Form 10QSB
period 2003-10-31
AMERICAN CONSTRUCTION CO
filed 2003-12-15
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended October 31, 2003.


                          AMERICAN CONSTRUCTION COMPANY

Nevada                       1540                         41-2079252
(State or other jurisdiction (Primary Standard Industrial (I.R.S. Employer
of incorporation or          Classification Number)       Identification Number)
organization)

              4340 East Charlestown Avenue, Phoenix, Arizona 85032
               Telephone (480) 695-7283 Facsimile: (602) 953-6915
          (Address and telephone number of principal executive offices)

                              Incorp Services Inc.
                             6075 S. Eastern Avenue
                     Suite 1, Las Vegas, Nevada, 89119-3146
                               Tel: (702) 866-2500
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               (X) Yes      ( ) No

     As of December 12, 2003, the Registrant had 9,175,000 shares of Common Stock, par value $0.001 per share outstanding.

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION................................................1

   ITEM 1.  FINANCIAL STATEMENTS.............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATIONS..................................9
   ITEM 3.  CONTROLS AND PROCEDURES.........................................11

PART II. OTHER INFORMATION..................................................11

   ITEM 1.  LEGAL PROCEEDINGS...............................................11
   ITEM 2.  CHANGES IN SECURITIES...........................................11
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................11
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11
   ITEM 5.  OTHER INFORMATION...............................................12
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................12

SIGNATURES..................................................................12

   EXHIBIT 31.1 - CERTIFICATION.............................................13

   EXHIBIT 32.1 - CERTIFICATION.............................................14

































--------------------------------------------------------------------------------
American Construction Company            Table of Contents              Page i

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------



                    AMERICAN CONSTRUCTION COMPANY & SUBSDIARY
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2003 AND
       FOR THE PERIOD FROM AUGUST 5, 2002 (INCEPTION) TO OCTOBER 31, 2003
                                   (Unaudited)

================================================================================










                                                                            Page
                                                                            ----



Unaudited Consolidated Financial Statements:

     Unaudited Consolidated Balance Sheet                                   F-2

     Unaudited Consolidated Statement of Operations                         F-3

     Unaudited Consolidated Statement of Changes in Stockholders' Deficit   F-4

     Unaudited Consolidated Statement of Cash Flows                         F-5

     Notes to Unaudited Consolidated Financial Statements                  F-6-8

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 1

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                OCTOBER 31, 2003

                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                  $        4,795
     Work in progress                                                   49,101
     Due from affiliate                                                 13,305

                                                                ----------------
         Total assets                                           $       67,201
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payables and accrued expenses                     $       17,768
     Customer deposits                                                  43,340
     Shareholders loan                                                   9,677
                                                                ----------------
         Total current liabilities                                      70,785
                                                                ----------------


STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value; 75,000,000 shares
       authorized, issued and outstanding 9,175,000 shares.              9,175
     Deficit accumulated during the development stage                  (12,759)
                                                                ----------------
         Total stockholders' deficit                                    (3,584)
                                                                ----------------

         Total liabilities and stockholders' deficit            $       67,201
                                                                ================










          The accompanying notes are an integral part of the unaudited consolidated financial statements.

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 2

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                For the nine month period ended October 31, 2003
            and the cumulative period from August 5, 2002 (inception)
                            through October 31, 2003
                                   (Unaudited)


                                                                   Cumulative
                                                                 from August 5,
                                                                      2002
                                              Nine months         (inception)
                                                 ended            through Oct.
                                             Oct. 31, 2003          31, 2003
                                            ----------------    ----------------
Revenue
  Construction revenue                      $       41,387      $      241,170
  Project supervision revenue                       10,307              10,307
                                            ----------------    ----------------
Total Revenue                                       51,694             251,477
Cost of sales                                       34,450             201,075
                                            ----------------    ----------------
          Gross Profit                              17,244              50,402
                                            ----------------    ----------------

Expenses:
  Contract Services                                      -              31,799
  Professional fees                                 14,558              19,558
  Administrative expenses                            5,552               6,909
                                            ----------------    ----------------
          Total expenses                            20,110              58,266
                                            ----------------    ----------------

Loss before income taxes                            (2,866)             (7,864)
Less: Income taxes                                   4,895               4,895

                                            ----------------    ----------------
Net loss                                    $      (7,761)      $      (12,759)
                                            ================    ================

Basic and diluted net loss per share        $            -      $            -
                                            ================    ================

Weighted average basic and fully diluted
  shares outstanding                             7,368,864
                                            ================    ================
















          The accompanying notes are an integral part of the unaudited consolidated financial statements.

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 3

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 -----------------------------------------------
               August 5, 2002 (Inception) through October 31, 2003
                                   (Unaudited)


                                                                                Deficit
                                                                              Accumulated
                                                                                 During
                                    Common         Common                         the
                                    Stock          Stock       Subscription   Development
                                    Shares         Amount       Receivable       Stage          Total
                                 ------------   ------------   ------------   ------------   ------------


Common Stock issued                5,100,000    $     5,100    $    (5,100)   $        --    $        --

Net loss for the period from
August 5, 2002 (inception)
through January 31, 2003                  --             --             --         (4,998)        (4,998)

                                 ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2003
                                   5,100,000    $     5,100    $    (5,100)   $    (4,998)   $    (4,998)

Receipt of cash                           --             --          5,100             --          5,100

Common Stock issued                4,075,000          4,075             --             --          4,075

Net loss for the period from
February 1, 2003 through
October 31, 2003                          --             --             --         (7,761)        (7,761)
                                 ------------   ------------   ------------   ------------   ------------

Balance, October 31, 2003          9,175,000    $     9,175    $        --    $   (12,759)   $    (3,584)
                                 ============   ============   ============   ============   ============


















          The accompanying notes are an integral part of the unaudited consolidated financial statements.

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 4

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                For the nine month period ended October 31, 2003
            and the cumulative period from August 5, 2002 (inception)
                            through October 31, 2003
                                   (Unaudited)


                                                                          Cumulative from
                                                        Nine months        August 5, 2002
                                                           Ended         (inception) through
                                                       Oct. 31, 2003       Oct. 31, 2003
                                                      ----------------    ----------------

Cash flows from operating activities:
  Net loss                                            $       (7,761)     $      (12,759)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Change in operating assets and liabilities:
      Due from affiliate                                     (37,525)            (13,305)
      Work in progress                                       (22,363)            (49,101)
      Accounts payable                                         7,595              17,923
      Customer deposits                                       43,340              43,340
                                                      ----------------    ----------------
Net cash used in operating activities                        (16,714)            (13,902)
                                                      ----------------    ----------------

Cash flows from financing activities:
      Share subscription                                       9,175               9,175
      Shareholders loan                                        9,677               9,677
                                                      ----------------    ----------------
Net cash provided by financing activities                     18,852              18,852
                                                      ----------------    ----------------


                                                      ----------------    ----------------
Effect of exchange rate changes on cash                          (99)               (155)
                                                      ----------------    ----------------

Net change in cash & cash equivalents                          2,039               4,795
Beginning cash & cash equivalents                              2,756                  --
                                                      ----------------    ----------------
Ending cash & cash equivalents                        $        4,795      $        4,795
                                                      ================    ================

Supplemental disclosure of cash flow information:
      Cash paid during the period for -
        Interest                                      $           --      $           --
                                                      ================    ================
        Income taxes                                  $           --      $           --
                                                      ================    ================















          The accompanying notes are an integral part of the unaudited consolidated financial statements.

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 5

                          AMERICAN CONSTRUCTION COMPANY
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Note 1 - Financial Statements
-----------------------------

American Construction Corporation has prepared the accompanying unaudited consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependant upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

The Company's fiscal year ends on January 31.

Note 2 - Recently Issued Accounting Pronouncements
--------------------------------------------------

On April 30, 2003, the FASB issued FASB Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 6

                          AMERICAN CONSTRUCTION COMPANY
                          (A Development Stage Company)
--------------------------------------------------------------------------------


than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of this pronouncement does not have a material effect on the earnings or financial position of the Company.

Note 3 - Related Party Transactions
-----------------------------------

Due from affiliate represents amount due from West Dee Investments, a company owned by a person related to the manager of West Dee Construction, Inc. who provides office space for the Company's business, free of charge. This amount bears an interest rate of 6% per annum and is payable on demand. Interest income on October 31, 2003 was insignificant.

The Company has an amount due to a major shareholder. The amount is due on demand, unsecured and interest free.

The shareholder/director of West Dee Construction, Inc. provides office space for the Company's business free of charge. The amount involved for such services during the period is insignificant and accordingly has not been recorded.

Note 4 - Common Stock
---------------------

American Construction Corporation during the period from August 5, 2002 to October 31, 2003 had two private placements of stock. On August 5, 2002, the company accepted and executed subscription agreements for 5,100,000 common shares, having $0.001 par value per share at an offering price of $0.001 per share, for gross offering proceeds of $5,100. In June 2003 the company accepted and executed subscription agreements for 4,075,000 common shares, having $0.001 par value per share at an offering price of $0.001 per share, for gross offering proceeds of $4,075. Both were pursuant to Regulation D Rule 506 of the Securities Act of 1933. The Company received the subscribed amount of $9,075 in the nine month period ended October 31, 2003.

Note 5 - Income Taxes
---------------------

The Company operates through its Canadian subsidiary. The Parent company has no operations of its own. Canadian income tax rules provide carryforward of net operating losses. Accordingly, the Company has gross deferred tax assets of approximately $2,200. The Company has recorded a 100% valuation allowance due to the uncertainty of its realization.

At October 31, 2003, the Company has gross deferred income tax asset of 6,766 Canadian dollars which can be carried forward through 2010.

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 7

                          AMERICAN CONSTRUCTION COMPANY
                          (A Development Stage Company)
--------------------------------------------------------------------------------


Note 6 - Going concern
----------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn significant revenue during the period from August 5, 2002 (inception) through October 31, 2003 and the Company has accumulated deficit of $12,759 at October 31, 2003. At October 31, 2003, the Company has negative working capital and has been in business for a short period of time

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through October 31, 2003, towards obtaining additional equity. Management believes that the successfully raising additional funding in next fiscal year will allow the Company to continue operations through the next fiscal year.

Note 7 - Work in progress
-------------------------

Work in-progress represents costs incurred on four uncompleted contracts. Costs consist of subcontract costs incurred on the contracts. These contracts are approximately 80% complete and the Company expects to earn a profit on these contracts. Accordingly, these contracts are stated at cost of $49,101 as at October 31, 2003.

Note 8 - Customer deposits
--------------------------

Customer deposits represent deposits received from customers on uncompleted projects. Two deposits were received at October 31, 2003 in the amount of $43,340.00.

--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 8

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION OR PLAN OF
--------------------------------------------------------------------------------
OPERATIONS
----------

PLAN OF OPERATIONS
------------------

During the next twelve months, we intend to continue our business by bidding on tenders or negotiating contracts as the landowners contact us to perform construction on their projects. We have been awarded the contract to renovate Fabricland, a retail fabric outlet for $7,200, Fer-Marc Equipment Ltd., a heavy equipment retail outlet for $106,560 and two residential homes valued at $6,800 and $6,696. Our company has one part time employee and our subsidiary currently has one part time employee which will not change in the next twelve months. In addition we expect our cash requirement for the operations of our business to be financed through our cash on hand and our operations. If this is not sufficient we will attempt to finance our operations through future borrowings or future sales of securities.. However we do not expect to have to raise additional funds in the next 12 months.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we have not earned a profit from our operation and because we have been in business for a short period of time. Our deficit is $12,759 as of October 31, 2003. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources. Due to our company operating for 15 months our discussion will focus on events that have occurred since our fiscal year end January 31, 2003.

Overview
--------

From the date of our incorporation on August 5, 2002 until October 31, 2003, we have been a development-stage company that had limited revenues. Our operating activities during this period consisted primarily of completing or near completing eight (8) construction projects.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. We have expensed all development expenses related to the establishment of West Dee Construction Ltd., our subsidiary corporation, and the corresponding professional fees incurred to establish our subsidiary.

Our operating expenses are classified into five categories:

     o    Cost of Sales;
     o    Contracting services;
     o    Professional fees;
     o    Administrative expenses; and
     o    Income taxes

Cost of Sales consists primarily of those expenditures incurred to pay the sub-trades or sub-contractors their fees.

Contracting services consists primarily of those expenditures to pay for general contracting services paid to Mrs. Weisgerber's company West Dee Investments Inc. The services provided by West Dee Investments Inc. are general contracting services which, includes plan design, estimating and bidding, supervision of independent contractors and site clean up. Our company and our subsidiary are responsible for all functions and activities of our operation but we pay for Mrs. Weisgerber's services to her corporation for providing the above services. We pay West Dee Investments Inc. a fee arrangement where that company receives the first $40,000 in profit per fiscal year as compensation for managing our projects. All profit earned beyond $40,000 remains with our subsidiary. We have paid to West Dee Investments Inc. $31,799 from the date of our inception to our year end January 31, 2003. No fees have been paid this fiscal year until we can determine what the profit is at year end.

Professional fees consist primarily of the accounting expenses to complete the audit.


--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 9

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


Administrative expenses consist primarily of costs to incorporate and general expenses.

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.

Results of operations
---------------------

We have lost $12,759 from the date of inception (August 5, 2002) to October 31, 2003.

In order to capture construction to date we have quoted construction prices on projects to be under the market to obtain the projects that allows us to obtain a reputation in the industry. To date our cost of goods sold is 80% ($201,075) of gross revenue ($251,477). We expect to maintaint this percentage of cost of sales to sales ratio but can not guarantee it.

Contracting services is $31,799 and are paid to Mrs. Weisgerber's company as compensation for services it renders to our subsidiary. This cost will not exceed $40,000 due to our fee arrangement with Mrs. Weisgerber's company.

We anticipate that our professional fees ($19,558) will increase because of the costs to be incurred in going public including audit and legal fees. It is our goal to keep these costs at $10,000 for the next fiscal year.

We anticipate that our administrative expenses ($6,909) will remain relatively stable in the next fiscal year because we don't anticipate these expenses becoming significant in operating our company.

We anticipate that our income taxes will be negligible for this year and the next fiscal year because our company is just starting business and has incurred a loss to date therefore not attracting tax and we expect the next fiscal year to be better but still not having to pay much in tax due to the losses from this year carrying forward. Our financial statements attached to this report make provision for income tax but this will be eliminated at year end once the contracting service discussed above is accrued or paid.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in the construction industry. We cannot assure you that we will successfully address such risks and challenges. In addition, even though we have completed or near completed eight (8) contracts, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Liquidity and Capital Resources
-------------------------------

Since the date of our incorporation, we have raised an aggregate of $9,175. These monies were raised from two private offerings pursuant to Regulation D Rule 506. The remainder of our capital resources will be earned from the operations of the business.

Our operating activities have used cash resources of approximately $13,902 from August 5, 2002 (inception) to the period ending October 31, 2003. Our negative operating cash flow resulted principally from our payment of consulting fees paid to an affiliated company directed by the director of our subsidiary and professional fees to audit and review our financial statements.

We had no investing activity for the period commencing August 5, 2002 to October 31, 2003. However we did raise $5,100 through January 31, 2003 and $4,075 subsequent to January 31, 2003 from our two private placements done pursuant to Regulation D Rule 506. The first to Jeff Mabry, our majority owner and director and the second to investors who bought our shares on our offering that was closed on June 2, 2003. Jeff Mabry has also loaned the company $9,677 to finance our operation.

At October 31, 2003 we had cash and cash equivalents of $4,795. This cash combined with our operating revenues should be sufficient to fund our operations for the next 12 months. If it is not we will attempt to sell more securities in the future or borrow monies in the future as necessary to ensure we have the


--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 10

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


necessary cash flow to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.

If cash generated from operations, our private placements and present cash is insufficient to meet our long-term liquidity needs, we may need to raise additional funds or seek other financing arrangements. Additional funding may not be available on favorable terms or at all. In addition, although there are no present understandings, commitments, or agreements with respect to any acquisition of other businesses we may, from time to time, evaluate potential acquisitions of other construction businesses to enhance our business. In order to consummate potential acquisitions, we may issue additional securities or need additional equity or debt financing and any such financing may be dilutive to existing investors.


ITEM 3. Controls and Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended October 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) We have designed controls and procedures to ensure all material information is disclosed in our financial statements and our public reports. These controls included having competent professionals prepare our financial statements and management reviewing the financial statements with our professionals to ensure they present fairly our financial position and results of operations. We have concluded that our controls are sufficient and effective to achieve the above goal.


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.



--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 11

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

None.


SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN CONSTRUCTION COMPANY.

Dated: December 12, 2003                 By:    /s/ Jeff  Mabry
                                                ---------------
                                         Name:  Jeff Mabry
                                         Title: President, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director


































--------------------------------------------------------------------------------
FORM 10-KSB - October 31, 2003      American Construction Company      Page 12