Form 10KSB
period 2004-01-31
AMERICAN CONSTRUCTION CO
filed 2004-05-13
CIK 1239188

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended January 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934. For the transition period from                 to
                                             ---------------    ----------------

                         Commission File No.: 333-105903

                          American Construction Company
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                    41-2079252
     ----------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

               4340 East Charleston Avenue, Phoenix, Arizona 85032
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

                    Issuer's telephone number: (480) 695-7283

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year. $59,002

As of January 31, 2004, we had 9,175,000 shares of our $0.001 par value common stock issued and outstanding. On January 31, 2004, the aggregate market value of our common stock held by non-affiliates was approximately $20,375.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, American Construction Company, is referred to herein as the "Company" or "We."

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I........................................................................1

     ITEM 1.   DESCRIPTION OF BUSINESS........................................1

BUSINESS STRATEGY.............................................................3

MARKETING STRATEGY............................................................4

     ITEM 2.   DESCRIPTION OF PROPERTY........................................4
     ITEM 3.   LEGAL PROCEEDINGS..............................................4
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............4

PART II.......................................................................4

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......4
     ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS.............................5
     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION................5
     ITEM 7.   FINANCIAL STATEMENTS...........................................8

FINANCIAL STATEMENTS..........................................................8

FOR THE PERIOD AUGUST 5, 2002 (INCEPTION) TO JANUARY 31, 2004.................8

     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURES....................................21
     ITEM 8A.  CONTROLS AND PROCEDURES.......................................21
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
     PERSONS OF THE REGISTRANT; COMPLIANCE WITH  SECTION 16(a) OF
     THE EXCHANGE ACT........................................................21
     ITEM 10.  EXECUTIVE COMPENSATION........................................22
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     MANAGEMENT..............................................................23
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS..........23
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..............................23
     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................24
     Exhibit No. 32.1........................................................25
     Exhibit No. 31.1........................................................26




















--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004  American Construction Company  Page i

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


PART I
------

This report on Form 10-KSB and documents incorporated herein by reference contain certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as "anticipates," "believes," "intends," "plans," "expects," "seeks," "scheduled," "foreseeable future' and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in "Management Discussion and Analysis" and elsewhere herein.


ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

American Construction Company, (the "Company") was established on August 5, 2002 for the purpose of commencing the business of general construction contracting. It is the Company's objective to provide to its customers timely and durable construction of their residential and commercial needs. We established our subsidiary for the purpose of achieving our above stated objectives in Saskatchewan, Canada. We established our subsidiary to enter the residential and commercial construction industry in this market.

To accomplish the above objective the founder of our company, Jeff Mabry established American Construction Company (a Nevada company) on August 5, 2002. American Construction Company then established its subsidiary, West Dee Construction Ltd. (a Saskatchewan, Canada company) on August 8, 2002 by purchasing 100 shares from its treasury.

We employ two (2) people including Mr. Mabry and Mrs. Weisgerber with no full time employees. The reason the Company employees such few people is because we are a general contractor company. A general contractor company is responsible for obtaining construction contracts by negotiation or by winning tenders and then retaining the sub-trades (plumbers, carpet and tile installers, electricians and dry wall companies) necessary to satisfy the terms of the contract. The general contractor supervises the sub-trades or sub-contractors to ensure the construction project is completed in accordance with the terms of the contract or arrangement with the owner, in particular the construction completion date and the quality of the construction. We select our sub-trades by contacting two or three sub-trades in each trade that we require to satisfy the contract and pick that trade person that has the best price to perform the work who has the best reputation in the industry.

Our subsidiary commenced business in the 3rd quarter of 2002 and obtained four construction contracts. Two of our contracts were to renovate two residential homes and the other two were to construct and renovate commercial buildings. The commercial renovations included the renovation of a night club which involved the design of the night club in consultation with the owners including all bars, dance floors, bathrooms and coat checks and then building the night club to the specifications required. The other commercial construction project included the construction of "Visions" electronic store, a major retail electronics store. This project was a start up project that we constructed from the ground floor to completion for lease. Our two residential projects included the renovation of two existing houses where the owners required to update and/or expand their dwelling. We have successfully completed these construction projects and have obtained and/or completed 6 additional contracts as indicated below. The Company has spent a great deal of time negotiating the potential purchase of two warehouses in Regina, Saskatchewan and Saskatoon, Saskatchewan for the purpose of converting the warehouses to condominiums. These projects if obtained and zoning is approved will generate approximately 600,000 CDN and 3,000,000 CDN in gross sales.








--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 1

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


The following are the material terms and status of the contracts:

                                                              Material Terms                 Percentage of
Project                                    Price/Revenue(1)  Completion Date       Status      Revenue
-------                                    ----------------  ---------- ----       ------      -------

Completed Contracts:
-------------------

2003:

Gabbos Night Club                            $115,717        October 15, 2002      Complete      58%
Visions Electronics                          $ 31,665        October 31, 2002      Complete      16%
53 McNiven Cr. (Residential)                 $ 25,657        October 31, 2002      Complete      13%
1238 Elphinstone Street (Residential)(2)     $ 26,744        April 30, 2003        Complete      13%
                                             --------                                           ---

Total                                        $199,783                                           100%
                                             ========                                           ====

2004:

1238 Elphinstone Street (Residential)        $  5,900        April 30, 2003        Complete      10%
Suds Car Wash                                $  1,594        October 23, 2003      Complete       3%
Fabricland                                   $  9,426        July 31, 2003         Complete      16%
Visions Electronics                          $  6,690        August 31, 2003       Complete      12%
2721 Sinton Avenue                           $ 12,619        September 30, 2003    Complete      22%
266 Angus Crescent                           $ 12,041        November 1, 2003      Complete      20%
Gabbo's Nightclub                            $  3,986        January 31, 2004      Complete       6%
Miscellaneous scrap sales                    $  6,746        October/November/2003 Complete      11%
                                             --------                                            ---

Total                                        $ 59,002                                           100%
                                             ========                                           ====

Uncompleted Contracts:
---------------------

Fer-Marc Equipment Ltd.                      $106,560(3)(4)  April 30, 2004        50% Complete
8 Lott Road see note (5)

(1) 2003: Exchange rate to convert CDN dollar contracts to USD dollar revenue was $1.56476 CDN = $1.00 USD; 2004: Exchange rate to convert CDN dollar contracts to USD dollar revenue was $1.30752 CDN = $1.00 USD;
(2) This amount was accrued to January 31, 2003. The contract was completed on April 30, 2003;
(3) Exchange rate to convert CDN dollar contracts to USD dollar revenue was $1.3888 CDN = $1.00 USD.
(4) The initial contract price for Fer-Marc Equipment Ltd. was $148,000CDN respectively.
(5) We can not estimate the renovation revenue for 8 Lott Road because it is a cost plus $5,000 contract.


The role of Mr. Jeff Mabry, the sole officer and director of the Company, is to ensure all private placement funding is conducted in accordance with all securities legislation; that all accounting functions in the parent and subsidiary are complete and accurate and prepared in a timely fashion; and, to ensure all Federal and State public filings are complete and accurate.

The role of Mrs. Kathy Weisgerber is to conduct the day-to-day operations of the subsidiary to the satisfaction of the land owners. Mrs. Weisgerber ensures all contracts are successfully negotiated and/or tendered and ensures all sub-trades are retained. Mr. Weisgerber and her family have been in the general contracting construction business in Saskatchewan for 20 years.

The primary geographic region where we anticipate conducting our operations is Saskatchewan, Canada. The Company intends to target the following primary markets in this region:

     a)   Small retail operations requiring renovation;
     b) Residential house owners requiring renovation to their existing dwelling;

The Company earned $258,785 in gross revenue and had a net loss of $34,094 from August 5, 2002, the date of inception to January 31, 2004 by targeting these markets.

The competitive business condition faced by our Company is the ability to negotiate construction contracts or tenders effectively so that we receive the construction project and earn a profit. Our Company is one of the smallest

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 2

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


general contracting companies in the construction industry in the Province of Saskatchewan. We intend to increase our position in the industry by competitively negotiating contract and tender prices as they come due and slowly build our reputation for completing construction projects in a timely and durable fashion for a price that is cost effective for the land owner.

The competitive business conditions of the industry include competing against competitors that receive financing to purchase materials on credit and that have skilled manpower on staff to complete projects in a timely fashion. Competitors that have these conditions can bid and tender on jobs with more confidence that they will achieve their profit expectations. This is because they know what their labor cost will be because they pay employees that are on staff and they don't have to pay for materials until they are paid by the landowner or on terms that are more favorable to small construction operators like our company. As a result of these conditions they have a greater advantage of obtaining and completing the construction contracts. Our company does not have favorable financing terms versus large construction companies and we must bid or tender contracts with the uncertainty that certain trades may charge more than what we estimated.

The methods of competition used in the construction industry are bidding or tendering contracts at a loss to prevent competitors such as our company from obtaining the contract or competitors having personal contacts or relationships with landowners who privately negotiate contracts who might tender the contract to the market if it was not otherwise privately negotiated.

The Company believes that the overall growth of its business will be prefaced on the reference it receives from its past clients especially in the home residential market where references are often asked for and followed up by prospective house owners. Upon a good reference being received endorsing the Company's successful performance of past house renovations we are confident that we will increase the number of contracts or tenders that we will win in this market. The commercial renovation market works in much the same fashion with the business owner relying on references or observing past work that a company has completed.

In Saskatchewan, there is no requirement for general contractors to be licensed. We do require construction permits for construction projects. This requires drawings to be made that are designed by us and forwarded to the municipal government who approves the plans before construction commences. Other than receiving construction permits discussed above there are no government regulations existing or probable that effect our business.

BUSINESS STRATEGY
-----------------

Main Objectives
---------------

The Company's business strategy has been developed to achieve the following objectives:

     a)   Timely completion of all construction projects;
     b)   To construct durable structures;

Timely Completion of Construction Projects
------------------------------------------

It is our goal to complete all construction projects we are successful in obtaining in a timely fashion. The time of completion in a construction project is the most important objective to a landowner. In a commercial renovation the landowner can not lease his building to a tenant if the building is not ready for occupancy or they can not use it themselves for occupancy increasing their overhead in renting another premise until their building is complete or at a minimum disrupting their staff while the renovation is being completed. It is therefore essential in every commercial renovation to satisfy the time of completion as it generally translates into the landowner loosing money in a direct or indirect fashion if is not completed on time.

In a home renovation project, time of completion is also the most important factor because typically the home renovation disrupts and entire family and how they live within their dwelling. If a home renovation runs over its completion date too long the landowner will not tolerate it because his home will not be a place where he or she can relax especially if they have a family.

To achieve this objective the company plans each project to the point of completion and discusses the time of completion with each sub-trade to ensure they effectively work together to ensure they are coordinated with each other sub-trade. Once the plan is established and discussed we follow up with each

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 3

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


sub-trade to ensure they are on target with their own work. If a sub-trade is not on target we advise them of the deficiency and will hold back a progress payment until their work is done.

Durable Construction
--------------------

The second most important objective is the quality construction of the commercial or home construction project. When negotiating or tendering on a project the landowner will advise or we will advise the landowner of the materials that should be used. Since certain building materials are better than others we advise the landowner of this when negotiating as this will determine the overall price of the contract to the owner. This will not impact our price of doing the project as the owner will purchase the construction materials.

To ensure the construction project is being durably built we retain only those sub-trades that are qualified with the proper credentials. This will include finishing carpenters, journeymen electricians and plumbers or experienced sub-trades with good reputations in the construction industry. In addition, we will discuss the construction of the project with the sub-trades on the job to determine if any one trade is having a problem at the construction site, is not getting done on time or the owner is noticing any deficiencies for what they had anticipated to be completed. We also inspect the work as it is completed.

MARKETING STRATEGY
------------------

We market our services by personally contacting commercial and residential landowners to determine what work is available and what their intentions are for the future regarding renovations to their business or residential dwellings.


ITEM 2.  DESCRIPTION OF PROPERTY.
---------------------------------

Our operating facilities are located at 4340 East Charlestown Avenue, Phoenix, Arizona, 85032 and 26 Harlton Bay, Regina, Saskatchewan. These facilities are provided to us at no charge by Jeff Mabry director of the Company and Mrs. Kathy Weisgerber, director of our subsidiary, each of which are located in their residence. The Canadian operating facility functions as our main operating facility.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None


PART II
-------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

Principal Market or Markets
---------------------------

Our common stock presently has no market and is not listed on any exchange or on the Over-the-Counter Electronic Bulletin Board.




--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 4

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Approximate Number of Common Stock Holders
------------------------------------------

As of January 31, 2004, we had 9,175,000 shares of common stock issued and outstanding, held by approximately 30 shareholders.

Dividend Policy
---------------

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities
---------------------------------------

On August 5, 2002 we issued 5,100,000 common shares, having $0.001 par value per share, to Jeff Mabry, the Director and founder of the Company for $5,100 pursuant to Regulation D Rule 506 of the Securities Act of 1933. These shares were paid for on April 4, 2003.

On June 2, 2003, we accepted and executed subscription agreements that sold 4,075,000 common shares, having $0.001 par value per share, to 29 persons, at an offering price of $0.001 per share for gross offering proceeds of $4,075 USD, pursuant to Regulation D Rule 506 of the Securities Act of 1933. For this offering we offered our shares of common stock to a limited number of offerees, with whom we had a pre-existing relationship. Each of the investors in our company are friends or business associates of Mr. Mabry the director and founder of the company. Each person purchasing our shares of common stock who we reasonably believed was not an accredited investor (as that term is defined by the provisions of Rule 501(a), received from us that information specified by the provisions of Rule 502(b). Additionally, we reasonably believe that each such person either alone or with his or her purchaser representative (as that term is defined by the provisions of Rule 501(h)), has such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of a purchase of our common shares. For each offering, we discussed with each purchaser in, what we believe to be, reasonable detail the various aspects, including the risks, relating to a purchase of our common stock. Each of the 29 investors were not accredited investors.

We never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS
-------------------------------------------

PLAN OF OPERATIONS
------------------

During the next twelve months, we intend to continue our business by bidding on tenders or negotiating contracts as the landowners contact us to perform construction on their projects. The Company has also spent a great deal of time negotiating the potential purchase of two warehouses in Regina, Saskatchewan and Saskatoon, Saskatchewan. These projects if obtained and zoning is approved will generate approximately 600,000 CDN and 3,000,000 CDN in gross sales.

Our company has one part time employee and our subsidiary currently has one part time employee which will not change in the next twelve months. In addition we expect our cash requirement for the operations of our business to be financed through our cash on hand and our operations. If this is not sufficient we will attempt to finance our operations through future borrowings or future sales of securities. However we do not expect to have to raise additional funds in the next 12 months.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we have not earned a profit from our operation and because we have been in business for a short period of time. Our deficit is $34,094 as of January 31, 2004. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.



--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 5

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Overview
--------

From the date of our incorporation on August 5, 2002 until January 31, 2004, we have been a development-stage company that had limited revenues. Our operating activities during this period consisted primarily of completing or near completing ten (10) construction projects.

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

Contracting services consists primarily of those expenditures to pay for general contracting services paid to Mrs. Weisgerber's company West Dee Investments Inc. The services provided by West Dee Investments Inc. are general contracting services which, includes plan design, estimating and bidding, supervision of independent contractors and site clean up. Our company and our subsidiary are responsible for all functions and activities of our operation but we pay for Mrs. Weisgerber's services to her corporation for providing the above services. We pay West Dee Investments Inc. a fee arrangement where that company receives the first $40,000 in profit per fiscal year as compensation for managing our projects. All profit earned beyond $40,000 remains with our subsidiary. We have paid to West Dee Investments Inc. $31,799 from the date of our inception to our year end January 31, 2003 and accrued $14,252 for the year ended January 31, 2004.

Professional fees consist primarily of the accounting expenses to complete the audit and quarter end review financial statements and some legal fees.

Administrative expenses consist primarily of costs to incorporate and general expenses.

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.

Results of operations
---------------------

We have lost $34,094 from the date of inception (August 5, 2002) to January 31, 2004.

In order to capture construction to date we have quoted construction prices on projects to be under the market to obtain the projects that allows us to obtain a reputation in the industry. To date our cost of goods sold is 78% ($202,800) of gross revenue ($258,785). We expect to maintain this percentage of cost of sales to sales ratio but can not guarantee it. Revenue decreased from $199,783 in 2003 to $59,002 in 2004 because of severe competition in the industry and the Company focusing on obtaining two major condominium renovation projects in Regina, Saskatchewan and Saskatoon, Saskatchewan.

Contracting services are $31,799 in 2003 and $14,252 in 2004 and are paid to Mrs. Weisgerber's company as compensation for services it renders to our subsidiary. This expense decreased reflecting the reduced work received by the Company in 2004 relative to 2003. This cost will not exceed $40,000 due to our fee arrangement with Mrs. Weisgerber's company (West Dee Investments Inc.) that it receive the first $40,000 in profit.

Professional services are $5,000 in 2003 and $25,518 in 2004 and are paid to our auditor, accountants and lawyers. This expense increased reflecting that we incurred more professional fees over a 12 month period in 2004 versus the 6 month period in 2003 and therefore we had more auditor fees to prepare financial statements for our quarterly returns and to update our financial statements contained in our registration statement that was declared effective November 25, 2003. We anticipate that our professional fees will decrease because the costs

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 6

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


incurred in going public including audit and legal fees have ended and we anticipate that the cost to maintain our public status and year end audit to be less than the cost we incurred to get our public reporting status. It is our goal to keep these costs at $10,000 for the next fiscal year.

Administrative expenses are $1,357 in 2003 and $12,153 in 2004 and are paid for general expenses of the Company. Again the increase is due to comparing a 6 month reporting period in 2003 to a 12 month reporting period in 2004. We anticipate that our administrative expenses will remain relatively stable at $5,000 in the next fiscal year because we don't anticipate these expenses becoming significant in operating our company.

We anticipate that our income taxes will be negligible for this year and the next fiscal year because our company is just starting business and has incurred a loss to date therefore not attracting tax and we expect the next fiscal year to be better but still not having to pay much in tax due to the losses from this year carrying forward.

Due to the foregoing factors, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies in the construction industry. We cannot assure you that we will successfully address such risks and challenges. In addition, even though we have completed or near completed ten (10) contracts, we cannot assure you that our revenues will increase or that we will become profitable in the future.

Liquidity and Capital Resources
-------------------------------

Our operating activities have used cash resources of approximately $55,981 from August 5, 2002 (inception) to the period ending January 31, 2004. Our negative operating cash flow resulted principally from our payment of consulting fees paid to an affiliated company directed by the director of our subsidiary, professional fees to audit and review our financial statements and costs incurred to complete construction projects prior to being paid for the completion of the projects. The net cash used by operating activities increased by $14,207 in 2004 ($35,094) as compared to 2003 ($20,887) due to a decline in obtaining profitable construction projects in 2004 versus 2003.

Our financing activities have increased cash resources of approximately $59,092 from August 5, 2002 (inception) to the period ending January 31, 2004. Our positive net cash provided by financing activities in fiscal 2004 resulted from collecting subscriptions on our two private offerings pursuant to Regulation D Rule 506 of $9,175, amounts paid by West Dee Investments Inc. ($11,608) to our subsidiary and Shareholder Loans ($14,666) from Jeff Mabry to the Company.

We had no investing activity for the period commencing August 5, 2002 to January 31, 2004.

At January 31, 2004 we had cash and cash equivalents of $3,122. This cash combined with our operating revenues should be sufficient to fund our operations for the next 12 months. If it is not we will attempt to sell more securities in the future or borrow monies in the future as necessary to ensure we have the necessary cash flow to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our third fiscal year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.

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









--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 7

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                              FINANCIAL STATEMENTS


                    American Construction Company & SUBSDIARY
                          (A Development Stage Company)
                        Consolidated FINANCIAL STATEMENTS
                                    CONTENTS
          FOR THE PERIOD AUGUST 5, 2002 (INCEPTION) TO JANUARY 31, 2004

================================================================================








                                                                        Page

Report of Independent Certified Public Accountants                       F-2

Consolidated Financial Statements:

     Consolidated Balance Sheet                                          F-3

     Consolidated Statement of Operations                                F-4

     Consolidated Statement of Changes in Stockholders' Deficit          F-5

     Consolidated Statement of Cash Flows                                F-6

     Notes to Consolidated Financial Statements                      F-7 to F-13

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 8

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



The Board of Directors
American Construction Company

We have audited the accompanying consolidated balance sheet of American Construction Company and subsidiary (a development stage company) as of January 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the period from August 5, 2002 (inception) through January 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of American Construction Company as of January 31, 2004 and the results of its operations, changes in its stockholders' deficit and its cash flows for the period from inception (August 5, 2002) to January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 7, the Company has minimal working capital and has been in business for a short period of time, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KABANI & COMPANY, INC.
Certified Public Accountants

Fountain Valley, California
April 29, 2004

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 9

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                     ASSETS
                                                              January 31, 2004
                                                              ----------------
CURRENT ASSETS
     Cash & cash equivalents                                  $         3,122
     Costs in excess of billings on uncompleted
      contracts                                                       112,687
     Deposit                                                           11,274
     GST Receivable                                                     2,944
                                                              ----------------
           Total assets                                       $       130,027
                                                              ================



CURRENT LIABILITIES
     Accounts payables and accrued expenses                   $        44,960
     Customer deposits                                                 59,493
     Shareholders loan                                                 14,667
     Due to affiliate                                                  35,826
                                                              ----------------
      Total current liabilities                                       154,946
                                                              ----------------



STOCKHOLDERS' DEFICIT
    Common stock, $.001 par value; 75,000,000 shares,
    authorized, issued and outstanding
    9,175,000 shares                                                    9,175
    Deficit accumulated during the development stage                  (34,094)
                                                              ----------------
           Total stockholders' deficit                                (24,919)
                                                              ----------------

           Total liabilities and stockholders' deficit        $       130,027
                                                              ================












               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 10

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------


                                                                       From             Cumulative
                                                                    August 5,         from August 5,
                                                                       2002                2002
                                               For the Year        (inception)        (inception) to
                                              ended January         to January         January 31,
                                                 31, 2004            31, 2003              2004
                                             ----------------    ----------------    ----------------
Revenue
  Construction Revenue                       $        59,002     $       199,783     $       258,785

Cost of sales                                         36,175             166,625             202,800
                                             ----------------    ----------------    ----------------
          Gross Profit                                22,827              33,158              55,985
                                             ----------------    ----------------    ----------------

Expenses:
  Contracted services                                 14,252              31,799              46,051
  Professional fees                                   25,518               5,000              30,518
  Administrative expenses                             12,153               1,357              13,510
                                             ----------------    ----------------    ----------------
          Total expenses                              51,923              38,156              90,079
                                             ----------------    ----------------    ----------------

Loss before income taxes                             (29,096)             (4,998)            (34,094)
Less: Income taxes                                         -                   -                   -
                                             ----------------    ----------------    ----------------
Net loss                                     $       (29,096)    $        (4,998)    $       (34,094)
                                             ================    ================    ================

Net loss per share                           $        (0.004)    $        (0.001)
                                             ================    ================

Weighted average basic and fully diluted
  shares outstanding                               7,137,500           5,100,000
                                             ================    ================
















               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 11

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               August 5, 2002 (Inception) through January 31, 2004
               ---------------------------------------------------


                                                                                    Deficit
                                                                                  Accumulated
                                                                                     During
                                         Common         Common                        the
                                         Stock          Stock      Subscription   Development
                                         Shares         Amount      Receivable       Stage          Total
                                      ------------   -----------   ------------   ------------   ------------


Common Stock issued                      5,100,000   $    5,100    $    (5,100)   $        --    $        --

Net loss for the period from
August 5, 2002 (inception)
through January 31, 2003                        --           --             --         (4,998)        (4,998)
                                      ------------   -----------   ------------   ------------   ------------

Balance, January 31, 2003                5,100,000   $    5,100    $    (5,100)   $    (4,998)   $    (4,998)

Receipt of cash                                 --           --          5,100             --          5,100

Common Stock issued                      4,075,000        4,075             --             --          4,075

Net loss for the period from
February 1, 2003 through
January 31, 2004                                --           --             --        (29,096)       (29,096)
                                      ------------   -----------   ------------   ------------   ------------

Balance, January 31, 2004                9,175,000   $    9,175    $        --    $   (34,094)   $   (24,919)
                                      ============   ===========   ============   ============   ============










               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 12

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------


                                                                                From          Cumulative from
                                                        For the Year       August 5, 2002      August 5, 2002
                                                            Ended          (inception) to      (inception) to
                                                       Jan. 31, 2004      January 31, 2003    January 31, 2004
                                                      ----------------    ----------------    ----------------

Cash flows from operating activities:
  Net Loss                                            $       (29,096)    $        (4,998)    $       (34,094)
    Adjustments to reconcile
      net loss to net cash used in
      operating activities:

      Change in operating assets and liabilities:
        Work in progress                                      (85,950)            (25,994)           (111,944)
        Deposit                                               (11,274)                                (11,274)
        GST receivable                                         (2,944)                                 (2,944)
        Accounts payable                                       34,677              10,105              44,782
        Customer deposits                                      59,493                                  59,493
                                                      ----------------    ----------------    ----------------

Net cash provided by operating activities                     (35,094)            (20,887)            (55,981)
                                                      ----------------    ----------------    ----------------

Effect of exchange rate changes on cash                            11                                      11
                                                      ----------------    ----------------    ----------------

Cash flows from financing activities
  Share subscription                                            5,100                 100               5,200
  Issuance of common stock                                      4,075                                   4,075
  Due to affiliate                                             11,608              23,543              35,151
  Shareholders loan                                            14,666                                  14,666
                                                      ----------------    ----------------    ----------------
Net cash provided by financing activities                      35,449              23,643              59,092
                                                      ----------------    ----------------    ----------------

Net change in cash                                                366               2,756               3,122
                                                      ----------------    ----------------    ----------------
Beginning cash balance                                          2,756
                                                      ----------------    ----------------    ----------------
Ending cash balance                                   $         3,122     $         2,756     $         3,122
                                                      ================    ================    ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for -
    Interest                                                     NONE                NONE                NONE
                                                      ================    ================    ================
    Income taxes                                                 NONE                NONE                NONE
                                                      ================    ================    ================



               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       F-6

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 13

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Note 1 - Organization
---------------------

American Construction Company (ACC) and its wholly owned Canadian subsidiary, West Dee Construction Ltd. (WDCL), collectively, (the Company) provides services as a general contractor for residential and commercial construction projects. ACC was incorporated in the State of Nevada on August 5, 2002. The contracting services are provided in and around Regina, Saskatchewan region of Canada. The company began its construction activities from September 1, 2002. Generally, the work is performed under fixed price contracts

Basis of Presentation
---------------------

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has a short history of operations which raises substantial doubt about the Company's ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and upon obtaining the capital requirements of the Company. Management is planning to raise capital through issuance of shares. Management believes actions planned and presently being taken provides the opportunity for the Company to continue as a going concern.

Development Stage Enterprise
----------------------------

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. "Accounting and Reporting by Development Stage Enterprises". The Company is devoting substantially all of its present efforts to establish a new business.

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiary, West Dee Construction Ltd., a Canadian corporation. All inter-company accounts have been eliminated. The parent company, American Construction Company, Inc. is a holding company and has no assets except its investment in its wholly owned subsidiary and has no operations. Accordingly, the financial statements presented herein are essentially those of its wholly owned foreign subsidiary, West Dee Construction Ltd.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 14

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Foreign Currency Transactions
-----------------------------

The functional currency for the Canadian subsidiary (West Dee Construction Inc.) is the Canadian dollar. Assets and liabilities of the Company's Canadian subsidiary are translated in to United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the reporting period. Gains and losses resulting from foreign currency transactions are included in the statement of operations. Gains and losses from translating the Canadian subsidiaries financial statements into the United States dollars (reporting currency) are included in other comprehensive income. Such gains and losses were insignificant at January 31, 2004.

Risks and Uncertainties
-----------------------

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Concentrations
--------------

The Company currently intends to initially concentrate its business within the Regina, Saskatchewan, Canada.

Revenue and Cost Recognition
----------------------------

The Company recognizes revenues on the percentage of completion method, measured by the percentage of cost incurred to date to estimate total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contract. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. A contract is considered complete when the customer accepts the work. At January 31, 2004, all but five contracts are not yet completed.

Contract costs consist primarily of subcontract costs and are recorded as incurred. Provision for estimated losses on uncompleted contracts is made in the period in which such losses are determined. General and administrative costs are expensed as incurred

Costs in excess of amounts billed are classified as current assets under costs in excess of billings on uncompleted contracts. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts. Contract retentions are included in contract receivables.

Fair Value of Financial Instruments
-----------------------------------

Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's accounts payable and related party payables approximate their estimated fair values due to their short-term maturities.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 15

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Long-lived assets
-----------------

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Earnings (loss) per share
-------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for 2003 and 2002; as such inclusion is anti-dilutive.

Start-up Costs
--------------

The Company adopted Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income". FAS No.130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. The Company's component of comprehensive income (loss) consists of a net income.

Issuance of shares for service
------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 16

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Income Taxes
------------

The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Valuation of Long-Lived Assets
------------------------------

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Segment Reporting
-----------------

The Company consists of one reportable business segment. All revenue is from external customers in Canada. All of the Company's assets are located in Canada.

Reclassifications
-----------------

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recently Issued Accounting Pronouncements
-----------------------------------------

On April 30 2003, the FASB issued FASB Statement No. 149 (FAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. FAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 does not have a material impact on the Company's financial position or results of operations or cash flows.

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 17

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

Note 3 - Subscription receivable / Common stock subscribed
----------------------------------------------------------

At January 31, 2003, the Company had subscription receivable for the purchase of 5,100,000 shares of common stock at $0.001. The Company received the cash for the subscription receivable in the year ended January 31, 2004.

During the year, the Company received cash in an amount of $4,075 and issued 4,075,000 shares at $0.001 par value.

Note 4 - Costs in excess of billings on uncompleted contracts
-------------------------------------------------------------

Costs in excess of billings on uncompleted contracts represents costs incurred on five uncompleted contracts not billed through March 31, 2004. Costs consist of subcontract costs incurred on the contract. These contracts are at various stages of completion. These contracts are stated at cost of $112,687 as at January 31, 2004.

Note 5 - Deposit
----------------

Deposit represents amount held by Escrow Company for the purchase of the property. This amount will be applied towards the purchase price when the escrow closed.

Note 6 - GST Receivable
-----------------------

GST receivable consists of sales tax paid for purchase is in excess of sales tax collected from buyer. The excess will be refunded from the Canadian government since all the sales tax is related to West Dee Construction. As of January 31, 2004, the balance is U.S. $2,944.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 18

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Note 7 - Customer Deposits
--------------------------

Customer deposits represent cash received for the four uncompleted contract. These deposits will be recognized as revenue based on the percentage of completion. As of January 31, 2004, the balance is $59,493.

Note 8 - Related Party Transactions/ Due from affiliate
-------------------------------------------------------

Due from affiliate represents amount from West Dee Investments, a company owned by a relative of West Dee Construction Inc.'s key officers. This loan is unsecured, non interest bearing and is payable on demand.

The West Dee Investment, Inc., a related party, provides management (contract) services to American Construction Company's subsidiary. The service fee is based on total net profit up to $40,000. The amount paid for the year ended January 31, 2004 and 2003 is $14,252 and $31,799, respectively.

Shareholder's loan represents amount from shareholders. The loan is unsecured, non interest bearing and is payable on demand.

Note 9 - Income Taxes
---------------------

The credit at United States Federal Statutory rate is 34%. At January 31, 2004 and 2003, the Company has gross deferred income tax asset of approximately $9,500 and $1,700, respectively, which can be carried forward through 2010. The Company has recorded a 100% valuation allowance due to the uncertainty of its realization

Note 10 - Going concern
-----------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn significant revenue for the year ended 2004 and 2003. The Company has accumulated deficit of $34,094 at January 31, 2004. At January 31, 2004, the Company has a negative working capital and has been in business for a short period of time

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 19

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Note 10 - Going concern (Continued)
-----------------------------------

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through January 31, 2004, towards obtaining additional equity. Management believes that the successfully raising additional funding in next fiscal year will allow the Company to continue operations through the next fiscal year.

--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 20

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

None.


ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) who also serves as the Company's Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of January 31, 2004. Based on that evaluation, the CEO/ CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended January 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
---------------------------------------------------------------------------
REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------------------

The Company's executive officers and directors are as follows:

Name                             Age     Title

Jeff Mabry                       37      President, Chief Executive Officer,
4340 E. Charleston                       Chief Financial Officer and Director
Phoenix, Arizona USA                     of the Company

Kathy Weisgerber                 40      President and Director of West Dee
26 Harlton Bay                           Construction Ltd. the wholly owned
Regina, Saskatchewan, Canada             subsidiary of the Company

Mr. Jeff Mabry
--------------

Mr. Mabry is currently employed with CDS Insurance Agency, LLC as a broker from June 2002 to present.

From May 1995 to August 2001 Mr. Mabry was employed with The Tech Group a manufacturer of injection molds. Mr. Mabry was Senior Project Engineer responsible for quoting and managing projects from concept through approved production.

From May 1993 to April 1995 Mr. Mabry was employed with Plastic Design Corp. as a Mold Maker. Mr. Mabry was responsible for building plastic injection molds for the automotive and medical uses..

Mr. Mabry is a graduate of Arizona State University majoring in Construction Engineering.

Mrs. Kathy Weisgerber
---------------------

Mrs. Weisgerber conducts the day-to-day operations of the subsidiary to the satisfaction of the land owners. She ensures all contracts are successfully negotiated and/or tendered and ensures all sub-trades are retained. Mrs.


--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 21

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


Weisgerber reviews blue prints for the purpose of calculating material takeoffs to estimate the material requirements and the necessary cost to complete a project so that the proper material is purchased at the lumber yards and other material suppliers and design work where required for residential and commercial projects. She retains the sub-trades to complete the project once the project costs are estimated. Mrs. Weisgerber and her family have been in the general contracting construction business in Saskatchewan for 20 years performing all aspects of general contracting including working on the construction sites, estimating and bidding. Mrs. Weisgerber has accumulated this experience by: (a) working with her family at a small finishing supply store, Rock Oak Supplies, servicing customers for their material needs such as kitchen design; (b) by working on past construction projects where she performed all construction duties including working on the site in the capacity as laborer, clean up and receiver of material. Specific projects worked on included the construction of two Brandee's confectionary stores in Regina, Saskatchewan, approximately 20 residential houses by her family's former business, Caesar Homes in Regina, Saskatchewan, senior home construction, and the construction of Lang Credit Union in Lang, Saskatchewan. In addition to Mrs. Weisgerber's experience, she draws on her husband's experience as a master carpenter with the Government of Saskatchewan in its construction division, Saskatchewan Property Management. Mrs. Weisgerber and her family will continue to provide the company with the services described above for the company's sole benefit. Mrs. Weisgerber and her family will continue with their business and will not pose potential conflicts of interest for our company because they only work on projects for our company.

Mrs. Weisgerber in addition to her obligations at West Dee Construction Ltd. has been employed by Sasktel for 20 years. Mrs. Weisgerber holds the position of national account representative for this government tele-communication company.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers, directors and greater than ten-percent beneficial owners (Jeff Mabry and Kathy Weisgerber) were not timely filed due to inadvertent error however at the time of filing of this annual report all filings were properly filed. No shares had been traded by any of the officers, directors and greater than ten-percent beneficial owners from the time of issuance from treasury to the date of this filing.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2003, through the fiscal year ended December 31, 2003, of all officers and directors of the Company.

                                                           Securities
Name and Principal                                         Underlying
Positions at 01/31/04    Salary    Bonus   Compensation     Options
---------------------    ------    -----   ------------    -----------
Jeff Mabry                -0-       -0-        -0-             -0-
Director/President

Kathy Weisgerber(1)       -0-       -0-        -0-             -0-
Director/President



--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 22

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


(1) Kathy Weisgerber is the director and president of West Dee Construction Ltd. the wholly owned subsidiary of American Construction Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

The following table sets forth, as of January 31, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

                           AMOUNT AND NATURE                 PERCENT OF
NAME AND ADDRESS       OF BENEFICIAL SHARES OWNED       OUTSTANDING OWNERSHIP
----------------       --------------------------       ---------------------

Jeff Mabry                5,100,000 Common Shares                55.58%

Kathy Weisgerber          None                                   0.00%

Officers and directors
as a group                5,100,000 Common Shares               55.58%(1)

(1) Jeff Mabry is the only officer and director that owns shares in the Company. His address is 4340 East Charlestown Avenue, Phoenix, Arizona 85032.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.
--------------------------------------------------------------

During the fiscal year ended January 31, 2004 the Company borrowed a total amount of $14,666 from Jeff Mabry as a shareholder loan that is non-interest bearing, non-secured and payable on demand. The Company owes $35,826 to West Dee Investments Inc. as of January 31, 2004. West Dee Investments Inc. is a company owned by a relative of West Dee Construction Ltd's key officers. This loan is unsecured, non-interest bearing and is payable on demand.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

Exhibit No.    Description and Method of Filing
----------     ----------------------------------------
14.1           Code of Ethics

23.1           Consent of Independent Auditor

31.1 Certification of the Principal Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------------------

(b)  CURRENT REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the year ended January 31, 2004.



--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 23

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

Independent Auditor Fees
------------------------

Fees for professional services provided by the Company's independent auditors, Kabani & Company, Inc. for the years ended January 31, 2004 and 2003 are as follows:

                                             2004              2003
     Audit Fees                            $20,000           $5,000
     Audit-related fees                        -0-              -0-
     Tax fees                                  -0-              -0-
     All other fees                            -0-              -0-
     Totals                                $20,000           $5,000

Audit Fees
----------

Audit fees consist of fees relative to the audit of the Company's year-end financial statements and review of the Company's quarterly reports on Form 10-QSB.

Audit Related Fees
------------------

None

Tax Fees
--------

None.

Audit Committee Pre-Approval Policy
-----------------------------------

It is the policy of the Company's audit committee to approve all engagements of the Company independent auditors to render audit or non-audit services prior to the initiation of such services.



                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    American Construction Company

                                    /s/ Jeff Mabry
                                    --------------------
   05/12/04                         Jeff Mabry
   --------                         Director, President, Chief Executive Officer
     Date                           Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/ Jeff Mabry
                                    -------------------
   05/12/04                         Jeff Mabry
   --------                         Director, President, Chief Executive Officer
     Date                           Chief Financial Officer



--------------------------------------------------------------------------------
Form 10KSB-Period Ending January 31, 2004                                Page 24