Form 10QSB
period 2004-04-30
AMERICAN CONSTRUCTION CO
filed 2004-06-21
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended April 30, 2004.


                          AMERICAN CONSTRUCTION COMPANY

Nevada                              1540                              41-2079252
(State or other         (Primary Standard Industrial            (I.R.S. Employer
jurisdiction of             Classification Number)        Identification Number)
incorporation or
organization)

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

                              (X)  Yes        ( )  No

     As of June 18, 2004, the Registrant had 9,175,000 shares of Common Stock, par value $0.001 per share outstanding.

     Transitional Small Business Disclosure Format (Check One):  ( ) Yes  (X) No

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION.................................................1

   ITEM 1.  FINANCIAL STATEMENTS..............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION OR PLAN OF OPERATIONS...........................................10
   ITEM 3.  CONTROLS AND PROCEDURES..........................................12

PART II. OTHER INFORMATION...................................................13

   ITEM 1.  LEGAL PROCEEDINGS................................................13
   ITEM 2.  CHANGES IN SECURITIES............................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13
   ITEM 5.  OTHER INFORMATION................................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................13

SIGNATURES...................................................................13

   EXHIBIT 31.1 - CERTIFICATIONS.............................................14
   EXHIBIT 32.1 - CERTIFICATIONS.............................................15




































--------------------------------------------------------------------------------
American Construction Company           Table of Contents                Page i

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------






                    AMERICAN CONSTRUCTION COMPANY & SUBSDIARY
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIODS ENDED APRIL 30, 2004 AND 2003 AND THE PERIOD FROM
                  AUGUST 5, 2002 (INCEPTION) TO APRIL 30, 2004








































--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 1

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                    AMERICAN CONSTRUCTION COMPANY & SUBSDIARY
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTENTS
          FOR THE PERIODS ENDED APRIL 30, 2004 AND 2003 AND THE PERIOD
                FROM AUGUST 5, 2002 (INCEPTION) TO APRIL 30, 2004


    ========================================================================










                                                                           Page
                                                                           ----



Consolidated Financial Statements (Unaudited):

     Consolidated Balance Sheet                                             F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statement of Changes in Stockholders' Deficit             F-5

     Consolidated Statements of Cash Flows                                  F-6

     Notes to Consolidated Financial Statements                             F-7


















--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 2

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                 April 30, 2004
                                                                ----------------

CURRENT ASSETS
     Cash and cash equivalents                                  $         4,687
     Costs in excess of billings on uncompleted
       contracts                                                        185,819
     Deposit                                                             10,941
     GST receivable                                                       3,284
                                                                ----------------

           Total assets                                         $       204,731
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payables and accrued expenses                     $        29,809
     Customer deposits                                                  130,953
     Shareholders loan                                                   24,657
     Due to affiliate                                                    47,949
                                                                ----------------
           Total current liabilities                                    233,368
                                                                ----------------

STOCKHOLDERS' DEFICIT
     Common stock, $.001 par value; 75,000,000 shares
       authorized, issued and outstanding 9,175,000 shares.               9,175
     Deficit accumulated during the development stage                  ( 37,812)
                                                                ----------------

           Total stockholders' deficit                                  (28,637)
                                                                ----------------

           Total liabilities and stockholders' deficit          $       204,731
                                                                ================








                 The accompanying notes are an integral part of
                     the consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 3

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS
            For the three month periods ended April 30, 2004 and 2003
        the period from August 5, 2002 (inception) through April 30, 2004
                                   (Unaudited)

                                       Three months        Three months       August 5, 2002
                                          ended               ended        (inception) through
                                      April 30, 2004      April 30, 2003      April 30, 2004
                                     ----------------    ----------------    ----------------

Revenue                              $       164,518     $         1,792     $       423,303
Cost of sales                                162,487                 700             365,287
                                     ----------------    ----------------    ----------------
          Gross Profit                         2,031               1,092              58,016
                                     ----------------    ----------------    ----------------

Expenses:
     Contracted services                           -                   -              46,051
     Professional fees                         2,355               2,500              32,873
     Administrative expenses                   3,394               2,083              16,904
                                     ----------------    ----------------    ----------------
          Total expenses                       5,749               4,583              95,828
                                     ----------------    ----------------    ----------------

Loss before income taxes                      (3,718)             (3,491)            (37,812)
Less: Income taxes                                 -                   -                   -
                                     ----------------    ----------------    ----------------

Net loss                             $        (3,718)    $        (3,491)    $       (37,812)
                                     ================    ================    ================

Net loss per share                   $             -     $             -
                                     ================    ================

Weighted average basic and fully
diluted shares outstanding                 9,175,000           5,100,000
                                     ================    ================


















                 The accompanying notes are an integral part of
                     the consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 4

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            For the three month periods ended April 30, 2004 and 2003
      and the period from August 5, 2002 (inception) through April 30, 2004
                                   (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                                                            During
                                         Common          Common                              the
                                         Stock           Stock          Subscription     Development
                                         Shares          Amount          Receivable         Stage            Total
                                     --------------   --------------   --------------   --------------   --------------

Common Stock issued                      5,100,000    $       5,100    $      (5,100)   $          --   $           --

Net loss for the period from
August 5, 2002 (inception)
through January 31, 2003                        --               --               --           (4,998)          (4,998)
                                     --------------   --------------   --------------   --------------   --------------

Balance, January 31, 2003                5,100,000            5,100           (5,100)          (4,998)          (4,998)


Receipt of cash                                 --               --            5,100               --            5,100

Common Stock issued                      4,075,000            4,075               --               --            4,075

Net loss for the period from
February 1, 2003 through
January 31, 2004                                --               --               --          (29,096)         (29,096)
                                     --------------   --------------   --------------   --------------   --------------

Balance, January 31, 2004                9,175,000            9,175                           (34,094)         (24,919)
                                     --------------   --------------   --------------   --------------   --------------

Net loss for the period from
February 1, 2004 through
April 30, 2004                                                                                 (3,718)          (3,718)
                                     --------------   --------------   --------------   --------------   --------------

Balance, April 30, 2004                  9,175,000    $       9,175    $          --    $     (37,812)   $     (28,637)
                                     ==============   ==============   ==============   ==============   ==============










                 The accompanying notes are an integral part of
                     the consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 5

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
            For the three month periods ended April 30, 2004 and 2003
      and the period from August 5, 2002 (inception) through April 30, 2004
                                   (Unaudited)

                                                                                                        August 5, 2002
                                                                 Three months        Three months        (inception)
                                                                    Ended               Ended              through
                                                                April 30, 2004      April 30, 2003      April 30, 2004
                                                               ----------------    ----------------    ----------------

Cash flows from operating activities:
  Net loss                                                     $        (3,718)    $        (3,491)    $       (37,812)
    Change in operating assets and liabilities:
      Due to affiliate                                                  12,123             (26,551)             47,949
      Costs in excess of billings on uncompleted contracts             (73,132)             26,738            (185,819)
      Deposit                                                              333              (6,174)            (10,941)
      GST receivable                                                      (340)                                 (3,284)
      Customer deposits                                                 71,460                                 130,953
      Accounts payable                                                 (15,151)                                 29,809
      Shareholders loan                                                  9,990                                  24,657
                                                               ----------------    ----------------    ----------------
Net cash provided by (used in) operating activities                      1,565              (9,478)             (4,488)
                                                               ----------------    ----------------    ----------------

Cash flows from financing activities
  Issuance of common stock                                                   -               5,100               4,075
  Share subscription                                                         -               4,877               5,100
                                                               ----------------    ----------------    ----------------
Net cash provided by financing activities                                    -               9,977               9,175
                                                               ----------------    ----------------    ----------------

Effect of exchange rate changes on cash                                      -                 250                 150

Net increase in cash and cash equivalents                                1,565                 749               4,687
Beginning balance - cash and cash equivalents                            3,122               2,756                  --
                                                               ----------------    ----------------    ----------------
Ending balance - cash and cash equivalents                     $         4,687     $         3,505     $         4,687
                                                               ================    ================    ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for -
    Interest                                                   $            --     $            --     $            --
                                                               ================    ================    ================
    Income taxes                                               $            --     $            --     $            --
                                                               ================    ================    ================













                 The accompanying notes are an integral part of
                     the consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 6

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


Note 1 - Basis of presentation
------------------------------

American Construction Company has prepared the accompanying consolidated financial statements included herein without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the January 31, 2004 audited restated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependant upon the facts that will exist, and procedures that will be accomplished by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included.

Development Stage Enterprise
----------------------------

The Company is a development stage company as defined in Statement of Financial Accounting Standards (SFAS) No. 7. "Accounting and Reporting by Development Stage Enterprises". The Company is devoting substantially all of its present efforts to establish its business.

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

Foreign Currency Transactions
-----------------------------

The functional currency for the Canadian subsidiary (West Dee Construction Ltd.) is the Canadian dollar. Assets and liabilities of the Company's Canadian subsidiary are translated in to United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the reporting period. Gains and losses resulting from foreign currency transactions are included in the statement of operations. Gains and losses from translating the Canadian subsidiaries financial statements into the United States dollars (reporting currency) are included in other comprehensive income. Such gains and losses were insignificant at April 30, 2004.

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


--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 7

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


Reclassifications
-----------------

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Note 2 - Recently Issued Accounting Pronouncements
--------------------------------------------------

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. FAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatory redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatory redeemable financial instruments are subject to the provisions of FAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

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

Note 3 - Related Party Transactions
-----------------------------------

Due to affiliate represents amount due to West Dee Investments, a company owned by a person related to the manager of West Dee Construction, Inc. who provides office space for the Company's business free of charge. This loan is unsecured, non interest bearing and is payable on demand.

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

Note 4 - Costs in excess of billings on uncompleted contracts
-------------------------------------------------------------

Costs in excess of billings on uncompleted contracts represents costs incurred on five uncompleted contracts not billed through April 30, 2004. Costs consist of subcontract costs incurred on the contract. These contracts are at various stages of completion. These contracts are stated at cost of $185,819 as at April 30, 2004.

Note 5 - Deposit
----------------

Deposit represents amount held by Escrow Company for the purchase of the property. This amount will be applied towards the purchase price when the escrow closed.

Note 6 - GST Receivable
-----------------------

GST receivable consists of sales tax paid for purchase is in excess of sales tax collected from buyer. The excess will be refunded from the Canadian government since all the sales tax is related to West Dee Construction. As of April 30,


--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 8

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


2004, the balance is U.S. $3,284.

Note 7 - Customer Deposits
--------------------------

Customer deposits represent cash received for the four uncompleted contract. These deposits will be recognized as revenue based on the percentage of completion. As of April 30, 2004, the balance is $10,941.

Note 8 - Common Stock
---------------------

American Construction Corporation during the period from August 5, 2002 to April 30, 2004 had two private placements of stock. On August 5, 2002, the company accepted and executed subscription agreements for 5,100,000 common shares, having $0.001 par value per share at an offering price of $0.001 per share, for gross offering proceeds of $5,100, pursuant to Regulation D Rule 506 of the Securities Act of 1933.

On June 2, 2003, we accepted and executed subscription agreements that sold the following shares, having $0.001 par value per share, to the following persons, at an offering price of $0.001 per share for gross offering proceeds of $4,075 USD, pursuant to Regulation D Rule 506 of the Securities Act of 1933.

Note 9 - Earnings (loss) per share
----------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for the years ended April 30, 2004 and 2003; as such inclusion is anti-dilutive.

Note 10 - Income Taxes
----------------------

The credit at United States Federal Statutory rate is 34%. At April 30, 2004, the Company has gross deferred income tax asset of approximately $10,500, which can be carried forward through 2010. The Company has recorded a 100% valuation allowance due to the uncertainty of its realization

Note 11 - Going concern
-----------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn significant revenue during the period from August 5, 2002 (inception) through April 30, 2004 and the Company has accumulated deficit of $37,812 at April 30, 2004. At April 30, 2004, the Company has negative working capital.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through April 30, 2004, towards obtaining additional equity. Management believes that the successfully raising additional funding in next fiscal year will allow the Company to continue operations through the next fiscal year.

--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 9

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF
------------------------------------------------------------------------------
OPERATIONS
----------

Forward Looking Statements - Cautionary Factors
-----------------------------------------------

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing elsewhere in this report. This report contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. The Company cautions that forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties and that actual results may differ materially from those in the forward-looking statements as a result of various factors. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements.


PLAN OF OPERATIONS
------------------

During the next twelve months, we intend to continue our business by bidding on tenders or negotiating contracts as the landowners contact us to perform construction on their projects. The Company has also spent a great deal of time negotiating the potential purchase of two warehouses in Regina, Saskatchewan and Saskatoon, Saskatchewan. These projects if obtained and zoning is approved will generate approximately 600,000 CDN and 3,000,000 CDN in gross sales respectively.

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


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we have not earned a profit from our operation and because we have been in business for a short period of time. Our deficit is $37,812 as of April 30, 2004. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Overview
--------

From the date of our incorporation on August 5, 2002 until April 30, 2004, we have been a development-stage company that had limited revenues. Our operating activities during this period consisted primarily of completing or near completing ten (10) construction projects.

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

Our operating expenses are classified into five categories:

     o    Cost of Sales;
     o    Contracting services;
     o    Professional fees;
     o    Administrative expenses; and
     o    Income taxes



--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 10

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


Cost of Sales consists primarily of those expenditures incurred to pay the sub-trades or sub-contractors their fees.

Contracting services consists primarily of those expenditures to pay for general contracting services paid to Mrs. Weisgerber's company West Dee Investments Inc. The services provided by West Dee Investments Inc. are general contracting services which, includes plan design, estimating and bidding, supervision of independent contractors and site clean up. Our company and our subsidiary are responsible for all functions and activities of our operation but we pay for Mrs. Weisgerber's services to her corporation for providing the above services. We pay West Dee Investments Inc. a fee arrangement where that company receives the first $40,000 in profit per fiscal year as compensation for managing our projects. All profit earned beyond $40,000 remains with our subsidiary. We have paid to West Dee Investments Inc. $46,051 from the date of our inception to our year end January 31, 2004. No fees have been paid this fiscal year until we can determine what the profit is at year end.

Professional fees consist primarily of the accounting and legal expenses.

Administrative expenses consist primarily of costs to incorporate and general expenses.

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.

Results of operations
---------------------

We have lost $37,812 from the date of inception (August 5, 2002) to April 30, 2004.

The quarter ended April 30, 2004 ("2004 Quarter") reflected a net loss of $3,718 compared to a net loss of $3,491 in the quarter ended ("April 30, 2003").

In order to capture construction to date we have quoted construction prices on projects to be under the market to obtain the projects that allows us to obtain a reputation in the industry. To date our cost of goods sold is 98% ($162,487) of gross revenue ($164,518).

Contracting services are zero for the 2004 quarter and 2003 quarter. They services are paid to Mrs. Weisgerber's company as compensation for services it renders to our subsidiary typically at year end once we know how the company is doing during the year. This cost will not exceed $40,000 due to our fee arrangement with Mrs. Weisgerber's company.

Professional services are $2,355 for the 2004 quarter and $2,500 for the 2003 quarter. These costs are comparable and represent the accounting fees the Company incurs to maintain its accounting records and pay its lawyers for legal services from time to time. We anticipate that these expenses will remain consistent from period to period.

Administrative expenses are $3,394 for the 2004 quarter and $2,083 for the 2003 quarter. These costs have increased by 62% but we feel are still reasonable given the activity in the Company. We anticipate that our administrative expenses will remain relatively stable in the next fiscal year because we don't anticipate these expenses becoming significant in operating our Company.

Our income taxes are zero for the 2004 quarter and 2003 quarter because our company is just starting business and has incurred a loss to date therefore not attracting tax and we expect the next fiscal year to be better but still not having to pay much in tax due to the losses from this year carrying forward.

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




--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 11

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

Since the date of our incorporation, we have raised an aggregate of $9,175. These monies were raised from two private offerings pursuant to Regulation D Rule 506. The remainder of our capital resources will be earned from the operations of the business.

Our operating activities have used cash resources of approximately $4,488 from August 5, 2002 (inception) to the period ending April 30, 2004. Our negative operating cash flow resulted principally from the Company operating at close to breakeven due to the contract revenue equaling the costs to build or renovate a residential or commercial project.

We had no investing activity for the period commencing August 5, 2002 to April 30, 2004. However we did raise $5,100 through January 31, 2003 and $4,075 subsequent to January 31, 2003 from our two private placements done pursuant to Regulation D Rule 506. The first to Jeff Mabry, our majority owner and director and the second to investors who bought our shares on our offering that was closed on June 2, 2003. Jeff Mabry has also loaned the company $24,657 to finance our operation.

At April 30, 2004 we had cash and cash equivalents of $4,687. This cash combined with our operating revenues should be sufficient to fund our operations for the next 12 months. If it is not we will attempt to sell more securities in the future or borrow monies in the future as necessary to ensure we have the necessary cash flow to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.

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


ITEM 3. Controls and Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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






--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 12

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
-------------

31.1      Certification of Chief Executive and Chief Financial Officer;
32.1      Certification of Chief Executive and Chief Financial Officer.

(b)  Reports on Form 8-K
------------------------

None.



SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN CONSTRUCTION COMPANY.

Dated: June 18, 2004                         By:  /s/ Jeff  Mabry
                                                  ---------------
                                             Name:   Jeff Mabry
                                             Title:  President, Chief Executive
                                             Officer, Chief Financial Officer
                                             and Director




--------------------------------------------------------------------------------
Form 10QSB for the period ending April 30, 2004                          Page 13