Form 10QSB
period 2004-07-31
AMERICAN CONSTRUCTION CO
filed 2004-09-13
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB
                                   -----------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 2004.


                          AMERICAN CONSTRUCTION COMPANY
                          -----------------------------

Nevada                 1540                               41-2079252
------                 ----                               ----------
(State or other        (Primary Standard Industrial       (I.R.S. Employer
jurisdiction of        Classification Number)             Identification Number)
incorporation or
organization)

               4340 East Charleston Avenue, Phoenix, Arizona 85032 Telephone (480) 695-7283 Facsimile: (602) 953-6915
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)

                              Incorp Services Inc.
                             6075 S. Eastern Avenue
                     Suite 1, Las Vegas, Nevada, 89119-3146
                               Tel: (702) 866-2500
           ----------------------------------------------------------
           (Name, address and telephone number for Agent for Service)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          [X] Yes     [ ] No

     As of September 10, 2004, the Registrant had 9,210,000 shares of Common Stock, par value $0.001 per share outstanding.

     Transitional Small Business Disclosure Format (Check One):  [ ] Yes [X] No.

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS
                                -----------------


PART I. FINANCIAL INFORMATION................................................1

   ITEM 1.  FINANCIAL STATEMENTS.............................................1
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATIONS.................................10
   ITEM 3.  CONTROLS AND PROCEDURES.........................................12

PART II. OTHER INFORMATION..................................................13

   ITEM 1.  LEGAL PROCEEDINGS...............................................13
   ITEM 2.  CHANGES IN SECURITIES...........................................13
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................13
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............13
   ITEM 5.  OTHER INFORMATION...............................................13
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................13

SIGNATURES..................................................................13

   EXHIBIT 31.1 - CERTIFICATIONS............................................14
   EXHIBIT 32.1 - CERTIFICATIONS............................................15

































--------------------------------------------------------------------------------
American Construction Company            Table of Contents              Page i

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                    AMERICAN CONSTRUCTION COMPANY & SUBSDIARY
                    -----------------------------------------
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------

            FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JULY 31,
         2004 AND 2003 AND THE PERIOD FROM AUGUST 5, 2002 (INCEPTION) TO
                                  JULY 31, 2004


================================================================================










                                                                        Page
                                                                        ----



Consolidated Financial Statements (Unaudited):

     Consolidated Balance Sheet                                          F-2

     Consolidated Statements of Operations                               F-3

     Consolidated Statement of Changes in Stockholders' Deficit          F-4

     Consolidated Statements of Cash Flows                               F-5

     Notes to Consolidated Financial Statements                       F-6 to F-9










--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 1

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------



                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                   (Unaudited)

                                     ASSETS

                                                                July 31, 2004
                                                               ----------------

CURRENT ASSETS
   Cash and cash equivalents                                   $         6,288
   Costs in excess of billings on uncompleted
      contracts                                                         97,234

   GST receivable                                                        3,817

                                                               ----------------
         Total assets                                          $       107,339
                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payables and accrued expenses                      $        19,162

   Shareholders loan                                                    34,547
   Due to affiliate                                                     79,602
                                                               ----------------
         Total current liabilities                                     133,311
                                                               ----------------


STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value; 75,000,000 shares
      authorized, issued and outstanding 9,175,000 shares.               9,175
   Deficit accumulated during the development stage                    (35,147)
                                                               ----------------
         Total stockholders' deficit                                   (25,972)
                                                               ----------------

         Total liabilities and stockholders' deficit           $       107,339
                                                               ================











               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 2

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
     For the three month and six month periods ended July 31, 2004 and 2003 the period from August 5, 2002 (inception) through July 31, 2004
                                   (Unaudited)

                                            Three months      Three months       Six months        Six months      August 5, 2002
                                               ended             ended             ended             ended      (inception) through
                                           July 31, 2004     July 31, 2003     July 31, 2004     July 31, 2003     July 31, 2004
                                           --------------    --------------    --------------    --------------    --------------

Revenue                                    $      68,108     $       6,841     $     232,626     $      35,376     $     328,924
Cost of sales                                     55,750             3,019           218,237            30,462           258,550
         Gross Profit                             12,358             3,822            14,389             4,914            70,374
                                           --------------    --------------    --------------    --------------    --------------

Expenses:
   Contracted services                                 -                 -                 -                 -            46,051
   Professional fees                               6,923             5,000             9,278             7,500            39,796
   Administrative expenses                         2,770             2,939             6,164             5,022            19,674
                                           --------------    --------------    --------------    --------------    --------------
         Total expenses                            9,693             7,939            15,442            12,522            105,521
                                           --------------    --------------    --------------    --------------    --------------

Income (loss) before income taxes                  2,665            (4,117)           (1,053)           (7,608)          (35,147)
Less: Income taxes                                     -             1,208                 -             1,208                 -
                                           --------------    --------------    --------------    --------------    --------------
Net Income (loss)                          $       2,665     $       5,325     $      (1,053)           (8,816)    $     (35,147)
                                           ==============    ==============    ==============    ==============    ==============

Basic and diluted earnings (loss)
   per share                               $           -     $           -     $           -                 -
                                           ==============    ==============    ==============    ==============    ==============

Weighted average basic and fully diluted
   shares outstanding                          9,175,000         6,270,718         9,175,000         6,270,718
                                           ==============    ==============    ==============    ==============    ==============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 3

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 -----------------------------------------------
    For the the period from August 5, 2002 (inception) through July 31, 2004
                                   (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                                                                     During
                                        Common         Common                         the
                                        Stock          Stock       Subscription   Development
                                        Shares         Amount       Receivable       Stage          Total
                                     ------------   ------------   ------------   ------------   ------------

Common Stock issued                    5,100,000    $     5,100    $    (5,100)   $        --    $        --

Net loss for the period from
August 5, 2002 (inception)
through January 31, 2003                      --             --             --         (4,998)        (4,998)

                                     ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2003
                                       5,100,000          5,100         (5,100)        (4,998)        (4,998)

Receipt of cash                               --             --          5,100             --          5,100

Common Stock issued                    4,075,000          4,075             --             --          4,075

Net loss for the period from
February 1, 2003 through
January 31, 2004                              --             --             --        (29,096)       (29,096)
                                     ------------   ------------   ------------   ------------   ------------
Balance January 31, 2004               9,175,000          9,175                       (34,094)       (24,919)

Net loss for the six month period
from ended July 31, 2004
                                                                                       (1,053)        (1,053)
                                     ------------   ------------   ------------   ------------   ------------

Balance, July 31, 2004                 9,175,000    $     9,175    $        --    $   (35,147)   $   (35,147)
                                     ============   ============   ============   ============   ============













               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 4

                   AMERICAN CONSTRUCTION COMPANY & SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
             For the six month periods ended July 31, 2004 and 2003
                 and the period from August 5, 2002 (inception)
                              through July 31, 2004
                                   (Unaudited)

                                                                                           August 5, 2002
                                                         Six months        Six months       (inception)
                                                           Ended             Ended            through
                                                       July 31, 2004      July 31, 2003    July 31, 2004
                                                       --------------    --------------    --------------

Cash flows from operating activities:
   Net loss                                            $      (1,053)    $      (8,816)    $     (35,147)
      Change in operating assets and liabilities:
         Due to affiliate                                     43,776           (25,487)           79,602
         Costs in excess of billings on                       15,453            16,315           (97,234)
            uncompleted contracts
         Deposit                                              11,274                 -                 -
         GST receivable                                         (873)                -            (3,817)
         Customer deposits                                   (59,493)           11,774                 -
         Accounts payable                                    (25,798)           (3,149)           19,162
         Shareholders loan                                    19,880             4,677            34,547
                                                       --------------    --------------    --------------
Net cash provided by (used in) operating activities            1,565            (4,686)           (2,887)
                                                       --------------    --------------    --------------

Cash flows from financing activities
   Issuance of common stock                                        -                 -             4,075
   Share subscription                                              -             9,175             5,100
                                                       --------------    --------------    --------------
Net cash provided by financing activities                          -             9,175             9,175
                                                       --------------    --------------    --------------

Effect of exchange rate changes on cash                         (100)               44               150

Net increase in cash and cash equivalents                      3,166             4,489             6,288
Beginning balance - cash and cash equivalents                  3,122             2,756                --
                                                       --------------    --------------    --------------
Ending balance - cash and cash equivalents             $       6,288     $       7,289     $       6,288
                                                       ==============    ==============    ==============

Supplemental disclosure of cash flow information:
   Cash paid during the period for -
      Interest                                         $          --     $          --     $          --
                                                       ==============    ==============    ==============
      Income taxes                                     $          --     $          --     $          --
                                                       ==============    ==============    ==============










               The accompanying notes are an integral part of the
                       consolidated financial statements.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 5

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

Foreign Currency Transactions
-----------------------------

The functional currency for the Canadian subsidiary (West Dee Construction Ltd.) is the Canadian dollar. Assets and liabilities of the Company's Canadian subsidiary are translated in to United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the reporting period. Gains and losses resulting from foreign currency transactions are included in the statement of operations. Gains and losses from translating the Canadian subsidiaries financial statements into the United States dollars (reporting currency) are included in other comprehensive income. Such gains and losses were insignificant at July 31, 2004.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 6

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


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


Note 3 - Related Party Transactions
-----------------------------------

Due to affiliate represents amount due from West Dee Investments, a company owned by a person related to the manager of West Dee Construction, Inc. who provides office space for the Company's business free of charge. This amount bears no interest and is payable on demand.

The Company has an amount due to a major shareholder. The amount is due on demand, unsecured and interest free.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 7

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


The shareholder/director of West Dee Construction, Ltd. provides office space for the Company's business free of charge. The amount involved for such services during the period is insignificant and accordingly has not been recorded.


Note 4 - Costs in excess of billings on uncompleted contracts
-------------------------------------------------------------

Costs in excess of billings on uncompleted contracts represents costs incurred on one uncompleted contract not billed through July 31, 2004. Costs consist of subcontract costs incurred on the contract. These contracts are at various stages of completion. These contracts are stated at cost of $97,234 as at July 31, 2004.


Note 5 - Deposit
----------------

Deposit represents amount held by Escrow Company for the purchase of the property. This amount will be applied towards the purchase price when the escrow closed.


Note 6 - GST Receivable
-----------------------

GST receivable consists of sales tax paid for purchase is in excess of sales tax collected from buyer. The excess will be refunded from the Canadian government since all the sales tax is related to West Dee Construction. As of July 31, 2004, the balance is U.S. $3,817.


Note 7 - Customer Deposits
--------------------------

Customer deposits represent cash received for uncompleted contract. These deposits will be recognized as revenue based on the percentage of completion. As of July 31, 2004, the balance is nil.


Note 8 - Common Stock
---------------------

American Construction Corporation during the period from August 5, 2002 to July 31, 2004 had two private placements of stock:

On August 5, 2002, the company accepted and executed subscription agreements for 5,100,000 common shares, having $0.001 par value per share at an offering price of $0.001 per share, for gross offering proceeds of $5,100, pursuant to Regulation D Rule 506 of the Securities Act of 1933.

On June 2, 2003, the Company accepted and executed subscription agreements that sold 4,075,000 shares, having $0.001 par value per share, at an offering price of $0.001 per share for gross offering proceeds of $4,075 USD, pursuant to Regulation D Rule 506 of the Securities Act of 1933.


Note 9 - Earnings (loss) per share
----------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 8

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for the years ended July 31, 2004 and 2003; as such inclusion is anti-dilutive.


Note 10 - Income Taxes
----------------------

The credit at United States Federal Statutory rate is 34%. At July 31, 2004, the Company has gross deferred income tax asset of approximately $10,500, which can be carried forward through 2010. The Company has recorded a 100% valuation allowance due to the uncertainty of its realization


Note 11 - Going concern
-----------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn significant income during the period from August 5, 2002 (inception) through July 31, 2004 and the Company has accumulated deficit of $35,147 at July 31, 2004. At July 31, 2004, the Company has negative working capital and has been in business for a short period of time

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through July 31, 2004, towards obtaining additional equity. Management believes that the successfully raising additional funding in next fiscal year will allow the Company to continue operations through the next fiscal year.

--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 9

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

PLAN OF OPERATIONS
------------------

During the next twelve months, we intend to continue our business by bidding on tenders or negotiating contracts as the landowners contact us to perform construction on their projects. The Company has negotiated the potential purchase of a Regina, Saskatchewan warehouse property for condominium conversion and expects to earn $917,500 CDN in gross sales from this project. This project has had zoning approved by Regina City Council. The Company has negotiated the potential purchase of a Saskatoon, Saskatchewan warehouse property for condominium conversion and expects to earn $3,000,000 CDN in gross sales from this project.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
---------------------------------------------------------

We have received a going concern opinion from our auditors because we have not earned a profit from our operation and because we have been in business for a short period of time. Our deficit is $35,147 as of July 31, 2004. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Overview
--------

From the date of our incorporation on August 5, 2002 until July 31, 2004, we have been a development-stage company that had limited revenues. Our operating activities during this period consisted primarily of completing or near completing ten (10) construction projects.

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

Our operating expenses are classified into five categories:

     o    Cost of Sales;
     o    Contracting services;
     o    Professional fees;
     o    Administrative expenses; and
     o    Income taxes




--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 10

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


Cost of Sales consists primarily of those expenditures incurred to pay the sub-trades or sub-contractors their fees. Contracting services consists primarily of those expenditures to pay for general contracting services paid to Mrs. Weisgerber's company West Dee Investments Inc. The services provided by West Dee Investments Inc. are general contracting services which, includes plan design, estimating and bidding, supervision of independent contractors and site clean up. Our company and our subsidiary are responsible for all functions and activities of our operation but we pay for Mrs. Weisgerber's services to her corporation for providing the above services. We pay West Dee Investments Inc. a fee arrangement where that company receives the first $40,000 in profit per fiscal year as compensation for managing our projects. All profit earned beyond $40,000 remains with our subsidiary. We have paid to West Dee Investments Inc. $46,051 from the date of our inception to our quarter ended July 31, 2004. No fees have been paid this fiscal year until we can determine what the profit is at year end.

Professional fees consist primarily of the accounting and legal expenses.

Administrative expenses consist primarily of costs to incorporate and general expenses.

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.

Results of operations
---------------------

We have lost ($35,147) from the date of inception (August 5, 2002) to July 31, 2004.

The quarter ended July 31, 2004 ("2004 Quarter") reflected net income of $2,665 compared to a net loss of ($4,117) in the quarter ended ("July 31, 2003").

In order to capture construction to date we have quoted construction prices on projects to be under or at market prices to obtain the projects that allow us to obtain a reputation in the industry. To date our cost of goods sold is 78% ($258,550) of gross revenue ($328,924).

Contracting services are zero for the 2004 quarter and 2003 quarter. They services are paid to Mrs. Weisgerber's company as compensation for services it renders to our subsidiary typically at year end once we know how the company is doing during the year. This cost will not exceed $40,000 due to our fee arrangement with Mrs. Weisgerber's company.

Professional services are $6,923 for the 2004 quarter and $5,000 for the 2003 quarter. These costs are comparable and represent the accounting fees the Company incurs to maintain its accounting records and pay its lawyers for legal services from time to time. We anticipate that these expenses will remain consistent from period to period.

Administrative expenses are $2,770 for the 2004 quarter and $2,939 for the 2003 quarter. These costs are comparable and we feel are still reasonable given the activity in the Company. We anticipate that our administrative expenses will remain relatively stable in the next fiscal year because we don't anticipate these expenses becoming significant in operating our Company.

Our income taxes are zero for the 2004 quarter and $1,208 for the 2003 quarter. Our company is just starting business and has incurred a loss to date therefore will not attract year end tax and we expect the next fiscal year to be better but still not having to pay much in tax due to the losses from this year carrying forward.

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






--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 11

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

Our operating activities have used cash resources of approximately $2,887 from August 5, 2002 (inception) to the period ending July 31, 2004. Our negative operating cash flow resulted principally from the Company operating at close to breakeven due to the contract revenue equaling the costs to build or renovate a residential or commercial project and the overhead to run the company.

We had no investing activity for the period commencing August 5, 2002 to July 31, 2004. However we did raise $5,100 through January 31, 2003 and $4,075 subsequent to January 31, 2003 from our two private placements done pursuant to Regulation D Rule 506 for a total of $9,175. The first to Jeff Mabry, our majority owner and director and the second to investors who bought our shares on our offering that was closed on June 2, 2003. Jeff Mabry has also loaned the company $34,547 to finance our operation.

At July 31, 2004 we had cash and cash equivalents of $6,288. This cash combined with our operating revenues should be sufficient to fund our operations for the next 12 months. If it is not we will attempt to sell more securities in the future or borrow monies in the future as necessary to ensure we have the necessary cash flow to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.

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


ITEM 3. Controls and Procedures
-------------------------------

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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






--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 12

                          AMERICAN CONTRUCTION COMPANY
--------------------------------------------------------------------------------


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

There has been no legal proceedings issued against or commenced by the company.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

No changes in securities during the quarter ended July 31, 2004. The company has issued 35,000 restricted shares to consultants who are accredited investors, for services.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)  Exhibits

31.1    Certification of Chief Executive and Chief Financial Officer;
32.1    Certification of Chief Executive and Chief Financial Officer.

(b)  Reports on Form 8-K

None.



SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN CONSTRUCTION COMPANY.

Dated: September 10, 2004                   By:       /s/ Jeff  Mabry
                                                      ---------------
                                            Name:     Jeff Mabry
                                            Title:    President, Chief Executive
                                                      Officer, Chief Financial
                                                      Officer and Director




--------------------------------------------------------------------------------
Form 10QSB for the period ending July 31, 2004                          Page 13