Form 10QSB
period 2004-09-30
AMERICAN CONSTRUCTION CO
filed 2004-11-15
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2004.


                          AMERICAN CONSTRUCTION COMPANY

 Nevada                                                   41-2079252
 (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

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

                         (X)  Yes        ( )  No

As of November 14, 2004, the Registrant had 31,250,000 shares of Common Stock, par value $0.001 per share outstanding.

Transitional Small Business Disclosure Format (Check One): ( X ) Yes ( ) No.

                          AMERICAN CONSTRUCTION COMPANY
--------------------------------------------------------------------------------
                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION..................................................2

   ITEM 1. FINANCIAL STATEMENTS................................................2
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             OR PLAN OF OPERATIONS............................................16
   ITEM 3. CONTROLS AND PROCEDURES............................................21


PART II. OTHER INFORMATION....................................................21

   ITEM 1.  LEGAL PROCEEDINGS.................................................21
   ITEM 2.  CHANGES IN SECURITIES.............................................22
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................22
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............22
   ITEM 5.  OTHER INFORMATION.................................................22
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................22


SIGNATURES....................................................................

                   AMERICAN CONSTRUCTION COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   AMERICAN CONSTRUCTION COMPANY AND SUBSDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                    CONTENTS
                  AS OF SEPTEMBER 30, 2004 AND JANUARY 31, 2003


--------------------------------------------------------------------------------



                                                                            Page



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

         Consolidated Statements of Operations                               F-4

         Consolidated Statement of Changes in Stockholders' Deficit          F-5

         Consolidated Statements of Cash Flows                               F-6

         Notes to Consolidated Financial Statements                          F-7


                   AMERICAN CONSTRUCTION COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2004 AND JANUARY 31, 2003

                                     ASSETS
                                                                   September 30,     January 31,
                                                                        2004             2003
                                                                    (Unaudited)       (Audited)
                                                                   -------------    -------------
CURRENT ASSETS:
     Cash and cash equivalents                                     $       6,923    $       3,122
     Costs in excess of billings on uncompleted contracts                173,770          112,687
     Deposit                                                              11,274
     GST receivable                                                        7,922            2,944
                                                                   -------------    -------------

           Total assets                                            $     188,615    $     130,027
                                                                   =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expense                          $      30,130    $      44,960
     Customer deposits                                                      --             59,493
     Shareholders loan                                                    37,547           14,667
     Due to affiliate                                                    160,222           35,826
                                                                   -------------    -------------
        Total current liabilities                                        227,899          154,946
                                                                   -------------    -------------


SHAREHOLDERS' DEFICIT:
     Common stock $.001 par value; 75,000,000 shares authorized,
        issued and outstanding 9,175,000 shares                            9,350            9,175
     Deficit accumulated during the development stage                    (48,634)         (34,094)
                                                                   -------------    -------------
        Total shareholders' deficit                                      (39,284)         (24,919)
                                                                   -------------    -------------
           Total liabilities and shareholders' deficit             $     188,615    $     130,027
                                                                   =============    =============







The accompanying notes are an integral part of the consolidated financial statements.


                   AMERICAN CONSTRUCTION COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                      FOR THE THREE MONTHS AND NINE MONTHS
                  ENDED SEPTEMBER 30, 2004 AND OCTOBER 31, 2003
  AND FOR THE PERIOD FROM AUGUST 5, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2004
  -----------------------------------------------------------------------------



                                                                                                                     August 5, 2002
                                                    Three months     Three months    Nine Months      Nine Months      (inception)
                                                       ended            ended           ended            ended          through
                                                   September 30,      October 31,   September 30,      October 31,    September 30,
                                                        2004             2003            2004             2003             2004
                                                    (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
                                                   -------------    -------------   -------------    -------------    -------------

REVENUE                                            $      92,357    $      16,318   $     312,247    $      51,694    $     568,973

Cost of sales                                             79,851            3,988         298,112           34,450          498,488
                                                   -------------    -------------   -------------    -------------    -------------

Gross profit                                              12,506           12,330          14,135           17,244           70,485

Selling, general and administrative expenses              21,655            7,588          56,833           20,110          119,119
                                                   -------------    -------------   -------------    -------------    -------------

Income (Loss) before provision for income taxes           (9,149)           4,742         (42,698)          (2,866)         (48,634)

Provision for income taxes                                  --              3,687            --              4,895             --
                                                   -------------    -------------   -------------    -------------    -------------

NET INCOME (LOSS)                                  $      (9,149)   $       1,055   $     (42,698)   $      (7,761)   $     (48,634)
                                                   =============    =============   =============    =============    =============

Basic and diluted net loss per share               $        --      $        --     $        --      $        --
                                                   =============   =============    =============    =============

Weighted average basic and fully diluted
  shares outstanding                                                    9,178,111        7,368,864       9,176,022        7,368,894
                                                                    =============   =============    =============    =============


The accompanying notes are an integral part of the consolidated financial statements.


                   AMERICAN CONSTRUCTION COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
    FOR THE PERIOD FROM AUGUST 5, 2002 (INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                         Deficit
                                                                                       Accumulated
                                                                                        During the
                                                            Number         Common      Subscription     Development
                                                           of shares       stock        Receivable        Stage        Totals
                                                         ------------   ------------   ------------    ------------    ------------

COMMON STOCK ISSUED                                         5,100,000   $      5,100         (5,100)           --              --
           Net loss for the period from August 5, 2002           --
          (inception) through January 31, 2003                   --             --             --            (4,998)         (4,998)
                                                         ------------   ------------   ------------    ------------    ------------
BALANCE, January 31, 2003, audited                          5,100,000          5,100         (5,100)         (4,998)         (4,998)
         Receipt of cash                                         --             --            5,100            --             5,100
         Common Stock issued                                4,075,000          4,075           --              --             4,075
         Net loss for the period from
         February 1, 2003 through October 31, 2003               --             --             --            (7,761)         (7,761)
                                                         ------------   ------------   ------------    ------------    ------------
BALANCE, October 31, 2003, unaudited                        9,175,000          9,175           --           (12,759)         (3,584)
         Net loss for the period from
         November 1,2003 through January 31, 2004                --             --             --           (21,335)        (21,335)
                                                         ------------   ------------   ------------    ------------    ------------
BALANCE, January 31, 2004, audited                          9,175,000          9,175           --           (34,094)        (24,919)
         Common Stock issued                                   35,000            175           --              --               175
         Net loss for the period from                               0
         February 1, 2004 through September 30, 2004             --             --             --           (14,540)        (14,540)
                                                         ------------   ------------   ------------    ------------    ------------

BALANCE, September 30, 2004, unaudited                      9,210,000   $      9,350   $       --      $    (48,634)   $    (39,284)
                                                         ============   ============   ============    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.


                  AMERICAN CONSTRUCTION COMPANY AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND OCTOBER 31, 2003
   AND FOR PERIOD FROM AUGUST 5, 2002 (INCEPTION ) THROUGH SEPTEMBER 30, 2004


                                                                                                     August 5, 2002
                                                                     Nine months      Nine months      (inception)
                                                                         Ended            Ended          through
                                                                    September 30,     October 31,     September 30,
                                                                         2004              2003            2004
                                                                      (Unaudited)      (Unaudited)     (Unaudited)
                                                                    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                       $     (42,698)   $      (7,761)   $     (48,634)
     Adjustments to reconcile net loss to cash
       Provided by (used in) operating activities:
     Effect of foreign currency exchange rate                                --                (99)            --
      (Increase) decrease in assets:
           GST receivable                                                  (5,548)            --             (7,922)
           Costs in excess of billings on uncompleted contracts           (49,690)         (22,363)        (173,770)
        Increase (decrease) in liabilities:
           Accounts payable                                                 3,736            7,595           30,130
           Customer deposits                                              (88,118)          43,340             --
           Due to affiliate                                               165,546          (37,525)         160,222
                                                                    -------------    -------------    -------------
              Net cash (used in) provided by operating activities         (16,772)         (16,813)         (39,974)
                                                                    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                 175            4,250             --
     Share subscription                                                      --              9,175            5,100
     Shareholder loan                                                      22,880            9,677           37,547
                                                                    -------------    -------------    -------------
              Net cash provided by financing activities                    23,055           18,852           46,897
                                                                    -------------    -------------    -------------


INCREASE IN CASH AND CASH EQUIVALENTS                                       6,283            2,039            6,923

CASH AND EQUIVALENTS, beginning of period                                     640            2,756             --
                                                                    -------------    -------------    -------------

CASH AND EQUIVALENTS, end of period                                 $       6,923    $       4,795    $       6,923
                                                                    =============    =============    =============

Supplemental disclosure of cash flow information;
        Cash paid during the period for
           Interest                                                          --               --               --
                                                                    =============    =============    =============

           Income taxes                                                      --               --               --
                                                                    =============    =============    =============







The accompanying notes are an integral part of the consolidated financial statements.

Note 1 - Basis of presentation

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

On October 14, 2004, the Company changed its fiscal year end January 31 to December 31. The current quarterly financial statements presented the periods from January I, 2004 to September 30, 2004.

Use of Estimates in the Preparation of Financial Statements

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

Foreign Currency Transactions

The functional currency for the Canadian subsidiary (West Dee Construction Ltd.) is the Canadian dollar. Assets and liabilities of the Company's Canadian subsidiary are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing during the reporting period. Gains and losses resulting from foreign currency transactions are included in the statement of operations. Gains and losses from translating the Canadian subsidiary's financial statements into United States dollars (reporting currency) are included in other comprehensive income. Such gains and losses were insignificant at September 30, 2004.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Concentrations

The Company currently intends to initially concentrate its business within Regina, Saskatchewan, Canada.

Reclassifications

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

Note 3 - Related Party Transactions

Due to affiliate represents amounts due West Dee Investments, a company owned by a person related to the manager of West Dee Construction, Inc. who provides office space for the Company's business free of charge. This amount bears no interest and is payable on demand.

The  Company  has an amount  due to a major  shareholder.  The  amount is due on
demand,   unsecured  and  interest   free.  The  amount  was  cancelled  by  the
shareholders on October 14, 2004, see Note 12, Subsequent events.

The shareholder/director of West Dee Construction, Ltd. provides office space for the Company's business free of charge. The amount involved for such services during the period is insignificant and accordingly has not been recorded.



Note 4 - Costs in excess of billings on uncompleted contracts

Costs in excess of billings on uncompleted contracts represents costs incurred on two uncompleted contracts not billed through September 30, 2004. Costs consist of subcontract costs incurred on the contract. These contracts are at various stages of completion. These contracts are stated at cost of $173,770 at September 30, 2004.



Note 5 - Deposit

Deposit represents an amount held by an Escrow Company for the purchase of Property. This amount will be applied towards the purchase price when the escrow closes.



Note 6 - GST Receivable

GST receivable consists of sales tax paid for purchases in excess of sales tax collected from the buyer. This excess will be refunded from the Canadian government since all the sales tax is related to West Dee Construction. As of September 30, 2004, the balance is U.S. $7,922.



Note 7 - Common Stock

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

On June 2, 2003, the Company accepted and executed subscription agreements that sold 4,075,000 shares, having $0.001 par value per share, at an offering price of $0.001 per share for gross offering proceeds of $4,075, pursuant to Regulation D Rule 506 of the Securities Act of 1933.

On August 24, 2004, the Company issued 35,000 shares at 0.005 per share for professional services.

Note 8 - Earnings (loss) per share

The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"). SFAS No. 128 eliminates the presentation of primary and fully diluted earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock outstanding for the period and common stock equivalents outstanding at the end of the period. Common stock equivalents have been excluded from the calculation of weighted-average shares for purposes of calculating diluted earnings per share for the periods ended September 30, 2004 and October 31, 2003; as such inclusion is anti-dilutive.



Note 9 - Income Taxes

The credit at United States Federal Statutory rate is 34%. At September 30, 2004, the Company has gross deferred income tax asset of approximately $10,500, which can be carried forward through 2010. The Company has recorded a 100% valuation allowance due to the uncertainty of its realization.



Note 10 - Going concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company's did not earn significant income during the period from August 5, 2002 (inception) through September 30, 2004 and the Company has accumulated deficit of $48,634 at September 30, 2004. At September 30, 2004, the Company has negative working capital and has been in business for a short period of time

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern in the near future. See note 12, Subsequent events.

Note 11 - Subsequent events

On October 14, 2004, the Company and its subsidiary, Northwest Steel Company, a Nevada corporation and General Steel Investment Co., Ltd., a British Virgin Islands limited liability corporation ("General Steel"), as the parent and management company of Tianjin Da Qiu Zuang Sheet Metal Co., Ltd., a People's Republic of China, limited liability corporation ("DQ"), both privately-held corporations, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company, through its wholly-owned subsidiary, acquired General Steel, and its70% ownership in its subsidiary DQ in exchange for shares of the Company's common stock, of which 22,340,00 shares are a new issuance by ACC, and 7,960,000 shares are from certain shareholders of ACC, which in aggregate, constitute 96% of the total issued and outstanding shares of the Company (the "Merger").Under the terms of the Agreement, General Steel will remain a subsidiary of the Company. The transaction contemplated by the
Agreement was intended to be a" tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The stockholders of General Steel, as of the closing date of the Merger, now own approximately 96% of the Registrant's common stock outstanding as of October 15, 2004 (excluding any additional shares issuable upon outstanding options, warrants and other securities convertible into common stock).

On October 14, 2004, Jeff Mabry cancelled the shareholder loan amounting to $37,547 as of September 30, 2004.

The audited financial statements of General Steel Investment Co. and its subsidiary for fiscal year 2002 and 2003 have already been disclosed in Form 8-K Report filed on October 18, 2004. The consolidated financial statements will be provided within the relevant required time period.

                       Management's Discussion & Analysis

The purpose of this Management's Discussion and Analysis (MD&A) is to provide American Construction Company and Subsidiary management's commentary on the Company's financial situation and future prospects. The discussion of the Company's business may include forwarding looking information with respect to the Company, including its business operations and strategies, as well as its financial performance and condition. Such statements can generally be identified by the use of forward-looking words such as, "may," "will," "expect," or similar variations. Although management believes that expectations reflected in forward-looking statements are reasonable, such statements involve risks and uncertainties including the risk factors discussed in this MD&A, which should be read in conjunction with the Financial Statements contained in this report. Actual results may differ from expected results. This MD&A should be read in conjunction with the audited financial statements contained in this Annual Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Forward Looking Statements - Cautionary Factors

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


PLAN OF OPERATIONS

The Company intends to discontinue the small scale construction business and move into general steel products. Following the acquisition of the ownership in General Steel Investment Co., Ltd. as described in Note 12 to the Financial Statement and disclosed earlier in 8-K Report dated October 14, 2004, the Company will shift its business focus to general steel products as well as structured steel manufacturing.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

We have received a going concern opinion from our auditors because we have not earned a profit from our operations and because we have been in business for a short period of time. Our deficit is $48,634 as of September 30, 2004. The discussion below provides an overview of our operations, discusses our financial condition and change in financial condition, results of operations, our plan of operations and our liquidity and capital resources.

Overview

From the date of our incorporation on August 5, 2002 until September 30, 2004, we have been a development-stage company that had limited revenues. Our operating activities during this period consisted primarily of completing and/or working on ten (10) construction projects.

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

Contracting services consists primarily of those expenditures to pay for general contracting services paid to Mrs. Weisgerber's company West Dee Investments Inc. The services provided by West Dee Investments Inc. are general contracting services which, includes plan design, estimating and bidding, supervision of independent contractors and site clean up. Our company and our subsidiary are responsible for all functions and activities of our operation but we pay for Mrs. Weisgerber's services to her corporation for providing the above services. We pay West Dee Investments Inc. a fee arrangement where that company receives the first $40,000 in profit per fiscal year as compensation for managing our projects. All profit earned beyond $40,000 remains with our subsidiary. We have paid to West Dee Investments Inc. $53,459 from the date of our inception to our quarter ended September 30, 2004. No fees have been paid this fiscal year.

Professional fees consist primarily of the accounting and legal expenses.

Administrative expenses consist primarily of costs to incorporate and general expenses.

Income taxes are those expenses paid as required by the Revenue authorities in the jurisdictions the company operates.

Financial Condition and Change in Financial Condition

We have received a going concern opinion from our auditors because we have not earned a profit from our operation and because we have been in business for a short period of time. Our deficit is $48,634 as of September 30, 2004. The Company continues to bid and win contracts to continue its operation but due to the competitive bidding amongst competitors in the construction industry in Saskatchewan the profit margins are very low. As a result the Company continues to run a deficit and its cash resources of $6,923 remains low. We therefore have not had a material change in our financial condition.

The Company presently has $173,770 in costs devoted to it outstanding construction projects that has not been billed because they are not complete. However it also owes an affiliated company $160,222 that was used to finance the construction of the Company's work in progress. Once the above projects are complete the amounts lent by the affiliated company to complete the projects will have to be repaid limiting the cash retention by the Company.

The Company may be able to change its going concern status, depending on whether
it  earns  profit  on  its   condominium   projects  in  Regina  and  Saskatoon,
Saskatchewan. It is too early to predict how profitable these projects will be.

Results of Operations

When analyzing our Results of Operations we will compare the three and nine months ended September 30, 2004 with the three and nine months ended October 31, 2003. The reason for the date difference is due to the Company changing its fiscal year end from January 31 (nine months ended October 31) to December 31 (nine months ended September 30). The resulting change will not materially effect the comparison between the two nine month time periods.

Overall we have lost ($48,634) from the date of inception (August 5, 2002) to September 30, 2004.

Quarterly comparison

The quarter ended September 30, 2004 ("2004 Quarter") reflected a net loss of ($9,149) compared to net income of $1,055 in the quarter ended October 31, 2003 ("2003 Quarter"). The reason for this difference is the Company quoted construction prices on projects to be under or at market prices to obtain the projects that allows us to obtain a reputation in the industry as compared to last year.

The ratio of Cost of Sales to Sales in the 2004 quarter is 86% whereas the same ratio in the 2003 quarter is 24%. This difference is attributable to the Company earning profit on small projects for the 2003 quarter and concentrating on its large condominium projects for the 2004 quarter that are under construction that it can not bill to clients at this time. The company has spent a great deal of time on two condominium projects in this quarter that it will not be able to bill to customers until the conversions are complete.

Contracting services are $7,407 for the 2004 quarter and zero for the 2003 quarter. The services are paid to Mrs. Weisgerber's company as compensation for services it renders to our subsidiary. Typically this amount is paid at year end once we know how the company is doing during the year but the Company has accrued a portion to the above fees owed to the company during this quarter. This cost will not exceed $40,000 due to our fee arrangement with Mrs. Weisgerber's company.

Professional services are $10,876 for the 2004 quarter and $7,058 for the 2003 quarter. These costs are comparable and represent the accounting fees the Company incurs to maintain its accounting records and pay its lawyers for legal services from time to time. We anticipate that these expenses will remain consistent from period to period.

Administrative expenses are $3,372 for the 2004 quarter and $530 for the 2003 quarter. These costs are comparable and we feel are still reasonable given the activity in the Company. We anticipate that our administrative expenses will remain relatively stable in the next fiscal year because we don't anticipate these expenses becoming significant in operating our Company.

Our income taxes are zero for the 2004 quarter and $3,687 for the 2003 quarter. The 2003 quarter tax expense was a result of that quarter being profitable therefore tax was disclosed for reporting purposes. No tax was paid at year end. Our company will not be subject to year end tax liability and we expect the next fiscal year to be better but we still will not be subject to a year end tax liability due to the losses from this year being carried forward.

Due to the foregoing factors and our move into general steel products, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies . We cannot assure you that we will successfully address such risks and challenges.

Nine Month Comparison

The nine months ended September 30, 2004 ("2004 nine months") reflected a net loss of ($42,698) compared to a net loss of ($7,761) in the nine months ended October 31, 2003 ("2003 nine months"). The reason for this difference is the Company quoted construction prices on projects below or at market prices to obtain the projects that allows us to obtain a reputation in the industry as compared to last year.

The ratio of Cost of Sales to Sales in the 2004 nine months is 95% whereas the same ratio in the 2003 nine months is 66%. This difference is attributable to the Company earning gross profit on small projects for the 2003 nine months and concentrating on its large condominium projects for the 2004 nine months that are under construction that it can not bill to clients at this time. The company has spent a great deal of time on two condominium projects in this nine months that it will not be able to bill to customers until the conversions are complete.

Contracting services are $22,898 for the 2004 nine months and zero for the 2003 nine months. The services are paid to Mrs. Weisgerber's company as compensation for services it renders to our subsidiary. Typically this amount is paid at year end once we know how the company is doing during the year but the Company accrued to pay a portion to the above company during this nine months. This cost will not exceed $40,000 due to our fee arrangement with Mrs. Weisgerber's company.

Professional services are $24,166 for the 2004 nine months and $14,558 for the 2003 nine months. These costs are comparable and represent the accounting fees the Company incurs to maintain its accounting records and pay its lawyers for legal services from time to time. We anticipate that these expenses will remain consistent from period to period.

Administrative expenses are $9,769 for the 2004 nine months and $5,552 for the 2003 nine months. These costs are comparable and we feel are still reasonable given the activity in the Company. We anticipate that our administrative expenses will remain relatively stable in the next fiscal year because we don't anticipate these expenses becoming significant in operating our Company.

Our income taxes are zero for the 2004 nine months and $4,895 for the 2003 nine months. The 2003 nine months tax expense was a result of that nine months being profitable in the Canadian subsidiary for Canadian tax authorities therefore tax was disclosed for reporting purposes. No tax was paid at year end. Our company will not be subject to a year end tax liability and we expect the next fiscal year to be better but we still will not be subject to a year end tax liability due to the losses from this year being carried forward.

Due to the foregoing factors and our move into general steel products, our operating results are difficult to forecast. You should evaluate our prospects in light of the risk, expenses and difficulties commonly encountered by comparable development-stage companies. We cannot assure you that we will successfully address such risks and challenges.


Liquidity and Capital Resources

Since the date of our incorporation, we have raised an aggregate of $9,175. These monies were raised from two private offerings pursuant to Regulation D
Rule 506. The remainder of our capital resources will be earned from the operations of the business.

Our operating activities have used cash resources of approximately $39,974 from August 5, 2002 (inception) to the period ending September 30, 2004. Our negative operating cash flow resulted principally from the Company operating at close to breakeven due to the contract revenue equaling the costs to build or renovate a residential or commercial project and the overhead to run the company.

We had no investing activity for the period commencing August 5, 2002 to September 30, 2004. However we did raise $5,100 through January 31, 2003 and $4,075 subsequent to January 31, 2003 from our two private placements done pursuant to Regulation D Rule 506 for a total of $9,175. The first to Jeff Mabry, our majority owner and director and the second to investors who bought our shares on our offering that was closed on June 2, 2003. Jeff Mabry has also loaned the company $34,547 to finance our operation. We also paid consultants by issuing shares for services. We allocated $175 for these services.

At September 30, 2004 we had cash and cash equivalents of $6,923. This cash combined with our operating revenues should be sufficient to fund our operations for the next 12 months. If it is not we will attempt to sell more securities in the future or borrow monies in the future as necessary to ensure we have the necessary cash flow to cover our costs of operation for the next 12 months. There is no guarantee that we will be profitable in our first year of operations or that we can raise money from future borrowings or the future sale of securities to ensure that necessary cash flow exists to cover our cost of operation.

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


ITEM 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of the Company's President, Chief Executive Officer, Chief Financial Officer and Director and the Company's accountant, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the Company's principal executive officer and accountant concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

(b) Changes in Internal Controls. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

There has been no legal proceedings issued against or commenced by the Company.

ITEM 2.  CHANGES IN SECURITIES

On August 24, 2004 the company issued 35,000 restricted shares to consultants who are accredited investors, for services.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None for the period covered by this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the period covered by this report.

ITEM 5.  OTHER INFORMATION

None for the period covered by this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

None for the period covered by this report.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CONSTRUCTION COMPANY

/S/ ZUO SHENG YU
------------------------------
ZUO SHENG YU
CHAIRMAN AND PRESIDENT
DATED: November 12, 2004

/S/ JOHN CHEN
------------------------------
JOHN CHEN
CHIEF FINANCIAL OFFICER
DATED: November 12, 2004