Form 10KSB
period 2004-12-31
GENERAL STEEL HOLDINGS INC
filed 2005-03-31
CIK 1239188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

Commission file number:  333-105903

                          GENERAL STEEL HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                       412079252
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

10th Floor, Building A, Haitong Plaza,                      100037
         No.3 Nanlishi Ave.
          Xicheng District
           Beijing, China
(Address of Principal Executive Offices)                   (Zip Code)

                              Incorp Services Inc.
                             6075 S. Eastern Avenue
                     Suite 1, Las Vegas, Nevada, 89119-3146
                               Tel: (702) 866-2500
           (Name, address and telephone number for Agent for Service)

                               + 86 (10) 68000346
                           (Issuer's telephone number)

 Securities registered under Section 12(b) of the Exchange Act: none Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's gross revenues for its fiscal year ended December 31, 2004 were $87, 831, 919.

The aggregate market value of the Common Stock held by non-affiliates of the registrant based on the closing price of $1.01 on March 30, 2005 was $31,562,500.

The number of shares of Common Stock outstanding on March 30, 2005 was 31,250,000.

The following documents are incorporated by reference to this annual report of form 10-KSB: None Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                     Part I

         This report on Form 10-KSB and documents incorporated herein by reference contain certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as "anticipates," "believes," "intends," "plans," "expects," "seeks," "scheduled," "foreseeable future" and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in "Management Discussion and Analysis" and elsewhere herein.

         Certain financial information included in this annual report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.3 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.


Item 1.  Description of Business.

         As used in this annual report, "we", "us", "our", "General Steel", the "Company" or "our Company" refers to General Steel Holdings, Inc. and all of its subsidiaries and affiliates companies.

Business development

         Our Company was initially incorporated as "American Construction Company", on August 5, 2002 in the State of Nevada for the purpose of commencing a business of general construction contracting.

         It is the Company's objective to provide to its customers timely and durable constructions of their residential and commercial needs. To accomplish the above objective the now retired founder of our company, Jeff Mabry established American Construction Company. American Construction Company then established its subsidiary, West Dee Construction Ltd. (a Saskatchewan, Canada Company) on August 8, 2002 by purchasing 100 shares from its treasury. We established our subsidiary for the purpose of achieving our above stated objectives in Saskatchewan, Canada, that is, to enter the residential and commercial construction industry in this market.

         On October 14, 2004, American Construction Company and General Steel Investment Co., Ltd. ("General Steel Investment") and Northwest Steel Company, a Nevada corporation ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel Investment, and its 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd. in exchange for shares of the Company's common stock, of which 22,340,000 shares are a new issuance by the Company. Under the terms of the Agreement, General Steel Investment remained a wholly-owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The stockholders of General Steel, after completion of the Merger, now own approximately 96% of the Company's common stock outstanding as of October 15, 2004 (excluding any additional shares issueable upon outstanding options, warrants and other securities convertible into common stock).

         Daqiuzhuang Metal Sheet Co., Ltd. ("Daqiuzhuang Metal") was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People's Republic of China (PRC). The Articles of Incorporation provides for a 10-year operating term beginning on August 18, 2000 with registered capital of $9,583,200. The Company is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. Tianjin Long Yu Trading Material Co., Ltd was the majority owner with 71% of ownership interest. Tianjin Long Yu Trading Material Co., Ltd was incorporated in 2000 in Tianjin Municipality, Daqiuzhuang county; People's Republic of China. Mr. Yu, Zuo Sheng has a 90% ownership interest in Tianjin Long Yu Trading Material Co., Ltd.

         During January 2004, upon the Board of Directors' approval, Tianjin Long Yu Trading Material Co., Ltd and other minority shareholders sold their interests amounting to 70% to Yang Pu Capital Automotive Investment Limited. Yang Pu Capital Automotive Investment Limited is a Chinese registered limited liability company which is 100% indirectly owned by Mr. Yu, Zuo Sheng.

         On May 16, 2004, the Company agreed to purchase Yang Pu's 70% equity interest in Daqiuzhuang Metal for the amount of 55.45 million RMB or approximately $6,709,450. The Company received a new business license certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004.

         The Company through its subsidiary Daqiuzhuang Metal principally engages in the manufacturing of hot rolled carbon and silicon steel sheets that are mainly used on tractors, agricultural vehicles and in other specialty markets. The Company sells its products through both retailers and wholesalers.

         On October 14, 2004, based on the Company's Plan of Merger with General Steel, the Board of Directors determined to change the Registrant's fiscal year end from January 31 to December 31.

         Effective March 7, 2005, American Construction Company amended its Articles of Incorporation to change its name to "General Steel Holdings, Inc." The name change to General Steel Holdings, Inc. was an important milestone as it helped our current and future investors more readily understand our core business in China.

         The Company recently announced an initial stage joint venture agreement with the China Inner Mongolia Baogang Steel Union that is anticipated to increase the annual steel plate production from the current 250,000 s to over 1,000,000 tons if the joint venture transaction is accomplished.

Principal Products

         The Company produces hot rolled carbon and silicon steel sheets. The sizes of sheets are roughly 2,000 mm (width) x 1,000 mm (length) x 0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet specific order requirements.

         "Qiu Steel" is the registered trademark under which our Company sells its products. The Company's logo has been registered with the China National Trademark Bureau under No. 586433. "Qiu Steel" is registered under the GB 912-89 national quality standard, and certified under the National Quality Assurance program.

         The Company was awarded the "Excellent Quality Product" award by the Tianjin Products Technical Quality Assurance Bureau in 2001, and the "Famous Trade Mark Award" by the Tianjin Commerce Bureau in 2002.

         From 2003 to 2004, overall Company's sales volume increased by 41% from 135,110 tons in 2003 to 190,936 tons in 2004.

Marketing and Customers

         Hot rolled carbon and silicon steel sheets are semi-finished products. The Company sells its products primarily to distributors, service centers, or manufacturers who may further process these products or resell them without further processing.

         The Company's products are primarily used by domestic manufacturers of economy agricultural vehicles: small, motorized, 3-wheel vehicles with a payload from 1,650 to 4,400 lbs. (750 to 2,000 kgs), retailing between 1,200 and 1,800 USD (10,000 -15,000 RMB).

         The production of inexpensive agriculture vehicles targets the needs of low income farming populations in the rural areas of China. International non-government organizations estimate that 80% of China's population of 1.1 billion is comprised of low-income rural farmers.

         From production and sales figures supplied by its customers producing economy agricultural vehicles, the Company estimates it supplies 40% of this industry's nationwide demand for hot rolled steel products.

         The Company's marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality. The Company believes that its enhanced product quality and delivery capabilities, and its emphasis on customer support and product planning, are critical factors in its ability to serve this segment of the market.

         The Company currently sells its products through the following eighteen distributors:

Inner   Mongolia   Baotou   Yili                Henan   Yuanyang   Jinxin  Metal
Commercial Trading Co., Ltd.                    Sheet Co., Ltd.

Jiangsu     Nantong     Zhongtie                Zhejiang   Jianlong  Steel  Co.,
Economic  and   TradeDevelopment                Ltd.
Co., Ltd.

Shandong  Zibo  Zhoucun  Jinzhou                Jiangsu  Wuxi  Dazhuang   Supply
Supply Materials Co., Ltd.                      Materials Co., Ltd.

Qinghai Xining  Zhenning  Supply                Shanghai   Jinyijin   Commercial
Materials Co., Ltd.                             Trading Co., Ltd.

Shandong  Gaomi  Xinfeng  Supply                Tianjin    Jinghai    Qiangsheng
Materials Co., Ltd.                             Industrial Trading Co., Ltd.

Jiangsu   Zongshen    Motorcycle                Tianjin    Beihua     Industrial
Manufacturing Co., Ltd.                         Trading Co., Ltd.

Shandong  Boxing  County  Boyuan                Jiangsu  Yancheng  Xigang  Steel
Supply Materials Co., Ltd.                      Products Co., Ltd.

Gansu      Lanzhou      Northern                Henan   Changge   Stone   Supply
Petrochemical  and Metallurgical                Materials Co., Ltd.
Co., Ltd.

Shandong Qufu Erqing  Industrial
Supply and Sales Co., Ltd.

         Upon inception of business, each distributor pays a 500,000 RMB, that is, approximately $60,500 deposit to the Company. Distributors must submit a monthly sales plan for each calendar year. Distributors are required to have a minimum annual order requirement of 5,000 tons. Distributors who do not meet this quota are penalized based on a certain percentage of the difference between the minimum requirement and their actual sales. Thus far, the Company has not experienced such a problem with any of its distributors and hence did not have to enforce any penalty. All of the orders by the distributors are paid in full by cash payment. Distributors place orders thirty days prior to delivery and pay in full upon delivery.

         Our revenue is dependent, in large part, on significant contracts from a limited number of customers. During the fiscal year ended December 31, 2004 approximately 40% of sales were to five customers and approximately 20% of sales were to one customer. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue.

Competition

         Competition within the steel industry is intense. In the sale of flat rolled carbon steel and silicon steel, the Company competes with its competitors on the basis of product quality, responsiveness to customer needs and price.

         There are two types of steel and iron companies in China: (i) State Owned Enterprises ("SOEs") and (ii) privately owned companies. The Company does not consider foreign steel producers to be its competitors. Most SOEs produce both carbon steel and silicone steel products utilizing both hot and cold rolling production technologies. Products produced with cold rolling technologies are of higher quality than those produced by hot rolling technologies. Throughout China, SOEs are widely characterized by large production capacities and poor management efficiencies. As a result, products produced by SOEs tend to be of higher price than those produced by privately owned firms. Compared to SOEs, privately owned companies are characterized by small to moderate production capacities and more efficient management practices. To the Company's knowledge, no privately owned steel firms in China utilize cold rolling production technologies.

         The Company competes with both SOEs and privately owned steel manufacturers. The Company considers there to be 5 major competitors of similar size, production capability and product line in the market place: Henan Anyang Metal Sheet Plant, Nanjing Metal Sheet Plant, Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant. Of these, only Tangshan Fengrun Metal Sheet Co. is a privately owned company. Qiu Steel maintains high product quality standards and enjoys a good reputation in the marketplace.

Employees

         As of December 31, 2004, the Company had approximately 850 active full-time employees. Of these, about 100 were officers, managers and clerks involved in management and administrative functions. None of the Company's employees are union members or covered by collective bargaining agreements.

         The Company believes that its employee relations are good and the Company has been, and continues to be, proactive in establishing and maintaining a climate of good relations with its employees. On-going initiatives include organizational skill training and team building programs.

Environmental Regulation

         Domestic steel producers, including the Company, are subject to stringent national and local environmental laws and regulations.

         The Company does not anticipate any material impact on its future recurring operating costs or profitability as a result of its compliance with current environmental regulations. Moreover, the Company believes that since all domestic steel producers operate under the same set of environmental regulations, the Company is under no competitive disadvantage resulting from compliance with such regulations.

         Our president and CEO, Zu Sheng Yu, through various companies has been managing and conducting steel manufacturing and related operations for nearly twenty years. The Company believes that it is currently meeting all operational standards required by the national and local environmental authorities. Pursuant to the Chinese Environmental Protection Act of1989 and Amendments for Enforcement and Penalty Act of 1999, the Chinese Environmental protection agency and its authorized local environmental protection and environmental management agencies have conducted annual on-site inspections of the Company's operations. In each inspection, the Company has been found to comply with all regulations and practices and has not been assessed any penalty.

         The Company mainly purchases two types of raw materials from its suppliers which are ingots and slabs. Slabs can be used in the production of metal sheets directly. Ingots need to be broken down into slabs after purchase. The Company purchases Ingots from Tangshan Songting Steel Co., Ltd. and Luannan Pengcheng Steel Co., Ltd. These ingots will be broken down at Tangshan Fuli Steel Mill, Xingtai Baorunda Steel Mill, and Tianjin Yunfeng Steel Co., Ltd. The Company will have to pay a processing fee to these ingot-breaking plants.

         The Company spent approximately RMB 1.4 million, that is, approximately $169,400 on an Enterprise Resource Planning ("ERP") system during the fiscal year 2004. It is expected that the ERP will assist the Company manage its production more effectively and efficiently.

         No governmental approval is required to conduct our activities.

Item 2.   Description of Property

Property

         The Company's sole manufacturing site and the office buildings are located in the Hebei province, Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center. The Company is situated on 1,819 acres (736 hectares) of land and resides within 320,390 sq. ft. (29,667 sq. m.) of building space. All property is fully owned and has been paid in full. There are no outstanding liens or mortgages on the property owned by the Company. Equipment

         The Company's production equipment includes the following:

-------------------------------------------------------- -----------------------
Equipment                                                Quantity
-------------------------------------------------------- -----------------------
1,200 mm Rolling machine                                 6
-------------------------------------------------------- -----------------------
Gas-fired reheat furnace                                 6
-------------------------------------------------------- -----------------------
18 x 300 mm cut to size shearer                          4
-------------------------------------------------------- -----------------------
1,113 x 2,500 mm cut to size shearer                     1
-------------------------------------------------------- -----------------------
116 x 2,500 cut to size shearer                          10
-------------------------------------------------------- -----------------------
2,200 m3 gas producer                                    6
-------------------------------------------------------- -----------------------
Annealing furnace                                        2
-------------------------------------------------------- -----------------------
2,500 m3 gas producer                                    2
-------------------------------------------------------- -----------------------
Air compressor                                           6
-------------------------------------------------------- -----------------------
Flattening machine                                       2
-------------------------------------------------------- -----------------------
Straightening machine                                    3
-------------------------------------------------------- -----------------------
Overhead cranes                                          8
-------------------------------------------------------- -----------------------
Transportation vehicles (10 - 15 tons)                   3
-------------------------------------------------------- -----------------------

         All equipment is owned by the Company and has been paid in full.

Item 3.   Legal Proceedings.

         We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company's or our company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.   Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders.

                                     Part II


Item 5.  Market for Common Equity and Related Stockholder Matters.

         Our common stock is quoted sporadically, with relatively small volumes of actual trading, on the Over-The-Counter Bulletin Board system and the National Association of Securities Dealers (NASD) Electronic Bulletin Board under the symbol "GSHO.OB".

         The following table sets forth, for the periods indicated, the high and low sales prices for our common stock, as reported by Yahoo! Finance

------------------------------- ------------------- ----------------------------
Fiscal year ended December 31
------------------------------- ------------------- ----------------------------
2005                            First quarter       $0.98 - $2.25
------------------------------- ------------------- ----------------------------
2004                            Fourth quarter      $1.25 - $2.50
------------------------------- ------------------- ----------------------------
                                Third quarter       N/A
------------------------------- ------------------- ----------------------------
                                Second quarter      N/A
------------------------------- ------------------- ----------------------------
                                First quarter       N/A
------------------------------- ------------------- ----------------------------
2003                            Fourth              N/A
------------------------------- ------------------- ----------------------------
                                Third               N/A
------------------------------- ------------------- ----------------------------
                                Second              N/A
------------------------------- ------------------- ----------------------------

         The authorized capital stock of the Company under its Articles of Incorporation is 75,000,000 shares of common stock, par value $.001 per share.

         As of December 31, 2004, there were 31,250,000 shares of common stock outstanding held of record by approximately 20 stockholders. Of such shares outstanding, 23,929,500 were held of record by Yu, Zuo Sheng, which shares represented approximately 76.5 % of the combined voting power of the outstanding shares of common stock.

Dividends

         We may never pay any dividends to our shareholders. We did not declare any dividends for the twelve months ended December 31, 2004. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Equity compensation plan

         The Company currently does not have any equity compensation plan in place.

Transfer Agent

         Our transfer agent is Pacific Transfer Co. Its address is 500 East Warn Springs Road, Suite 240, Las Vegas, NV 89119. Recent Sales of Unregistered Securities

         On August 5, 2002 we issued 5,100,000 common shares, having $0.001 par value per share, to Jeff Mabry, the Director and founder of the Company for $5,100 pursuant to Regulation D Rule 506 of the Securities Act of 1933. These shares were paid for on April 4, 2003.

         On June 2, 2003, we accepted and executed subscription agreements that sold 4,075,000 common shares, having $0.001 par value per share, to 29 persons, at an offering price of $0.001 per share for gross offering proceeds of $4,075 USD, pursuant to Regulation D Rule 506 of the Securities Act of 1933. For this offering we offered our shares of common stock to a limited number of offerees, with whom we had a pre-existing relationship. Each of the investors in our company were friends or business associates of Mr. Mabry the director and founder of the company. Each person purchasing our shares of common stock who we reasonably believed was not an accredited investor (as that term is defined by the provisions of Rule 501(a), received from us that information specified by the provisions of Rule 502(b). Additionally, we reasonably believe that each such person either alone or with his or her purchaser representative (as that term is defined by the provisions of Rule 501(h)), has such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of a purchase of our common shares. For each offering, we discussed with each purchaser in, what we believe to be, reasonable detail the various aspects, including the risks, relating to a purchase of our common stock. Each of the 29 investors were not accredited investors.

Item 6.  Management's Discussion and Analysis

         The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

Overview

         Following the acquisition of ownership in General Steel Investment Co., Ltd., the Company has shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit of the Company, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "DQ") started its operation in 1988. DQ's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles and in other specialty markets.

         DQ uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x
0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for the Company's products.

         Since 1998, DQ has expanded its operations to six production lines producing 250,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 40% market share of all steel sheets used in the production of agricultural vehicles in China. The Company plans to continue to expand its hot-rolled steel sheet production capacity and to enter into new contracts with vehicle manufacturers and other customers.

         Economic forecasts indicate continued fast pace growth in China in 2005. As a result, the consumption of our steel products is expected to remain at a high level. The Company believes that the highly competitive market will exist throughout 2005, with pressures for shipment volumes and prices. In view of the above factor, the main focus of the Company in 2005 will be on:

         o        Stringent cost control and cash management;

         o Continued operational improvement, with particular emphasis on fully realizing the benefits of recently completed capital projects, and

         o        Maximizing order load and optimizing product mix.

Results of Operations

         The results of operations of the Company are largely dependent on the level of general economic activity in China. As indicated in the overview section, economic forecasts indicate a continued fast pace growth in China in 2005. As a result, the consumption of our steel products is expected to remain at a high level. The Company's cost of sales includes the cost of its primary raw materials, steel scrap, the cost of warehousing and handling finished steel products and freight costs. Net sales and gross profit

         Net sales for the year 2004 of $87,831,919 were a record, exceeding the previous high of $57,305,601 set in 2003 by 35%. Shipments in 2004 climbed 41% to 190,936 tons, due to overall increase in market demand. Average selling price per ton including sale of scrap has increased to $460 from $418 as a combined result of good market demand and change in the mix of products sold with increasing sales volume of silicon steel. In summary, the main reasons for the increase in sales revenue is due to an increase in selling price and an increase in demand for steel products due to the good market conditions.

         Gross profit for the year ended December 31, 2004 was $6,218,732, an increase of 28% or $1,717,328 from $4,501,404 for the prior year. This increase in gross profit is mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price.

Cost of sales

         Overall cost of sales went up to $81,613,187 for the year ended December 31, 2004 from $52,804,197 for 2003. The increase is the combined effect of both increases in production volume and raw material price.

         However, cost of sales as a percent of sales increased from 92.1% to 92.9% due primarily to an increase in selling price and n conversion costs for the year December 31, 2004 compared to 2003.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $2,316,699, it represented a 34% increase from $1,532,033 for the year ended December 31, 2003. A large component of the increase came from the legal and accounting charges due to the Company's reverse merger between American Construction Company and General Steel Investment Co., Ltd. and our attempt to acquire rolling mill equipment from a bankrupted Canadian steel maker, the Stelco Plate Company Ltd.

Other income (expense)

         Other income (expense) in the year ended December 31, 2004 consisted mainly of finance and interest charges of $1.6 million, a $0.9 million increase from 2003. Outstanding bank loans increased to $25,748,800 from $13,806,100 as of December 31, 2004 and 2003, respectively. The increase in debt borrowing is mainly driven by management's decision to pay more in advance payments and deposits to suppliers to lock in a discounted raw material price.

Income taxes

         The Company did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2004 and 2003. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.


         Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. The Company is in the process of applying for this tax benefit.

         The Company's effective state and local income tax rate was 33% for both the years ended December 31, 2004 and 2003. Income tax expense was $906,277 for the year ended December 31, 2004, up from $767,431 in 2003 due to higher pretax income.

Liquidity and capital resources

         Due to the good market conditions of the steel industry, the Company plans to maintain higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year.

Operating activities

         Net cash used in operating activities for the year ended December 31, 2004 was $7.3 million compared with $0.79 million for 2003 primarily due to the increase in inventories and purchase deposits to suppliers. Concerned by the steady increase in raw material price, the management decided to pay suppliers more in advance payments and deposits to obtain the raw materials at discounted prices.

Investing activities

         Net cash provided by investing activities was $762,431 for the year ended December 31, 2004 compared with $5,772,859 used in investing activities for the year ended December 31, 2003. This change resulted from an increase in collections on notes receivable and a decrease in equipment purchases due to the completion of plant facility construction.

Financing Activities

         The Company signed two new agreements with Shanghai Pufa Bank and China Merchants Bank to borrow $6,050,000 from each. The proceeds were used to pay for inventory purchases due to the reason noted under "OTHER INCOME (EXPENSE)."

Compliance with environmental laws and regulations

         Based on the equipment, technologies and measures adopted, the Company is not considered a high-pollution factory in China. The production process does not need much water and produces only a minimal amount of chemical pollution. We use gas-fired reheat furnaces recommended by the State Environmental Protection Agency to heat our raw materials and semi-finished products.

         In 2005, the Daqiuzhuang County will order an environmental clean-up campaign and will require harmless waste water discharge. In order to meet these requirements, we are going to invest $50,000 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge. As for the remodeling of gas furnace and desulphurization of discharged gas, the local government has not posted any control measures currently and we have no plans to proceed with this remodeling until such time regulations have been implemented.

         The Company believes that future costs relating to environmental compliance will not have a material adverse effect on the Company's financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in material adverse costs.

Impact of inflation

         We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. The Company has generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven by the overall economic conditions in China. Price risks are managed by the Company through productivity improvements and cost-containment measures. Management does not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

Off-balance sheet arrangements

         There are currently no off-balance sheet arrangements.

Risk factors

Risks Related to Our Business

         Competition within the steel industry is intense. In the sale of flat rolled carbon steel and silicon steel, the Company competes with competitors on the basis of product quality, responsiveness to customer needs and price. There are two types of steel and iron companies in China: State Owned Enterprises
(SOEs) and privately owned companies.

         The Company competes with both state owned and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized more experienced, and have deeper ties in the Chinese marketplace. We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition. The Company considers there to be 5 major competitors of similar size, production capability and product line in the market place:
Henan Anyang Metal Sheet Plant, Nanjing Metal Sheet Plant, Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant. With the PRC's entry into the World Trade Organization and the PRC's agreements to lift many of the barriers to foreign competition, the Company believes that competition will increase in the PRC auto parts market as a whole with the entry of foreign companies to the market.

         Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

         We began our operations in 2000. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

         o Implement our business model and strategy and adapt and modify them as needed;

         o Increase awareness of our brands, protect our reputation and develop customer loyalty;

         o        Manage  our  expanding   operations  and  service   offerings,
                  including the integration of any future acquisitions;

         o        Maintain adequate control of our expenses;

         o Anticipate and adapt to changing conditions in the auto parts markets in which we operate as well as the impact of any changes in government regulation,

         o        Mergers   and   acquisitions    involving   our   competitors,
                  technological developments and other significant competitive and market dynamics.

         If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

         Our  inability  to  fund  our  capital  expenditure   requirements  may
adversely affect our growth and profitability.

         Our continued growth is dependent upon our ability to raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to increase our production capacity through the purchase of machinery and equipment with a value of approximately $10 million. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

         o        - Our financial condition and results of operations,
         o - The condition of the PRC economy and the auto industry in the PRC, and
         o - Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

         We may not be able to effectively control and manage our growth.

         If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. This growth will lead to an increase in the responsibilities of existing personnel, the hiring of additional personnel and expansion of our scope of operations. There can be no assurance that we will be able to raise the required financing or control and manage this future growth.

         We depend on large contracts and a concentration of customers.

         Our revenue is dependent, in large part, on significant contracts from a limited number of customers. During the fiscal year ended December 31, 2004 approximately 40% of sales were to five customers and approximately 20% of sales were to one customer. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.


         We may not be able to pass on to customers increases in the costs of our raw materials, particularly iron and steel.

         The major raw materials that we purchase for production are iron and steel. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those higher costs to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

         Risks Related to Operating Our Business in China

         We face the risk that changes in the policies of the Chinese government could have significant impact upon the business we may be able to conduct in China and the profitability of such business.

         The economy of China is at a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set down national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. A change in policies by the Chinese government could adversely affect our interests in by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China's political, economic and social life.

         The PRC laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation, we could be subject to sanctions. In addition, any changes in such PRC laws and regulations may have a material and adverse effect on our business.

         There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Our subsidiaries and we are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatments issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We cannot assure you that any such restructuring would be effective or would not result in similar or other difficulties. We may be subject to sanctions, including fines, and could be required to restructure our operations. As a result of these substantial uncertainties, we cannot assure you hat we will not be found in violation of any current or future PRC laws or regulations.

         A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

         All of our operations are conducted in the PRC and all of our revenues are generated from sales to businesses operating in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The automotive industry in the PRC is relatively new and growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for cars and trucks, and therefore, auto parts. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

         Inflation in China could negatively affect our profitability and growth.

         While the Chinese economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People's Bank of China, China's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated increases in interest rates by the central bank will likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

         Governmental control of currency conversion may affect the value of your investment.

         The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

         The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

         The fluctuation of the Renminbi may materially and adversely affect your investment.

         The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations.

         Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S.

dollar equivalent of the Renminbi we convert would be reduced. To date, however, we have not engaged in transactions of either type. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

         Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. If the pegging of the Renminbi to the U.S. dollar is loosened we anticipate that the value of the Renminbi would likely appreciate against the dollar with the consequences discussed above.

         The PRC legal system has inherent uncertainties that could materially and adversely affect us.

         The PRC legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the PRC legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, the PRC has not developed a fully integrated legal system and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, published government policies and internal rules may have retroactive effects and, in some cases, the policies and rules are not published at all. As a result, we may be unaware of our violation of these policies and rules until some time later. The laws of the PRC govern our contractual arrangements with our affiliated entities. The enforcement of these contracts and the interpretation of the laws governing these relationships are subject to uncertainty.

         Risks Related to Our Common Stock

         Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

         Our officers, directors and affiliates beneficially own approximately 96% of our common stock. Mr. Yu, Zuo Sheng our major shareholder, beneficially owns approximately 96% of our common stock and is the selling stockholder herein. Mr. Yu can effectively control us and his interests may differ from other stockholders

         Because our principal assets are located outside of the United States and all of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or enforce U.S. court judgments against us or them in the PRC.

         All of our directors and officers reside outside of the United States. In addition, Daqiuzhuang, our operating subsidiary, is located in China substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. and the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

         We have never paid cash dividends and are not likely to do so in the foreseeable future.

         We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

         There is only a limited trading market for our common stock.

         Our common stock is now listed on the over-the-counter Bulletin Board. There is currently limited trading market for our common stock and we do not know if any trading market will ever develop. You may be unable to sell your shares due to the absence of a trading market.

         In addition, broker-dealers who recommend our common stock to people who are not established customers or qualifying investors must follow special sales procedures, including getting the purchaser's written consent prior to the sale. Our common stock is also subject to the "penny stock" rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale. See "MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." These requirements may further limit your ability to sell your shares.

         Our common stock is illiquid and subject to price volatility unrelated to our operations.

         The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other auto parts makers, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.

In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 7.  Financial statements
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
General Steel Holdings, Inc. and Subsidiaries
(Formerly known as American Construction Company)

We have audited the accompanying balance sheets of General Steel Holdings, Inc. (Formerly known as American Construction Company)and subsidiaries as of December 31, 2004 and 2003, and the related statements of income and other comprehensive income (loss), shareholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Moore Stephens Wurth Frazer and Torbet, LLP
Certified Public Accountants

February 26, 2005
Walnut, California



To The Board of Directors
General Steel Holdings, Inc.
(Formerly known as American Construction Company)


                       Consent of Independent Accountants
                           General Steel Holdings, Inc
                (Formerly known as American Construction Company)
                          Audited Financial Statements
                           December 31, 2004 and 2003


         We consent to the incorporation in the Annual Report of General Steel Holdings, Inc on Form 10-K of our report dated February 26, 2005 on our audits of the financial statements of General Steel Holdings, Inc. (Formerly known as American Construction Company)and subsidiaries as of December 31, 2004 and 2003, and for the years then ended, which our reports are incorporated in the Form 10-K.


 /s/ Moore Stephens Wurth Frazer and Torbet, LLP
------------------------------------------------
Moore Stephens Wurth Frazer and Torbet, LLP


Walnut, California
March 30, 2005


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003
                                     ASSETS
                                                                     2004           2003
                                                                 ------------   ------------
CURRENT ASSETS:
  Cash                                                           $  5,547,810   $  1,606,704
  Restricted cash                                                   3,597,480      2,096,370
  Accounts receivable, net of allowance for doubtful accounts
    of $1,371 as of December 31, 2004 and December 31, 2003           523,398        455,641
  Notes receivable                                                    374,955      1,188,854
  Other receivables                                                   214,905        328,271
  Other receivables - related parties
                                                                         --          459,800
  Inventories                                                      12,826,561      4,801,915
  Advances on inventory purchases - related parties                      --        1,021,824
  Advances on inventory purchases                                  13,469,984      7,831,480
  Short-term investment                                                36,300         12,100
                                                                 ------------   ------------
    Total current assets                                           36,591,393      9,802,959
                                                                 ------------   ------------

PLANT AND EQUIPMENT, net                                           14,100,324     15,064,160
                                                                 ------------   ------------

OTHER ASSETS:
  Intangible assets - land use right, net of accumulated
     amortization                                                   2,277,279      2,564,369
                                                                 ------------   ------------

      Total assets                                               $ 52,968,996   $ 37,431,488
                                                                 ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    293,348   $  1,378,484
  Short term loans - bank                                          25,748,800     13,806,100
  Short term notes payable                                          6,776,000      6,709,450
  Other payables                                                      400,110        208,308
  Other payable - related party                                     1,011,012           --
  Accrued liabilities                                                 393,532         60,656
  Customer deposits                                                 2,009,313        914,160
Deposits due to sales representatives                               1,231,780        862,730
  Taxes payable                                                     1,879,615      1,655,842
                                                                 ------------   ------------
    Total current liabilities                                      39,743,510     25,595,730
                                                                 ------------   ------------

MINORITY INTEREST                                                   4,015,108      3,550,728
                                                                 ------------   ------------

SHAREHOLDERS' EQUITY:
  Common Stock, $.001 par value, 75,000,000 shares authorized,
    31,250,000 shares issued and outstanding in 2004 and
    10,000 shares issued and outstanding in 2003                       31,250         10,000
  Paid-in-capital                                                   6,871,358      6,892,258
  Retained earnings                                                 2,152,976      1,392,772
  Statutory reserves                                                  154,794           --
  Stock receivable                                                       --          (10,000)
                                                                 ------------   ------------
    Total shareholders' equity                                      9,210,378      8,285,030
                                                                 ------------   ------------
      Total liabilities and shareholders' equity                 $ 52,968,996   $ 37,431,488
                                                                 ============   ============

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004            2003
                                                   ------------    ------------

SALES REVENUE                                      $ 87,831,919    $ 57,305,601

COST OF SALES                                        81,613,187      52,804,197
                                                   ------------    ------------

GROSS PROFIT                                          6,218,732       4,501,404

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES         2,316,699       1,532,033
                                                   ------------    ------------

INCOME FROM OPERATIONS                                3,902,033       2,969,371


OTHER INCOME (EXPENSE), NET                          (1,616,377)       (643,807)
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                            2,285,656       2,325,564


PROVISION FOR INCOME TAXES                              906,277         767,431
                                                   ------------    ------------

NET INCOME BEFORE MINORITY INTEREST                   1,379,379       1,558,133


MINORITY INTEREST                                       464,381         467,440
                                                   ------------    ------------


NET INCOME                                              914,998       1,090,693

OTHER COMPREHENSIVE INCOME (LOSS):

    Foreign currency translation adjustment                --              --
                                                   ------------    ------------


COMPREHENSIVE INCOME                               $    914,998    $  1,090,693
                                                   ============    ============


EARNINGS PER SHARE, BASIC AND DILUTED              $       0.07    $       0.12
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    13,594,890       9,175,000
                                                   ============    ============


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                     Number         Common        Paid-in        Statutory
                                    of shares        stock        capital         reserves
                                   -----------    -----------    -----------    -----------
BALANCE, January 1, 2003             9,175,000    $    10,000    $ 6,892,433    $      --

  Net income                              --             --             --             --
                                   -----------    -----------    -----------    -----------

BALANCE, December 31, 2003           9,175,000         10,000      6,892,433           --

  Net income                              --             --             --             --
  Adjustment to statutory reserve         --             --             --          154,794
  Cash received                           --             --             --             --
  Stock issued for services             35,000             35            140           --
  Issuance of common stock to-
  General Steel
    Investment Co., Ltd
    shareholders
    due to
    reorganization                  22,040,000         21,215        (21,215)          --
                                   -----------    -----------    -----------    -----------
BALANCE, December 31, 2004          31,250,000    $    31,250    $ 6,871,358    $   154,794
                                   ===========    ===========    ===========    ===========


                                     Retained        Stock      comprehensive
                                     earnings      receivable   income (loss)     Totals
                                   -----------    -----------    -----------    -----------

BALANCE, January 1, 2003           $   302,079    $   (10,000)   $      --      $ 7,194,512

  Net income                         1,090,693           --             --        1,090,693
                                   -----------    -----------    -----------    -----------

BALANCE, December 31, 2003           1,392,772        (10,000)          --        8,285,205

  Net income                           914,998           --             --          914,998
  Adjustment to statutory reserve     (154,794)          --             --             --
  Cash received                           --           10,000           --           10,000
  Stock issued for services               --             --             --              175
  Issuance of common stock to-
  General Steel
    Investment Co., Ltd
    shareholders
    due to
    reorganization                        --             --             --             --
                                   -----------    -----------    -----------    -----------
BALANCE, December 31, 2004         $ 2,152,976    $      --      $      --      $ 9,210,378
                                   ===========    ===========    ===========    ===========


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES


                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004            2003
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $    914,998    $  1,090,693
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
   Minority Interest                                              467,440
   Depreciation                                                   968,332         916,003
   Amortization                                                   287,090          96,800
   Loss on disposal of equipment                                   22,947            --
   Stock issued for services                                          175            --
  (Increase) decrease in assets:
   Accounts receivable                                            (67,757)      1,100,324
   Other receivables                                              113,366       2,190,150
   Other receivables-related parties                              459,800            --
   Inventories                                                 (8,024,646)       (709,723)
   Purchase deposits-related party                              1,021,824       3,237,005
   Deposits                                                    (5,638,504)     (6,321,289)
  Increase (decrease) in liabilities:
   Accounts payable                                            (1,085,136)        943,579
   Other payables                                                 191,802            --
   Other payables-related party                                 1,011,012      (1,414,526)
   Accrued liabilities                                            332,876      (1,086,810)
   Customer deposits                                            1,095,153      (1,700,867)
   Deposits due to sales representatives                          369,050        (364,210)
   Taxes payable                                                  223,773         765,098
                                                             ------------    ------------
    Net cash used in operating activities                      (7,339,465)       (790,333)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in notes receivable                          813,899      (1,188,854)
 Increase in short term investment                                (24,200)           --
 Equipment purchases                                             (253,426)     (2,681,103)
 Proceeds from sales of equipment                                 226,158            --
 Increase in land use right                                          --        (1,902,902)
                                                             ------------    ------------
    Net cash provided by (used in) investing activities           762,431      (5,772,859)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings,  net of payments on short term loans -
 bank                                                          11,942,700       3,182,300
 Borrowings, net of payments on short term notes payable           66,550       2,191,310
 Decrease in stock receivable                                      10,000            --
                                                             ------------    ------------
    Net cash provided by financing activities                  12,019,250       5,373,610
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH                                     5,442,216      (1,189,582)

CASH, beginning of year                                         3,703,074       4,892,656
                                                             ------------    ------------

CASH, end of year                                            $  9,145,290    $  3,703,074
                                                             ============    ============

Note 1 - Background

On March 7, 2005, General Steel Holdings, Inc. (the Company) formally changed its name from American Construction Company to General Steel Holdings, Inc.

The Company was established on August 5, 2002 for the purpose of commencing the business of general construction contracting. It is the Company's objective to provide to its customers timely and durable construction of their residential and commercial needs. We established our subsidiary for the purpose of achieving our above stated objectives in Saskatchewan, Canada. We established our subsidiary to enter the residential and commercial construction industry in this market.

To accomplish the above objective the founder of our company, Jeff Mabry established American Construction Company (a Nevada company) on August 5, 2002. American Construction Company then established its subsidiary, West Dee
Construction Ltd. (a Saskatchewan, Canada Company) on August 8, 2002 by purchasing 100 shares from its treasury.

On October 14, 2004, American Construction Company and General Steel Investment Co., Ltd (referred to as General Steel) and Northwest Steel Company, a Nevada corporation, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel, and it's 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd in exchange for shares of the Company's common stock, of which 22,040,000 shares are a new issuance by the Company, and 7,960,000 shares are from certain shareholders of the Company, which in aggregate, constitute 96% of the total issued and outstanding shares of the Company.

Under the terms of the Agreement, General Steel will remain a 100% owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a" tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The stockholders of General Steel, as of the closing date of the merger own approximately 96% of the Company's common stock outstanding as of October 15, 2004 (excluding any additional shares to be issued on outstanding options, warrants and other securities convertible into common stock).

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of General Steel Investment Co., Limited are the historical financial statements of the Company, formerly the operations of Daqiuzhuang Metal Sheet Co., Ltd.

Daqiuzhuang Metal Sheet Co., Ltd. (referred to as Daqiuzhuang Metal) was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People's Republic of China (PRC). The Articles of Corporation provides for a 10 year operating term beginning on August 18, 2000 with registered capital of $ 9,583,200. The Company is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America.

Tianjin Long Yu Trading Material Co., Ltd was the majority owner with 71% of ownership interest. Tianjin Long Yu Trading Material Co., Ltd was incorporated in 2000 in Tianjin Municipality, Daqiuzhuang County; P.R.C. Mr. Yu Zuo Sheng has 90% of ownership interest in Tianjin Long Yu Trading Material Co., Ltd.

During January 2004, upon the board directors' approval, Tianjin Long Yu Trading Material Co., Ltd and other minority shareholders sold their interests amounting to 70% to Yang Pu Capital Automotive Investment Limited. Yang Pu Capital Automotive Investment Limited is a Chinese registered limited liability company which is 100% indirectly owned by Mr. Yu Zuo Sheng.

On May 16, 2004, Company agreed to purchase Yang Pu's 70% equity interest in Daqiuzhuang Metal for the amount of RMB55.45 million or approximately USD$6,709,450. The entire purchase price is to be paid within one year of the new business license being issued which is June 25, 2004. Due to the common ownership by Mr. Yu Zuo Sheng in both General Steel Investment Co., Ltd and Yang Pu Capital Automotive Investment Limited, the Company's board of directors by board resolution dated May 16, 2004 has instructed Mr. Yu Zuo Sheng as the 99.9% shareholder of General Steel on behalf of the Company to remit the total purchase price to Yang Pu from his personal funds. Mr. Yu Zuo Sheng will receive no compensation for completing this transaction nor will General Steel reimburse Mr. Yu Zuo Sheng for the $6,709,450. As of December 31, 2004, Mr. Yu Zuo Sheng has paid the entire purchase price to Yang Pu. Because the entities have essentially the same owner, Mr. Yu Zuo Sheng and the entities are under common control, the transfer of ownership is accounted for at historical costs under guidance of SFAS No. 141. The Company received a new business license certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004.

The purchase of Yang Pu's 70% equity interest and the issuance of the Company's common stock have been accounted for as a reverse acquisition presented as a recapitalization, except no goodwill or the intangible assets are recorded.

Based on the Company's Plan of Merger with General Steel, the Board of Directors determined to change the Registrant's fiscal year end from January 31 to December 31.

The Company through its subsidiary Daqiuzhuang Metal principally engages in the manufacturing of hot rolled carbon and silicon steel sheets which are mainly used on tractors, agricultural vehicles and in other specialty markets. The Company sells its products through both retailers and wholesalers.


Note 2 - Summary of significant accounting policies

Basis of presentation
---------------------

The consolidated financial statements of American Construction Company reflect the activities of the following subsidiaries:

                                                                      Pecentage
          Subsidiary                                                Of Ownership
-----------------------------------------------------------------   ------------
General Steel Investment Co., Ltd.         British Virgin Islands       100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd   P.R.C.                        70.0%


The consolidated financial statements have been presented as if the Agreement and Plan of Merger of the subsidiary occurred during the year of 2003 due to common management and ownership.

The consolidated financial statements generally reflect only the activities of Tianjin Daqiuzhuang Metal Sheet Co., Ltd at its historical cost since American Construction and General Steel Investment Co., Ltd had no activities for the years ended December 31, 2004 and 2003, respectively.

Revenue recognition
-------------------

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Foreign currency translation
----------------------------

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency.

Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People's Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the financial statements.

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the years ended December 31, 2004 and 2003 amounted to $968,332 and $916,003, respectively.

Estimated useful lives of the assets are as follows:

                                                     Estimated
                                                    Useful Life
                                                    -----------
Buildings                                           10-30 years
Machinery and equipment                              8-15 years
Other equipment                                      5-8 years
Transportation equipment                            10-15 years


Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company's plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at December 31:

                                                           2004          2003
                                                       -----------   -----------
Buildings and improvements                             $ 5,089,350   $ 4,965,626
Transportation equipment                                   240,847       627,870
Machinery                                               12,294,697    12,181,102
                                                       -----------   -----------
              Totals                                    17,624,894    17,774,598
Less accumulated depreciation                            3,524,570     2,710,438
                                                       -----------   -----------
              Totals                                   $14,100,324   $15,064,160
                                                       ===========   ===========


Use of estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Recently issued accounting pronouncements
-----------------------------------------

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company's adoption of SFAS No. 151 is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), "Share-Based Payment", which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005.

The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee's requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model.

The Company's adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at December 31, 2004 and 2003 amounted to $9,256,618 and $4,192,740, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash
---------------

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $3,597,480 and $2,096,370 as of December 31, 2004 and 2003, respectively.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in first-out basis and consist of the following at December 31:

                                                           2004          2003
                                                       -----------   -----------
Raw materials                                          $ 9,123,814   $ 2,469,620
Finished goods                                           3,702,747     2,332,295
                                                       -----------   -----------
                                                       $12,826,561   $ 4,801,915
                                                       ===========   ===========

Inventories consist of raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembly and delivery are also included in the cost of inventory. No work in process inventory existed at December 31, 2004 and 2003 as all inventory in process was completed and transferred to finished goods prior to the physical inventory count.

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2004 and 2003, the Company has determined that no reserves are necessary at year end.

Financial instruments
---------------------

Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of financial instruments held by the Company.

SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Accounts receivable, trade
--------------------------

The Company's business operations are conducted in the People's Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. However, the Company records a provision for accounts receivable trade which ranges from 0.3% to 1.0% of the outstanding accounts receivable balance in accordance with generally accepted accounting principles in the PRC. The allowance for doubtful accounts as of December 31, 2004 and 2003 amounted to $1,371 for each period.

Other receivables
-----------------

Other receivables consist of various cash advances to the Company's unrelated companies and individuals which have business relationships with the Company. These amounts are unsecured, non-interest bearing and generally are short term in nature.

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company has acquired land use rights during the years ending in 2000 and 2003 for a total amount of $2,870,902. The Company has the right to use this land for 50 years. At December 31, 2004 and 2003, accumulated amortization amounted to $593,623 and $306,533. The cost of the rights is being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2004, the Company expects these assets to be fully recoverable.

Total amortization expense for the years ended December 31, 2004 and 2003 amounted to $287,090 and $96,800 respectively.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2004 and 2003.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.

In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Under the Income Tax Laws, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on incomes reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region for which more favorable effective tax rates are applicable.

The provision for income taxes at December 31 consisted of the following:

                                                               2004       2003
                                                             --------   --------
Provision for China Income Tax                               $823,888   $661,914
Provision for China Local Tax                                  82,389    105,517
                                                             --------   --------
      Total provision for income taxes                       $906,277   $767,431
                                                             ========   ========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate:

                                                           2004          2003
                                                        ---------     ---------
U.S. Statutory rates                                         34.0%         34.0%
Foreign income not recoginized in USA                       (34.0)        (34.0)
China income taxes                                           33.0          33.0
                                                        ---------     ---------
      Total provision for income taxes                       33.0%         33.0%
                                                        =========     =========

The Company's subsidiary, Daqiuzhuang Metal Sheet Co., Ltd became a Chinese Sino-foreign equity joint venture at the time of the merger on October 14, 2004. Daqiuzhuang Metal Sheet Co., Ltd should be now taxed under the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

The Income Tax Law for Enterprises with Foreign Investments and Foreign Enterprises states. "Any enterprise with foreign investments of a production nature scheduled to operate for a period of not less than ten years shall, upon examination and verification by the tax authorities in the year the company begins to make a profit, will be exempted from income taxes in the first and second years and allowed a fifty percent reduction in the standard tax rates in the third to fifth years." Accordingly, the Company is in the process of applying for this tax benefit from local Chinese tax authority.

Value Added Tax
---------------

Enterprises  or  individuals  who  sell   commodities,   engage  in  repair  and
maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company's finished products can be used to offset the VAT due on sales of the finished product.

Earnings Per Share
------------------

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The weighted average number of shares used to calculate EPS for the year ended December 31, 2004 (13,594,890) and 2003 (9,175,000) reflect only the shares outstanding  for those periods.

Note 3 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $489,800 and $428,117 for the years ended December 31, 2004 and 2003, respectively. Interest paid amounted to $1,463,385 and $748,829 for the years ended December 31, 2004 and 2003, respectively.

During 2004, the Company issued 35,000 shares at a registration price of $0.005 per share to a consultant as consideration for services performed having a value of $175.

Note 4 - Notes receivable

This amount represents trade accounts receivable due from various customers where the customers' bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer's bank earlier than the scheduled payment date; however, the Company will incur an interest charge and processing fee in such instances. The Company had $374,955 and $1,188,854 outstanding as of December 31, 2004 and 2003, respectively.

Note 5 - Other payable - related party

At December 31, 2004, the Company has a short term loan from Golden Glister Holdings Limited of $990,000. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. This amount was loaned to General Steel Investment Co., Ltd for business operations. This amount is short-term and is non interest bearing.

Note 6 - Advances on inventory purchases

Advances on inventory purchases including the related party purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company's vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit. The inventory is normally delivered within one month after the monies has been advanced. The total amount outstanding at December 31 consisted of the following:

                                                           2004          2003
                                                       -----------   -----------
Advances on inventory purchases - related parties      $      --     $ 1,021,824
                                                       ===========   ===========

Advances on inventory purchases                        $13,469,984   $ 7,831,480
                                                       ===========   ===========


Note 7 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks.
At December 31, the short term loans consisted of the following:

                                                                        2004          2003
                                                                    -----------   -----------
Loans from China Bank, JingHai Branch, due August,  2005 and
   August, 2004, respectively. Monthly interest only payment at
   6.372% per annum and 6.372% per annum, respectively, secured
   by equipment and property                                        $ 1,185,800   $ 1,185,800

Loans from Agriculture Bank,  DaQiuZhuang  Branch, due various dates from February,  2005 to October, 2005 and March, 2004 to
   November, 2004, respectively. Monthly interest only payments in 2005 ranging from from 6.5% to 6.9% per annum and in 2004
   6.6% to 6.7% per annum, respectively, guaranteed  by  an
   unrelated third party and secured by property and equipment       10,648,000     8,228,000

Loan from Construction Bank of China, JinHai Branch, due
   August 22, 2005 and August 20, 2004, respectively. Monthly interest only payment at 6.225% per annum and 5.433% per
   annum, respectively, secured by properties                         1,089,000     1,185,800

Loans from ShangHai PuFa Bank,  due various dates from March,
   2005 to November, 2005, Monthly interest only payments in 2005 ranging from 5.8% to 6.4% per annum, guaranteed by an
   unrelated third party                                              6,050,000     2,420,000

Loans from China Merchant Bank, due various dates from June,
   2005 to August, 2005, Quarterly interest only payments, annual interest rate of 5.0445%, guaranteed by an unrelated third
   party                                                              6,050,000          --

Loan from  Construction Bank of China, due August 22, 2005 and
   November 11, 2004, respectively. Monthly interest only payment at 8.1576% per annum and 6.372%  per annum, respectively,
   guaranteed by an unrelated third party                               726,000       786,500
                                                                    -----------   -----------
                    Totals                                          $25,748,800   $13,806,100
                                                                    ===========   ===========


Note 8 - Short term notes payable

The Company has the following short term notes payable outstanding at December
31:

                                                              2004         2003
                                                           ----------   ----------
China  Bank, Jing Hai Branch, various amounts due
   dates ranging between February and June 2004,
   restricted cash required ranging from 40% or 50% of
   loan amount, secured by land and buildings              $     --     $2,662,000

Farmer's Bank, various amounts due dates ranging
   between January and July 2004, restricted cash
   required of 50% of loan amount, guaranteed by the
   Company                                                  1,603,250         --


Daqiuzhuang Industrial and Commercial Bank,  various
   amounts due dates ranging between April and June
   2004, restricted cash required of 30% of loan amount,
   guaranteed by the Company                                     --        629,200

ShangHai PuFa Bank, due February 2004, restricted
   cash required of 30% of loan balance, guaranteed by
   the Company                                              1,815,000         --

China Bank, Jing Hai Branch, various amounts due
   dates ranging between  February and April 2005,
   restricted cash required  ranging from 40% or 50% of
   loan amount, secured by land and buildings               1,694,000         --

Farmer's  Bank, various  amounts due dates ranging
   between January and May 2005,  restricted cash
   required of 50% of loan amount, guaranteed by the
   Company                                                  2,057,000         --

Daqiuzhuang  Industrial and Commercial Bank, various
   amounts due dates ranging between May and June 2004,
   restricted cash required of 30% of loan amount,
   guaranteed by the Company                                  605,000         --

ShangHai PuFa Bank, due May 2005, restricted cash
   required of 30% of loan balance, guaranteed by the
   Company                                                  2,420,000         --
                                                           ----------   ----------
          Totals                                           $6,776,000   $6,709,450
                                                           ==========   ==========


Total interest expense for the years ending December 31, 2004 and 2003 on all debt amounted to $1,463,385 and $632,957, respectively.


Note 9 - Statutory reserves

The laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve.

Pursuant to the Board of Directors' resolution, the Company transferred 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distributions of any dividends to partners. The Company was not considered to be a joint venture company until June 30, 2004; therefore, the Company made no allocation to the reserve for the year ended December 31, 2003. For the year ending December 31, 2004, the Company transferred $154,794 to the surplus reserve fund which represents 10% of the current year's net income determined in accordance with PRC accounting rules and regulations.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.


Note 10 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company's revenue recognition policy. As of December 31, 2004 and 2003, customer deposits amounted to $2,009,313 and $914,160, respectively.


Note 11 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company's exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,231,780 and $862,730 in deposits due to sales representatives outstanding at December 31, 2004 and 2003, respectively.


Note 12 - Major customers

The Company has four major customers which represents approximately 40% of the Company's total sales for the year ended December 31, 2004. One customer represents approximately 20% of the total sales for the year.

Note 13 - Major Suppliers

The Company purchases approximately 80% of their raw materials from three major suppliers; each of these suppliers individually represents more than 18% of the total purchases of the Company.


Note 14 - Minority Interest

Minority interest represents the outside shareholders' 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.


Note 15 - Other income (expense)

Other income and expense for the years ended December 31 consist of the following:

                                                         2004           2003
                                                     -----------    -----------
Finance/interest expense                             $(1,572,189)   $  (638,493)
Other nonoperating income                                137,169           --
Other nonoperating expense                              (181,357)        (5,314)
                                                     -----------    -----------
Total other income (expense)                         $(1,616,377)   $  (643,807)
                                                     ===========    ===========

Note 17 - Reclassifications

Certain amounts for the year ending December 31, 2003 in the accompanying financial statements have been reclassified to conform with the 2004 presentation. These reclassifications have no effect on net income or cash flows.


Item 8. Changes and disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

Item 8A.  Controls and procedures.

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management. The Company is in the process of reviewing their internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. The Company anticipates that the review and any changes required to implement to be in compliance with Section 404 will be completed by the required time. However at this time the Company makes no representation that the Company's systems of internal control comply with Section 404 of the Sarbanes Oxley Act.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

Item 8B.  Other information
           Not applicable.

                                                              Part III

Item 9. Directors, Executive officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the Company's executive officers:
------------------ ----- ------------------------------------------ ------------
                                                                     Date of
Name                Age  Position                                    appointment
------------------ ----- ------------------------------------------ ------------
Yu, Zuo Sheng       40   Director / President and Chief Executive   10/14/04
                         Officer
                         Chairman of Board of Directors
------------------ ----- ------------------------------------------ ------------
Li, Huan Cheng      55   Director                                   3/7/05
------------------ ----- ------------------------------------------ ------------
Chen, John          33   Director / Chief financial Officer         3/7/05
------------------ ----- ------------------------------------------ ------------
Wang, Guo Dong      64   Director / Chief Technical Officer         3/7/05
------------------ ----- ------------------------------------------ ------------
Zhao, Sheng Guo     45   Director / Chief Engineer                  3/7/05
------------------ ----- ------------------------------------------ ------------
Wang, Zhi Guang     47   General Manager                            10/14/04
------------------ ----- ------------------------------------------ ------------
Han, Wen Chun       40   Plant Controller                           10/14/04
------------------ ----- ------------------------------------------ ------------
Liu, Yu Wen         32   Manager of Human Resource Department       10/14/04
------------------ ----- ------------------------------------------ ------------
Yu, Zuo Yan         38   Manager of Equipment Department            10/14/04
------------------ ----- ------------------------------------------ ------------
Yuan, Sen Tong      34   Manager of Sales Department                10/14/04
------------------ ----- ------------------------------------------ ------------
Zhang Zu Yong       39   Manager of Purchasing Department           10/14/04
------------------ ----- ------------------------------------------ ------------
Hou, Qi             34   Manager of Production Department           10/14/04
------------------ ----- ------------------------------------------ ------------

         Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. Each director's term of office is one year.

         None of the following ever occurred to any of our directors and officers.

         (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         (4) Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

         Family relationships

         Mr. Liu, Yu Wen is Mr. Yu, Zuo Sheng's brother in-law, Mr. Yu, Zuo Yan is Mr. Yu, Zuo Sheng's brother.

         Mr. Yu, Zuo Sheng, President and Chief Executive Officer, joined us in August 2000 and became a Director in August 2000. From April 1986 to February 1992, he was President of Daqiuzhuang Metal sheets Factory, Tianjin, China. From February 1992 to December 1999, he was General Manager of Sheng Da Industrial Company, Tianjin China. From November 1999 to March 2001, he was President and Chairman of Board of Directors of Sheng Da Machinery Manufactory, Tianjin, China. Since February 2001, he is President and Chairman of Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Since March 2001, he is President and Chairman of Board of Directors of Baotou Sheng Da Steel Pipe Limited, Inner Mongolia, China and Chairman of Board of Directors of Sheng Da Steel and Iron mill, Hebei province, China. Since April 2001, he is he is President and Chairman of Sheng Da Industrial Park Real Estate Development Limited. Since December 2001, Mr. Yu is President and Chairman of Beijing Shou Lun Real Estate Development Company, Beijing, China.

         Mr. Yu graduated in 1985 graduated from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received Bachelor degree from Institute of Business Management for Officers. Mr. Yu received the title of "Senior Economist" from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received a MBA degree from the Graduate School of Tianjin Party University. In April 2003, Mr. Yu, Zuo Sheng held a position as a member of China's APEC (Asia Pacific Economic Co-operation) Development Council.

         Ms. Li, Huan Cheng, director since May 2002. From December 1968 to November 1994, she was manager of Tianjin Trust Company, Tianjin, China. From January 1995 to May 2002, she was manager and CPA of Tianjin Gao Xin Valuation and Liquidation Company; Tianjin, China. In July 1982, she graduated from Tianjin Financial and Economic Institute, Tianjin, China.

         Mr. John Chen joined us in July 2003. He is the Chief Financial Officer and a Director. From August 1997 to July 2003, he was senior accountant at Moore Stephens Wurth Frazer and Torbet, LLP, Los Angeles, California, USA. He graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received B.S. degree in accounting from California State Polytechnic University, Pomona, California, USA in July 1997.

         Mr. Wang, Guo Dong joined us in May 2003. He is the Chief Technical Officer and a Director. From January 1982 to May 2003, he was professor at Northeast University, Shenyang City, Liaoning province, China. From October 1968 to October 1978, he was the engineer of Anshan Iron and Steel Company, in Anshan City, Liaoning province, China. He received a Master's Degree in Engineering from Beijing Iron and Steel Research Institute, Beijing, China, in September 1982. He also received a Bachelor's Degree in Engineering from Northeast University, Shenyang, China in September 1966.

         Mr. Zhao, Sheng Guo joined us in March 2003. He is the Chief Engineer and a Director. From June 1995 to June 2003, he was the CTO of Beijing Capital Steel Plate Mill. From March 1988 to June 1995, he was chief engineer of Beijing Capital Steel Plate Mill. From March 1983 to March 1988, he was engineer of Beijing Special Steel Metal sheet Mill. He received MBA Degree from Northeast University, Shenyang city, Liaoning province, China, in August 2001. He graduated from Beijing Steel Institute in Beijing, China in 1982.

         Mr. Wang Zhi Guang joined us in February 2000. He is the General Manager of Daqiuzhuang Metal Sheet Co., Ltd. From January 1994 to February 2000, he was the Executive Vice President of Inner Mongolia Trust and Investment Company in Inner Mongolia. He received Bachelor Degree of Engineering in Taiyuan Heavy Machinery Institute in Taiyuan city, Shanxi province, in September 1976.

         Mr. Han, Wen Chun joined us in October 2000. He is the plant controller. From June 1989 to October 2000, he was the manager of Accounting Department of Sheng Da Industrial Company.

         Mr. Liu, Yu Wen joined us in August 2000. He is the head of the Human Resources Department. From October 1991 to August 2000, he was office manager of Daqiuzhuang Metal Sheet Company, Daqiuzhuang, Tianjin, China. Since August 2000, he is office manager of Daqiuzhang Metal Sheet Company Limited. In July 1991, he graduated from Jinghai Adult High School, Tianjin, China. He is brother in-law of Mr. Yu, Zuo Sheng.

         Mr. Yu, Zuo Yan joined us in May, 2000. He is the manager of the equipment department. From July 1989 to May 2000, he was manager of steel pipe workshop of Daqiuzhuang Steel Pipe Company. From August 1986 to May 1989, he was the technician of Daqiuzhuang Steel Pipe Company. He graduated from Tianjin Polytechnic Institute in August 1986. He is brother of Mr. Yu, Zuo Sheng.

         Mr. Yuan, Sen Tong joined us in August 2000. He is the manager of our Sales Department. From February 1995 to August 2000, he was general manager of Metal Material Trading Company of Wan Quan Group.

         Mr. Zhang, Zu Yong joined us in 1995. He is the head of the Purchasing Department. From March 1990 to July 1995, he was the head of sales department of Jin Mei Group in Tianjin, China.

         Mr. Hou, Qi joined us in February 2001. He is the manager of the Production Department since October 2001. From February 2001 to October 2001, he was the assistant production manager of Daqiuzhuang Metal Sheet Co., Ltd. From September 1992 to February 1998, he was assistant production manager of Baotou Agricultural Vehicles Manufactory. In September 1992, he received BS degree from Agriculture University of Inner Mongolia, China.

      Officers are appointed annually by the Board of Directors.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a required class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers', directors and greater than 10% beneficial owners were complied with during the fiscal year ended December 31, 2004.

Code of Ethics

         Our board of directors adopted a code of ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. The code of ethics will establish standards and guidelines to assist our directors, officers and employees in complying with both our corporate policies and with the law. It has been posted on our website: http://www.generalsteelinc.com.

Item 10.  Executive compensation

         The following table sets forth certain information concerning the compensation paid to our chief executive officer and our two other most highly compensated executive officers:

---------------------------------------- ---------------------------------------
Name and position                        Annual Compensation
---------------------------------------- ---------------------------------------
Yu, Zuo Sheng                            RMB 1,200,000
Chief Executive officer                  (approximately USD 144,578)
---------------------------------------- ---------------------------------------

John Chen                                RMB 120,000
Chief Financial Officer                  (approximately USD 14,458)
---------------------------------------- ---------------------------------------

Wang Zhiguang                            RMB 60,000
General Manager                          (approximately USD 7,228)
---------------------------------------- ---------------------------------------


Item 11. Security ownership of certain beneficial owners and management and related stockholders matters.

         The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2005, by:

         Each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

         o        Each director;

         o Each of our chief executive officer and our other two most highly compensated executive officers; and

         o        All executive officers and directors as a group.

         The number of shares beneficially owned and the percent of shares outstanding are based on 31,250,000 shares outstanding as of December 31, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name                    Position Held           Shares Owned        Percentage

Yu, Zuo Sheng           Presicent and CEO       23,929,500          76.5%


Exhibit 12.  Certain Relationships and Related Transactions.

Other payable

         The Company has short term loan to Golden Glister Holdings Limited $990,000 which has been recorded as other payable-related party on the accompanying financial statements. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which the President Yu, Zuo Sheng is the majority shareholder. This amount was loaned to General Steel Investment Co., Ltd for business operations. This amount is short-term and no interest is being charged on this amount.

Item 13. Exhibits.

Exhibit No.       Description
-----------       -----------

31.1              Certification of the Principal  Executive  Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification   of  the  Principal  Chief  Financial   Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Principal Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal accounting fees and services

(a) Audit Fees

         Our principal accountant, Moore Stephens Wurth Frazer & Torbet, LLP ("Moore Stephens"), billed us aggregate fees in the amount of approximately $ 210,000 for the fiscal years ended December 31, 2004 and December 31, 2003. These amounts were billed for professional services that Moore Stephens provided for the audit of our annual financial statements, review of the financial statements included in our Form 8-K filed earlier this year, review of our securities offerings and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b) Audit-Related Fees

         Moore Stephens billed us aggregate fees in the amount of approximately $ 0 for the fiscal years ended December 31, 2004 and December 31, 2003, and for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees

         Moore Stephens billed us aggregate fees in the amount of approximately $ 0 for the fiscal years ended December 31, 2004 and December 31, 2003, and for tax compliance, tax advice, and tax planning.

(d) All Other Fees

         Moore Stephens billed us aggregate fees in the amount of approximately $ 0 for the fiscal years ended December 31, 2004 and December 31, 2003, and for all other fees.

(e) Audit Committee's Pre-Approval

         Section 10A(i) of the Securities Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the audit committee of the board of directors, or unless the services meet certain de minimis standards. In the fiscal years ended December 31, 2004 and December 31, 2003, Moore Stephens has not performed for us any services not considered to be "audit services."

         The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

                  Percentage of total fees paid to Moore Stephens

--------------------------------------------------------------------------------
                         Fiscal Year December 2003     Fiscal Year December 2004
--------------------------------------------------------------------------------
Audit fees                         100%                          100%
Audit-related fees                   0%                            0%
Tax fees                             0%                            0%
All other fees                       0%                            0%

Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: March 31, 2005                        /s/ Zuo Sheng Yu
                                           -------------------------------------
                                           Zuo Sheng Yu
                                           Chief Executive Officer and President



                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: March 31, 2005                        /s/ John Chen
                                           -------------------------------------
                                           John Chen
                                           Director and Chief Financial Officer