Form 10KSB/A
period 2004-12-31
GENERAL STEEL HOLDINGS INC
filed 2005-04-11
CIK 1239188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)

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

The following documents are incorporated by reference to this annual report of form 10-KSB: Current report on Form 8-K/A filed with the SEC on October 19, 2004, current report on Form 8-K/A filed with the SEC on December 16, 2004, and Current report on Form 8-K filed with the SEC on December 28, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Purpose of Amendment No. 1

This amendment on Form 10-KSB/A amends the Annual Report on Form 10-KSB previously filed by the Registrant on March 31, 2005 for the fiscal year ended December 31, 2004. The purpose of this amendment is solely to correct typographical errors in the financials statements presented in Item 7. This Form 10-KSB/A does not reflect events occurring after the date of filing of the original Form 10-KSB, or amend or update the other disclosures therein.

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

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Moore Stephens Wurth Frazer and Torbet, LLP
Certified Public Accountants

February 26, 2005
Walnut, California



To The Board of Directors
General Steel Holdings, Inc.
(Formerly known as American Construction Company)


                       Consent of Independent Accountants
                          General Steel Holdings, Inc.
                (Formerly known as American Construction Company)
                          Audited Financial Statements
                           December 31, 2004 and 2003


We consent to the incorporation in the Annual Report of General Steel Holdings, Inc. on Form 10-KSB/A of our report dated February 26, 2005, on our audits of the consolidated financial statements of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2004 and 2003 and for the years then ended, which our reports are incorporated in the Form 10-KSB/A.





/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Walnut, California
April 11, 2005


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)


                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003
                                     ASSETS
                                                                     2004           2003
                                                                 ------------   ------------
CURRENT ASSETS:
  Cash                                                           $  5,547,810   $  1,606,704
  Restricted cash                                                   3,597,480      2,096,370
  Accounts receivable, net of allowance for doubtful accounts
    of $1,371 as of December 31, 2004 and December 31, 2003           523,398        455,641
  Notes receivable                                                    374,955      1,188,854
  Other receivables                                                   214,905        328,271
  Other receivables - related parties
                                                                         --          459,800
  Inventories                                                      12,826,561      4,801,915
  Advances on inventory purchases - related parties                      --        1,021,824
  Advances on inventory purchases                                  13,469,984      7,831,480
  Short-term investment                                                36,300         12,100
                                                                 ------------   ------------
    Total current assets                                           36,591,393     19,802,959
                                                                 ------------   ------------

PLANT AND EQUIPMENT, net                                           14,100,324     15,064,160
                                                                 ------------   ------------

OTHER ASSETS:
  Intangible assets - land use right, net of accumulated
     amortization                                                   2,277,279      2,564,369
                                                                 ------------   ------------

      Total assets                                               $ 52,968,996   $ 37,431,488
                                                                 ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    293,348   $  1,378,484
  Short term loans - bank                                          25,748,800     13,806,100
  Short term notes payable                                          6,776,000      6,709,450
  Other payables                                                      400,110        208,308
  Other payable - related party                                     1,011,012           --
  Accrued liabilities                                                 393,532         60,656
  Customer deposits                                                 2,009,313        914,160
Deposits due to sales representatives                               1,231,780        862,730
  Taxes payable                                                     1,879,615      1,655,842
                                                                 ------------   ------------
    Total current liabilities                                      39,743,510     25,595,730
                                                                 ------------   ------------

MINORITY INTEREST                                                   4,015,108      3,550,728
                                                                 ------------   ------------

SHAREHOLDERS' EQUITY:
  Common Stock, $.001 par value, 75,000,000 shares authorized,
    31,250,000 shares issued and outstanding in 2004 and
    10,000 shares issued and outstanding in 2003                       31,250         10,000
  Paid-in-capital                                                   6,871,358      6,892,258
  Retained earnings                                                 2,152,976      1,392,772
  Statutory reserves                                                  154,794           --
  Stock receivable                                                       --          (10,000)
                                                                 ------------   ------------
    Total shareholders' equity                                      9,210,378      8,285,030
                                                                 ------------   ------------
      Total liabilities and shareholders' equity                 $ 52,968,996   $ 37,431,488
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
                                   ===========    ===========    ===========    ===========


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES


                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                 2004            2003
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $    914,998    $  1,090,693
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
   Minority Interest                                              464,380         467,440
   Depreciation                                                   968,332         916,003
   Amortization                                                   287,090          96,800
   Loss on disposal of equipment                                   22,947            --
   Stock issued for services                                          175            --
  (Increase) decrease in assets:
   Accounts receivable                                            (67,757)      1,100,324
   Other receivables                                              113,366       2,190,150
   Other receivables-related parties                              459,800            --
   Inventories                                                 (8,024,646)       (709,723)
   Purchase deposits-related party                              1,021,824       3,237,005
   Deposits                                                    (5,638,504)     (6,321,289)
  Increase (decrease) in liabilities:
   Accounts payable                                            (1,085,136)        943,579
   Other payables                                                 191,802            --
   Other payables-related party                                 1,011,012      (1,414,526)
   Accrued liabilities                                            332,876      (1,086,810)
   Customer deposits                                            1,095,153      (1,700,867)
   Deposits due to sales representatives                          369,050        (364,210)
   Taxes payable                                                  223,773         765,098
                                                             ------------    ------------
    Net cash used in operating activities                      (7,339,465)       (790,333)
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) decrease in notes receivable                          813,899      (1,188,854)
 Increase in short term investment                                (24,200)           --
 Equipment purchases                                             (253,426)     (2,681,103)
 Proceeds from sales of equipment                                 226,158            --
 Increase in land use right                                          --        (1,902,902)
                                                             ------------    ------------
    Net cash provided by (used in) investing activities           762,431      (5,772,859)
                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings,  net of payments on short term loans -
 bank                                                          11,942,700       3,182,300
 Borrowings, net of payments on short term notes payable           66,550       2,191,310
 Decrease in stock receivable                                      10,000            --
                                                             ------------    ------------
    Net cash provided by financing activities                  12,019,250       5,373,610
                                                             ------------    ------------

INCREASE (DECREASE) IN CASH                                     5,442,216      (1,189,582)

CASH, beginning of year                                         3,703,074       4,892,656
                                                             ------------    ------------

CASH, end of year                                            $  9,145,290    $  3,703,074
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
                                                                    ===========   ===========


Note 8 - Short term notes payable

The Company has the following short term notes payable outstanding at December
31:

                                                              2004         2003
                                                           ----------   ----------
China  Bank, Jing Hai Branch, various amounts due
   dates ranging between February and June 2004,
   restricted cash required ranging from 40% or 50% of
   loan amount, secured by land and buildings              $     --     $2,662,000

Farmer's Bank, various amounts due dates ranging
   between January and July 2004, restricted cash
   required of 50% of loan amount, guaranteed by the
   Company                                                       --      1,603,250


Daqiuzhuang Industrial and Commercial Bank,  various
   amounts due dates ranging between April and June
   2004, restricted cash required of 30% of loan amount,
   guaranteed by the Company                                     --        629,200

ShangHai PuFa Bank, due February 2004, restricted
   cash required of 30% of loan balance, guaranteed by
   the Company                                                   --      1,815,000

China Bank, Jing Hai Branch, various amounts due
   dates ranging between  February and April 2005,
   restricted cash required  ranging from 40% or 50% of
   loan amount, secured by land and buildings               1,694,000         --

Farmer's  Bank, various  amounts due dates ranging
   between January and May 2005,  restricted cash
   required of 50% of loan amount, guaranteed by the
   Company                                                  2,057,000         --

Daqiuzhuang  Industrial and Commercial Bank, various
   amounts due dates ranging between May and June 2004,
   restricted cash required of 30% of loan amount,
   guaranteed by the Company                                  605,000         --

ShangHai PuFa Bank, due May 2005, restricted cash
   required of 30% of loan balance, guaranteed by the
   Company                                                  2,420,000         --
                                                           ----------   ----------
          Totals                                           $6,776,000   $6,709,450
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

(a)      Exhibits

Exhibit No.       Description
-----------       -----------

31.1              Certification of the Principal  Executive  Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification   of  the  Principal  Chief  Financial   Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification  of  Principal  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of Principal Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

1. Current report on Form 8-K/A filed with the SEC on October 19, 2004

         In this report we disclosed that the Registrant, Northwest Steel Company, a Nevada corporation ("Merger Sub") and General Steel Investment Co., Ltd., a British Virgin Islands limited liability corporation, as the parent and management company of Tianjin Da Qiu Zuang Sheet Metal Co., Ltd., a People's Republic of China, limited liability corporation ("DQ"), both privately-held corporations, entered into an Agreement and Plan of Merger (the "Agreement")pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired General Steel, and its 70% ownership in its subsidiary DQ in exchange for shares of the Registrant's common stock, of which 22,040,000 shares are a new issuance by ACC, and 7,960,000 shares are from certain shareholders of ACC, which in aggregate, constituted 96% of the total issued and outstanding shares of the Registrant. Under the terms of the Agreement, General Steel Investment Co., Ltd. remained a subsidiary of the Registrant. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

2. Current report on Form 8-K/A filed with the SEC on December 16, 2004

         In this report we disclosed that effective on November 8, 2004, Kabani & Company, Inc. was dismissed as the independent accountant engaged to audit the financial statements of the Registrant and that the Registrant had engaged MOORE STEPHENS WURTH FRAZER AND TORBET, LLP, as the new principal accountant to audit its financial statements.

3. Current report on Form 8-K filed with the SEC on December 28, 2004

         In this report we disclosed the financial statements of General Steel Investment Co., Ltd. and certain pro forma financial information for General Steel, consistent with our current report on Form 8-K/A filed with the SEC on October 19, 2004 wherein we disclosed we had had entered into an Agreement and Plan of Merger dated as October 14, 2004, with General Steel Investment Co., Ltd., a British Virgin Islands limited liability corporation, as the parent and management company of Tianjin Da Qiu Zhuang Metal Sheet Co., Ltd., a People's Republic of China limited liability corporation ("DQ"), both privately-held corporations.

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


                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: April 11, 2005                        /s/ Zuo Sheng Yu
                                           -------------------------------------
                                           Zuo Sheng Yu
                                           Chief Executive Officer and President



                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: April 11, 2005                        /s/ John Chen
                                           -------------------------------------
                                           John Chen
                                           Director and Chief Financial Officer