Form 10QSB
period 2005-03-31
GENERAL STEEL HOLDINGS INC
filed 2005-05-16
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2005.

(X) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________


                          GENERAL STEEL HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

              NEVADA                                     412079252
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        10th Floor, Building A, Haitong Plaza, No.3 Nanlishi Ave. 100037
                                Xicheng District
                                 Beijing, China
               (Address of Principal Executive Offices) (Zip Code)

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

The number of shares of Common Stock outstanding on May 16, 2005 was 32,250,000.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

         Certain financial information included in this annual report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For purposes of this annual report, a conversion rate of US$1.00 to RMB 8.26 was utilized. There is no assurance that RMB amounts could have been or could be converted into US dollars at that rate.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

                                     ASSETS

                                                                           March 31,    December 31,
                                                                             2005           2004
                                                                         ------------   ------------
                                                                          (Unaudited)     (Audited)
                                                                         ------------   ------------
CURRENT ASSETS:
   Cash                                                                  $  9,448,120   $  5,547,810
   Restricted cash                                                          2,996,059      3,597,480
   Accounts receivable, net of allowance for doubtful accounts of $0
       and $1,371 as of March 31, 2005 and December 31, 2004                  383,719        523,398
   Notes receivables                                                        5,835,725        374,955
   Other receivables                                                          143,063        214,905
   Inventories                                                             13,407,615     12,826,561
   Advances on inventory purchases                                         11,047,457     13,469,984
   Short-term investment                                                       36,300         36,300
                                                                         ------------   ------------
       Total current assets                                                43,298,058     36,591,393
                                                                         ------------   ------------

PLANT AND EQUIPMENT, net                                                   13,825,685     14,100,324
                                                                         ------------   ------------

OTHER ASSETS:
   Intangible assets - land use right, net of accumulated amortization      2,205,506      2,277,279
                                                                         ------------   ------------

       Total assets                                                      $ 59,329,249   $ 52,968,996
                                                                         ============   ============

                      LIABILITIESAND SHARE HOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $     82,454   $    293,348
   Short term loans - bank                                                 27,442,800     25,748,800
   Short term notes payable                                                 6,171,000      6,776,000
   Other payables                                                             716,700        400,110
   Other payable - related party                                              191,646      1,011,012
   Accrued liabilities                                                        265,553        393,532
   Customer deposits                                                        7,861,245      2,009,313
   Deposits due to sales representatives                                    1,291,070      1,231,780
   Taxes payable                                                            1,575,031      1,879,615
                                                                         ------------   ------------
       Total current liabilities                                           45,597,499     39,743,510
                                                                         ------------   ------------

MINORITY INTEREST                                                           4,214,928      4,015,108
                                                                         ------------   ------------

SHAREHOLDERS' EQUITY:
   Common Stock, $0.01 par value, 75,000,000 shares authorized,
       31,250,000 shares issued and outstanding                                31,250         31,250
   Paid-in-capital                                                          6,871,358      6,871,358
   Retained earnings                                                        2,459,420      2,152,976
   Statutory reserves                                                         154,794        154,794
                                                                         ------------   ------------
       Total shareholders' equity                                           9,516,822      9,210,378
                                                                         ------------   ------------
            Total liabilities and shareholders' equity                   $ 59,329,249   $ 52,968,996
                                                                         ============   ============



The accompanying notes are an integral part of these statements.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004





                                                       2005            2004
                                                   ------------    ------------
                                                    (Unaudited)     (Unaudited)
                                                   ------------    ------------
REVENUES                                           $ 20,698,733    $ 14,263,117

COST OF SALES                                        18,828,552      13,169,982
                                                   ------------    ------------

GROSS PROFIT                                          1,870,181       1,093,135

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES           653,471         415,072
                                                   ------------    ------------

INCOME FROM OPERATIONS                                1,216,710         678,063

OTHER INCOME (EXPENSE), NET                            (415,746)       (304,057)
                                                   ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                800,964         374,006
    AND MINORITY INTEREST

PROVISION FOR INCOME TAXES                              294,701         153,674
                                                   ------------    ------------

NET INCOME BEFORE MINORITY INTEREST                     506,263         220,332

LESS MINORITY INTEREST                                  199,819          66,100
                                                   ------------    ------------

NET INCOME                                              306,444         154,232

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment                --              --
                                                   ------------    ------------

COMPREHENSIVE INCOME                               $    306,444    $    154,232
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                    31,250,000      31,215,000
                                                   ============    ============

EARNING PER SHARE, BASIC AND DILUTED               $      0.010    $      0.005
                                                   ============    ============



The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004



                                                 Number           Common         Paid-in         Statutory
                                               of shares          stock          capital         reserves
                                             -------------    -------------    -------------   -------------
BALANCE, January 1, 2004 restated in            31,215,000    $      31,215    $   6,871,218   $        --
  in accordance with acquisition agreement
  Net income                                          --               --               --              --
                                             -------------    -------------    -------------   -------------
BALANCE, March 31, 2004                         31,215,000           31,215        6,871,218            --

   Net income                                         --               --               --              --
   Adjustment to statutory reserve                    --               --               --           154,794
   Cash received                                      --               --               --              --
   Stock issued for services                        35,000               35              140            --
                                             -------------    -------------    -------------   -------------
BALANCE, December 31, 2004                      31,250,000    $      31,250    $   6,871,358   $     154,794

  Net income                                          --               --               --              --
                                             -------------    -------------    -------------   -------------
BALANCE, March 31, 2005                         31,250,000    $      31,250    $   6,871,358   $     154,794
                                             =============    =============    =============   =============

                                                                                Accumulated
                                                                                   other
                                               Retained          Stock         comprehensive
                                               earnings         receivable     income (loss)      Totals
                                             -------------    -------------    -------------   -------------

BALANCE, January 1, 2004 restated in         $   1,392,772    $     (10,000)   $        --     $   8,285,205
  in accordance with acquisition agreement
  Net income                                       154,232             --               --           154,232
                                             -------------    -------------    -------------   -------------
BALANCE, March 31, 2004                          1,547,004          (10,000)            --         8,439,437

   Net income                                      760,766             --               --           760,766
   Adjustment to statutory reserve                (154,794)            --               --              --
   Cash received                                      --             10,000             --            10,000
   Stock issued for services                          --               --               --               175
                                             -------------    -------------    -------------   -------------
BALANCE, December 31, 2004                   $   2,152,976    $        --      $        --     $   9,210,378

  Net income                                       306,444             --               --           306,444
                                             -------------    -------------    -------------   -------------
BALANCE, March 31, 2005                      $   2,459,420    $        --      $        --     $   9,516,822
                                             =============    =============    =============   =============


The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                    2005            2004
                                                                ------------    ------------
                                                                 (Unaudited)     (Unaudited)
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                  $    306,444    $    154,232
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Minority Interest                                            199,819          66,100
        Depreciation                                                 308,289         232,522
        Amortization                                                  71,773          24,200
        Loss on disposal of equipment                                (21,186)        (50,818)
      (Increase) decrease in assets:
        Accounts receivable                                          139,679      (1,821,477)
        Other receivables                                             71,842        (801,059)
        Other receivables - related parties                             --           459,800
        Inventories                                                 (581,054)     (2,433,945)
        Advances on inventory purchases                            2,422,527      (4,935,806)
        Advances on inventory purchases - related party                 --         1,021,824
      Increase (decrease) in liabilities:
        Accounts payable                                            (210,894)      1,711,246
        Other payables                                               316,590       1,427,721
        Other payable - related party                               (819,366)           --
        Accrued liabilities                                         (127,979)       (108,753)
        Customer deposit                                           5,851,932       2,188,417
        Deposits due to sales representatives                         59,290         (56,870)
        Taxes payable                                               (304,584)         25,712
                                                                ------------    ------------
          Net cash (used in) provided by operating activities      7,683,122      (2,896,954)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in notes receivable                       (5,460,770)       (933,757)
    Increase in short term investment                                   --            24,200
    Purchase of equipment                                            (12,463)        (30,587)
                                                                ------------    ------------
          Net cash used in investing activities                   (5,473,233)       (940,144)
                                                                ------------    ------------

CASH FLOWS FINANCING ACTIVITIES:
    Borrowings, net of payments on short term loans - bank         1,694,000       2,420,000
    Payments, net of borrowings on short term notes payable         (605,000)      8,923,750
                                                                ------------    ------------
          Net cash provided by financing activities                1,089,000      11,343,750
                                                                ------------    ------------

INCREASE IN CASH                                                   3,298,889       7,506,652

CASH, beginning of period                                          9,145,290       3,703,074
                                                                ------------    ------------

CASH, end of period                                             $ 12,444,179    $ 11,209,726
                                                                ============    ============


The accompanying notes are an integral part of these statements.

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

On May 16, 2004, Company agreed to purchase Yang Pu's 70% equity interest in Daqiuzhuang Metal for the amount of RMB55.45 million or approximately $6,709,450. The entire purchase price is to be paid within one year of the new business license being issued which is June 25, 2004. Due to the common ownership by Mr. Yu Zuo Sheng in both General Steel Investment Co., Ltd and Yang Pu Capital Automotive Investment Limited, the Company's board of directors by board resolution dated May 16, 2004 has instructed Mr. Yu Zuo Sheng as the 99.9% shareholder of General Steel on behalf of the Company to remit the total purchase price to Yang Pu from his personal funds. Mr. Yu Zuo Sheng will receive no compensation for completing this transaction nor will General Steel reimburse Mr. Yu Zuo Sheng for the $6,709,450. As of December 31, 2004, Mr. Yu Zuo Sheng has paid the entire purchase price to Yang Pu. Because the entities have essentially the same owner, Mr. Yu Zuo Sheng and the entities are under common control, the transfer of ownership is accounted for at historical costs under guidance of SFAS No. 141. The Company received a new business license certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004.

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

Note 2 - Summary of significant accounting policies

Basis of presentation
---------------------

The consolidated financial statements of General Steel Holdings, Inc. reflect the activities of the following subsidiaries:

                                                                     Pecentage
                         Subsidiary                                 Of Ownership
------------------------------------------------------------------  ------------
General Steel Investment Co., Ltd.          British Virgin Islands     100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd    P.R.C.                      70.0%


The consolidated financial statements have been presented as if the Agreement and Plan of Merger of the subsidiary occurred during the year of 2003 due to common management and ownership.

The consolidated financial statements generally reflect only the activities of Tianjin Daqiuzhuang Metal Sheet Co., Ltd at its historical cost since American Construction Company and General Steel Investment Co., Ltd had no material activities for the three months ended March 2004.

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

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the three months ended March 31, 2005 and 2004 amounted to $308,289 and $232,522, respectively. Estimated useful lives of the assets are as follows:

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2005, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:


                                  March 31,    December 31,
                                    2005           2004
                                ------------   ------------
                                  Unaudited      Audited
                                ------------   ------------
Buildings and improvements      $  5,089,350   $  5,089,350
Transportation equipment             235,995        240,847
Machinery                         12,307,160     12,294,697
                                ------------   ------------
              Totals              17,632,505     17,624,894
Less accumulated depreciation      3,806,821      3,524,570
                                ------------   ------------
              Totals            $ 13,825,684   $ 14,100,324
                                ============   ============

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

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at March 31, 2005 and December 31, 2004, amounted to $12,506,729 and $9,256,618, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash
---------------

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,996,059 and $3,597,480 as of March 31, 2005 and December 31, 2004,
respectively.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in first-out basis and consist of the following:


                           March 31,    December 31,
                             2005           2004
                         ------------   ------------
                           Unaudited      Audited
                         ------------   ------------
Raw materials            $  8,466,708   $  9,123,814
Finished goods              4,940,907      3,702,747
                         ------------   ------------
Totals                   $ 13,407,615   $ 12,826,561
                         ============   ============

Inventories consist of raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembly and delivery are also included in the cost of inventory. No work in process inventory existed at March 31, 2005, and December 31, 2004, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count.

-----------------------

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of March 31, 2005 and December 31, 2004, the Company has determined that no reserves are necessary.

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

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company has acquired land use rights during the years ending in 2000 and 2003 for a total amount of $2,870,902. The Company has the right to use this land for 50 years. As of March 31, 2005 and December 31, 2004, accumulated amortization amounted to $665,396 and $593,623. The cost of the rights is being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2005, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended March 31, 2005 and 2004, amounted to $71,773 and $24,200 respectively.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2005 and December 31, 2004.

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

The provision for income taxes at March 31 consisted of the following:


                                                  2005         2004
                                               Unaudited     Unaudited
                                              -----------   -----------
Provision for China Income Tax                $   265,231   $   138,307
Provision for China Local Tax                      29,470        15,367
                                              -----------   -----------
      Total provision for income taxes        $   294,701   $   153,674
                                              ===========   ===========

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended March 31:

                                                 2005         2004
                                              ----------   ----------
U.S. Statutory rates                                34.0%        34.0%
Foreign income not recoginized in USA              (34.0)       (34.0)
China income taxes                                  33.0         33.0
                                              ----------   ----------
      Total provision for income taxes              33.0%        33.0%
                                              ==========   ==========


The Company's subsidiary, Daqiuzhuang Metal Sheet Co., Ltd became a Chinese Sino-foreign equity joint venture at the time of the merger on October 14, 2004. Daqiuzhuang Metal Sheet Co., Ltd should be now taxed under the Income Tax Law of the People's Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). The Income Tax Law for Enterprises with Foreign Investments and Foreign Enterprises states. "Any enterprise with foreign investments of a production nature scheduled to operate for a period of not less than ten years shall, upon examination and verification by the tax authorities in the year the company begins to make a profit, will be exempted from income taxes in the first and second years and allowed a fifty percent reduction in the standard tax rates in the third to fifth years." Accordingly, the Company is in the process of applying for this tax benefit from the local Chinese tax authority.

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

Note 3 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X.

Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its Annual Report on Form 10-KSB dated March 30, 2005.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, and the results of operations, changes in shareholders' equity and cash flows for the three months ended March 31,2005 and 2004. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Note 4 - Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The weighted average number of shares used to calculate EPS for the three months ended March 31, 2005 (31,250,000) and 2004 (31,215,000)
reflect only the additional shares issue from the merger acquisition on October 14,2004 retroactively starting January 1, 2003.

Note 5 - Supplemental disclosure of cash flow information

Interest paid amounted to $440,221 and $298,996 for the three months ended March 31, 2005 and 2004, respectively.

Income tax payments amounted to $485,615 and $36,866 for the three months ended March 31, 2005 and 2004, respectively.


Note 6 - Notes receivable

This amount represents trade accounts receivable due from various customers where the customers' bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer's bank earlier than the scheduled payment date. However the Company will incur an interest charge and a processing fee when they submit a payment request early. The Company had $5,835,725 and $374,955 outstanding as of March 31, 2005 and December 31, 2004, respectively.

Note 7 - Other payable - related party

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The company had $180,000 and $990,000 outstanding on this loan as of March 31, 2005 and December 31, 2004, respectively. This amount is short-term and is non interest bearing.

Note 8 - Advances on inventory purchases

Advances on inventory purchases including the related party purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company's vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $11,047,457 and $13,469,984 as of March 31, 2005 and December 31, 2004, respectively.


Note 9 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $27,442,800 and $25,748,800 short term bank loans with various banks as of March 31, 2005 and December 31 2004, respectively.


                                                                    March 31,    December 31,
                                                                      2005           2004
                                                                  ------------   ------------
                                                                    Unaudited      Audited
                                                                  ------------   ------------
Loans from China Bank, JingHai Branch, due August, 2005
   Monthly interest only at 6.372 per annum, secured by
   equipment and property                                         $  1,185,800   $  1,185,800

Loans from Agriculture Bank, DaQiuZhuang Branch, due
   various dates from May, 2005 to March, 2006
   Monthly interest only payments in 2005 ranging from
   from 6.648% to 7.56% per annum, guaranteed by an
   unrelated third party and secured by property and equipment      10,527,000     10,648,000

Loan from Construction Bank of China, JinHai Branch, due August
   22, 2005.  Monthly interst only payment at 6.225% per
   annum, secured by properties                                      1,089,000      1,089,000

Loans  from ShangHai PuFa Bank, due various dates from
   July, 2005 to March, 2006, Monthly interest only
   payments ranging from 5.31% to 6.696% per month,
   guaranteed by an unrelated third party                            6,050,000      6,050,000

Loans from China Merchant Bank, due various dates from
   June, 2005 to September, 2005, Quarterly interest only
   payments, annual interest rate of 5.0445% to 5.4810%,
   guaranteed by an unrelated third party                            7,865,000      6,050,000

Loan from Construction Bank of China, due August 22, 2005
   Monthly interest only payment at 8.1576 per annum,
   guaranteed by an unrelated third party                              726,000        726,000
                                                                  ------------   ------------
                    Totals                                        $ 27,442,800   $ 25,748,800
                                                                  ============   ============


Note 10 - Short term notes payable

The Company has the following short term notes payable outstanding as for March 31, 2005 and December 31, 2004:


                                                            March 31,    December 31,
                                                              2005           2004
                                                          ------------   ------------
                                                            Unaudited      Audited
                                                          ------------   ------------
China Bank, Jing Hai Branch, various amounts, due dates
   ranging between April to September 2005, restricted
   cash required 50%, guaranteed by the company           $  1,694,000   $  1,694,000

Agricultural Bank of China, various amounts, due dates
   ranging between April and July 2005,
   restricted cash required of 50% of loan amount,
   guaranteed by the Company                                 1,452,000      2,057,000

Daqiuzhuang Industrial and Commercial Bank,
  various amounts, due dates ranging between May
   to June 2005, restricted cash required of 30%
   of loan amount, guaranteed by the Company                   605,000        605,000

ShangHai PuFa Bank, due May 2005, restricted
   cash required of 50% of loan balance, guaranteed
   by the Company                                            2,420,000      2,420,000
                                                          ------------   ------------
          Totals                                          $  6,171,000   $  6,776,000
                                                          ============   ============


Total interest expense for the three months ending March 31, 2005 and 2004 on all debt amounted to $440,221 and $298,996, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company's revenue recognition policy. As of March 31, 2005 and December 31, 2004, customer deposits amounted to $7,861,245 and $2,009,313, respectively.

Note 12 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company's exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,291,070 and $1,231,780 in deposits due to sales representatives outstanding as of March 31, 2005 and December 31, 2004, respectively.


Note 13 - Major customers and suppliers

The Company has 5 major customers which represent approximately 43% and 51% of the Company's total sales for the three months ended March 31, 2005 and 2004, respectively.

For the three months ended March 31, 2005 and 2004, the Company purchases approximately 90% and 80%, respectively, of their raw materials from four major suppliers; each of these suppliers individually represents as follows:

                          2005                     2004
Suppliers         % to total purchase      % to total purchase
---------         -------------------      -------------------
   A                      37%                      40%
   B                      34%                      18%
   C                      12%                      16%
   D                       7%                       6%

Note 14 - Minority Interest

Minority interest represents the outside shareholders' 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 15 - Other income (expense)

Other income and expense for the three months ended March 31 consist of the following:

                                            2005           2004
                                         Unaudited      Unaudited
                                        -----------    -----------
Finance/interest expense                $  (441,659)   $  (301,227)
Interest income                              17,427           --
Other nonoperating income                    11,551           --
Other nonoperating expense                   (3,065)        (2,830)
                                        -----------    -----------
Total other income (expense)            $  (415,746)   $  (304,057)
                                        ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

Forward Looking Statements - Cautionary Factors

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes hereto appearing else where in this report. This report on Form 10-QSB and documents incorporated herein by reference contain certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as "anticipates," "believes," "intends," "plans," "expects," "seeks," "scheduled," "foreseeable future" and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in "Management Discussion and Analysis" and elsewhere herein.

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with and our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-QSB.

Overview

Following the acquisition of ownership in General Steel Investment Co.,Ltd., the Company has shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit of the Company, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "DQ") started its operation in 1988. DQ's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles and in other specialty markets.

DQ uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to
2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for the Company's products.

Since 1998, DQ has expanded its operations to six production lines processing 250,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 40% market share of all steel sheets used in the production of agricultural vehicles in China. The Company plans to continue to expand its hot-rolled steel sheet production capacity and to enter into new contracts with vehicle manufacturers and other customers.

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

Results of Operations

The results of operations of the Company are largely dependent on the level of general economic activity in China. As indicated in the overview section, economic forecasts indicate a continued fast pace growth in China in 2005. As a result, the consumption of our steel products is expected to remain at a high level. The Company's sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. The Company's cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

Net sales and gross profit

Net sales for the three months ended March 31, 2005 were $20,698,733 compared to $14,263,117 for the same period in 2004, representing a 45% increase. Shipments in the first three months of 2005 climbed 33% to 41,421 tons from 31,140 tons due to overall increase in productivity and market demand. Average selling price per ton including sale of scrap has increased to $491 from $458 as a combined result of good market demand and change in the mix of products sold with increasing sales volume of silicon steel. In summary, the main reasons for the increase in sales revenue is due to an increase in selling price and an increase in demand for steel products due to the good market conditions.

Gross profit for the three months ended March 31, 2005 was $1,870,181, an increase of 71% or $777,046 from $1,093,135 for the same period last year. This increase in gross profit is mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price. Acknowledging the 71% price hike of the imported iron ore, the buyers in the Chinese steel market react by stocking up their inventories to prevent paying even more in the future. As a result, our profit margin enjoyed a big increase in the first quarter of 2005. However, the management does not expect this increase to be repeated in the second quarter of 2005.

Cost of sales

Overall cost of sales went up to $18,828,552 for the three months ended March 31, 2005 from $13,169,982 for the same period in 2004. The increase is the combined effect of both increases in production volume and raw material price.

However, cost of sales as a percent of sales decreased from 92.33% to 91.00% due primarily to the rising selling price for the three months ended March 31, 2005 compared to the same period in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $653,471 for the three months ended March 31, 2005. It represented a 57% increase from $415,072 for the same period in 2004. A large component of the increase came from the legal and accounting and public relations charges for the public listed company.

Other income (expense)

Other income (expense) in the three months ended March 31, 2005 consisted mainly of finance charges and interest income. Interest expense was $441,659for the three months ended March 31, 2005, a $140,432 increase from the same period in 2004. Outstanding bank loans increased to $27,442,800 from $25,748,800 as of March 31, 2005 and December 31, 2004, respectively. The increase in debt borrowing is mainly driven by management's decision to pay more deposits in advance to suppliers to lock in a discounted raw material price.

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2005 and 2004. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. The Company is in the process of applying for this tax benefit.

For the three months ended March 31, 2005 and 2004 the Company's effective state and local income tax rate was 33%. Income tax expense was $294,701 for the three months ended March 31, 2005, up from $153,674 in the same period of 2004 due to higher pretax income.

Liquidity and capital resources

Due to the good market conditions of the steel industry, the Company plans to maintain higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year.

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2005 was $7.68 million compared with $2.9 million used in operating activities for the same period of 2004. Advance on inventory purchase including payments to related parties decreased by $2.42 million as of March 31, 2005 compared with December 31, 2004. On the other hand, the Company received $5.85 million more in customer deposits as of March 31, 2005 compared with December 31, 2004.

Investing activities

Net cash used in investing activities was $5.47 million for the three months ended March 31, 2005 compared with $0.94 million for the three months ended March 31, 2004. This change mainly resulted from the increase in notes receivable. Our customers usually pay for our products with promissory notes issued by the banks with in turn can be used like cash by the Company to pay for its purchases.

Financing activities

The Company signed a new agreement with China Merchants Bank to borrow $1,815,000 in the first quarter ended March 31, 2005. Notes payable decreased by $605,000 at March 31, 2005 compared with December 31, 2004.

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


ITEM 3. Controls and Procedures

(a) As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management. The Company is in the process of reviewing their internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. The Company anticipates that the review and any changes required to implement to be in compliance with Section 404 will be completed by the required time. However at this time the Company makes no representation that the Company's systems of internal control comply with Section 404 of the Sarbanes Oxley Act.

(b) Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There has been no legal proceedings  issued against or commenced by the company.

ITEM 2.  CHANGES IN SECURITIES

None for the period covered by this report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None for the period covered by this report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the period covered by this report.

ITEM 5.  OTHER INFORMATION

None for the period covered by this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification of Chief Executive Officer;
31.2     Certification of Chief Financial Officer;
32.1     Certification of Chief Executive Officer; and
32.2     Certification of Chief Financial Officer.

(b)      Reports on Form 8-K

Current report on Form 8-K filed with the Commission on March 4, 2005

         In this report we disclosed that the Company appointed John Chen, as Chief Financial Officer and Director, Huancheng Li, as Director, Guodong Wang, as Chief Technical Officer and Director and Shengguo Zhao, as Chief Engineer and Director. We also announced that Jeff Mabry resigned as director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: May 16, 2005                          /s/ Zuo Sheng Yu
                                           -----------------------------
                                           Zuo Sheng Yu
                                           Chief Executive Officer and President



                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: May 16, 2005                          /s/ John Chen
                                           -----------------------------
                                           John Chen
                                           Director and Chief Financial Officer