Form 10QSB
period 2005-06-30
GENERAL STEEL HOLDINGS INC
filed 2005-08-15
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   -----------
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2005

(X) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________


                          GENERAL STEEL HOLDINGS, INC.
                 (Name of Small Business Issuer in Its Charter)

                          NEVADA                                  412079252
            (State or Other Jurisdiction of                   (I.R.S. Employer
            Incorporation or Organization)                   Identification No.)

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

The  number of  shares  of Common  Stock  outstanding  on  August  11,  2005 was
31,250,000
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

                                     ASSETS
                                     ------
                                                                                June 30      December 31,
                                                                                  2005            2004
                                                                             -------------   -------------
                                                                              (Unaudited)      (Audited)
                                                                             -------------   -------------
CURRENT ASSETS:
   Cash                                                                      $   8,302,503   $   5,547,810
   Restricted cash                                                               2,904,986       3,597,480
   Accounts receivable, net of allowance for doubtful accounts of $1,371
        and $1,371 as of June 30, 2005 and December 31, 2004, respectively         166,121         523,398
   Notes receivables                                                            12,535,003         374,955
   Other receivables                                                               201,817         214,905
   Inventories                                                                  14,811,171      12,826,561
   Advances on inventory purchases                                               5,364,773      13,469,984
   Short-term investment                                                            36,300          36,300
                                                                             -------------   -------------
        Total current assets                                                    44,322,674      36,591,393
                                                                             -------------   -------------

PLANT AND EQUIPMENT, net                                                        13,754,253      14,100,324
                                                                             -------------   -------------
OTHER ASSETS:
   Intangible assets - land use right, net of accumulated amortization           2,133,734       2,277,279
                                                                             -------------   -------------

                   Total assets                                              $  60,210,661   $  52,968,996
                                                                             =============   =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                          $     364,220   $     293,348
   Short term loans - bank                                                      27,067,700      25,748,800
   Short term notes payable                                                      5,880,600       6,776,000
   Other payables                                                                  686,124         400,110
   Other payable - related party                                                   180,000       1,011,012
   Accrued liabilities                                                             340,599         393,532
   Customer deposits                                                             6,050,051       2,009,313
   Deposits due to sales representatives                                         1,472,570       1,231,780
   Taxes payable                                                                 2,599,125       1,879,615
                                                                             -------------   -------------
        Total current liabilities                                               44,640,989      39,743,510
                                                                             -------------   -------------

MINORITY INTEREST                                                                4,786,824       4,015,108
                                                                             -------------   -------------
SHAREHOLDERS' EQUITY:
   Common Stock, $0.01 par value, 75,000,000 shares authorized,
        31,250,000 shares issued and outstanding                                    31,250          31,250
   Paid-in-capital                                                               6,871,358       6,871,358
   Retained earnings                                                             3,725,446       2,152,976
   Statutory reserves                                                              154,794         154,794
                                                                             -------------   -------------
        Total shareholders' equity                                              10,782,848       9,210,378
                                                                             -------------   -------------
                   Total liabilities and shareholders' equity                $  60,210,661   $  52,968,996
                                                                             =============   =============

The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                     Three months ended               Six months ended
                                                ----------------------------    ----------------------------
                                                          June 30                         June 30
                                                ----------------------------    ----------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                ------------    ------------    ------------    ------------
REVENUES                                        $ 25,290,342    $ 20,227,033    $ 45,989,076    $ 34,490,149

COST OF SALES                                     21,448,304      19,206,187      40,276,856      32,376,169
                                                ------------    ------------    ------------    ------------

GROSS PROFIT                                       3,842,038       1,020,846       5,712,220       2,113,980

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES        587,172         356,291       1,240,643         771,362
                                                ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                             3,254,866         664,555       4,471,577       1,342,618

OTHER EXPENSE, NET                                  (444,649)       (251,485)       (860,395)       (555,542)
                                                ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
    AND MINORITY INTEREST                          2,810,217         413,070       3,611,182         787,076

PROVISION FOR INCOME TAXES                           972,294         149,488       1,266,996         303,161
                                                ------------    ------------    ------------    ------------

NET INCOME BEFORE MINORITY INTEREST                1,837,923         263,582       2,344,186         483,915

LESS MINORITY INTEREST                               571,896          79,128         771,716         145,228
                                                ------------    ------------    ------------    ------------

NET INCOME                                         1,266,027         184,454       1,572,470         338,687

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustment             --              --              --              --
                                                ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                            $  1,266,027    $    184,454    $  1,572,470    $    338,687
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                 31,250,000      31,215,000      31,250,000      31,215,000
                                                ============    ============    ============    ============

EARNING PER SHARE, BASIC AND DILUTED            $       0.04    $       0.01            0.05    $       0.01
                                                ============    ============    ============    ============



The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                              Number           Common          Paid-in       Statutory
                                                            of shares          stock           capital        reserves
                                                          -------------    -------------    -------------   -------------
BALANCE, January 1, 2004 restated in
  in accordance with acquisition agreement, AUDITED          31,215,000    $      31,215    $   6,871,218   $        --
  Net income
  Cash received                                                    --               --               --              --
                                                          -------------    -------------    -------------   -------------
BALANCE, June 30, 2004, UNAUDITED                            31,215,000    $      31,215    $   6,871,218   $        --

  Net income
  Adjustment to statutory reserve                                  --               --               --           154,794
  Stock issued for services                                      35,000               35              140            --
                                                          -------------    -------------    -------------   -------------
BALANCE, December 31, 2004, AUDITED                          31,250,000    $      31,250    $   6,871,358   $     154,794

  Net income                                                       --               --               --              --
                                                          -------------    -------------    -------------   -------------
BALANCE, June 30, 2005, UNAUDITED                            31,250,000    $      31,250    $   6,871,358   $     154,794
                                                          =============    =============    =============   =============

                                                                                             Accumulated
                                                                                                other
                                                             Retained          Stock        comprehensive
                                                             earnings        receivable     income (loss)       Totals
                                                          -------------    -------------    -------------   -------------

BALANCE, January 1, 2004 restated in
  in accordance with acquisition agreement, AUDITED       $   1,392,772    $     (10,000)   $        --     $   8,285,205
  Net income                                                    338,687             --               --           338,687
  Cash received                                                    --             10,000             --            10,000

                                                          -------------    -------------    -------------   -------------
BALANCE, June 30, 2004, UNAUDITED                         $   1,731,459    $        --      $        --     $   8,633,892

  Net income                                                    576,311             --               --           576,311
  Adjustment to statutory reserve                              (154,794)            --               --              --
  Stock issued for services                                        --               --               --               175
                                                          -------------    -------------    -------------   -------------
BALANCE, December 31, 2004, AUDITED                       $   2,152,976    $        --      $        --     $   9,210,378

  Net income                                                  1,572,470             --               --         1,572,470
                                                          -------------    -------------    -------------   -------------
BALANCE, June 30, 2005, UNAUDITED                         $   3,725,446    $        --      $        --     $  10,782,848
                                                          =============    =============    =============   =============


The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                June 30         June 30
                                                                 2005            2004
                                                             ------------    ------------
                                                              (Unaudited)     (Unaudited)
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $  1,572,470    $    338,687
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Minority Interest                                         771,716         145,228
        Depreciation                                              532,574         473,738
        Amortization                                              143,545          82,881
        Loss on disposal of equipment                              34,205           3,132
        Stock issued for services                                    --               175
      (Increase) decrease in assets:
        Accounts receivable                                       357,277        (504,400)
        Other receivables                                          13,088      (2,224,761)
        Other receivables - related parties                          --           459,800
        Inventories                                            (1,984,610)     (8,683,998)
        Advances on inventory purchases                         8,105,211       1,187,953
        Advances on inventory purchases - related party              --         1,021,824
      Increase (decrease) in liabilities:
        Accounts payable                                           70,872       9,200,338
        Other payables                                            286,014       1,075,945
        Other payable - related party                            (831,012)        990,000
        Accrued liabilities                                       (52,933)       (122,611)
        Customer deposit                                        4,040,738         165,850
        Deposits due to sales representatives                     240,790         (56,870)
        Taxes payable                                             719,510        (233,145)
                                                             ------------    ------------
          Net cash provided by operating activities            14,019,455       3,319,766
                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable                              (12,160,048)     (1,054,757)
    Purchase of equipment                                        (220,708)        (92,206)
    Cash proceeds from sale of equipment                             --               605
                                                             ------------    ------------
          Net cash used in investing activities               (12,380,756)     (1,146,358)
                                                             ------------    ------------

CASH FLOWS FINANCING ACTIVITIES:
    Borrowings, net of payments on short term loans - bank      1,318,900       2,420,000
    (Borrowings) payments on short term notes payable            (895,400)      7,955,750
    Cash received on stock issuance                                  --            10,000
                                                             ------------    ------------
          Net cash provided by financing activities               423,500      10,385,750
                                                             ------------    ------------

INCREASE IN CASH                                                2,062,199      12,559,158

CASH, beginning of period                                       9,145,290       3,703,074
                                                             ------------    ------------

CASH, end of period                                          $ 11,207,489    $ 16,262,232
                                                             ============    ============

The accompanying notes are an integral part of these statements.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements generally reflect only the activities of Tianjin Daqiuzhuang Metal Sheet Co., Ltd at its historical cost since American Construction Company and General Steel Investment Co., Ltd had no material activities for the six months ended June 2005.

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

Plant and equipment, net
------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the six months ended June 30, 2005 and 2004 amounted to $532,574 and $473,738, respectively. Estimated useful lives of the assets are as follows:

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2005, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
                                                       Unaudited      Audited
                                                     ------------   ------------
Buildings and improvements                           $  5,089,350   $  5,089,350
Transportation equipment                                  261,437        240,847
Machinery                                              12,333,770     12,294,697
Construction in progress                                   93,722           --
                                                     ------------   ------------
       Totals                                          17,778,279     17,624,894
Less accumulated depreciation                           4,024,026      3,524,570
                                                     ------------   ------------
       Totals                                        $ 13,754,253   $ 14,100,324
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

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at June 30, 2005 and December 31, 2004, amounted to $11,778,950 and $9,256,618, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash
---------------

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,906,554 and $3,597,480 as of June 30, 2005 and December 31, 2004,
respectively.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in first-out basis and consist of the following:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
                                                     Unaudited       Audited
                                                     ------------   ------------
Raw materials                                        $  8,248,377   $  9,123,814
Finished goods                                          6,562,794      3,702,747
                                                     ------------   ------------
Totals                                               $  14,811,171  $ 12,826,561
                                                     ============   ============

Inventories consist of raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembly and delivery are also included in the cost of inventory. No work in process inventory existed at June 30, 2005, and December 31, 2004, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count.

The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of June 30, 2005 and December 31, 2004, the Company has determined that no reserves are necessary at year end.

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

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company has acquired land use rights during the years ending in 2000 and 2003 for a total amount of $2,870,902. The Company has the right to use this land for 50 years. As of June 30, 2005 and December 31, 2004, accumulated amortization amounted to $737,169 and $593,623. The cost of the rights is being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2005, the Company expects these assets to be fully recoverable.

Total amortization expense for the six months ended June 30, 2005 and 2004, amounted to $143,545 and $82,881 respectively.


Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2005 and December 31, 2004.

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

The provision for income taxes at June 30 consisted of the following:

                                                            2005         2004
                                                          Unaudited    Unaudited
                                                         ----------   ----------
Provision for China Income Tax                           $1,152,966   $  275,876
Provision for China Local Tax                               114,030       27,285
                                                         ----------   ----------
      Total provision for income taxes                   $1,266,996   $  303,161
                                                         ==========   ==========

------------------------

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30:

                                                           2005          2004
                                                        ---------     ---------
U.S. Statutory rates                                         34.0%         34.0%
Foreign income not recoginized in USA                       (34.0)        (34.0)
China income taxes                                           33.0          33.0
                                                        ---------     ---------
      Total provision for income taxes                       33.0%         33.0%
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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, and the results of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 2005 and 2004. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

The weighted average number of shares used to calculate EPS for the six months ended June 30, 2005 (31,250,000) and 2004 (31,215,000) reflect only the additional shares issue from the merger acquisition on October 14, 2004 retroactively starting January 1, 2003.

Note 5 - Supplemental disclosure of cash flow information

Interest paid amounted to $883,110 and $546,972 for the six months ended June 30, 2005 and 2004, respectively.

Income tax payments amounted to $485,615 and $210,226 for the six months ended June 30, 2005 and 2004, respectively.

Note 6 - Notes receivable

This amount represents trade accounts receivable due from various customers where the customers' bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer's bank earlier than the scheduled payment date. However the Company will incur an interest charge and a processing fee when they submit a payment request early. The Company had $12,535,003 and $374,955 outstanding as of June 30, 2005 and December 31, 2004, respectively.

Note 7 - Other payable - related party

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $180,000 and $990,000 outstanding on this loan as of June 30, 2005 and December 31, 2004, respectively. This amount is short-term and is non interest bearing.

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

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $5,364,773 and $13,469,984 as of June 30, 2005 and December 31, 2004,
respectively.


Note 9 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $27,067,700 and $25,748,800 short term bank loans with various banks as of June 30, 2005 and December 31, 2004, respectively.


                                                                    June 30,     December 31,
                                                                      2005           2004
                                                                  ------------   ------------
                                                                    Unaudited       Audited
                                                                  ------------   ------------
Loans from China Bank, JingHai Branch, due August, 2005
  Monthly interest only at 6.372% per annum, secured by
  equipment and property                                          $  1,185,800   $  1,185,800

Loans from Agriculture Bank, DaQiuZhuang Branch, due
  various dates from July 2005 to May 2006
  Monthly interest only payments in 2005 ranging from
  from 6.691% to 7.56% per annum, guaranteed by an
  unrelated third party and secured by property and equipment       10,151,900     10,648,000

Loan from Construction Bank of China, JinHai Branch, due August
  22, 2005.  Monthly interst only payment at 6.225% per
  annum, secured by properties                                       1,089,000      1,089,000

Loans from ShangHai PuFa Bank, due various dates from
  July 2005 to March 2006, Monthly interest only
  payments ranging from 5.31% to 6.696% per month,
  guaranteed by an unrelated third party                             6,050,000      6,050,000

Loans from China Merchant Bank, due various dates from
  August 2005 to June 2006, quarterly interest only
  payments, annual interest rate of 5.0445% to 5.86%,
  guaranteed by an unrelated third party                             7,865,000      6,050,000

Loan from Construction Bank of China, due August 22, 2005
  Monthly interest only payment at 8.1576% per annum,
  guaranteed by an unrelated third party                               726,000        726,000
                                                                  ------------   ------------
              Totals                                              $ 27,067,700   $ 25,748,800
                                                                  ============   ============




Note 10 - Short term notes payable

The Company has the following short term notes payable outstanding as for June 30, 2005 and December 31, 2004:


                                                                    June 30,     December 31,
                                                                      2005           2004
                                                                  ------------   ------------
                                                                    Unaudited       Audited
                                                                  ------------   ------------
China Bank, Jing Hai Branch, various amounts, due dates ranging between August to September 2005, restricted cash required
  of 50% of loan amounts, guaranteed by the Company               $  1,694,000   $  1,694,000

Agricultural Bank of China, various amounts, due dates ranging between July to November 2005, restricted cash required
  of 50% of loan amount, guaranteed by the Company                   1,452,000      2,057,000

Daqiuzhuang Industrial and Commercial Bank, various amounts, due November 2005, restricted cash required of 30% of loan
  amount, guaranteed by the Company                                    314,600        605,000

ShangHai PuFa Bank, due November 2005, restricted cash required of 50% of loan balance, guaranteed by the
  Company                                                            2,420,000      2,420,000
                                                                  ------------   ------------
          Totals                                                  $  5,880,600   $  6,776,000
                                                                  ============   ============


Total interest expense for the six months ending June 30, 2005 and 2004 on all debt amounted to $883,110 and $546,972, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company's revenue recognition policy. As of June 30, 2005 and December 31, 2004, customer deposits amounted to $6,050,051 and $2,009,313, respectively.

Note 12 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company's exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,472,570 and $1,231,780 in deposits due to sales representatives outstanding as of June 30, 2005 and December 31, 2004, respectively.

Note 13 - Major customers and suppliers

The Company has 5 major customers which represent approximately 47% and 51% of the Company's total sales for the six months ended June 30, 2005 and 2004, respectively.

For the six months ended June 30, 2005 and 2004, the Company purchases approximately 80% and 76%, respectively, of their raw materials from four major suppliers; each of these suppliers individually represents as follows:

                                2005                         2004
Suppliers                % to total purchase          % to total purchase
---------                -------------------          -------------------
    A                            31%                          37%
    B                            28%                          17%
    C                            14%                          16%
    D                             7%                           6%


Note 14 - Minority Interest

Minority interest represents the outside shareholders' 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 15 - Other expense

Other income and expense for the six months ended June 30 consist of the following:

                                                            2005         2004
                                                         Unaudited    Unaudited
                                                         ---------    ---------
Finance/interest expense                                 $(886,873)   $(552,754)
Interest income                                             30,504           23
Other nonoperating income                                   12,063         --
Other nonoperating expense                                 (16,089)      (2,811)
                                                         ---------    ---------
Total other expense                                      $(860,395)   $(555,542)
                                                         =========    =========

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

Overview

         Following the acquisition of ownership in General Steel Investment Co.,Ltd., the Company has shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit of the Company, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "DQ") started its operation in 1988. DQ's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

         DQ uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x
0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for the Company's products.

         Since 1998, DQ has expanded its operations to six production lines processing 250,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 40% market share of all steel sheets used in the production of agricultural vehicles in China. The Company is building a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. The new production site is expected to be put in use by January 2006.

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

         o Increasing customer base and breaking into new markets by assigning distributorship in more areas, and

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

Net sales and gross profit

         Net sales for the six months ended June 30, 2005 were $45,989,076 compared to $34,490,149 for the same period in 2004, representing a 33% increase. Shipments in the first six months of 2005 climbed 16% to 87,995 tons from 76,147 tons due to overall increase in productivity and market demand. Average selling price per ton including sale of scrap has increased to $523 from $453 as a result of good market demand for our steel products. Our products are widely used as the replacement to the lower-end cold rolled steel sheets. The increasing demand for cold rolled metal sheets in recent months also gave a boost to the price of our products. In summary, the main reasons for the increase in sales revenue is due to an increase in selling price and an increase in demand for steel products due to the good market conditions.

         Gross profit for the six months ended June 30, 2005 was $5,712,220, an increase of 170% or $3,598,240 from $2,113,980 for the same period last year. This increase in gross profit is mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price. As a result, our profit margin enjoyed a big increase in the first half of 2005. However, the management takes a cautious stand on the continuance of this trend for the rest of the year.

Cost of sales

         Overall cost of sales went up to $40,276,856 for the six months ended June 30, 2005 from $32,376,169 for the same period in 2004. Average cost per ton were $457 and $425, respectively for the six months ended June 30, 2005 and 2004. As a result, the increase in cost of sales is the combined effect of both increases in production volume and raw material price.

         However, cost of sales as a percent of sales decreased from 93.87% to 87.58% due primarily to the rising selling price for the six months ended June 30, 2005 compared to the same period in 2004.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $1,240,643 for the six months ended June 30, 2005. It represented a 61% increase from $771,362 for the same period in 2004. A large component of the increase came from the legal and accounting and public relations charges for the public listed company.

Other income (expense)

         Other income (expense) in the six months ended June 30, 2005 consisted mainly of finance charges and interest income. Interest expense was $883,110 for the six months ended June 30, 2005, a $336,138 increase from the same period in 2004. Outstanding bank loans increased to $27,067,700 from $25,748,800 as of June 30, 2005 and December 31, 2004, respectively. This increase in debt borrowing is mainly driven by management's decision to increase the working capital for the current operation.

Income taxes

         The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2005 and 2004. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

         Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. The Company is in the process of applying for this tax benefit. The Company expects to obtain the approval from the government by the end of 2005 and be refunded for all the income tax paid during the year.

         For the six months ended June 30, 2005 and 2004 the Company's effective state and local income tax rate was 33%. Income tax expense was $1,266,996 for the six months ended June 30, 2005, up from $303,161 in the same period of 2004 due to higher pretax income.

Liquidity and capital resources

         Due to the good market conditions of the steel industry, the Company plans to maintain higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year.

Operating activities

         Net cash provided by operating activities for the six months ended June 30, 2005 was $14.02 million compared with $3.32 million used in operating activities for the same period of 2004. Advance on inventory purchase including payments to related parties increased by $8.11 million as of June 30, 2005 compared with December 31, 2004. In addition, the Company received $4.04 million more in customer deposits as of June 30, 2005 compared with December 31, 2004.

Investing activities

         Net cash used in investing activities was $12.38 million for the six months ended June 30, 2005 compared with $1.15 million for the six months ended June 30, 2004. This change mainly resulted from the increase in notes receivable. Our customers usually pay for our products with promissory notes issued by the banks which in turn can be used like cash by the Company to pay for its purchases.

Financing activities

         The bank loans as of June 30, 2005 increased by $1.32 million compared with December 31, 2004. This is mainly because the Company signed a new agreement with China Merchants Bank to borrow $1,815,000 in the first quarter of 2005. Notes payable decreased by $895,400 at June 30, 2005 compared with December 31, 2004.

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

         o Anticipate and adapt to changing conditions in the auto parts markets in which we operate as well as the impact of any changes in government regulation;

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

         Our continued growth is dependent upon our ability to raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to increase our production capacity through the purchase of machinery and equipment with a value of approximately $10 million. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

         o        Our financial condition and results of operations,
         o The condition of the PRC economy and the auto industry in the PRC, and
         o Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

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

         Our revenue is dependent, in large part, on significant contracts from a limited number of customers. During the second quarter ended June 30, 2005 approximately 47% of sales were to five customers. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

         Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be increased. To date, however, we have not engaged in transactions of either type. In addition, any significant depreciation of U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets. The Renminbi denominated assets may have higher values in U.S. dollars.

         Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi appreciate against the dollar with the consequences discussed above.

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

                                          General Steel Holdings, Inc.
                                          (Registrant)

Date: August 15, 2005                      /s/ Zuo Sheng Yu
                                          --------------------------------------
                                          Zuo Sheng Yu
                                          Chief Executive Officer and President



                                          General Steel Holdings, Inc.
                                          (Registrant)

Date: August 15, 2005                      /s/ John Chen
                                          --------------------------------------
                                          John Chen
                                          Director and Chief Financial Officer