Form 10QSB
period 2005-09-30
GENERAL STEEL HOLDINGS INC
filed 2005-11-15
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   ----------
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005

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

The number of shares of Common Stock outstanding on September 30, 2005 was 32,426,665.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For the purposes of this quarterly report, the balance sheet amounts with the exception of equity at September 30, 2005 were translated at 8.08 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.22 RMB for the nine months ended September 30, 2005 was applied to income statement accounts.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                   A S S E T S
                                   -----------

                                                                                September 30,   December 31,
                                                                                2005            2004
                                                                                -------------   -------------
                                                                                (Unaudited)     (Audited)
                                                                                -------------   -------------
CURRENT ASSETS:
    Cash                                                                        $   9,541,073   $   5,547,810
    Restricted cash                                                                 2,108,820       3,597,480
    Accounts receivable, net of allowance for doubtful accounts of $1,403
      and $1,371 as of September 30, 2005 and December 31, 2004, respectively         511,585         523,398
    Notes receivable                                                                2,928,841         374,955
    Other receivables                                                                 961,682         214,905
    Inventories                                                                    13,851,949      12,826,561
    Advances on inventory purchases                                                13,465,758      13,469,984
    Short-term investment                                                              37,140          36,300
                                                                                -------------   -------------
      Total current assets                                                         43,406,848      36,591,393
                                                                                -------------   -------------

PLANT AND EQUIPMENT, net                                                           15,205,365      14,100,324
                                                                                -------------   -------------

OTHER ASSETS:
    Intangible assets - land use right, net of accumulated amortization             2,109,676       2,277,279
                                                                                -------------   -------------

        Total assets                                                            $  60,721,889     $52,968,996
                                                                                =============   =============

        L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
        ----------------------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                            $     271,461   $     293,348
    Short term loans - bank                                                        26,245,600      25,748,800
    Short term notes payable                                                        4,283,480       6,776,000
    Other payables                                                                    398,878         400,110
    Other payable - related party                                                   1,180,000       1,011,012
    Accrued liabilities                                                               414,881         393,532
    Customer deposits                                                               4,393,358       2,009,313
    Deposits due to sales representatives                                           1,382,846       1,231,780
    Taxes payable                                                                   3,468,376       1,879,615
                                                                                -------------   -------------
      Total current liabilities                                                    42,038,880      39,743,510

SHARES SUBJECT TO MANDATORY REDEMPTION                                              2,081,891            --
                                                                                -------------   -------------

        Total liabilities                                                          44,120,771      39,743,510
                                                                                -------------   -------------

MINORITY INTEREST                                                                   5,136,942       4,015,108
                                                                                -------------   -------------

SHAREHOLDERS' EQUITY:
    Common Stock, $0.01 par value, 75,000,000 shares authorized,
      31,250,000 shares issued and outstanding                                         31,250          31,250
    Paid-in-capital                                                                 6,395,617       6,871,358
    Retained earnings                                                               4,507,658       2,152,976
    Statutory reserves                                                                154,794         154,794
    Accumulated other comprehensive income (loss)                                     374,857            --
                                                                                -------------   -------------
      Total shareholders' equity                                                   11,464,176       9,210,378
                                                                                -------------   -------------
        Total liabilities and shareholders' equity                              $  60,721,889     $52,968,996
                                                                                =============   =============

The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                       Three months ended               Nine months ended
                                                  ----------------------------    ----------------------------
                                                          September 30                    September 30
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                  ------------    ------------    ------------    ------------
REVENUES                                          $ 26,032,015    $ 23,790,719    $ 72,021,091    $ 58,280,868

COST OF SALES                                       23,379,706      20,608,044      63,656,562      52,984,213
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                         2,652,309       3,182,675       8,364,529       5,296,655

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES          523,063         444,087       1,763,706       1,215,449
                                                  ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                               2,129,246       2,738,588       6,600,823       4,081,206

OTHER EXPENSE, NET                                    (447,943)     (1,654,884)     (1,308,339)     (2,210,426)
                                                  ------------    ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES             1,681,303       1,083,704       5,292,484       1,870,780
    AND MINORITY INTEREST

PROVISION FOR INCOME TAXES                             548,972         314,197       1,815,968         617,358
                                                  ------------    ------------    ------------    ------------

NET INCOME BEFORE MINORITY INTEREST                  1,132,331         769,507       3,476,516       1,253,422

LESS MINORITY INTEREST                                 350,118         230,799       1,121,834         376,027
                                                  ------------    ------------    ------------    ------------

NET INCOME                                             782,213         538,708       2,354,682         877,395

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment            374,857            --           374,857            --
                                                  ------------    ------------    ------------    ------------

COMPREHENSIVE INCOME                              $  1,157,070    $    538,708    $  2,729,539    $    877,395
                                                  ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                   31,250,000      31,215,000      31,250,000      31,215,000
                                                  ============    ============    ============    ============

EARNING PER SHARE, BASIC AND DILUTED              $       0.04    $       0.02            0.09    $       0.03
                                                  ============    ============    ============    ============





The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                        Number              Common             Paid-in              Statutory
                                                      of shares             stock              capital              reserves
                                                  -----------------   -----------------   -----------------    -----------------

BALANCE, January 1, 2004 restated in accordance
    with acquisition agreement (audited)                 31,215,000   $          31,215   $       6,871,218    $            --
    Net income                                                 --                  --                  --                   --
    Cash received                                              --                  --                  --                   --

                                                  -----------------   -----------------   -----------------    -----------------
BALANCE, September 30, 2004 (unaudited)                  31,215,000   $          31,215   $       6,871,218    $            --

    Net income                                                 --                  --                  --                   --
    Adjustment to statutory reserve                            --                  --                  --                154,794
    Stock issued for services                                35,000                  35                 140                 --
                                                  -----------------   -----------------   -----------------    -----------------
BALANCE, December 31, 2004 (audited)                     31,250,000   $          31,250   $       6,871,358    $         154,794

    Net income                                                 --                  --                  --                   --
    Issuance of redeemable stock                               --                  --              (475,741)                --
    Foreign currency translation gain                          --                  --                  --                   --
                                                  -----------------   -----------------   -----------------    -----------------
BALANCE, September 30, 2005 (unaudited)                  31,250,000   $          31,250   $       6,395,617    $         154,794
                                                  =================   =================   =================    =================


                                                                                            Accumulated other
                                                       Retained              Stock            comprehensive
                                                       earnings            receivable             income             Totals
                                                  -----------------    -----------------    -----------------   -----------------

BALANCE, January 1, 2004 restated in accordance
    with acquisition agreement (audited)          $       1,392,772    $         (10,000)   $            --     $       8,285,205
    Net income                                              877,395                 --                   --               877,395
    Cash received                                              --                 10,000                 --                10,000

                                                  -----------------    -----------------    -----------------   -----------------
BALANCE, September 30, 2004 (unaudited)           $       2,270,167    $            --      $            --     $       9,172,600

    Net income                                               37,603                 --                   --                37,603
    Adjustment to statutory reserve                        (154,794)                --                   --                  --
    Stock issued for services                                  --                   --                   --                   175
                                                  -----------------    -----------------    -----------------   -----------------
BALANCE, December 31, 2004 (audited)              $       2,152,976    $            --      $            --     $       9,210,378

    Net income                                            2,354,682                 --                   --             2,354,682
    Issuance of redeemable stock                               --                   --                   --              (475,741)
    Foreign currency translation gain                          --                   --                374,857             374,857
                                                  -----------------    -----------------    -----------------   -----------------
BALANCE, September 30, 2005 (unaudited)           $       4,507,658    $            --      $         374,857   $      11,464,176
                                                  =================    =================    =================   =================

The accompanying notes are an integral part of these statements.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                               September 30    September 30
                                                                   2005            2004
                                                               ------------    ------------
                                                               (Unaudited)     (Unaudited)
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  2,354,682    $    877,395
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
       Minority Interest                                          1,121,834         376,027
       Depreciation                                                 789,131         724,270
       Amortization                                                 216,528         214,864
       Loss on disposal of equipment                                 34,998          26,255
      (Increase) decrease in assets:
       Accounts receivable                                           11,813         158,203
       Other receivables                                           (746,777)       (501,075)
       Other receivables - related parties                             --        (1,069,603)
       Inventories                                               (1,025,388)     (3,784,926)
       Advances on inventory purchases                                4,226      (7,987,339)
       Advances on inventory purchases - related party                 --         1,021,824
      Increase (decrease) in liabilities:
       Accounts payable                                             (21,887)     (1,131,468)
       Other payables                                                (1,232)        705,018
       Other payable - related party                                168,988         990,000
       Accrued liabilities                                           21,348         127,873
       Customer deposits                                          2,384,045       1,155,918
       Deposits due to sales representatives                        151,066           3,630
       Taxes payable                                              1,588,761          24,153
                                                               ------------    ------------
         Net cash provided by (used in) operating activities      7,052,136      (8,068,981)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in notes receivable                                 (2,553,886)      1,034,942
    Increase in short term investment                                  (840)        (24,200)
    Additions to equipment and land use right                    (1,978,094)       (233,665)
    Cash proceeds from sale of equipment                               --               605
                                                               ------------    ------------
         Net cash (used in) provided by investing activities     (4,532,820)        777,682
                                                               ------------    ------------

CASH FLOWS FINANCING ACTIVITIES:
    Borrowings, net of payments on short term loans - bank          496,800      12,003,200
    Payments on short term notes payable                         (2,492,520)     (2,329,250)
    Cash received on stock issuance                                    --            10,000
    Manadatory redeemable stock                                   1,606,150            --
                                                               ------------    ------------
         Net cash (used in) provided by financing activities       (389,570)      9,683,950
                                                               ------------    ------------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                             374,857            --
                                                               ------------    ------------

INCREASE IN CASH                                                  2,504,603       2,392,651

CASH, beginning of period                                         9,145,290       3,703,074
                                                               ------------    ------------

CASH, end of period                                            $ 11,649,893    $  6,095,725
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

Under the terms of the Agreement, General Steel will remain a 100% owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a) (1) (A) of the Internal Revenue Code of 1986, as amended. The stockholders of General Steel, as of the closing date of the merger own approximately 96% of the Company's common stock outstanding as of October 15, 2004 (excluding any additional shares to be issued on outstanding options, warrants and other securities convertible into common stock).

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

On May 16, 2004, Company agreed to purchase Yang Pu's 70% equity interest in Daqiuzhuang Metal for the amount of RMB 55.45 million or approximately
$6,709,450. The entire purchase price is to be paid within one year of the new business license being issued which is June 25, 2004. Due to the common ownership by Mr. Yu Zuo Sheng in both General Steel Investment Co., Ltd and Yang Pu Capital Automotive Investment Limited, the Company's board of directors by board resolution dated May 16, 2004 has instructed Mr. Yu Zuo Sheng as the 99.9% shareholder of General Steel on behalf of the Company to remit the total purchase price to Yang Pu from his personal funds. Mr. Yu Zuo Sheng will receive no compensation for completing this transaction nor will General Steel reimburse Mr. Yu Zuo Sheng for the $6,709,450. As of December 31, 2004, Mr. Yu Zuo Sheng has paid the entire purchase price to Yang Pu. Because the entities have essentially the same owner, Mr. Yu Zuo Sheng and the entities are under common control, the transfer of ownership is accounted for at historical costs under guidance of SFAS No. 141. The Company received a new business license certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004.

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

----------------------------------

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $374,857 and $0 as of September 30, 2005 and December 31, 2004, respectively. The balance sheet amounts with the exception of equity at September 30, 2005 were translated at 8.08 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rate of 8.22 RMB for the nine months ended September 30, 2005 was applied to income statement accounts.

Plant and equripment, net
-------------------------

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $789,131 and $724,270, respectively.

-------------------------------------

Estimated useful lives of the assets are as follows:

                                                          Estimated
                                                         Useful Life
                                                        -------------
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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2005, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

                                        September 30,   December 31,
                                             2005            2004
                                        -------------   -------------
                                          Unaudited        Audited
                                        -------------   -------------
Buildings and improvements              $   5,301,159   $   5,089,350
Transportation equipment                      267,486         240,847
Machinery                                  12,719,328      12,294,697
Construction in progress                    1,292,517            --
                                        -------------   -------------
              Totals                       19,580,490      17,624,894
Less accumulated depreciation               4,375,125       3,524,570
                                        -------------   -------------
              Totals                    $  15,205,365     $14,100,324
                                        =============   =============

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

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at September 30, 2005 and December 31, 2004, amounted to $9,955,107 and $9,256,618, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash
---------------

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,108,820 and $3,597,480 as of September 30, 2005 and December 31, 2004,
respectively.

Inventories
-----------

Inventories are stated at the lower of cost or market using the first-in first-out basis and consist of the following:

                                         September 30,   December 31,
                                              2005            2004
                                         -------------   -------------
                                           Unaudited        Audited
                                         -------------   -------------
Raw materials                            $   8,209,334   $   9,123,814
Finished goods                               5,642,615       3,702,747
                                         -------------   -------------
Totals                                   $  13,851,949     $12,826,561
                                         =============   =============

Inventories consist of raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembly and delivery are also included in the cost of inventory. No work in process inventory existed at September 30, 2005, and December 31, 2004, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of September 30, 2005 and December 31, 2004, the Company has determined that no reserves are necessary.

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

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company has acquired land use rights during the years ending in 2000 and 2003 for a total amount of $2,937,336. The Company has the right to use this land for 50 years. As of September 30, 2005 and December 31, 2004, accumulated amortization amounted to $827,660 and $593,623. The cost of the rights is being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2005, the Company expects these assets to be fully recoverable.

Total amortization expense for the nine months ended September 30, 2005 and 2004, amounted to $216,528 and $214,864 respectively.

Shares subject to mandatory redemption
--------------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity". FAS 150 establish classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company's Consolidated Financial Statements and be reported at settlement date value. The provisions of FAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of FAS 150, including mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities.

---------------------------------------------------

The Company issued new redeemable stock during the quarter ended September 30, 2005. The net present value of the settlement date value is recorded in the liability section of the financial statements.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2005 and December 31, 2004.

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

------------------------

The provision for income taxes for the period ended September 30 consisted of the following:


                                                      2005         2004
                                                   ----------   ----------
                                                   Unaudited    Unaudited
                                                   ----------   ----------
Provision for China Income Tax                     $1,634,371   $  555,622
Provision for China Local Tax                         181,597       61,736
                                                   ----------   ----------
      Total provision for income taxes             $1,815,968   $  617,358
                                                   ==========   ==========


The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30:


                                                      2005         2004
                                                   ----------   ----------
U.S. Statutory rates                                     34.0%        34.0%
Foreign income not recoginized in USA                   (34.0)       (34.0)
China income taxes                                       33.0         33.0
                                                   ----------   ----------
      Total provision for income taxes                   33.0%        33.0%
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

The Company is in the process of applying for this tax benefit from the local Chinese tax authority. The Company will continue to accrue income taxes at the applicable tax rates until such time the Company's application has been approved by the local Chinese tax authority exempting them from income taxes.

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, and the results of operations, changes in shareholders' equity and cash flows for the nine months ended September 30, 2005 and 2004. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Therefore, the weighted average number of shares used to calculate EPS for the nine months ended September 30, 2005 (31,250,000) and 2004 (31,215,000) reflect only the additional shares issue from the merger acquisition on October 14, 2004 retroactively starting January 1, 2003.

Note 5 - Supplemental disclosure of cash flow information

Interest paid amounted to $1,344,433 and $987,519 for the nine months ended September 30, 2005 and 2004, respectively.

Income tax payments amounted to $488,344 and $495,618 for the nine months ended September 30, 2005 and 2004, respectively.

Note 6 - Notes receivable

This amount represents trade accounts receivable due from various customers where the customers' bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer's bank earlier than the scheduled payment date. However the Company will incur an interest charge and a processing fee when they submit a payment request early. The Company had $2,928,841 and $374,955 outstanding as of September 30, 2005 and December 31, 2004, respectively.

Note 7 - Advances on inventory purchases

Advances on inventory purchases including the related party purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company's vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $13,465,758 and $13,469,984 as of September 30, 2005 and December 31, 2004, respectively.

Note 8 - Other payable - related party

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $1,180,000 and $990,000 outstanding on this loan as of September 30, 2005 and December 31, 2004, respectively. This amount is short-term and is non interest bearing.


Note 9 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks.
The Company had a total of $26,245,600 and $25,748,800 short term bank loans with various banks as of September 30, 2005 and December 31, 2004, respectively.


                                                             September 30,   December 31,
                                                                  2005            2004
                                                             -------------   -------------
                                                               Unaudited        Audited
                                                             -------------   -------------
Loans from China Bank, JingHai Branch,
      secured by equipment and property                      $        --     $   1,185,800

Loans from Agriculture Bank, DaQiuZhuang Branch, due
      various dates from October 2005 to July 2006
      Monthly interest only payments in 2005 ranging
      from 6.691% to 7.56% per annum, guaranteed by an
      unrelated third party and secured by property and
      equipment                                                 10,337,300      10,648,000

Loan from Construction Bank of China, JinHai Branch, due
      August 15, 2006.  Monthly interst only payment at
      6.217% per annum, secured by properties                    1,002,780       1,089,000

Loans from ShangHai PuFa Bank, due various dates from
      November 2005 to July 2006. Monthly interest only
      payments ranging from 5.31% to 6.696% per month,
      guaranteed by an unrelated third party                     6,190,000       6,050,000

Loans from China Merchants Bank, due various dates from
      June 2006 to September 2006. Quarterly interest only
      payments, annual interest rate of 5.0445% to 5.869%,
      guaranteed by an unrelated third party                     8,047,000       6,050,000

Loan from Construction Bank of China, due August 21, 2006
      Monthly interest only payment at 7.4604% per annum,
      guaranteed by an unrelated third party                       668,520         726,000
                                                             -------------   -------------
                 Totals                                      $  26,245,600     $25,748,800
                                                             =============   =============


Note 10 - Short term notes payable

The Company has the following short term notes payable outstanding as for September 30, 2005 and December 31, 2004:


                                                           September 30,   December 31,
                                                                2005            2004
                                                           -------------   -------------
                                                             Unaudited        Audited
                                                           -------------   -------------
China Bank, Jing Hai Branch, various amounts,
      restricted cash required 50%,
      guaranteed by the company                            $        --     $   1,694,000

Agricultural Bank of China, various amounts, due dates
      ranging between November 2005 and January 2006,
      restricted cash required of 50% of loan amount,
      guaranteed by the Company                                1,485,600       2,057,000

Daqiuzhuang Industrial and Commercial Bank,
      due November 2005, restricted cash required of 30%
       of loan amount, guaranteed by the company                 321,880         605,000

ShangHai PuFa Bank, due November 2005, restricted
      cash required of 50% of loan balance, guaranteed
      by the Company                                           2,476,000       2,420,000
                                                           -------------   -------------
          Totals                                           $   4,283,480      $6,776,000
                                                           =============   =============

Total interest expense for the nine months ending September 30, 2005 and 2004 on all debt amounted to $1,344,433 and $987,519, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company's revenue recognition policy. As of September 30, 2005 and December 31, 2004, customer deposits amounted to $4,393,358 and $2,009,313, respectively.

Note 12 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company's exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,382,846 and $1,231,780 in deposits due to sales representatives outstanding as of September 30, 2005 and December 31, 2004, respectively.

Note 13 - Major customers and suppliers

The Company has 5 major customers which represent approximately 41% and 35% of the Company's total sales for the nine months ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005 and 2004, the Company purchases approximately 78% and 78%, respectively, of their raw materials from four major suppliers; each of these suppliers individually represents as follows:


                               2005                               2004
Suppliers               % to total purchase               % to total purchase
---------               -------------------               -------------------
    A                           36%                                38%
    B                           26%                                18%
    C                            8%                                16%
    D                            8%                                 6%


Note 14 - Minority interest

Minority interest represents the outside shareholders' 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 15 - Other expense, net

Other income and expense for the nine months ended September 30 consist of the following:


                                                  2005           2004
                                               Unaudited      Unaudited
                                              -----------    -----------
Finance/interest expense                      $(1,348,949)   $  (987,545)
Interest income                                    45,279         32,175
Other nonoperating income                          12,441      3,172,627
Other nonoperating expense                        (17,110)    (4,427,683)
                                              -----------    -----------
Total other expense                           $(1,308,339)   $(2,210,426)
                                              ===========    ===========


Note 16 - Reclassifications

Certain amounts for the nine months ended September 30, 2004 in the accompanying financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income or cash flows.

Note 17 - Private Offering of Redeemable Stock

The Company has offered an aggregate of 3,333,333 shares of Common Stock par value $0.001 in a private placement to investors at a purchase price of $1.50 per share. On September 18, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share. In addition each share of common stock included two warrants which give the right of the warrant holder to purchase an additional 2,353,330 of common stock in the future. The warrants can be exercised on the first anniversary date at $2.50 per share and on the second anniversary date at $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure changes.

At the option of the investors the Company maybe required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

In accordance with SFAS no. 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares have been recorded at the net present value of the stock using a discount interest rate of 6.5%. The following table shows the carrying value of the shares subject to mandatory redemption:


                                                                 September 30,
                                                                      2005
                                                                 -------------
Total liability of mandetory redeemable common stock
      1,176,665 shares at $1.95 per share                        $   2,294,497

Unamortized interest at 6.5%                                          (212,606)
                                                                 -------------

Carrying value of shares subject t$ mandatory redemption             2,081,891
                                                                 =============


Interest expense will be amortized over the next 18 months.

Under this private offering, the Company raised total of $1,765,000, net of $158,850 paid for commissions for net proceeds of $1,606,150.

Note 18 - Joint venture agreement with Baotou Steel

On September 28, 2005, General Steel Investment Co., Ltd., a wholly owned subsidiary of General Steel Holdings, Inc., entered into a certain Baotou-GSHI Special Steel Joint Venture Agreement (the "Agreement") with Da Qiu Zhuang Metal Sheet Co., Ltd., and Baotou Iron and Steel (Group) Co., Ltd., a limited liability company formed under the laws of the People's Republic of China (the "Baotou Steel"). The name of the joint venture will be Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell special steel and to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company shall have a capacity of producing 600,000 of specialty steel products a year.

The registered capital of the joint venture will be approximately $24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:


                                                               % Ownership
                                                              -------------
Baotou Iron and Steel (Group) Co.,Ltd.                              49%
General Steel Investment Co., Ltd.                                  31%
Da Qiu Zhuang Metal Sheet Co., Ltd                                  20%


Baotao Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Da Qiu Zhuang Metal Sheet Co., Ltd. will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-QSB.

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

     Having negotiated with Baotou Iron and Steel (Group) Co., Ltd. for nearly a year, we finally announced on September 28, 2005 the firm agreement with them to set up the Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

     The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell special steel and to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company shall have a capacity of producing 600,000 of specialty steel products a year.

     The  registered   capital  of  the  joint  venture  will  be  approximately
$24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:

                                                               % Ownership
                                                              -------------
Baotou Iron and Steel (Group) Co.,Ltd.                              49%
General Steel Investment Co., Ltd.                                  31%
Da Qiu Zhuang Metal Sheet Co., Ltd                                  20%


     Baotao Iron and Steel (Group) Co., Ltd. shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Da Qiu Zhuang Metal Sheet Co., Ltd. will contribute approximately $5,000,000 in cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture.

     In the third quarter ended September 30, 2005, the Company also completed a private placement and sold a total of 1,176,665 shares of common stock at $1.50 per unit. Each unit contains one share of its common stock and two warrants. The warrants can be exercised on the first anniversary date at $2.50 per share and on the second anniversary date at $5.00 per share. At the option of the investors the Company maybe required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

     Under this private offering, the Company raised a total of $1,765,000 which will be used to pay for the above mentioned joint venture.

Results of Operations

     The results of operations of the Company are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2005. As a result, the consumption of our steel products is expected to remain at a high level. The Company also believes that the highly competitive market will exist throughout 2005, with pressures for shipment volumes and prices. In view of the above factor, the Company will continue to keep its focus on cost control,new market development,and products mix optimization.

     The Company's sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. The Company's cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

Net sales and gross profit

     Net sales for the nine months  ended  September  30, 2005 were  $72,021,091 compared to $58,280,868 for the same period in 2004, representing a 24% increase. Shipments for the nine months ended September 30, 2005 climbed 11% to 149,543 tons from 134,658 tons due to overall increase in productivity and market development. Average selling price per ton including sale of scrap for the nine months ended September 30, 2005 and 2004 has increased to $481 from $456 as a result of good market demand for our steel products. In summary, the main reasons for the increase in sales revenue is due to an increase in selling price and an increase in demand for steel products.

     Gross profit for the nine months ended September 30, 2005 was $8,364,529, an increase of 58% or $3,067,874 from $5,296,655 for the same period last year. Gross profit margin increased to 11.6% from 9.1% for the nine months ended September 30, 2005 and 2004. This increase in gross profit margin is mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price. Since March this year, the price of steel products has been decreasing globally due to the overall increase in steel supply. The Company has to adjust its products' prices in order to stay competitive in this market. Therefore, the management takes a cautious stand on the continuance of good gross profit margins for the rest of the year.

Cost of sales

     Overall cost of sales went up to $63,656,562 for the nine months ended September 30, 2005 from $52,984,213 for the same period in 2004. Average cost per ton was $425 and $393, respectively for the nine months ended September 30, 2005 and 2004. As a result, the increase in cost of sales is the combined effect of both increases in production volume and raw material price.

     However, cost of sales as percentage of sales decreased from 90.9% to 88.4% due primarily to the low raw material price for the nine months ended September 30, 2005 compared to the same period in 2004.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $1,763,706 for the nine months ended September 30, 2005. It represented a 45% increase from $1,215,449 for the same period in 2004. A large component of the increase came from the legal and accounting expenses and investor and public relations charges for the public listed company.

Other income (expense)

     Other income (expense) in the nine months ended September 30, 2005 consisted mainly of finance charges and interest income. Interest expense was $1,344,433 for the nine months ended September 30, 2005, a $356,914 increase from the same period in 2004. Outstanding bank loans increased to $26,245,600 from $25,748,800 as of June 30, 2005 and December 31, 2004, respectively. This increase in debt borrowing is mainly driven by management's decision to increase the working capital for the current operation.

Income taxes

     The Company did not carry on any business and did not maintain any branch office in the United States during the nine months ended September 30, 2005 and 2004. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

     Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. The Company is in the process of applying for this tax benefit. The Company expects to obtain the approval from the government by the end of 2005 and will be refunded for all the income tax paid during the year.

     For the nine months ended September 30, 2005 and 2004 the Company's effective state and local income tax rate was 33%. Income tax expense was $1,815,968 for the nine months ended September 30, 2005, up from $617,358 in the same period of 2004 due to higher pretax income.

Liquidity and capital resources

     Due to the good market conditions of the steel industry, the Company plans to maintain higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the government gives approval to the joint venture agreement. .

Operating activities

     Net  cash  provided  by  operating  activities  for the nine  months  ended
September 30, 2005 was $7.05 million compared with $8.07 million used in operating activities for the same period of 2004. The Company's net income before minority interest was $3.48 million for the nine months ended September 30, 2005, a $2.22 million increase compared with the same period of last year. More customer deposits and less advances on inventory purchases also became major factors of this increase in cash generated by operating activities.

Investing activities

     Net cash used in investing activities was $4.53 million for the nine months ended September 30, 2005 compared with $0.78 million provided by investing activities for the nine months ended September 30, 2004. This change mainly resulted from the increase in notes receivable. Our customers usually pay for our products with promissory notes issued by the banks which in turn can be used like cash by the Company to pay for its purchases. The Company is also in the process of building four more production lines next to the existing facility. For the nine months ended September 30, 2005, the Company has already spent $1.29 million on construction in progress.

Financing activities

     The Company issued 1,176,665 shares of redeemable stock in a private placement round on September 18, 2005. The stock was issued at $1.50 per share with options for the Company to purchase the shares back at $1.95, eighteen month after the closing date. Under this private offering, the Company raised total of $1,765,000 which will be used to pay for the special steel joint venture in Baotou.

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

     Our revenue is dependent, in large part, on significant contracts from a limited number of customers. During the nine months ended September 30, 2005 approximately 41% of sales were to five customers. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

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

     Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has had a material effect on our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above.

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

ITEM 2.  CHANGES IN SECURITIES

The Company has offered an aggregate of 3,333,333 shares of Common Stock par value $0.001 in a private placement to investors at a purchase price of $1.50 per share. On September 18, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share. In addition each share of common stock included two warrants which give the right of the warrant holder to purchase an additional 2,353,330 of common stock in the future. The warrants can be exercised on the first anniversary date at $2.50 per share and on the second anniversary date at $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure changes.

At the option of the investors the Company maybe required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

Under this private offering, the Company raised total of $1,765,000, net of $158,850 paid for commissions for net proceeds of $1,606,150.

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

(b)      Reports on Form 8-K

Current report on Form 8-K filed with the Commission on October 31, 2005

     In this report General Steel reported that it concluded a private placement pursuant to Regulation D of the Securities Act of 1933. The purpose of the private placement was to raise a total of $1,765,000 to finance the transactions contemplated under the Joint Venture agreement with DQ and Baotou Steel.

Current report on Form 8-K filed with the Commission on

     In this report we disclosed that on September 28, 2005, General Steel Investment Co., Ltd., a limited liability company formed under the laws of the British Virgin Islands and wholly owned subsidiary of the Registrant ("General Steel"), entered into a certain Baotou-GSHI Special Steel Joint Venture

Agreement (the "Agreement") with Da Qiu Zhuang Metal Sheet Co., Ltd., a limited liability company formed under the laws of the People's Republic of China and a subsidiary of the Registrant ("DQ") and Baotou Iron and Steel (Group) Co., Ltd., a limited liability company formed under the laws of the People's Republic of China (the "Baotou Steel").

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

                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: November 14, 2005                     /s/ Zuo Sheng Yu
                                           -------------------------------------
                                           Zuo Sheng Yu
                                           Chief Executive Officer and President



                                           General Steel Holdings, Inc.
                                           (Registrant)

Date: November 14, 2005                     /s/ John Chen
                                           -------------------------------------
                                           John Chen
                                           Director and Chief Financial Officer