Form 10-K
period 2005-12-31
GENERAL STEEL HOLDINGS INC
filed 2006-03-31
CIK 1239188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number: 333-105903

                          GENERAL STEEL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 NEVADA                                           412079252
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

 10th Floor, Building A, Haitong Plaza                              100037
          No. 3 Nanlishi Ave.
            Xicheng District
             Beijing, China
(Address of principal executive offices)                          (Zip Code)

                              Incorp Services Inc.
                             6075 S. Eastern Avenue
                     Suite 1, Las Vegas, Nevada, 89119-3146
                               Tel: (702) 866-2500
           (Name, address and telephone number for Agent for Service)

                                +86 (10) 68000346

              (Registrant's telephone number, including area code)

                                     [None]
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Securities registered pursuant to Section 12(b) of the Act: none


           Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange on
          Title of each class                              which registered
----------------------------------------                ------------------------
Common Stock, $ .001 par value per share                     Not applicable




     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

     As of March 29, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $58,367,997 based on the $1.80 as reported on the OTC Bulletin Board.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                             Outstanding at March 29, 2006
----------------------------------------           -----------------------------
Common Stock, $ .001 par value per share                  32,426,665 shares


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                           Parts Into Which Incorporated
--------                                           -----------------------------
None                                               Not applicable

                                     PART I

ITEM 1. Business.

ABOUT OUR COMPANY

         Our Company was initially incorporated as "American Construction Company", on August 5, 2002 in the State of Nevada for the purpose of commencing a business of general construction contracting.

         It was the Company's objective to provide to its customers timely and durable construction of their residential and commercial needs. To accomplish the above objective, the now retired founder of our company, Jeff Mabry established American Construction Company. American Construction Company then established its subsidiary, West Dee Construction Ltd. (a Saskatchewan, Canada Company) on August 8, 2002 by purchasing 100 shares from its treasury. We established our subsidiary for the purpose of achieving our above stated objectives in Saskatchewan, Canada, that is, to enter the residential and commercial construction industry.

         On October 14, 2004, American Construction Company and General Steel Investment Co., Ltd. ("General Steel Investment") and Northwest Steel Company, a Nevada corporation ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel Investment, and its 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd. ("Daqiuzhuang Metal") in exchange for shares of the Company's common stock, of which 22,040,000 shares are a new issuance by the Company. Under the terms of the Agreement, General Steel Investment remained a wholly-owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. The stockholders of General Steel, after completion of the Merger, now own approximately 96% of the Company's common stock outstanding as of October 15, 2004 (excluding any additional shares issuable upon outstanding options, warrants and other securities convertible into common stock).

         Daqiuzhuang Metal was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People's Republic of China (PRC). The Articles of Incorporation of Daqiuzhuang Metal provide for a 10-year operating term beginning on August 18, 2000 with a registered share capital of $9,583,200. Daqiuzhuang Metal is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. Tianjin Long Yu Trading Material Co., Ltd, a Chinese limited liability company, was the majority owner with 71% of ownership interest. Tianjin Long Yu Trading Material Co., Ltd was incorporated in 2000 in Tianjin Municipality, Daqiuzhuang county; People's Republic of China. Mr. Yu, Zuo Sheng has a 90% ownership interest in Tianjin Long Yu Trading Material Co., Ltd.

         During January 2004, upon the Company's Board of Directors' approval, Tianjin Long Yu Trading Material Co., Ltd and other minority shareholders sold their ownership interests in Daqiuzhuang Metal amounting to 70% of the share capital of Yang Pu Capital Automotive Investment Limited ("Yang Pu"). Yang Pu is a Chinese registered limited liability company which is 100% indirectly owned by Mr. Yu, Zuo Sheng.

         On May 16, 2004, the Company agreed to purchase Yang Pu's 70% equity interest in Daqiuzhuang Metal for the amount of 55.45 million RMB or approximately $6,709,450. Daqiuzhuang Metal received a new business license certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004.

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

         Since 1998, DQ has expanded its operations to six production lines processing 250,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 40% market share of all steel sheets used in the production of agricultural vehicles in China. The Company is building a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. The new plant has already started full operation since the middle of March 2006.

         Having negotiated with Baotou Iron and Steel (Group) Co., Ltd. ("Baotou") for nearly a year, we finally announced on September 28, 2005 the firm agreement with Baotou to set up the Baotou Steel-General Steel Special Steel Joint Venture Company Limited (the "Joint Venture Company"), which will be incorporated in Baotou City, Inner Mongolia Autonomous Region.

         The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell special steel and to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company shall have a capacity of producing 600,000 tons of specialty steel products a year.

         The registered capital of the joint venture will be approximately $24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership structure will be as follows:

                                                                     % Ownership
                                                                     -----------

Baotou Iron and Steel (Group) Co., Ltd.                                  49%
General Steel Investment Co., Ltd.                                       31%
Da Qiu Zhuang Metal Sheet Co., Ltd.                                      20%


         Baotou Iron and Steel (Group) Co., Ltd. shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Da Qiu Zhuang Metal Sheet Co., Ltd. will contribute approximately $5,000,000 in cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture.

         The Company also completed a private placement in 2005 and sold a total of 1,176,665 shares of common stock at $1.50 per unit. Each unit comprises one share of common stock of the Company and two warrants. The warrants can be exercised on the first anniversary date of their issuance at a price of $2.50 per share and on the second anniversary date of their issuance at a price of $5.00 per share. At the option of the investors, the Company may be required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

         Under this private offering, the Company raised a total of $1,765,000, net of $158,850 paid for commissions for net proceeds of $1,606,150, which will be used to pay for the above mentioned joint venture.

Marketing and Customers

         Hot rolled carbon and silicon steel sheets are semi-finished products. The Company sells its products primarily to distributors, service centers, or manufacturers who may further process these products or resell them without further processing.

         The Company's products are primarily used by domestic manufacturers of economy agricultural vehicles: small, motorized, 3-wheel vehicles with a payload from 1,650 to 4,400 lbs. (750 to 2,000 kgs), retailing between 1,200 and 1,800 USD (10,000 - 15,000 RMB).

         The production of inexpensive agriculture vehicles targets the needs of low income farming populations in the rural areas of China. International non-government organizations estimate that 80% of China's population of 1.3 billion is comprised of low-income rural farmers.

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

         The Company currently sells its products through the following nineteen distributors:

Shandong  Liaocheng  Xinda  Steel         Henan Yuanyang Jinxin Metal Sheet Co.,
Products Co., Ltd.                        Ltd.

Jiangsu Xuzhou Hengye Metal Sheet         Zhejiang Wenzhou Jianlong Steel Co.,
Co., Ltd.                                 Ltd.

Shandong Zibo Zhoucun Jinzhou             Jiangsu Wuxi Dazhuang Supply
Supply Materials Co., Ltd.                Materials Co., Ltd.

Qinghai Xining Zhenning Supply            Shandong Jining Tonghui Commercial
Materials Co., Ltd.                       Trading Co., Ltd.

Shandong GaomiXinfeng Supply              Jiangsu Nantong Zhongtie Economic
Materials Co., Ltd.                       Trading and Development Co., Ltd.

Jiangsu Zongshen Motorcycle               Tianjin Beihua Industrial Trading Co.,
Manufacturing Co., Ltd.                   Ltd.

Shandong Boxing County Boyuan             Jiangsu Yancheng Dinghua Supply
Supply Materials Co., Ltd.                Materials Co., Ltd.

Shandong Qufu Erqing Industrial           Henan Changge Stone Supply Materials
Supply and Sales Co., Ltd.                Co., Ltd.

Tianjin Yufeng Supply Materials .         LiFengJiang
Co., Ltd

Tianjin Beichen District Zhiyuan
Metal Materials Co., Ltd.

         Upon inception of business, each distributor pays 500,000 RMB, that is, approximately $60,500 deposit to the Company. Distributors must submit a monthly sales plan for each calendar year. Distributors are required to have a minimum annual order requirement of 5,000 tons. Distributors who do not meet this quota are penalized based on a certain percentage of the difference between the minimum requirement and their actual sales. Thus far, the Company has not experienced such a problem with any of its distributors and hence did not have to enforce any penalty. All of the orders by the distributors are paid in full by cash payment. Distributors place orders thirty days prior to delivery and pay in full upon or before delivery.

         Our revenue is dependent, in large part, on significant contracts from a limited number of customers. During the fiscal year ended December 31, 2005 approximately 37% of sales were to five customers and approximately 9% of sales were to one customer. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue.

ABOUT OUR PRODUCTS

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

         From 2004 to 2005, overall Company's sales volume increased by 7% from 190,936 tons in 2004 to 203,422 tons in 2004.

OUR RECENT STRATEGIC ALLIANCE

         The Company has recently signed an agreement with Baotou Iron and Steel Group. The purpose of the Agreement was to form a new joint venture company, Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China (the "Joint Venture Company"). The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell special steel and to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company shall have a capacity of producing 600,000 tons of specialty steel products a year.

Capital Contributions

         The Agreement states that the investment capital of the Joint Venture Company will be US$30,000,000, and the registered capital will be approximately US$24,000,000.

         The Agreement sets forth the initial contributions of each party to the

Joint Venture Company. Baotou Steel will contribute land, existing equipment and materials. General Steel and DQ will each contribute cash.

Ownership

         The Article of Incorporation states that Baotou Steel will have a 49% ownership interest, General Steel will have a 31% ownership interest and General Steel's subsidiary, DQ Metal will have a 20% ownership interest, respectively, in the Joint Venture Company.

Directors and Management

         The Articles of Incorporation states that there will be seven (7) directors of which three (3) will be appointed by Baotou Steel, two (2) will be appointed by General Steel and two (2) will be appointed by DQ. The chairman and the vice chairman will be elected by the board of directors. The Article of Incorporation states that certain major issues will require the unanimous approval of the all directors and all other issues will be discussed and approved by a majority of all the board members.

         The Joint Venture Company will have a management office consisting of one general manager, five vice general managers and one chief financial officer. Baotou Steel will recommend the general manager and one vice general manager, General Steel will recommend one vice general manager and DQ will recommend one vice general manager and the chief financial officer. Two additional vice general managers will be hired by recommendation of Baotou Steel. All the managers position have to be approved by majority of all directors.

Duration of the Joint Venture Company

         The duration of the Joint Venture Company will be 30 years and can be extended upon suggestion of one party to the Agreement six months before the expiration date of the Agreement and upon the approval by the Board of Directors.

Miscellaneous Provisions

         In addition, the Agreement sets out various administrative provisions relating to the Agreement, including, but not limited to, labor management, taxes, foreign exchange control, disposal of assets upon liquidation, insurance, force majeure and amendment and termination of the Agreement.

ABOUT OUR RECENT PRIVATE PLACEMENT

         The Company has offered an aggregate of 3,333,333 shares of Common Stock par value $0.001 in a private placement to investors at a purchase price of $1.50 per share. On September 18, 2005 the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share. In addition each share of common stock included two warrants which give the right of the warrant holder to purchase an additional 2,353,330 of common stock in the future. The warrants can be exercised on the first anniversary date, that is, September 18, 2006 at a price of $2.50 per share and on the second anniversary date, that is, September

18, 2007, at a price of $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure of the Company.

         At the option of the investors the Company may be required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

         Under this private placement, the Company raised $1,765,000 in the aggregate, net of $158,850 paid for commissions for net proceeds of $1,606,150.

                                  THE OFFERING

Common stock outstanding prior to this offering                       31,250,000
(at March 31, 2005)
Common stock being offered for resale to the public               (1)  3,529,995
Common stock outstanding after this offering                          34,779,995

Percentage of common stock outstanding following this offering            11.29%
that shares being offered for resale represent


(1) Assumes that all of the shares issued or to be issued pursuant to the subscription agreement will be registered.

Total proceeds raised in the offering:

We will not receive any proceeds from the resale of our common stock pursuant to this offering. We have received $1,765,000 in gross proceeds from the investors under the Subscription Agreement. We may also receive some proceeds if any of the selling shareholders exercise their warrants through cash exercise.

Use of proceeds: Any proceeds we may receive will be used for acquisition of businesses, general corporate purposes and to finance the recent joint venture with Baotou Steel described above.

Code of Ethics and Business Conduct

General  Steel's  Code of Ethics and  Business  Conduct is  available on General
Steel's         website         at        the         following         address:
http://www.gshi-steel.com/gshi-steel/codeofethics.pdf. General Steel's Code of Ethics and Business Conduct provides information:

         o        To  guide   employees  so  that  their  business   conduct  is
                  consistent with the Company's ethical standards;

         o        To  improve  the   understanding  of  the  Company's   ethical
                  standards among customers, suppliers and others outside the Company.

General Steel's Code of Ethics and Business Conduct may also be obtained free of
charge   by   contacting   our   Chief   Financial   Officer,   John   Chen   at
john@gshi-steel.com or by phone: 86-10-68000346

ITEM 1A. Risk Factors.

         Competition within the steel industry is intense. In the sale of flat rolled carbon steel and silicon steel, the Company competes with competitors on the basis of product quality, responsiveness to customer needs and price. There are two types of steel and iron companies in China: State Owned Enterprises
(SOEs) and privately owned companies.

         The Company competes with both state owned and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We may be unsuccessful in our attempts to compete, which would have a material adverse impact on our business and financial condition. The Company considers there to be three major competitors of similar size, production capability and product line in the market place: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant. With the PRC's entry into the World Trade Organization and the PRC's agreements to lift many of the barriers to foreign competition, the Company believes that competition will increase in the PRC agricultural equipment market as a whole with the entry of foreign companies to the market.

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

         Our continued growth is dependent upon our ability to raise capital from outside sources. We believe that in order to grow our company further, we will seize the opportunity in Chinese state owned enterprise's privatization and set up strategic joint ventures with these SOE companies. That will require us to finance through the capital market. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

         o        Our financial condition and results of operations,
         o        The  condition  of  the  PRC  economy  and  the   agricultural
                  equipment industry in the PRC, and
         o Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

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

         Our revenue is dependent, in large part, on significant contracts from a limited number of customers. For the year ended December 31, 2005 approximately 37% of sales were to five customers. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts would have a material adverse effect on our business, operating results and financial condition.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

We may not be able to pass on to customers increases in the costs of our raw materials, particularly iron and steel.

         The major raw materials that we purchase for production are steel slabs and strip steel. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those higher costs to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

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

         There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Our subsidiaries and we are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatments issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We cannot assure you that any such restructuring would be effective or would not result in similar or other difficulties. We may be subject to sanctions, including fines, and could be required to restructure our operations. As a result of these substantial uncertainties, we cannot assure you that we will not be found in violation of any current or future PRC laws or regulations.

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

         Our officers, directors and affiliates beneficially own approximately 96% of our common stock. Mr. Yu, Zuo Sheng our major shareholder, beneficially owns approximately 76.5% of our common stock and is the selling stockholder herein. Mr. Yu can effectively control us and his interests may differ from other stockholders

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or enforce U.S. court judgments against us or them in the PRC.

         Among all of our directors only one director resides in the United States. In addition, Daqiuzhuang, our operating subsidiary, is located in China substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. and the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

Our common stock is subject to price volatility unrelated to our operations.

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


ITEM 1B. Unresolved Staff Comments.

         None

ITEM 2. Properties.

         The Company's sole manufacturing site and the office buildings are located in the Hebei province, Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center. The Company is situated on 17.81 acres (7.21 hectares) of land and resides within 320,390 sq. ft. (29,667 sq. m.) of building space. All property is fully owned and has been paid in full. There are no outstanding liens or mortgages on the property owned by the Company.


         The Company's production equipment includes the following:

------------------------------------------------------ -------------------------
Equipment                                              Quantity
------------------------------------------------------ -------------------------
1,200 mm Rolling machine                               6
------------------------------------------------------ -------------------------
Gas-fired reheat furnace                               6
------------------------------------------------------ -------------------------
16mm thick cut to size shearer                         5
------------------------------------------------------ -------------------------
6mmx 2,500mm cut to size shearer                       10
------------------------------------------------------ -------------------------
2,200 m3 gas producer                                  6
------------------------------------------------------ -------------------------
Annealing furnace                                      2
------------------------------------------------------ -------------------------
Roller grinder                                         2
------------------------------------------------------ -------------------------
Gas producer                                           9
------------------------------------------------------ -------------------------
Air compressor                                         6
------------------------------------------------------ -------------------------
Flattening machine                                     2
------------------------------------------------------ -------------------------
Straightening machine                                  2
------------------------------------------------------ -------------------------
Overhead cranes                                        24
------------------------------------------------------ -------------------------
Transportation vehicles (10 - 15 tons)                 3
------------------------------------------------------ -------------------------
All equipment is owned by the Company and has been paid in full.

ITEM 3. Legal Proceedings.

         None

ITEM 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of General Steel Holdings Inc.'s security holders during the fourth quarter of 2005.



                                     PART II

ITEM 5. Market for General Steel Holdings Inc.'s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The common stock of General Steel Holdings Inc. is listed on the OTC Bulletin Board with the ticker symbol "GSHO." Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

--------------------------- ------------- ------------- ------------- ----------
HIGH AND LOW STOCK PRICES   1ST QTR       2ND QTR       3RD QTR       4TH QTR
--------------------------- ------------- ------------- ------------- ----------
2005   High                 $2.25         $1.85         $1.75         $1.73
--------------------------- ------------- ------------- ------------- ----------
       Low                  $0.98         $1.00         $1.21         $1.19
--------------------------- ------------- ------------- ------------- ----------
2004   High                 N/A           N/A           N/A           $2.50
--------------------------- ------------- ------------- ------------- ----------
       Low                  N/A           N/A           N/A           $1.25
--------------------------- ------------- ------------- ------------- ----------

         Prior to March 4, 2005, the Company common stock was traded under the name of American Construction Company with the symbol "ACNS."

         As of September 15, 2005, there were approximately 221 holders of record of our common stock.

         Unregistered securities

         The Company  has offered an  aggregate  of  3,333,333  shares of Common
Stock par value $0.001 in a private  placement to investors at a purchase  price of  $1.50  per  share.  On  September  18,  2005  the  Company  entered  into  a subscription  agreement  with  certain  investors  to sell a total of  1,176,665 shares of common  stock at $1.50 per  share.  In  addition  each share of common stock  included  two  warrants  which  give the right of the  warrant  holder to purchase an additional 2,353,330 of common stock in the future. The warrants can be exercised on the first  anniversary  date,  that is,  September 18, 2006 at a price of $2.50 per share and on the second  anniversary date, that is, September
18, 2007,  at a price of $5.00 per share.  The number of shares  attached to the warrants  will be adjusted  due to  dividends  and changes in the capital  stock structure of the Company.

         At the option of the investors the Company may be required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

         Under this private placement, the Company raised $1,765,000 in the aggregate, net of $158,850 paid for commissions for net proceeds of $1,606,150.

ITEM 6. Selected Financial Data.

(Dollars in Thousands)

--------------------------- ----------------- ------------ -------------- -------------- ----------------
SUMMARY OF OPERATIONS       2005              2004         2003           2002           2001
                                                                                         (Unaudited)
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Total sales                 89,740            87,832       57,306         44,468         38,191
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Sales Growth %              2.2%              53.3%        28.9%          16.4%          11.5%
--------------------------- ----------------- ------------ -------------- -------------- ----------------


--------------------------- ----------------- ------------ -------------- -------------- ----------------
Cost of sales               81,166            81,613       52,804         41,328         36,012
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Selling, general, and       2,781             2,317        1,532          1,539          2,468
administrative
expenses
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Interest expense            1,824             1,572        638            788            770
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Net income                  3,220             915          1,091          457            294
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Net income per              0.09              0.07         0.12           0.05           0.03
common share
--------------------------- ----------------- ------------ -------------- -------------- ----------------
FINANCIAL DATA
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Total assets                58,993            52,969       37,432         33,357         41,091
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Depreciation and            1,344             1,255        1,013          959            1,560
amortization
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Current Ratio               0.96              0.92         0.77           0.84           0.88
--------------------------- ----------------- ------------ -------------- -------------- ----------------
Basic weighted              31,250            13,595       9,175          9,175          9,175
average shares
outstanding (in
thousands)
--------------------------- ----------------- ------------ -------------- -------------- ----------------


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Overview

         Following the acquisition of ownership in General Steel Investment Co., Ltd. in October 2004, the Company has shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit of the Company, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "DQ") started its operation in 1988. DQ's core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

         DQ uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x
0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for the Company's products.

         Since 1998, DQ has expanded its operations to six production lines processing 250,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 40% market share of all steel sheets used in the production of agricultural vehicles in China. The Company is building a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. This new plant has already been put into full production since mid-March 2006. The Company now operates 10 steel production lines for the production of hot-rolled steel sheets.

                  Having negotiated with Baotou Iron and Steel (Group) Co., Ltd. for nearly a year, we finally announced on September 28, 2005 the firm agreement with them to set up the Baotou Steel-General Steel Special Steel Joint Venture Company Limited.



                  The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell special steel and to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company shall have a capacity of producing 600,000 tons of specialty steel products a year.



                  The registered capital of the joint venture will be approximately $24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:


                                                                  % Ownership
                                                                  -----------
         Baotou Iron and Steel (Group) Co., Ltd.                       49%
         General Steel Investment Co., Ltd.                            31%
         Da Qiu Zhuang Metal Sheet Co., Ltd                            20%


         Baotou Iron and Steel (Group) Co., Ltd. shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Da Qiu Zhuang Metal Sheet Co., Ltd. will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule that 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture.

         The Company also completed a private placement round in 2005 to sell a total of 1,176,665 shares of common stocks at $1.50 per unit. Each unit contains one share of its common stock and two warrants. The warrants can be exercised on the first anniversary date at $2.50 per share and on the second anniversary date at $5.00 per share. At the option of the investors the Company maybe required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

         Under this private offering, the Company raised total of $1,765,000 which will be used to pay for the above mentioned joint venture.


Results of Operations

         The results of operations of the Company are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2006. As a result, the consumption of our steel products is expected to remain at a high level. We believe that we have successfully positioned ourselves within the Chinese agricultural vehicle market. As this market continues to demonstrate increased demand for steel, we remain focused on building our leadership position by enhancing the quality of our products and expanding our production capacity.

         The price of steel products in China reached its peak in April 2005 and took a slide throughout the rest of the year. The drop in steel price was mainly attributable to the overproduction by the Chinese steel companies. Our Company has its own advantages as we operate in a special niche market which serves the agricultural businesses. We haven't been seriously affected by the same problem of overproduction as the rest of the Chinese steel market has. However, the Company does believe that the highly competitive market will exist throughout 2006, with pressures for shipment volumes and prices. In view of that, the Company will continue to focus on cost control and new market development.

         The Company's sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. The Company's cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

Net sales and gross profit

2005 compared to 2004

         Net sales for the year ended December 31, 2005 were $89.7 million compared to $87.8 million in 2004, representing a 2% increase. Shipments for year ended December 31, 2005 climbed 7% to 203,422 tons from 190,936 tons due to overall increase in productivity and market development. Average selling price per ton including sale of scrap for the years ended December 30, 2005 and 2004 has increased to $479 from $460. The price of our finished products climbed to its peak around $730 in April 2005 and slowly dropped throughout the rest of the year. The overall average selling price in 2005 was still higher than 2004 as a result of good market demand for our steel products. In summary, the main reasons for the increase in sales revenue are due to an increase in selling price and an increase in shipment volume of steel products.

         Gross profit for the years ended December 31, 2005 was $8.6 million, an increase of 38% or $2.4 million from $6.2 million for the same period last year. Gross profit margin increased to 9.6% from 7.1% for the years ended December 31, 2005 and 2004. This increase in gross profit margin is mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. The Company has to adjust its products' prices in order to stay competitive in this market. The management thinks that the pressure on the selling price will be mitigated in 2006 as a result of steel industry consolidation and overall increase in demand.

2004 compared to 2003

         Net sales for the year 2004 was $87.8 million, exceeding the previous high of $57.3 million by 35%. Shipments in 2004 climbed 41% to 190,936 tons, due to overall increase in market demand. Average selling price per ton including sale of scrap has increased to $460 from $418 as a combined result of good market demand and change in the mix of products sold with increasing sales volume of silicon steel. In summary, the main reasons for the increase in sales revenue in 2004 was due to an increase in selling price and an increase in demand for steel products due to the good market conditions.

         Gross profit for the year ended December 31, 2004 was $6.2 million, an increase of 28% or $1.7 million from $4.5 million for the prior year. This increase in gross profit was mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price.

Cost of sales

2005 compared to 2004

         Overall cost of sales slightly decreased to $81.2 million for the years ended December 31, 2005 from $81.6 for 2004. Cost of sales as percentage of sales decreased from 92.9% to 90.4%. Average cost per ton was $434 and $438, respectively for the years ended December 31, 2005 and 2004. Even though the sales volume went up by 7% in 2005 compared to 2004, the decrease in cost of sales was due primarily to the cheaper raw materials price and increase in work efficiency for the years ended December 31, 2005 compared to 2004.

2004 compared to 2003

         Overall cost of sales went up to $81.6 million for the year ended December 31, 2004 from $52.8 million for 2003. The increase was the combined effect of both increases in production volume and raw materials price.

         However, cost of sales as a percentage of sales increased from 92.1% to 92.9% due primarily to an increase in selling price and conversion costs for the year ended December 31, 2004 compared to 2003.

Selling, General and Administrative Expenses

2005 compared to 2004

         Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $2.8 million for the year ended December 31, 2005. It represented a 20% increase from $2.3 for the year ended December 31, 2004. A large component of the increase came from the legal and accounting expenses and investor and public relations charges for the public listed company.

2004 compared to 2003

         Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $2.3 million, it represented a 34% increase from $1.5 million for the year ended December 31, 2003. A large component of the increase came from the legal and accounting charges due to the Company's reverse merger between American Construction Company and General Steel Investment Co., Ltd. and our attempt to acquire the rolling mill equipment from a bankrupted Canadian steel maker, the Stelco Plate Company Ltd.

Other income (expense)

2005 compared to 2004

         Other income (expense) for the year ended December 31, 2005 consisted mainly of finance charges and interest income. Interest expense was $1.8 million for the year ended December 31, 2005 representing a $0.2 million year over year increase. Outstanding bank loans increased to $27.1 million from $25.7 million as of December 31, 2005 and 2004, respectively. This increase in debt borrowing is mainly driven by management's decision to increase the working capital for the current operation.

2004 compared to 2003

         Other income (expense) for the year ended December 31, 2004 consisted mainly of finance and interest charges of $1.6 million, a $0.9 million increase from 2003. Outstanding bank loans increased to $25.7 million from $13.8 million as of December 31, 2004 and 2003, respectively. The increase in debt borrowing is mainly driven by the management's decision to pay more in advance payments and deposits to suppliers to ensure stable raw materials supply and to lock in discounted prices.

Income taxes

         The Company did not carry on any business and did not maintain a branch office in the United States during the years ended December 31, 2005, 2004 and 2003. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

         Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. The Company has applied for this tax benefit since the beginning of 2005. The Company has been accruing the income tax every quarter as required by the local tax administrative agencies. Having obtained the approval notice from local tax administrative agency by the end of March 2006, the Company has decided to reverse the accruals for 2005 income taxes and add them back to the net income.

         The Company's effective state and local income tax rate was 33% for the years ended December 31, 2004 and 2003. Income tax expense was $906,277 for the year ended December 31, 2004, up from $767,431 in 2003 due to higher pretax income.

Liquidity and capital resources

         Due to the good market demand for our steel products, the Company plans to maintain higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the joint venture is issued. Cash balance including restricted cash amounted to $11.4 million, $9.1 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003.

Operating activities

2005 compared to 2004

         Net cash provided by operating activities for the years ended December 31, 2005 was $8.5 million compared with $7.3 million used in operating activities for 2004. The Company's net income before minority interest was $4.2 million for the years ended December 31, 2005, a $3.0 million or 204% increase compared with last year. More customer deposits, less inventory and less advances on inventory purchases became the major factors of this increase in cash generated by operating activities.

2004 compared to 2003

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

Investing activities

2005 compared to 2004

         Net cash used in investing activities was $7.3 million for the years ended December 31, 2005 compared with $0.76 million provided by investing activities for the years ended December 31, 2004. This change mainly resulted from the increase in notes receivable and equipment purchases. Our customers usually pay for our products with promissory notes issued by the banks which in turn can be used like cash by the Company to pay for its purchases. The Company was also building four more production lines next to the existing facility. This construction has been completed as of the statement date. The Company spent $4.2 million on construction in progress.

2004 compared to 2003

         Net cash provided by investing activities was $762,431 for the year ended December 31, 2004 compared with $5,772,859 used in investing activities for the year ended December 31, 2003. This change resulted from an increase in collections on notes receivable and a decrease in equipment purchases due to the completion of our plant facility construction.

Financing activities

2005 compared to 2004

         The Company issued 1,176,665 shares of redeemable stock in a private placement round on September 18, 2005. The stock was issued at $1.50 per share with options for the Company to purchase the shares back at $1.95, eighteen month after the closing date. Under this private offering, the Company raised total of $1,765,000 which will be used to pay for the special steel joint venture with Baotou Iron and Steel Group. This is the main reason attributable to the net cash provided by financing activities.

2004 compared to 2003

         The Company signed two new agreements with Shanghai Pufa Bank and China Merchants Bank to borrow $6,050,000 from each. The proceeds were used to pay for inventory purchases due to the reason noted under "OTHER INCOME (EXPENSE)."

Certain Relationships and Related Transactions.

The Company issued a note to Yang Pu Automotive Investment Limited, a related party, for business purpose on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,976,000, for one year with an interest rate at 7% and due at maturity.

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $980,000 and $990,000 outstanding on this loan as of December 31, 2005 and 2004, respectively. This amount is short-term and is non interest bearing.

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

         In 2005, the Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge. As for the remodeling of gas furnace and desulphurization of discharged gas, the local government has not posted any control measures currently and we have no plans to proceed with this remodeling until such time regulations have been implemented.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk and Related Risks

         In the normal course of its business, General Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. General Steel does not use any derivative commodity instruments to manage the price risk. General Steel's market risk strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed annual production capacity of 200,000 tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $200,000.

Interest Rate Risk

         At December 31, 2005, General Steel's outstanding debt are short-term and bear interest at fixed interest rates and accordingly are not sensitive to changes in interest rates. We do not use swaps or other interest rate protection agreements to hedge this risk.

Foreign Currency Exchange Rate Risk

         General Steel's operating unit, Daqiuzhuang Metal, is located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the 2005 average Reminbi exchange rate would result in a $457,300 charge to income.

ITEM 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of General Steel Holdings, Inc.
(Formerly known as American Construction Company)

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. (Formerly known as American Construction Company) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of three years in the period ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore Stephens Wurth Frazer and Torbet, LLP


Walnut, California
March 24, 2006


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                     ASSETS

                                                                                2005          2004
                                                                            -----------   -----------
CURRENT ASSETS:
    Cash                                                                    $ 8,648,373   $ 5,547,810
    Restricted cash                                                           2,735,583     3,597,480
    Accounts receivable, net of allowance for doubtful accounts of $1,371
      as of December 31, 2005 and December 31, 2004                             993,417       523,398
    Notes receivable                                                              4,960       374,955
    Note receivable - related party                                           2,976,000          --
    Other receivables                                                           109,769       214,905
    Inventories                                                              10,730,941    12,826,561
    Advances on inventory purchases                                          10,716,293    13,469,984
    Advances on equipment purchases                                           1,053,169          --
    Short-term investment                                                        37,200        36,300
    Prepaid expenses - current                                                   64,647          --
                                                                            -----------   -----------
      Total current assets                                                   38,070,352    36,591,393
                                                                            -----------   -----------

PLANT AND EQUIPMENT, net                                                     18,213,872    14,100,324
                                                                            -----------   -----------

OTHER ASSETS:
    Prepaid expenses - non current                                              669,460          --
    Intangible assets - land use right, net of accumulated amortization       2,039,532     2,277,279
                                                                            -----------   -----------
      Total other assets                                                      2,708,992     2,277,279
                                                                            -----------   -----------

        Total assets                                                        $58,993,216   $52,968,996
                                                                            ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $   823,760   $   293,348
    Short term loans - bank                                                  27,118,800    25,748,800
    Short term notes payable                                                  5,406,400     6,776,000
    Other payables                                                               69,667       400,110
    Other payable - related party                                               980,000     1,011,012
    Accrued liabilities                                                         916,957       393,532
    Customer deposits                                                         1,276,536     2,009,313
    Deposits due to sales representatives                                     1,261,080     1,231,780
    Taxes payable                                                             1,682,330     1,879,615
                                                                            -----------   -----------
      Total current liabilities                                              39,535,530    39,743,510
                                                                            -----------   -----------

SHARES SUBJECT TO MANDATORY REDEMPTION                                        2,115,906          --
                                                                            -----------   -----------

      Total liabilities                                                      41,651,436    39,743,510
                                                                            -----------   -----------

MINORITY INTEREST                                                             5,387,026     4,015,108
                                                                            -----------   -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.001 par value, 75,000,000 shares authorized,
      31,250,000 shares issued and outstanding                                   31,250        31,250
    Paid-in-capital                                                           6,395,617     6,871,358
    Retained earnings                                                         4,287,946     2,152,976
    Statutory reserves                                                          840,753       154,794
    Accumulated other comprehensive income                                      399,188          --
                                                                            -----------   -----------
      Total shareholders' equity                                             11,954,754     9,210,378
                                                                            -----------   -----------

        Total liabilities and shareholders' equity                          $58,993,216   $52,968,996
                                                                            ===========   ===========

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

        CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                    2005            2004            2003
                                                ------------    ------------    ------------

SALES REVENUE                                   $ 89,739,899    $ 87,831,919    $ 57,305,601

COST OF SALES                                     81,165,850      81,613,187      52,804,197
                                                ------------    ------------    ------------

GROSS PROFIT                                       8,574,049       6,218,732       4,501,404

SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES      2,781,070       2,316,699       1,532,033
                                                ------------    ------------    ------------

INCOME FROM OPERATIONS                             5,792,979       3,902,033       2,969,371

OTHER (EXPENSES) INCOME , NET                     (1,600,132)     (1,616,377)       (643,807)
                                                ------------    ------------    ------------

INCOME BEFORE PROVISION FOR INCOME TAXES
     AND MINORITY INTEREST                         4,192,847       2,285,656       2,325,564

PROVISION FOR INCOME TAXES                              --           906,277         767,431
                                                ------------    ------------    ------------

NET INCOME BEFORE MINORITY INTEREST                4,192,847       1,379,379       1,558,133

MINORITY INTEREST                                  1,371,918         464,381         467,440
                                                ------------    ------------    ------------

NET INCOME                                         2,820,929         914,998       1,090,693

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustment          399,188            --              --
                                                ------------    ------------    ------------

COMPREHENSIVE INCOME                            $  3,220,117    $    914,998    $  1,090,693
                                                ============    ============    ============

EARNINGS PER SHARE, BASIC AND DILUTED           $       0.09    $       0.07    $       0.12
                                                ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES                 31,250,000      13,594,890       9,175,000
                                                ============    ============    ============



See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                    Number        Common         Paid-in       Statutory
                                                  of shares        stock         capital        reserves
                                                 -----------    -----------    -----------    -----------
BALANCE, January 1, 2003                           9,175,000    $    10,000    $ 6,892,433    $      --

     Net income
                                                 -----------    -----------    -----------    -----------
BALANCE, December 31, 2003                         9,175,000    $    10,000    $ 6,892,433    $      --

     Net income
     Adjustment to statutory reserve                                                              154,794
     Cash received
     Stock issued for services                        35,000             35            140
     Issuance of common stock to General Steel
        Investment Co., Ltd shareholders
        due to reorganization                     22,040,000         21,215        (21,215)
                                                 -----------    -----------    -----------    -----------
BALANCE, December 31, 2004                        31,250,000    $    31,250    $ 6,871,358    $   154,794

     Net income
     Adjustment to statutory reserve                                                              685,959
     Issuance of redeemable stock                                                 (475,741)
     Foreign currency translation gain
                                                 -----------    -----------    -----------    -----------
BALANCE, December 31, 2005                        31,250,000    $    31,250    $ 6,395,617    $   840,753
                                                 ===========    ===========    ===========    ===========

                                                                                Accumulated
                                                                                  other
                                                   Retained       Stock       comprehensive
                                                   earnings    receivable         income        Totals
                                                 -----------   -----------    -------------   -----------

BALANCE, January 1, 2003                         $   302,079   $   (10,000)   $        --     $ 7,194,512

     Net income                                    1,090,693                                    1,090,693
                                                 -----------   -----------    -------------   -----------
BALANCE, December 31, 2003                       $ 1,392,772   $   (10,000)   $        --     $ 8,285,205

     Net income                                      914,998                                      914,998
     Adjustment to statutory reserve                (154,794)                                        --
     Cash received                                                  10,000                         10,000
     Stock issued for services                                                                        175
     Issuance of common stock to General Steel
        Investment Co., Ltd shareholders
        due to reorganization                                                                        --
                                                 -----------   -----------    -------------   -----------
BALANCE, December 31, 2004                       $ 2,152,976   $      --      $        --     $ 9,210,378

     Net income                                    2,820,929                                    2,820,929
     Adjustment to statutory reserve                (685,959)                                        --
     Issuance of redeemable stock                                                                (475,741)
     Foreign currency translation gain                                              399,188       399,188
                                                 -----------   -----------    -------------   -----------
BALANCE, December 31, 2005                       $ 4,287,946   $      --      $     399,188   $11,954,754
                                                 ===========   ===========    =============   ===========


See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                             2005            2004            2003
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $  2,820,929    $    914,998    $  1,090,693
    Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
       Minority Interest                                                    1,371,918         464,380         467,440
       Depreciation                                                         1,053,976         968,332         916,003
       Amortization                                                           289,938         287,090          96,800
       Loss on disposal of equipment                                           25,992          22,947            --
       Stock issued for services                                                 --               175            --
     (Increase) decrease in assets:
       Accounts receivable                                                   (451,095)        (67,757)      1,100,324
       Other receivables                                                      108,860         113,366       2,190,150
       Other receivables - related parties                                       --           459,800            --
       Inventories                                                          2,378,597      (8,024,646)       (709,723)
       Advances on inventory purchases - related party                           --         1,021,824       3,237,005
       Advances on inventory purchases                                      3,042,837      (5,638,504)     (6,321,289)
       Advances on equipments purchases                                    (1,037,881)           --              --
       Prepaid expense - current                                              (63,709)           --              --
       Prepaid expense - non-current                                         (659,742)           --              --
     Increase (decrease) in liabilities:
       Accounts payable                                                       523,624      (1,085,136)        943,579
       Other payables                                                        (364,090)        191,802            --
       Other payables - related party                                         (10,000)      1,011,012      (1,414,526)
       Accrued liabilities                                                    506,214         332,876      (1,086,810)
       Customer deposits                                                     (771,235)      1,095,153      (1,700,867)
       Deposits due to sales representatives                                   (1,222)        369,050        (364,210)
       Taxes payable                                                         (240,347)        223,773         765,098
                                                                         ------------    ------------    ------------
         Net cash provided by (used in) operating activities                8,523,564      (7,339,465)       (790,333)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) decrease in notes receivable                                   373,785         813,899      (1,188,854)
    Increase in note receivable - related party                            (2,932,800)           --              --
    Increase in short term investment                                            --           (24,200)           --
    Additions to equipment                                                   (627,941)       (253,426)     (2,681,103)
    Additions to construction in progress                                  (4,169,895)           --              --
    Cash proceeds from sale of equipment                                        8,552         226,158            --
    Increase in land use right                                                   --              --        (1,902,902)
                                                                         ------------    ------------    ------------
         Net cash provided by (used in) investing activities               (7,348,299)        762,431      (5,772,859)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings, net of payments on short term loans - bank                    720,980      11,942,700       3,182,300
    (Payments) Borrowings, net of payments on short term notes payable     (1,515,280)         66,550       2,191,310
    Cash received on stock issuance                                              --            10,000            --
    Cash received on issuance of mandatory redeemable stock                 1,606,151            --              --
    Interest expense accrued on mandatory redeemable stock                     34,014            --              --
                                                                         ------------    ------------    ------------
         Net cash provided by financing activities                            845,865      12,019,250       5,373,610
                                                                         ------------    ------------    ------------

EFFECTS OF EXCHANGE RATE CHANGE IN CASH                                       217,536            --              --
                                                                         ------------    ------------    ------------

INCREASE (DECREASE) IN CASH                                                 2,238,666       5,442,216      (1,189,582)

CASH, beginning of year                                                     9,145,290       3,703,074       4,892,656
                                                                         ------------    ------------    ------------

CASH, end of year                                                        $ 11,383,956    $  9,145,290    $  3,703,074
                                                                         ============    ============    ============


See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background

On March 7, 2005, General Steel Holdings, Inc. (the Company) formally changed its name from American Construction Company to General Steel Holdings, Inc. The Company through its subsidiary in China principally engages in the manufacturing of hot rolled carbon and silicon steel sheets which are mainly used on tractors, agricultural vehicles and in other specialty markets.

The Company was originally established on August 5, 2002 for the purpose of commencing the business of general construction contracting. It is the Company's objective to provide to its customers timely and durable construction of their residential and commercial needs. We established our subsidiary for the purpose of achieving our above stated objectives in Saskatchewan, Canada. We established our subsidiary to enter the residential and commercial construction industry in this market.

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

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of General Steel Investment Co., Ltd are the historical financial statements of the Company, formerly the operations of Daqiuzhuang Metal Sheet Co., Ltd.



          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Background, continued

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

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of General Steel Investment Co., Ltd and Tianjin Daqiuzhuang Metal Sheet Co., Ltd (collectively the "Company"). All material intercompany transactions and balances have been eliminated in the consolidation.

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



          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Foreign currency translation, continued

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $399,188, $0 and $0 as of December 31, 2005, 2004 and 2003, respectively. The balance sheet amounts with the exception of equity at December 31, 2005 were translated at 8.06 RMB to $1.00 USD as compared to 8.26 RMB at December 31, 2004. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2005, 2004 and 2003 were 8.18 RMB, 8.26 RMB and 8.26 RMB, respectively.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $1,053,976, $968,332 and $916,003, respectively.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects these assets to be fully recoverable.

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, continued

Plant and equipment, net, continued
-----------------------------------

Plant and equipment consist of the following at December 31:

                                                          2005          2004
                                                       -----------   -----------
Buildings and improvements                             $ 5,391,378   $ 5,089,350
Transportation equipment                                   485,699       240,847
Machinery                                               12,752,995    12,294,697
Construction in progress                                 4,231,318          --
                                                       -----------   -----------
              Totals                                    22,861,390    17,624,894
Less accumulated depreciation                            4,647,518     3,524,570
                                                       -----------   -----------
              Totals                                   $18,213,872   $14,100,324
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

Cash and concentration of risk
------------------------------

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People's Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at December 31, 2005 and 2004, amounted to $11,446,120 and $9,256,618, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash
---------------

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,735,583 and $3,597,480 as of December 31, 2005 and 2004, respectively.

Inventories
-----------

Inventories are stated at the lower of cost or market using weighted average method. Inventories consisted of the followings at December 31,




          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, continued

Inventories, continued
----------------------

                                                          2005          2004
                                                       -----------   -----------
Supplies                                               $ 1,524,332   $   706,737
Raw materials                                            1,195,022     8,416,473
Finished goods                                           8,011,587     3,703,351
                                                       -----------   -----------
Totals                                                 $10,730,941   $12,826,561
                                                       ===========   ===========


Inventories consist of supplies, raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. No work in process inventory existed at December 31, 2005 and 2004, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2005 and 2004, the Company has determined that no reserves are necessary.

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

Intangible assets
-----------------

All land in the People's Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a "land use right" (the Right) to use the land. The Company has acquired land use rights during the years ending in 2000 and 2003 for a total amount of $2,870,902. The Company has the right to use this land for 50 years. As of December 31, 2005, 2004 and 2003, accumulated amortization amounted to $902,550, $593,623 and $306,533. The cost of these rights are being amortized over ten years using the straight-line method.



          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, continued

Intangible Assets, continued
----------------------------

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2005, the Company expects these assets to be fully recoverable.

Total amortization expense for the years ended December 31, 2005, 2004 and 2003, amounted to $289,938, $287,090 and $96,800 respectively.

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

The Company issued new redeemable stock during the quarter ended September 30, 2005. The net present value of the settlement date value is as a liability in the accompanying financial statements.

Income taxes
------------

The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2005 and 2004.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.



          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, continued

Income taxes, continued
-----------------------

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

Under the Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company's subsidiary, Daqiuzhuang Metal Sheet Co., Ltd., became a Chinese Sino-foreign equity joint venture at the time of the merger on October 14, 2004 and it became eligible to receive tax benefit. The company has income tax exemption for the years ended December 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

The provision for income taxes for the period ended December 31 consisted of the following:


                                               2005         2004         2003
                                            ----------   ----------   ----------
Provision for China Income Tax              $     --     $  823,888   $  661,914
Provision for China Local Tax                     --         82,389      105,517
                                            ----------   ----------   ----------
      Total provision for income taxes      $     --     $  906,277   $  767,431
                                            ==========   ==========   ==========



          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Income taxes, continued

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31:

                                              2005         2004          2003
                                           ---------    ---------     ---------
U.S. Statutory rates                            34.0%        34.0%         34.0%
Foreign income not recoginized in USA          (34.0)       (34.0)        (34.0)
China income taxes                             --            33.0          33.0
                                           ---------    ---------     ---------
      Total provision for income taxes         --            33.0%         33.0%
                                           =========    =========     =========


The estimated tax savings for the year ended December 31, 2005 amounted to $1,056,377. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.09 to $0.06.

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

Taxes payable consisted of the followings:


                                                            2005         2004
                                                         ----------   ----------
VAT taxes payable                                        $1,290,982   $1,000,259
Income taxes payable                                        385,510      861,798
Misc taxes                                                    5,838       17,558
                                                         ----------   ----------
Total                                                    $1,682,330   $1,879,615
                                                         ==========   ==========




          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, continued

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

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



          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of significant accounting policies, continued

Recently issued accounting pronouncements, continued

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

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

In March 2005, the FASB published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company's fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 replaces APB No. 20 ("APB 20") and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company's first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of significant accounting policies, continued

Recently issued accounting pronouncements, continued
----------------------------------------------------

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSB) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.


          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Earnings Per Share

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer's equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus the 1,176,665 shares described in note 17 have been excluded from the earnings per share calculation.

The weighted average number of shares used to calculate EPS for the years ended December 31, 2005 (31,250,000), 2004 (13,594,890) and 2003 (9,175,000) reflect only the shares outstanding for those periods.

Note 4 - Supplemental disclosure of cash flow information

Interest paid amounted to $1,785,558, $1,463,385 and $748,829 for the years ended December 31, 2005, 2004 and 2003, respectively.

Income tax payments amounted to $490,431, $489,800 and $428,117 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 5 - Notes receivable and note receivable - related party

Notes receivable represents trade accounts receivable due from various customers where the customers' bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer's bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company had $4,960 and $374,955 outstanding as of December 31, 2005 and 2004, respectively.

The note receivable from related party represents a note issued by the Company to a related party, Yang Pu Automotive Investment Limited, for business purpose on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,976,000, for one year with an interest rate at 7% and due at maturity.

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Prepaid Expenses

Prepaid expenses at December 31, 2005 consisted of the followings:

                                           Current      Long-term       Total
                                         -----------   -----------   -----------
Rent                                     $    44,640   $   262,136   $   306,776
Land Use Right                                20,007       407,324       427,331
                                         -----------   -----------   -----------
      Total                              $    64,647   $   669,460   $   734,107
                                         ===========   ===========   ===========


The Company rented a dormitory for its employees during 2005. The rent is for ten years starting on January 1, 2006 at RMB 90,000 per quarter or RMB 360,000 per year. The Company's prepayment at December 31, 2005 amounted to RMB 2,474,000 or $306,776.

The Company also entered into another rental agreement on July 21, 2005 to rent the land use right for its manufacture expansion. The total amount of the rental is RMB 8,067,400 for a period of 50 years starting on September 1, 2005. The Company made a prepayment of RMB 3,500,000 during 2005 and prepaid balance remained at December 31, 2005 amounted to RMB 3,446,217 or $427,331.

Note 7 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company's vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $10,716,293 and $13,469,984 as of December 31, 2005 and 2004,
respectively.

Note 8 - Other payable - related party

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $980,000 and $990,000 outstanding on this loan as of December 31, 2005 and 2004, respectively. This amount is short-term and is non interest bearing.



          See report of independent registered public accounting firm.


                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks.
The Company had a total of $27,118,800 and $25,748,800 short term bank loans with various banks as of December 31, 2005 and 2004, respectively and consisted of the following:

                                                                 2005          2004
                                                             -----------   -----------
Loan from China Bank, JingHai Branch, due
  November 2006.  Monthly interest only payment at
  6.138% per annum, secured by equipment
  and property                                               $ 1,116,000   $ 1,185,800


Loans from Agriculture Bank, DaQiuZhuang Branch, due
  various dates from March to October 2006
  Monthly interest only payments ranging from
  from 6.975% to 7.533% per annum, guaranteed by an
  unrelated third party and secured by property and
  equipment                                                   10,068,800    10,648,000

Loan from Construction Bank of China, JinHai Branch, due
  August 15, 2006.  Monthly interst only payment at
  7.4604% per annum, secured by properties                     1,004,400     1,089,000

Loans from ShangHai PuFa Bank, due various dates from
  March to November 2006. Monthly interest only
  payments ranging from 6.417% to 6.696% per annum,
  guaranteed by an unrelated third party                       6,200,000     6,050,000

Loans from China Merchants Bank, due various dates from
  June 2006 to September 2006. Quarterly interest only
  payments, annual interest rate of 5.859% to 5.86%,
  guaranteed by an unrelated third party                       8,060,000     6,050,000

Loan from Construction Bank of China, due August 21, 2006
  Monthly interest only payment at 7.4604% per annum,
  guaranteed by an unrelated third party                         669,600       726,000
                                                             -----------   -----------
                 Totals                                      $27,118,800   $25,748,800
                                                             ===========   ===========

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Short term notes payable

The Company has the following short term notes payable outstanding as for December 31, 2005 and 2004:
                                                            2005         2004
                                                         ----------   ----------
China Bank, Jing Hai Branch, various amounts, due
  May 2006, restricted cash required of 50% of loan
  amount, guaranteed by the Company                      $1,438,400   $1,694,000

Agricultural Bank of China, various amounts, due dates
  ranging between January and June 2006,
  restricted cash required of 50% of loan amount,
  guaranteed by the Company and an unrelated
  third party                                             1,488,000    2,057,000

Daqiuzhuang Industrial and Commercial Bank,
  restricted cash required of 30% of loan amount,
  guaranteed by the Company                                    --        605,000

ShangHai PuFa Bank, due May 2006, restricted
  cash required of 50% of loan balance, guaranteed
  by an unrelated third party                             2,480,000    2,420,000
                                                         ----------   ----------
          Totals                                         $5,406,400   $6,776,000
                                                         ==========   ==========


Total interest expense for the years ended December 31, 2005, 2004 and 2003 on all debt amounted to $1,719,351, $1,463,385 and $632,957, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company's revenue recognition policy. As of December 31, 2005 and 2004, customer deposits amounted to $1,276,536 and $2,009,313, respectively.

Note 12 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company's exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,261,080 and $1,231,780 in deposits due to sales representatives outstanding as of December 31, 2005 and 2004, respectively.

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Major customers and suppliers

The Company has 5 major customers which represent approximately 37% and 47% of the Company's total sales for the years ended December 31, 2005 and 2004 respectively.

For the years ended December 31, 2005 and 2004, the Company purchases approximately 85% and 86%, respectively, of their raw materials from four major suppliers.

Note 14 - Minority interest

Minority interest represents the outside shareholders' 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd

Note 15 - Other expenses and income, net

Other income and expense for the years ended December 31 consist of the following:

                                          2005           2004           2003
                                      -----------    -----------    -----------
Finance/interest expense              $(1,824,394)   $(1,572,189)   $  (638,493)
Interest income                           230,103
Other nonoperating income                  12,494        137,169
Other nonoperating expense                (18,335)      (181,357)        (5,314)
                                      -----------    -----------    -----------
Total other expense                   $(1,600,132)   $(1,616,377)   $  (643,807)
                                      ===========    ===========    ===========


Note 16 - Reclassifications

Certain amounts for the years ended December 31, 2004 and 2003 in the accompanying financial statements have been reclassified to conform to the 2005 presentation. These reclassifications have no effect on net income or cash flows.

Note 17 - Private offering of redeemable stock

The Company has offered an aggregate of 3,333,333 shares of Common Stock par value $0.001 in a private placement to investors at a purchase price of $1.50 per share. On September 18, 2005, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share. In addition, two warrants are attached to each share of common stock and each warrant gives the warrant holder the right to purchase an additional share of common stock or a total of 2,353,330 of common stock in the future. The warrants can be exercised on the first anniversary date at $2.50 per share and on the second anniversary date at $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure changes.

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17 - Private offering of redeemable stock, continued

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

In accordance with SFAS no. 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares have been recorded at the net present value of the stock using a discount interest rate of 6.5%. The following table shows the carrying value of the shares subject to mandatory redemption:


Total liability of mandatory redeemable common stock
  1,176,665 shares at $1.95 per share                               $ 2,294,497

Interest expense to accrue over the next 18 months                     (212,606)
                                                                    -----------
Net present value at Sept 30, 2005                                    2,081,891

Interest accrued between Oct - Dec 2005                                  34,015
                                                                    -----------
Carry value at Dec 31, 2005                                         $ 2,115,906
                                                                    ===========



Interest expense will be accrued over the next 15 months and interest expense accrued for the year ended December TTED] 2005 amounted to $34,015.

Under this private offering, the Company raised a total of $1,765,000 and received net proceeds of $1,606,150 net of $158,850 of commissions paid. The difference between the net present value of redeemable stock on September 30, 2005 and the net proceeds, which is $475,741, was recorded as decrease in paid-in capital.

Note 18 - Retirement plan

Regulations in the People's Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

The Joint Venture is required to make contributions to the state retirement plan at 20% of the employees' monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $236,730 and $0 for the years ended December 31, 2005 and 2004, respectively.






          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 19- Statutory reserves

The laws and regulations of the People's Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund, common welfare fund, and the enterprise fund.

Surplus reserve fund
--------------------

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company's registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2005, the Company transferred $457,306, representing 10% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years' losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund
-------------------

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. For the year ended December 31, 2005, the Company transferred $228,653, representing 5% of the year's net income determined in accordance with PRC accounting rules and regulations, to this reserve. This fund can only be utilized on capital items for the collective benefit of the Company's employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders.

Enterprise fund
---------------

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund during 2005.

          See report of independent registered public accounting firm.

                  GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
                (FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 20 - Joint venture agreement with Baotou Steel

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

The registered capital of the joint venture will be approximately $24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:

                                                                     % Ownership
                                                                     -----------
Baotou Iron and Steel (Group) Co.,Ltd.                                   49%
General Steel Investment Co., Ltd.                                       31%
Da Qiu Zhuang Metal Sheet Co., Ltd                                       20%

Baotao Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Da Qiu Zhuang Metal Sheet Co., Ltd. will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. As of December 31, 2005, the Company has not received the approval from the Local Chinese authority.


          See report of independent registered public accounting firm.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         None

ITEM 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

However based upon our evaluation of internal control over financial reporting we have concluded that the disclosure controls over financial reporting are effective.

ITEM 9B. Other Information.

None

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

         The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became our director or executive officer. Our executive officers are elected annually by the board of directors. Our directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the board of directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The executive officers are all full time employees of General Steel Holdings, Inc.

         The directors and executive officers of General Steel Holdings, Inc. are as follows:

---------------------------- ------- ------------------------------------------------------ ------------------
Name                         Age     Position                                               Date of
                                                                                            Appointment
---------------------------- ------- ------------------------------------------------------ ------------------
Yu, Zuo Sheng                40      Director / President and Chief Executive               10/14/04
                                     Officer, Chairman of the Board of Directors
---------------------------- ------- ------------------------------------------------------ ------------------
Warner, Ross                 41      Independent Director                                   8/24/05
---------------------------- ------- ------------------------------------------------------ ------------------
Wong, John                   38      Independent Director                                   8/24/05
---------------------------- ------- ------------------------------------------------------ ------------------
Tian, Lian Hui               64      Independent Director                                   12/20/05
---------------------------- ------- ------------------------------------------------------ ------------------
Chen, John                   33      Director / Chief Financial Officer                     3/7/05
---------------------------- ------- ------------------------------------------------------ ------------------
Wang, Guo Dong               64      Director / Chief Technical Officer                     3/7/05
---------------------------- ------- ------------------------------------------------------ ------------------
Zhao, Sheng Guo              45      Director / Chief Engineer                              3/7/05
---------------------------- ------- ------------------------------------------------------ ------------------
Han, Wen Chun                40      Plant Controller                                       10/14/04
---------------------------- ------- ------------------------------------------------------ ------------------
Liu, Yu Wen                  32      Manager of Sales and Purchase Department               10/14/04
---------------------------- ------- ------------------------------------------------------ ------------------
Yu, Zuo Yan                  38      Manager of Production Department                       10/14/04
---------------------------- ------- ------------------------------------------------------ ------------------
Su, Xiao Gang                40      Manager of the Human Resources Department              01/03/05
---------------------------- ------- ------------------------------------------------------ ------------------

         Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. Each director's term of office is one year.

Audit Committee
Our Board has a separately-designated Audit Committee. Our Audit Committee consists of John Wong, Ross Warner and Tian, Lian. Mr. John Wong is the chairman of the committee. Since the audit committee was still in the process of its formation during 2005 and the first quarter of 2006, the Board of Directors performed the duties of the audit committee. The audit committee is scheduled to hold four meetings during fiscal year 2006.

The primary responsibilities of the Audit Committee are to review the results of the annual audit and to discuss the financial statements, including the independent auditors' judgment about the quality of accounting principles, the reasonableness of significant judgments, the clarity of the disclosures in the financial statements. Additionally, the Audit Committee meets with our independent auditors to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q, recommends to the Board the independent auditors to be retained by us, oversees the independence of the independent auditors, evaluates the independent auditors' performance, receives and considers the independent auditors' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs audit and non-audit services provided to us by our independent auditors, considers conflicts of interest involving executive officers or Board members. Our Board has determined that Mr. Wong is an "audit committee financial expert" as defined by the SEC, and that each member of the Audit Committee is independent.

         Mr. Wang, Guo Dong is also considered to be an independent director.

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

Family relationships

         Mr. Liu, Yu Wen is Mr. Yu, Zuo Sheng's brother in-law, Mr. Yu, Zuo Yan is Mr. Yu, Zuo Sheng's brother.

Biographical information

         Mr. Yu, Zuo Sheng, President and Chief Executive Officer, joined us in August 2000 and became a Director in August 2000. From April 1986 to February 1992, he was President of Daqiuzhuang Metal Sheets Factory, Tianjin, China. From February 1992 to December 1999, he was General Manager of Sheng Da Industrial Company, Tianjin, China. From November 1999 to March 2001, he was President and Chairman of Board of Directors of Sheng Da Machinery Manufactory, Tianjin, China. Since February 2001, he is President and Chairman of Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Since March 2001, he is President and Chairman of Board of Directors of Baotou Sheng Da Steel Pipe Limited, Inner Mongolia, China and Chairman of Board of Directors of Sheng Da Steel and Iron mill, Hebei province, China. Since April 2001, he is President and Chairman of Sheng Da Industrial Park Real Estate Development Limited. Since December 2001, Mr. Yu is President and Chairman of Beijing Shou Lun Real Estate Development Company, Beijing, China.

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

         Mr. John Chen joined us in May 2004. He is the Chief Financial Officer and a Director. From August 1997 to July 2003 , he was senior accountant at Moore Stephens Wurth Frazer and Torbet, LLP, Los Angeles, California, USA. He graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received B.S. degree in accounting from California State Polytechnic University, Pomona, California, USA in July 1997.

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

         Mr. Liu, Yu Wen joined us in August 2000. He is the head of the Sales and Purchase Department. From October 1991 to August 2000, he was office manager of Daqiuzhuang Metal Sheet Company, Daqiuzhuang, Tianjin, China. Since August 2000, he is office manager of Daqiuzhang Metal Sheet Company Limited. In July 1991, he graduated from Jinghai Adult High School, Tianjin, China. He is brother in-law of Mr. Yu, Zuo Sheng.

         Mr. Yu, Zuo Yan joined us in May, 2000. He is the manager of the Production Department. From July 1989 to May 2000, he was manager of steel pipe workshop of Daqiuzhuang Steel Pipe Company. From August 1986 to May 1989, he was the technician of Daqiuzhuang Steel Pipe Company. He graduated from Tianjin Polytechnic Institute in August 1986. He is brother of Mr. Yu, Zuo Sheng.

         Mr. John Wong was elected as the independent director in August 2005. From June 2003 to present, he is the managing partner of Vantage & Associates.

From January 2000 to March 2003, he was the director at Deloitte Touche Corporate Finance, Shanghai. From July 1998 to December 1999, he was director of Amrex Capitals. From July 1996 to June 1998, he worked as senior audit manager at Ernest & Young, Hong Kong. Mr. Wong graduated from Melbourne University in 1989. He obtained Independent Directorship Certificate in 2002.

         Mr. Ross Warner was elected as the independent director in August 2005. From July 2003 to present, he was the Chief of Operations at OCDF. From July 2002 to June 2003, he was the country manager for English First in charge of China and Vietnam. From April 2001 to July 2002, he was the non-technical training manager at TTI-China. From July 1998 to December 2000, he worked as the consultant at Info Technology Group, Inc.-Beijing Office. Mr. Ross Warner obtained the master degree from Thunderbird University.

         Mr. Tian Lian Hui was elected as the independent director in December 2005. He has held the position of Chairman of COCIM since 1995. COCIM is a software company which designs and implements Office Automation Software, such as ERP system for businesses. He has been the head of the Research Institute of Ministry of Electronic Industry. Mr. Tian has also led several national projects including the design of computer information system for Baoshan Steel. Mr. Tian, 64, graduated from Northeast University with a Masters Degree in Automation Control.

         Mr. Su, Xiao Gang joined us in March 2005. He is the manager of the Human Resources Department. From July 2002 to March 2005, he was the deputy general manager of Beijing Wendlar Group. From July 1998 to June 2002, he was the general manager of Tianjin Shengda packaging Co., Ltd. He graduated from Tianjin Institute of Economic Management in 1996.

INDEMNIFICATION

         Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. Our articles of incorporation and bylaws provide that we may indemnify our directors, officer, employees and other agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

ITEM 11. Executive Compensation.

Executive Compensation

         The following table sets forth certain information concerning the compensation paid to our chief executive officer and our two other most highly compensated executive officers:

---------------------------------- ---------------------------------------------

Name and position                  Annual Compensation
---------------------------------- ---------------------------------------------

Yu, Zuo Sheng                      RMB 600,000
Chief Executive officer            (approximately USD 72,289)
---------------------------------- ---------------------------------------------

John Chen                          RMB 120,000
Chief Financial Officer            (approximately USD 14,458)
---------------------------------- ---------------------------------------------

Han, Wen Chun                      RMB 96,000


Plant Controller                   (approximately USD 11,616)
---------------------------------- ---------------------------------------------

Su, Xiao Gang                      RMB 96,000


Manager of Human Resources         (approximately USD 11,616)
---------------------------------- ---------------------------------------------

Wang, Guo Dong                     RMB 120,000


Chief Technical Officer            (approximately USD 14,458)
---------------------------------- ---------------------------------------------

Zhao, Sheng Guo                    RMB 96,000


Chief Engineer                     (approximately USD 11,616)
---------------------------------- ---------------------------------------------

Liu, Yu Wen                        RMB 96,000


Manager of Sales Department        (approximately USD 11,616)
---------------------------------- ---------------------------------------------


DIRECTOR COMPENSATION

         None of our directors has received any compensation for their services rendered as directors to GSHO during fiscal years 2004 and 2005.



ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

         The number of shares beneficially owned and the percent of shares outstanding are based on 32,426,665 shares outstanding as of December 31, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name                Position Held                  Shares Owned     Percentage
Yu, Zuo Sheng       President and CEO              23,929,500       76.5%
John Chen           Chief Financial Officer        150,000          *
Zhao, Sheng Duo     Director and Chief Engineer    50,000           *


ITEM 13. Certain Relationships and Related Transactions.

The Company issued a note to Yang Pu Automotive Investment Limited, a related party, for business purpose on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,976,000, for one year with an interest rate at 7% and due at maturity.

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $980,000 and $990,000 outstanding on this loan as of December 31, 2005 and 2004, respectively. This amount is short-term and is non interest bearing.

ITEM 14. Principal Accounting Fees and Services.

The Board has reappointed Moore Stephens Wurth Frazer and Torbet, LLP as the Company's independent auditors for the year ended December 31, 2005.

Public Accountants' Fees

--------------------------- --- ----------------- --- -------------------
                                      2005                   2004
                                      ----                   ----
--------------------------- --- ----------------- --- -------------------
Audit fees                  $            180,000  $              203,000
--------------------------- --- ----------------- --- -------------------
Audit related fees          $                  -  $                    -
--------------------------- --- ----------------- --- -------------------
Tax fees                    $              7,000  $                7,000
--------------------------- --- ----------------- --- -------------------
All other fees              $                  -  $                    -
--------------------------- --- ----------------- --- -------------------

Audit fees were for professional services rendered by Stephens Wurth Frazer and Torbet, LLP during 2005 and 2004 years for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports form 10-QSB and services that are normally provided by Stephens Wurth Frazer and Torbet, LLP in the connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns.

                                     PART IV



ITEM 15. Exhibits, Financial Statement Schedules.


21.01    Subsidiaries of the registrant

23.1 Consent of Moore Stephens Wurth Frazer and Torbet, LLP, independent registered public accounting firm.

31.1     Certification of Chief Executive Officer;

31.2     Certification of Chief Financial Officer;

32.1     Certification of Chief Executive Officer; and

32.2     Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GENERAL STEEL HOLDINGS, INC


                                              By:     /s/ Zuo Sheng Yu
                                                     ---------------------------
                                              Name:  ZUO Sheng Yu
                                              Title: Chief Executive Officer and
                                                     President
                                              Date:  March 31, 2006



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                          DATE

/s/ Zuo Sheng Yu           President and Chief Executive         March 31, 2006
-------------------        Officer
YU Zuo Sheng


/S/ Chen Jon               Director and Chief Financial          March 31, 2006
-------------------        Officer
CHEN John


/S/ ZHOA Sheng Guo         Director and Chief Engineer           March 31, 2006
-------------------
ZHAO Sheng Guo

/s/ Tian Lian Hui          Director                              March 31, 2006
-------------------
TIAN Lian Hui

/s/  Warner Ross           Director                              March 31, 2006
-------------------
WARNER, Ross

/s/  Wong John             Director                              March 31, 2006
-------------------
WONG, John