Form 10-Q
period 2006-03-31
GENERAL STEEL HOLDINGS INC
filed 2006-05-15
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

GENERAL STEEL HOLDINGS, INC.
(Name of Small Business Issuer in Its Charter)

NEVADA	412079252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10th Floor, Building A, Haitong Plaza, No.3 Nanlishi Ave. Xicheng District Beijing, China	100037
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☒ No ☐

The number of shares of Common Stock outstanding on March 31, 2006 was 32,426,665.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For the purposes of this quarterly report, the balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.05 RMB for the three months ended March 31, 2006 was applied to income statement accounts.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

ASSETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$2,174,001	$8,648,373
Restricted cash	2,754,551	2,735,583
Accounts receivable, net of allowance for doubtful accounts of $1,414 and $1,371 as of March 31, 2006 and December 31, 2005	2,583,669	993,417
Notes receivables	998,400	4,960
Note receivables - related party	2,995,200	2,976,000
Other receivables	48,832	109,769
Inventories	16,048,102	10,730,941
Advances on inventory purchases	14,398,985	10,716,293
Advances on equipment purchases	-	1,053,169
Short-term investment	37,439	37,200
Prepaid expenses - current	65,064	64,647
Total current assets	42,104,243	38,070,352

PLANT AND EQUIPMENT, net	21,425,038	18,213,872

OTHER ASSETS:
Prepaid expenses - non current	837,071	669,460
Intangible assets - land use right, net of accumulated amortization	1,978,664	2,039,532
Total assets
	$66,345,016	$58,993,216

LIABILITIE S AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$768,293	$823,760
Short term loans - bank	32,173,440	27,118,800
Short term notes payable	5,441,280	5,406,400
Other payables	160,642	69,667
Other payable - related party	330,000	980,000
Accrued liabilities	1,202,566	916,957
Customer deposits	2,572,512	1,276,536
Deposits due to sales representatives	1,581,216	1,261,080
Taxes payable	1,955,271	1,682,330
Total current liabilities	46,185,220	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	2,150,476	2,115,906

Total liabilities	48,335,696	41,651,436

MINORITY INTEREST	5,600,600	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value, 75,000,000 shares authorized, 31,250,000 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,395,617	6,395,617
Retained earnings	4,620,507	4,287,946
Statutory reserves	840,753	840,753
Accumulated other comprehensive income	520,593	399,188
Total shareholders' equity	12,408,720	11,954,754
Total liabilities and shareholders' equity	$66,345,016	$58,993,216

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES	$20,642,503	$20,698,733

COST OF SALES	19,274,204	18,828,552

GROSS PROFIT	1,368,299	1,870,181

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	742,179	653,471

INCOME FROM OPERATIONS	626,120	1,216,710

OTHER EXPENSE, NET	(79,985)	(415,746)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	546,135	800,964

PROVISION FOR INCOME TAXES	-	294,701

NET INCOME BEFORE MINORITY INTEREST	546,135	506,263

LESS MINORITY INTEREST	213,574	199,819
.
NET INCOME	332,561	306,444

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	121,405	-

COMPREHENSIVE INCOME	$453,966	$306,444

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.011	$0.010

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

						Accumulated other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income (loss)	Totals

BALANCE, January 1, 2005, audited	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$-	$9,210,378

Net income					306,444		306,444

BALANCE, March 31, 2005	31,250,000	$31,250	$6,871,358	$154,794	$2,459,420	$-	$9,516,822

Net income					2,514,485		2,514,485
Adjustment to statutory reserve				685,959	(685,959)
Issuance of redeemable stock			(475,741)				(475,741)
Foreign currency translation gain						399,188	399,188

BALANCE, December 31, 2005, audited	31,250,000	$31,250	$6,395,617	$840,753	$4,287,946	$399,188	$11,954,754

Net income					332,561		332,561
Foreign currency translation gain						121,405	121,405

BALANCE, March 31, 2006	31,250,000	$31,250	$6,395,617	$840,753	$4,620,507	$520,593	$12,408,720

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,561	$306,444
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Minority Interest	213,573	199,819
Depreciation	273,775	308,289
Amortization	73,718	71,773
Loss (gain) on disposal of equipment	27,847	(21,186)
(Increase) decrease in assets:
Accounts receivable	(1,577,243)	139,679
Other receivables	61,389	71,842
Inventories	(5,227,041)	(581,054)
Advances on inventory purchases	(3,598,499)	2,422,527
Advances on equipment purchases	1,055,547	-
Prepaid expenses - non current	(162,611)	-
Increase (decrease) in liabilities:
Accounts payable	(60,529)	(210,894)
Other payables	90,567	316,590
Other payable - related party	(650,000)	(819,366)
Accrued liabilities	279,506	(127,979)
Customer deposits	1,282,375	5,851,932
Deposits due to sales representatives	310,700	59,290
Taxes payable	260,995	(304,584)
Net cash (used in) provided by operating activities	(7,013,370)	7,683,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable	(989,269)	(5,460,770)
Purchase of equipment	(3,382,390)	(12,463)
Net cash used in investing activities	(4,371,659)	(5,473,233)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings, net of payments on short term loans - bank	4,859,348	1,694,000
Payments, net of borrowings on short term notes payable	-	(605,000)
Interest expense accrued on mandatory redeemable stock	34,570	-
Net cash provided by financing activities	4,893,918	1,089,000

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	35,707	-

(DECREASE) INCREASE IN CASH	(6,455,404)	3,298,889

CASH, beginning of period	11,383,956	9,145,290

CASH, end of period	$4,928,552	$12,444,179

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Background

The Company (formerly known as American Construction Company) was established on August 5, 2002 for the purpose of commencing the business of general construction contracting. It was the Company's objective to provide to its customers timely and durable construction for their residential and commercial needs. We established a subsidiary for the purpose of achieving the above stated objectives in Saskatchewan, Canada and to enter the residential and commercial construction industry in this market.

To accomplish the above objective the founder of our company, Jeff Mabry established American Construction Company (a Nevada company) on August 5, 2002. American Construction Company then established its subsidiary, West Dee Construction Ltd. (a Saskatchewan, Canada Company) on August 8, 2002 by purchasing 100 shares from its treasury.

On October 14, 2004, American Construction Company and General Steel Investment Co., Ltd (referred to as General Steel) and Northwest Steel Company, a Nevada corporation, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel, and it’s 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd in exchange for shares of the Company’s common stock, of which 22,040,000 shares was a new issuance by the Company, and 7,960,000 shares are from certain shareholders of the Company, which in aggregate, constituted 96% of the total issued and outstanding shares of the Company.

Under the terms of the Agreement, General Steel will remain a 100% owned subsidiary of the Company. The transaction contemplated by the Agreement was intended to be a “tax-free" reorganization pursuant to the provisions of Section 351 and 368(a) (1) (A) of the Internal Revenue Code of 1986, as amended. The stockholders of General Steel, as of the closing date of the merger own approximately 96% of the Company's common stock outstanding as of October 15, 2004 (excluding any additional shares to be issued on outstanding options, warrants and other securities convertible into common stock).

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of General Steel Investment Co., Limited are the historical financial statements of the Company, formerly the operations of Daqiuzhuang Metal Sheet Co., Ltd.

Based on the Company's Plan of Merger with General Steel, the Board of Directors determined to change the Registrant’s fiscal year end from January 31 to December 31.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Background, (continued)

Daqiuzhuang Metal Sheet Co., Ltd. (referred to as Daqiuzhuang Metal) was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People’s Republic of China (PRC). The Articles of Corporation provides for a 10 year operating term beginning on August 18, 2000 with registered capital of $ 9,583,200. The Company is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of General Steel Holdings, Inc. reflect the activities of the following subsidiaries:

		Percentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd	P.R.C.	70.0%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of General Steel Investment Co., Ltd. and Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (collectively the “Company”). All material intercompany transactions and balances have been eliminated in the consolidation.

Revenue recognition

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency, Renminbi (RMB), as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Foreign currency translation, continued

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $121,405 and $0 as of March 31, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to $1.00 USD as compared to 8.26 RMB at March 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.04 RMB for the three months ended March 31, 2006 was applied to income statement accounts.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $273,775 and $308,289, respectively.

Estimated useful lives of the assets are as follows:

Estimated
Useful Life
Buildings	10-30 years
Machinery and equipment	8-15 years
Other equipment	5-8 years
Transportation equipment	10-15 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service.

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statements of operations. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to buildings and equipment are capitalized.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net, continued

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consisted of the following:

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
Buildings and improvements	$5,426,161	$5,391,378
Transportation equipment	430,894	485,699
Machinery	12,884,609	12,752,995
Construction in progress	7,605,823	4,231,318
Totals	26,347,487	22,861,390
Less accumulated depreciation	4,922,449	4,647,518
Totals	$21,425,038	$18,213,872

Use of estimates

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at March 31, 2006 and December 31, 2005, amounted to $4,722,935 and $11,446,120, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,754,551 and $2,735,583 as of March 31, 2006 and December 31, 2005, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Inventories consisted of the following:

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
Supplies	$1,330,881	$1,524,332
Raw materials	4,510,790	1,195,022
Finished goods	10,206,431	8,011,587
Totals	$16,048,102	$10,730,941

Inventories consist of supplies, raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. No work in process inventory existed at March 31, 2006 and December 31, 2005, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of March 31, 2006 and December 31, 2005, the Company has determined that no reserves are necessary.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company has acquired land use rights during the years ending in 2000 and 2003 for a total amount of $2,870,902. The Company has the right to use this land for 50 years. As of March 31, 2006 and December 31, 2005, accumulated amortization amounted to $982,399 and $902,550. The costs of these rights are being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2006, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended March 31, 2006 and 2005, amounted to $73,718 and $71,773, respectively.

Shares subject to mandatory redemption

The Company has adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. The provisions of FAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of FAS 150, including mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities.

The Company issued new redeemable stock in September, 2005. The net present value of the stock at the settlement date is recorded as a liability in the accompanying financial statements.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2006 and December 31, 2005.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, continued

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

The Company’s subsidiary, Daqiuzhuang Metal Sheet Co., Ltd., became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible to receive a tax benefit. The Company is exempt from income taxes for the years ended December 31ô2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009. The Company received the tax exemption approval from the local tax authorities during the last quarter of 2005 and the Company had been recording a provision for income taxes for the first three quarters of 2005. During the last quarter of 2005 the Company reversed the provision for income taxes once they received the approval from the local tax authorities. The local Chinese tax authority waived the perviously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the three months ended March 31, 2006 for previously accrued income taxes.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, continued

The provision for income taxes for the period ended March 31 consisted of the following:

	2006	2005
	Unaudited	Unaudited
Provision for China Income Tax	$-	$265,231
Provision for China Local Tax	-	29,470
Total provision for income taxes	$-	$294,701

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2006	2005
U.S. statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	-	33.0
Total provision for income taxes	-%	33.0%

The estimated tax savings for the three months ended March 31, 2006 amounted to $191,674. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.011 to $0.005.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

Taxes payable consisted of the followings:

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
VAT taxes payable	$1,954,124	$1,290,982
Income taxes payable	-	385,510
Misc taxes	1,147	5,838
Totals	$1,955,271	$1,682,330

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X.

Certain information and footnote disclosures that are normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. Management of the Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K dated March 31, 2006.

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, and the results of operations, changes in shareholders’ equity and cash flows for the three months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus the 1,176,665 shares described in note 18 have been excluded from the earnings per share calculation.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Earnings per share, (continued)

The weighted average number of shares used to calculate EPS for the three months ended March 31, 2006 (31,250,000), 2005 (31,250,000) reflect only the shares outstanding for those periods.

Note 5 - Supplemental disclosure of cash flow information

Interest paid amounted to $499,877 and $440,221 for the three months ended March 31, 2006 and 2005, respectively.

Income tax payments amounted to $0 and $485,615 for the three months ended March 31, 2006 and 2005, respectively.

Note 6 - Notes receivable and note receivable - related party

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However the Company will incur an interest charge and a processing fee when they submit a payment request early. The Company had $998,400 and $4,960 outstanding as of March 31, 2006 and December 31, 2005, respectively.

The note receivable from related party represents a note issued by the Company to a related party, Yang Pu Automotive Investment Limited, for business purpose on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,995,200, for one year with an interest rate at 7% and due at maturity.

Note 7 - Prepaid expenses

Prepaid expenses at March 31, 2006 consisted of the followings:

	Current	Long-term	Total
Rent	$44,928	$333,715	$378,643
Land use right	20,136	503,356	523,492
Total	$65,064	$837,071	$902,135

The Company rented a dormitory for its employees during 2005. The rent is for ten years starting on January 1, 2006 at RMB 90,000 per quarter or RMB 360,000 per year. The Company's prepayment at March 31, 2006 amounted to RMB 3,034,000 or $378,643.

The Company also entered into another rental agreement on July 21, 2005 to rent the land use right for its manufacture expansion. The total amount of the rental is RMB 8,067,400 for a period of 50 years starting on September 1, 2005. The Company made a prepayment of RMB 4,234,981 or $528,505 and prepaid balance remained at March 31, 2006 amounted to RMB 4,194,644 or $523,492.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $14,398,985 and $10,716,293 as of March 31, 2006 and December 31, 2005, respectively.

Note 9 - Other payable - related party

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $330,000 and $980,000 outstanding on this loan as of March 31, 2006 and December 31, 2005, respectively. This amount is short-term and is non interest bearing.

Note 10 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $32,173,440 and $27,118,800 short term bank loans with various banks as of March 31, 2006 and December 31, 2005, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Short term loans - bank, (continued)

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
Loans from China Bank, JingHai Branch, due November 2006. Monthly interest only payment at6.138% per annum, secured by equipment and property	$1,123,200	$1,116,000

Loans from Agriculture Bank, DaQiuZhuang Branch, due various dates from May 2006 to March 2007. Monthly interest only payments in 2005 ranging from 6.696% to 7.533% per annum, guaranteed by an unrelated third party and secured by property and equipment	10,021,440	10,068,800

Loan from Construction Bank of China, JinHai Branch, due August 15, 2006. Monthly interest only payment at 7.4604% per annum, secured by properties	1,010,880	1,004,400

Loans from ShangHai PuFa Bank, due various dates from July 2006 to March 2007. Monthly interest only payments ranging from 6.138% to 6.42% per month, guaranteed by an unrelated third party	6,240,000	6,200,000

Loans from China Merchants Bank, due various dates from June 2006 to September 2006. Quarterly interest only payments, annual interest rate of 5.859% to 5.86%, guaranteed by an unrelated third party	8,112,000	8,060,000

Loan from Construction Bank of China, due August 21, 2006Monthly interest only payment at 7.4604% per annum, guaranteed by an unrelated third party	673,920	669,600

Loans from Shenzhen Development Bank, Tianjin Branch due various dates from February to March 2007. Quarterly interest only payments ranging from 5.856% to 5.859%, secured by inventories	4,992,000	-
Totals	$32,173,440	$27,118,800

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Short term notes payable

The Company has the following short term notes payable outstanding as for March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
China Bank, Jing Hai Branch, various amounts, due May 2006, restricted cash required 50% of loan amount, guaranteed by the Company	$1,447,680	$1,438,400

Agricultural Bank of China, various amounts, due dates ranging between June and July 2006,restricted cash required of 50% of loan amount, guaranteed by the Company and an unrelated third party	1,497,600	1,488,000

ShangHai PuFa Bank, due May 2006, restricted cash required of 50% of loan balance, guaranteed by an unrelated third party	2,496,000	2,480,000
Totals	$5,441,280	$5,406,400

Total interest expense for the three months ending March 31, 2006 and 2005 on all debt amounted to $499,877 and $440,221, respectively.

Note 12 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2006 and December 31, 2005, customer deposits amounted to $2,572,512 and $1,276,536, respectively.

Note 13 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,581,216 and $1,261,080 in deposits due to sales representatives outstanding as of March 31, 2006 and December 31, 2005, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Major customers and suppliers

The Company has 5 major customers which represent approximately 62% and 43% of the Company’s total sales for the three months ended March 31, 2006 and 2005, respectively.

For the three months ended March 31, 2006 and 2005, the Company purchases approximately 97% and 90%, respectively, of their raw materials from four major suppliers.

Note 15 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 16 - Other expenses and income, net

Other income and expense for the three months ended March 31 consist of the following:

	2006	2005
	Unaudited	Unaudited
Finance/interest expense	$(466,064)	$(441,659)
Interest income	60,033	17,427
Other nonoperating income	354,844	11,551
Other nonoperating expense	(28,798)	(3,065)
Total other expense	$(79,985)	$(415,746)

Other nonoperating income includes the previously accrued income. During 2005, the company has approved from the P.R.C. local government for two years income tax exempt and three years of 50% income tax reduction. The local Chinese tax authority waived the perviously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the three months ended March 31, 2006 for previously accrued income taxes.

Note 17 - Reclassifications

Certain amounts for the three months ended March 31, 2005 in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or cash flows.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Private Offering of Redeemable Stock

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
In accordance with SFAS no. 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares have been recorded at the net present value of the stock using a discount interest rate of 6.5%. The following table shows the carrying value of the shares subject to mandatory redemption:

Total liability of mandatory redeemable common stock 1,176,665 shares at $1.95 per share	$2,294,497

Interest expense to accrue over the next 18 months	(212,606)

Net present value at September 30, 2005	$2,081,891

Interest accrued between October 2005 and March 2006	68,585

Carrying value at March 31, 2006	$2,150,476

Interest expense will be accrued over the next 12 months and interest expense accrued for the three months ended March 31, 2006 amounted to $34,570.

Under this private offering, the Company raised a total of $1,765,000 and received net proceeds of $1,606,150 net of $158,850 of commissions paid. The difference between the net present value of redeemable stock on September 30, 2005 and the net proceeds, which is $475,741, was recorded as decrease in paid-in capital.

Note 19 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Retirement plan, (continued)

The Joint Venture is required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $61,661 and $0 for the three ended March 31, 2006 and 2005, respectively.

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

Baotao Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Da Qiu Zhuang Metal Sheet Co., Ltd. will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. As of March 31, 2006, the Company has not received the approval from the Local Chinese authority.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10Q.

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

The Company has recently completed an expansion program to build a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. The Company now operates 10 steel production lines capable of processing 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 50% market share of all hot rolled steel sheets used in the production of agricultural vehicles in China.

Having negotiated with Baotou Iron and Steel (Group) Co., Ltd. for nearly a year, the Company announced on September 28, 2005 the firm agreement with them to set up the Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

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

Results of Operations

The results of operations of the Company are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2006. As a result, the consumption of our steel products is expected to remain at a high level. We believe that we have successfully positioned ourselves within the Chinese agricultural vehicle market. As this market continues to demonstrate increased demand for steel products, we remain focused on building our leadership position by enhancing the quality of our products and expanding our production capacity. However, the Company does believe that the highly competitive market will exist throughout 2006, with pressures for shipment volumes and prices. In view of that, the Company will continue to focus on cost control and new market development.

The Company’s sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. The Company's cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

Net sales and gross profit

Net sales for the three months ended March 31, 2006 were $20.6 million compared to $20.7 million in the same period of 2005. Shipments for the three months ended March 31, 2006 climbed 29% to 53,547 tons from 41,421 tons due to overall increase in productivity and market development. Average selling price per ton including sale of scrap for the three months ended March 31, 2006 slipped to $383 from $491 in the same period of 2005. The decrease in sales price mainly resulted from the overall steel market downturn, but the impact was offset by the increase in sales volume. This is why our net sales amount is still in line with the same period last year.

Gross profit for the three months ended March 31, 2006 was $1.37 million, a decrease of 27% or $0.5 million from $1.87 million for the same period last year. Gross profit margin decreased to 6.6% from 9.0% for the three months ended March 31, 2006 and 2005. This decrease in gross profit margin is mainly due to the decrease in average selling price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. The Company has to adjust its products’ prices in order to stay competitive in this market. The management thinks that the pressure on the selling price will be mitigated in 2006 as a result of steel industry consolidation in China and overall increase in demand.

Cost of sales

Overall cost of sales slightly increased to $19.3 million for the three months ended March 31, 2006 from $18.8 million for the same period of 2005. Cost of sales as percentage of sales increased from 91.0% to 93.4%. Average cost per ton was $360 and $455, respectively for the three months ended March 31, 2006 and 2005. In summary the increase in cost of sales mainly resulted from the increase in the sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $0.74 million in the first quarter of 2006, compared to $0.65 million in the first quarter of 2005, a 13.6% increase. A large component of the increase came from the legal and accounting expenses and investor and public relations charges for the public listed company.

Other income (expense)

Other income (expense) for the three months ended March 31, 2006 consisted mainly of finance charges, interest income and other non-operating income (expense). Interest expense was $0.47 million in the first quarter of 2006, compared to $0.44 million in the first quarter of 2005. Outstanding bank loans increased to $32.2 million from $27.1 million as of March 31, 2006 and 2005, respectively. This increase in debt borrowing is mainly used for the construction of the new plant.

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2006 and 2005. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. The Company has been approved for this tax benefit and will be exempt from income tax for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

Liquidity and capital resources

Due to the good market demand for our steel products, the Company plans to maintain higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the joint venture is issued. Cash balance including restricted cash amounted to $4.9 million and $11.4 million as of March 31, 2006 and 2005.

Operating activities

Net cash used in operating activities for the three months ended March 31, 2006 was $7.0 million compared to $7.7 million provided by operating activities in the same period last year. Increase in accounts receivable, inventories, and advance on inventory purchases, and less customer deposit became the major factors of this increase in cash used in operating activities. As the raw materials price showed signs of going back up in March this year, the management decided to stock up raw materials inventory in order to maximize the profitability.

Investing activities

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2006 compared to $5.5 million used in investing activities in the same period last year. The Company has been building a new plant with four new production lines next to the existing facility since the third quarter last year. As of March 31, 2006, the Company has spent $7.6 million on construction in progress.

Financing activities

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2006 compared to $1.1 million provided by investing activities in the same period last year. The Company signed a new borrowing agreement with Shenzhen Development Bank to borrow $4,992,000. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

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

We began our operations in 2000. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

●	Implement our business model and strategy and adapt and modify them as needed;

●	Increase awareness of our brands, protect our reputation and develop customer loyalty;

●	Manage our expanding operations and service offerings, including the integration of any future acquisitions;

●	Maintain adequate control of our expenses;

●	Anticipate and adapt to changing conditions in the auto parts markets in which we operate as well as the impact of any changes in government regulation;

●	Mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to raise capital from outside sources. We believe that in order to grow our company further, we will seize the opportunity in Chinese state owned enterprise’s privatization and set up strategic joint ventures with these SOE companies. That will require us to finance through the capital market. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including:

●	Our financial condition and results of operations,
●	The condition of the PRC economy and the agricultural equipment industry in the PRC, and
●	Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

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

OUTLOOK

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of General Steel Holdings, Inc. ("the Company”) or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The Company's future operating results are dependent upon many factors, including but not limited to the risk factors discussed in this periodic report and developments beyond the Company's control as well as other risk factors discussed in the Company's periodic filings with the Securities and Exchange Commission which are available for review at www.sec.gov under "Search for Company Filings."

We are expecting strong results in the second quarter of 2006 as shipments and average realized prices are expected to improve compared to the first quarter of 2006. Due to our new plant’s full operation in the second quarter of 2006, we expect a considerable jump on the sales volume compared to the same period of 2005. In addition, our selection of steel strip as our new raw materials could also increase our productivity and reduce manufacturing costs.

ACCOUNTING STANDARDS

CRITICAL ACCOUNTING POLICIES

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, "Summary of Significant Accounting Policies." Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition
The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Use of estimates
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

Inventories
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserve could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inentory is sold.

Item III. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk and Related Risks

In the normal course of its business, General Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. General Steel does not use any derivative commodity instruments to manage the price risk. General Steel’s market risk strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed annual production capacity of 400,000 tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $400,000.

Interest Rate Risk

The Company is subject to interest rate risk since its outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

General Steel’s operating unit, Daqiuzhuang Metal, is located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the average Renminbi exchange rate would result in a $71,198 charge to income in the first quarter of 2006.

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

General Steel Holdings, Inc.
(Registrant)

Date: May 15, 2006	By:	/s/ Zuo Sheng Yu

Zuo Sheng Yu Chief Executive Officer and President General Steel Holdings, Inc. (Registrant)

Date: May 15, 2006	By:	/s/ John Chen

John Chen Director and Chief Financial Officer