Form 10-Q
period 2006-06-30
GENERAL STEEL HOLDINGS INC
filed 2006-08-14
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-105903
Commission File Number:

GENERAL STEEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	412079252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2315, Kun Tai International Mansion Building, Yi No 12, Chao Yang Men Wai Ave., Chao Yang District, Beijing	100020
(Address of Principal Executive Offices)	(Zip Code)

Tel. +86(10) 58797346
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of Common Stock outstanding on August 11, 2006 was 32,426,665.

PART I - FINANCIAL INFORMATION

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For the purposes of this quarterly report, the balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD as compared to 8.26 RMB at June 30, 2005.  The equity accounts were stated at their historical rate.  The average translation rate of 8.03 RMB for the six months ended June 30, 2006 was applied to income statement accounts.

Item 1. Financial Statements

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

A S S E T S
	June 30, 2006	December 31, 2005
	(Unaudited)

CURRENT ASSETS:
Cash	$2,506,063	$8,648,373
Restricted cash	2,479,335	2,735,583
Accounts receivable, net of allowance for doubtful accounts
of $1,414 and $1,371 as of June 30, 2006 and December 31, 2005	4,254,287	993,417
Notes receivables	568,784	4,960
Note receivables - related party	2,005,138	2,976,000
Other receivables	91,967	109,769
Other receivables- related party	970,000
Inventories	23,866,808	10,730,941
Advances on inventory purchases	6,861,664	10,716,293
Short-term investment	37,560	37,200
Prepaid expenses - current	65,273	64,647
Total current assets	43,706,879	37,017,183

PLANT AND EQUIPMENT, net	22,892,288	18,213,872

OTHER ASSETS:
Advances on equipment purchases	-	1,053,169
Prepaid expenses - non current	785,176	669,460
Intangible assets - land use right, net of accumulated amortization	1,910,742	2,039,532

Total assets	$69,295,085	$58,993,216

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$4,138,593	$823,760
Short term loans - bank	31,368,860	27,118,800
Short term notes payable	4,957,920	5,406,400
Other payables	313,236	69,667
Other payable - related party	-	980,000
Accrued liabilities	1,692,917	916,957
Customer deposits	1,966,463	1,276,536
Deposits due to sales representatives	1,712,736	1,261,080
Taxes payable	2,613,393	1,682,330
Total current liabilities	48,764,118	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	1,950,327	1,720,875

Total liabilities	50,714,445	41,256,405

MINORITY INTEREST	5,709,216	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value, 75,000,000 shares authorized,
31,250,000 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,546,239	4,207,236
Statutory reserves	840,753	840,753
Accumulated other comprehensive income	581,824	399,188
Total shareholders' equity	12,871,424	12,349,785
Total liabilities and shareholders' equity	$69,295,085	$58,993,216

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005

REVENUES	$29,398,358	$25,290,342	$50,040,860	$45,989,076

COST OF SALES	27,807,959	21,448,304	47,082,163	40,276,856

GROSS PROFIT	1,590,399	3,842,038	2,958,697	5,712,220

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	807,633	587,172	1,549,811	1,240,643

INCOME FROM OPERATIONS	782,766	3,254,866	1,408,886	4,471,577

OTHER EXPENSE, NET	(587,552)	(444,649)	(747,693)	(860,396)

INCOME BEFORE PROVISION FOR INCOME TAXES	195,214	2,810,217	661,193	3,611,181
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES		972,293		1,266,996

NET INCOME BEFORE MINORITY INTEREST	195,214	1,837,924	661,193	2,344,185

LESS MINORITY INTEREST	108,616	571,896	322,190	771,716

NET INCOME	86,598	1,266,027	339,003	1,572,470

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	61,231		182,636

COMPREHENSIVE INCOME	$147,829	$1,266,027	$521,639	$1,572,470

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000	31,250,000	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.004	$0.04	0.02	$0.05

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Number of shares	Common stock	Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)		Totals
			(Restated)		(Restated)

BALANCE, January 1, 2005	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$		$9,210,378

Net income					1,572,470			1,572,470

BALANCE, June 30, 2005 (Unaudited)	31,250,000	$31,250	$6,871,358	$154,794	$3,725,446	$		$10,782,848

Net income					1,167,749			1,167,749
Adjustment to statutory reserve				685,959	(685,959)
Foreign currency translation gain							399,188	399,188

BALANCE, December 31, 2005	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236		$399,188	$12,349,785

Net income					339,003			339,003
Foreign currency translation gain							182,636	182,636

BALANCE, June 30, 2006 (Unaudited)	31,250,000	$31,250	$6,871,358	$840,753	$4,546,239		$581,824	$12,871,424

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 3, 2006 AND 2005
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$339,003	$1,572,470
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Minority Interest	322,190	771,716
Depreciation	548,685	532,574
Amortization	147,839	143,545
Loss (gain) on disposal of equipment	28,859	34,205
Interest expense accrued on mandatory redeemable stock	229,452	-
(Increase) decrease in assets:
Accounts receivable	(3,236,194)	357,279
Notes receivable	(561,164)	(12,160,048)
Notes receivable-related party	995,031
Other receivables	18,777	13,088
Other receivables -related party	(970,000)
Inventories	(12,971,648)	(1,984,610)
Advances on inventory purchases	3,939,998	8,105,211
Prepaid expenses - non current	(108,732)	-
Increase (decrease) in liabilities:
Accounts payable	3,291,541	70,872
Other payables	242,167	286,014
Other payable - related party	(980,000)	(831,012)
Accrued liabilities	763,533	(52,933)
Customer deposits	674,434	4,040,738
Taxes payable	910,544	719,509
Net cash (used in) provided by operating activities	(6,375,685)	1,618,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	256,248	692,493
Advances on equipment purchases	1,058,435
Purchase of equipment	(5,058,840)	(220,708)
Deposits due to sales representatives	437,416	240,790
Net cash (used in) provided by investing activities	(3,306,741)	712,575

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans-bank	14,125,677	15,959,900
(Payments) on short term loans-bank	(10,156,530)	(14,641,000)
Borrowings on short term notes payable	10,542,852	5,880,600
(Payments) on short term notes payable	(11,041,332)	(6,776,000)
Net cash provided by financing activities	3,470,667	423,500

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	69,449	-

(DECREASE) INCREASE IN CASH	(6,142,310)	2,754,693

CASH, beginning of period	8,648,373	5,547,810

CASH, end of period	$2,506,063	$8,302,503

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

On October 14, 2004, American Construction Company and General Steel Investment Co., Ltd. (referred to as General Steel) and Northwest Steel Company, a Nevada corporation, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel, and it’s 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal) in exchange for shares of the Company’s common stock, of which 22,040,000 shares was a new issuance by the Company, and 7,960,000 shares are from certain shareholders of the Company, which in aggregate, constituted 96% of the total issued and outstanding shares of the Company.

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

The accounting for these transactions is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets is recorded. Accordingly, the financial statements of General Steel Investment Co., Ltd. are the historical financial statements of the Company, formerly the operations of Daqiuzhuang Metal Sheet Co., Ltd.

Based on the Company's Plan of Merger with General Steel Investment Co., Ltd., the Board of Directors determined to change the Registrant's fiscal year end from January 31 to December 31.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Background, (continued)

Daqiuzhuang Metal Sheet Co., Ltd. (referred to as Daqiuzhuang Metal) was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People’s Republic of China (PRC). The Articles of Corporation provides for a 10 year operating term beginning on August 18, 2000 with registered capital of $ 9,583,200. The Company is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America. There is no discriminatory provision for the minority shareholders and the 30% shareholders will receive their distribution of retained earnings according to their ownership percentage in Daqiuzhuang Metal.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of General Steel Holdings, Inc. reflect the activities of the following subsidiaries:

		Pecentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	P.R.C.	70.0%

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $182,636 and $0 as of June 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to $1.00 USD as compared to 8.26 RMB at June 30, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.03 RMB for the six months ended June 30, 2006 was applied to income statement accounts.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $548,685 and $532,574, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net, continued

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consisted of the following:

	June 30, 2006	December 31, 2005
	Unaudited
Buildings and improvements	$8,345,653	$5,391,378
Transportation equipment	859,303	485,699
Machinery	18,901,934	12,752,995
Construction in progress	-	4,231,318
Totals	28,106,890	22,861,390
Less accumulated depreciation	5,214,602	4,647,518
Totals	$22,892,288	$18,213,872

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at June 30, 2006 and December 31, 2005, amounted to $4,283,206 and $11,446,120, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,479,335 and $2,735,583 as of June 30, 2006 and December 31, 2005, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Inventories consisted of the following:

	June 30, 2006	December 31, 2005
	Unaudited
Supplies	$1,182,711	$1,524,332
Raw materials	1,366,694	1,195,022
Finished goods	21,317,403	8,011,587
Totals	$23,866,808	$10,730,941

Inventories consist of supplies, raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. No work in process inventory existed at June 30, 2006 and December 31, 2005, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of June 30, 2006 and December 31, 2005, the Company has determined that no reserves are necessary.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. Daqiuzhuang Metal acquired land use rights during the years ended in 2000 and 2003 for a total amount of $2,870,902. The land use right is for 50 years. However, Daqiuzhuang Metal's initial business license had ten-year term. The management elected to amortize the land use rights over ten-year business term. Daqiuzhuang Metal became Sino Joint Venture in 2004 as discussed in Note 1 and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

As of June 30, 2006 and December 31, 2005, accumulated amortization amounted to $1,059,812 and $902,550. The costs of these rights are being amortized over ten years using the straight-line method.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2006, the Company expects these assets to be fully recoverable.

Total amortization expense for the six months ended June 30, 2006 and 2005, amounted to $147,839 and $143,545, respectively.

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

The Company issued new redeemable stock in September, 2005. The amount is presented as a liability on balance sheet at the fair market value on the date of issuance plus any interest amortized to the balance sheet date, see note 19.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2006 and December 31, 2005.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, continued

The Company’s subsidiary, Daqiuzhuang Metal Sheet Co., Ltd., became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible to receive a tax benefit. The Company is exempt from income taxes for the years ended December 31ô2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009. The Company received the tax exemption approval from the local tax authorities during the last quarter of 2005 and the Company had been recording a provision for income taxes for the first three quarters of 2005. During the last quarter of 2005 the Company reversed the provision for income taxes once they received the approval from the local tax authorities. The local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the six months ended June 30, 2006 for previously accrued income taxes.

The provision for income taxes for the period ended June 30 consisted of the following:

	2006	2005
	Unaudited	Unaudited
Provision for China Income Tax	$-	$265,231
Provision for China Local Tax	-	29,470
Total provision for income taxes	$-	$294,701

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30:

	2006	2005
U.S. statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	-	33.0
Total provision for income taxes	-%	33.0%

The estimated tax savings for the six months ended June 30, 2006 amounted to $354,409. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.02 to $0.01.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Value added taxes, continued

Taxes payable consisted of the followings:

	June 30, 2006	December 31, 2005
	Unaudited
VAT taxes payable	$2,611,609	$1,290,982
Income taxes payable	-	385,510
Misc taxes	1,784	5,838
Totals	$2,613,393	$1,682,330

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s financial position or results of operations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements , continued

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. The adoption of this interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, and the results of operations, changes in shareholders’ equity and cash flows for the six months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

The weighted average number of shares used to calculate EPS for the six months ended June 30, 2006 (31,250,000), 2005 (31,250,000) reflect only the shares outstanding for those periods.

Note 5 - Supplemental disclosure of cash flow information

Interest paid amounted to $993,519 and $883,110 for the six months ended June 30, 2006 and 2005, respectively.

Income tax payments amounted to $0 and $485,615 for the six months ended June 30, 2006 and 2005, respectively.

Note 6 - Accounts receivable and allowance for doubled accounts

The Company conducts its business operations in the People’s Republic of China. Account receivables include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance amount at the year end. The allowance for doubtful accounts as of June 30, 2006 and December 31, 2005 amounted to $1,414 and $1,371 respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Notes receivable and note receivable - related party

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However the Company will incur an interest charge and a processing fee when they submit a payment request early. The Company had $568,784 and $4,960 outstanding as of June 30, 2006 and December 31, 2005, respectively.

The note receivable from related party represents a note from Yang Pu Automotive Investment Limited for business purpose on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,995,200, for one year with an interest rate at 7% and due at maturity. On June 26, 2006, Yang Pu Automotive Investment Limited paid $999,662 towards the principal of the loan. The Company will calculate the interest based on the new balance. The Company periodically reviews the financial statements of Yang Pu Automotive Investment Limited to determine its ability to repay the debt.

Note 8 - Prepaid expenses

Prepaid expenses at June 30, 2006 consisted of the followings:

	Current	Long-term	Total
Rent	$45,072	$291,991	$337,063
Land use right	20,201	493,185	513,386
Total	$65,273	$785,176	$850,449

The Company rented a dormitory for its employees during 2005. The rent is for ten years starting on January 1, 2006 at RMB 90,000 per quarter or RMB 360,000 per year. The Company's prepayment at June 30, 2006 amounted to RMB 3,034,000 or $337,063.

The Company also entered into another rental agreement on July 21, 2005 to rent the land use right for its manufacture expansion. The total amount of the rental is RMB 8,067,400 for a period of 50 years starting on September 1, 2005. The Company made a prepayment of RMB 4,234,981 or $528,505 and prepaid balance remained at June 30, 2006 amounted to RMB 4,194,644 or $513,386.

Note 9 - Advances on inventory purchases

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Advances on inventory purchases (continued)

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $6,861,664 and $10,716,293 as of June 30, 2006 and December 31, 2005, respectively.

Note 10 - Related party transactions

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister holdings limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd. for business operations. In the second quarter of 2006, General Steel Investment Co., Ltd. advanced $1,300,000 to Golden Glister Holdings Limited for its operations. Golden Glister has agreed to pay back the amount in short term. The Company has a receivable from Golden Glister for $970,000 and a payable to Golden Glister for $980,000 as of June 30, 2006 and December 31, 2005, respectively. These receivable and payable are short-term and are non interest bearing.

Note 11 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed, are short term bearing no interest and has not due date. The table below summarizes the loans outstanding at June 30, 2006 and December 31, 2005.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes 11- Short term loans- bank (continued)

	June 30, 2006	December 31, 2005
	Unaudited
Loans from China Bank, JingHai Branch, due
November 2006. Monthly interest only payment at
6.138% per annum, secured by equipment
and property	$1,126,800	$1,116,000

Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from October 2006 to April 2007.
Monthly interest only payments in 2005 ranging from
from 6.696% to 6.975% per annum, guaranteed by an
unrelated third party and secured by property and
equipment	9,771,860	10,068,800

Loan from Construction Bank of China, JinHai Branch, due
August 15, 2006. Monthly interst only payment at
7.4604% per annum, secured by properties	1,014,120	1,004,400

Loans from ShangHai PuFa Bank, due various dates from
July 2006 to March 2007. Monthly interest only
payments ranging from 6.138% to 6.42% per month,
guaranteed by an unrelated third party	6,260,000	6,200,000

Loans from China Merchants Bank, due various dates from
August 2006 to June 2007. Quarterly interest only
payments, annual interest rate of 5.859% to 6.1425%,
guaranteed by an unrelated third party	7,512,000	8,060,000

Loan from Construction Bank of China, due August 21, 2006
Monthly interest only payment at 7.4604% per annum,
guaranteed by an unrelated third party	676,080	669,600

Loans from Shenzhen Development Bank, Tianjin Branch
due various dates from February to March 2007
Quarterly interest only payments ranging
from 5.856% to 5.859%, secured by inventories	5,008,000	-
Totals	$31,368,860	$27,118,800

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Short term notes payable

Short-term notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor. This short term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash deposit at the bank deposit as a guarantee deposit.

The Company has the following short term notes payable outstanding as for June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	Unaudited
China Bank, Jing Hai Branch, various amounts, due
October 2006, restricted cash required 50% of loan
amount, secured by land and property	$1,452,320	$1,438,400

Agricultural Bank of China, various amounts, due dates
ranging between July and October 2006,
restricted cash required of 50% of loan amount,
secured by land and property
	1,001,600	1,488,000

ShangHai PuFa Bank, due November 2006, restricted
cash required of 50% of loan balance, guaranteed
by an unrelated third party	2,504,000	2,480,000
Totals	$4,957,920	$5,406,400

Total interest expense for the six months ending June 30, 2006 and 2005 on all debt amounted to $993,519 and $883,110, respectively.

Note 13 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2006 and December 31, 2005, customer deposits amounted to $1,966,463 and $1,276,536, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,712,736 and $1,261,080 in deposits due to sales representatives outstanding as of June 30, 2006 and December 31, 2005, respectively.

Note 15 - Major customers and suppliers

The Company has 5 major customers which represent approximately 35% and 47% of the Company’s total sales for the six months ended June 30, 2006 and 2005, respectively. The Company did not have any one significant customer that represented more than 10% of the total sales for the two quarters ended June 30, 2006 and 2005.

For the six months ended June 30, 2006 and 2005, the Company purchases approximately 97% and 80%, respectively, of their raw materials from four major suppliers.

Note 16 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 17 - Other expenses and income, net

Other income and expense for the six months ended June 30 consist of the following:

	2006	2005
	Unaudited	Unaudited
Finance/interest expense	$(1,222,971)	$(886,873)
Interest income	133,710	30,504
Other nonoperating income	392,873	12,063
Other nonoperating expense	(51,305)	(16,089)
Total other expense	$(747,693)	$(860,395)

Other nonoperating income includes the previously accrued income tax. During 2005, the company has approved from the P.R.C. local government for two years income tax exempt and three years of 50% income tax reduction. The local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the six months ended June 30, 2006 for previously accrued income taxes.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Reclassifications

Certain amounts for the six months ended June 30, 2005 in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or cash flows.

Note 19 - Private Offering of Redeemable Stock

The Company has offered an aggregate of 3,333,333 shares of Common Stock par value $0.001 in a private placement to investors at a purchase price of $1.50 per share. On September 18, 2005, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share. In addition, two warrants are attached to each share of common stock and each warrant gives the warrant holder the right to purchase an additional share of common stock or a total of 2,353,330 of common stock in the future. The warrants can be exercised on the second anniversary date at $2.50 per share and on the third anniversary date at $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure changes. At the option of the investors the Company maybe required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

Under this private offering, the Company raised a total of $1,765,000 and received net proceeds of $1,606,150 net of $158,850 of commissions paid.

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable warrants issued with redeemable stock using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.85%, dividend yield of 0% and volatility of 11%. The estimated value of the warrants is zero.

In accordance with SFAS 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares were recorded at fair market value on the date of issuance, which is the net cash proceeds, plus any accrued interest up to December 31, 2005. The difference between the net proceeds, $1,606,150, and the redemption amount, $2,294,497, which is $688,347, will be accrued and amortized as interest expense over an 18 months period beginning in October 2005 and ending in March 2007. The following table reconciles the June 30, 2006 carrying amount:

Balance at 12/31/2005	$1,720,875
Interest amortized during the first six months	229,452
Balace at 6/30/2006	$1,950,327

Total interest amortized since issuance to June 30, 2006 amounted to $344,178 and $344,169 is the remaining amount left to be accrued and amortized through March 2007.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Private Offering of Redeemable Stock (continued)

Under this private offering, the Company raised a total of $1,765,000 and received net proceeds of $1,606,150 net of $158,850 of commissions paid. The difference between the net present value of redeemable stock on September 30, 2005 and the net proceeds, which is $475,741, was recorded as decrease in paid-in capital.

Note 20 - Retirement plan

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

The Company became a foreign joint venture entity in the year of 2004. For the year ended December 31, 2005, it was the first year the Company was required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $157,178 and $0 for the six months ended June 30, 2006 and 2005, respectively. No contribution was made during the first six months of 2005 because the Company contributed the total amount near year end of 2005.

Note 21 - Joint venture agreement with Baotou Steel

On September 28, 2005, General Steel Investment Co., Ltd., a wholly owned subsidiary of General Steel Holdings, Inc., entered into a certain Baotou-GSHI Special Steel Joint Venture Agreement (the "Agreement") with Daqiuzhuang Metal Sheet Co., Ltd., and Baotou Iron and Steel (Group) Co., Ltd., a limited liability company formed under the laws of the People's Republic of China (the "Baotou Steel"). The name of the joint venture will be Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Joint venture agreement with Baotou Steel, continued

% Ownership
Baotou Iron and Steel (Group) Co.,Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd	20%

Baotou Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. The value of the assets to be contributed by Baotou Steel will be stated at fair market value General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Daqiuzhuang Metal will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. The Company will use the consolidation method to account for the joint venture. As of June 30, 2006, the Company has not received the approval from the Local Chinese authority.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Following the acquisition of ownership in General Steel Investment Co., Ltd. in October 2004, the Company has shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit of the Company, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "Daqiuzhuang Metal") started its operation in 1988. Daqiuzhuang Metal's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for the products of Daqiuzhuang Metal.

Daqiuzhuang Metal has recently completed an expansion program to build a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. The Company now operates 10 steel production lines capable of processing 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 50% market share of all hot rolled steel sheets used in the production of agricultural vehicles in China.

On September 28, 2005, General Steel Investment Co., Ltd., a wholly owned subsidiary of General Steel Holdings, Inc., entered into a certain Baotou-GSHI Special Steel Joint Venture Agreement (the "Agreement") with Daqiuzhuang Metal Sheet Co., Ltd., and Baotou Iron and Steel (Group) Co., Ltd., a limited liability company formed under the laws of the People's Republic of China (the "Baotou Steel"). The name of the joint venture will be Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

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

The registered capital of the joint venture will be approximately $24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:

% Ownership
Baotou Iron and Steel (Group) Co.,Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd.	20%

Baotou Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. The value of the assets to be contributed by Baotou Steel will be stated at fair market value General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Daqiuzhuang Metal will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. The Company will use the consolidation method to account for the joint venture.As of March 31, 2006, the Company has not received the approval from the Local Chinese authority.

On September 18, 2005, we entered into a certain Subscription Agreement with certain investors and sold an aggregate of 1,176,665 shares of our common stock, in a private placement under Rule 506 under the Securities Act at a purchase price of $1.50 per share. Under this private placement, we raised $1,765,000 in the aggregate, with a net proceeds of $ 1,606,150 after deducting $158,850 paid for commissions.

Results of Operations

The results of operations of the Company are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2006. As a result, the consumption of our steel products is expected to remain at a high level. We believe that we have successfully positioned ourselves within the Chinese agricultural vehicle market. As this market continues to demonstrate increased demand for steel products, we remain focused on building our leadership position by enhancing the quality of our products and expanding our production capacity. However, the Company does believe that the highly competitive market will exist throughout 2006, with pressures for shipment volumes and prices. In view of that, the Company will continue to focus on cost control and new market development. The management will concentrate on increasing customer base and breaking into new markets.

The Company’s sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. The Company's cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

Net sales and gross profit

Net sales for the three months ended June 30, 2006 were approximately $29.4 million compared to $25.3 million in the same period of 2005. Shipments for the three months ended June 30, 2006 climbed 42% to 66,359 tons from 46,574 tons due to overall increase in producing capacity, productivity, and market development. Average selling price per ton including sale of scrap for the three months ended June 30, 2006 slipped to $443 from $543 in the same period of 2005. The decrease in sales price mainly resulted from the overall steel market downturn, but the impact was offset by the increase in sales volume. This is why our net sales amount is still in line with the same period last year.

Net sales for the six months ended June 30, 2006 were approximately $50 million compared to $46 million in the same period of 2005. Shipments for the six months ended June 30, 2006 climbed 36% to 119,906 tons from 87,995 tons. Average selling price per ton including sale of scrap for the six months ended June 30, 2006 slipped to $417 from $523 in the same period of 2005.

Gross profit for the three months ended June 30, 2006 was approximately $1.59 million, a decrease of 58.6% or $2.25 million from $3.84 million for the same period last year. Gross profit margin decreased to 5.4% from 15.2% for the three months ended June 30, 2006 and 2005. This decrease in gross profit margin is mainly due to the decrease in average selling price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. The Company has to adjust its products’ prices in order to stay competitive in this market. The management expects that the pressure on the selling price will be mitigated in later 2006 as a result of steel industry consolidation in China and overall increase in demand.

Gross profit for the six months ended June 30, 2006 was approximately $3 million, a decrease of 47% or $2.7 million from $5.7 million for the same period last year. Gross profit margin decreased to 6% from 12.4% for the six months ended June 30, 2006 and 2005.

Cost of sales
Overall cost of sales increased to $27.8 million or 29.7% for the three months ended June 30, 2006 from $21.4 million for the same period of 2005. Cost of sales as percentage of sales increased from 84.8% to 94.6%. Average cost per ton was $419 and $460, respectively for the three months ended June 30, 2006 and 2005. In summary, although the average unit cost dropped, the cost of sales increased in the second quarter of 2006 due to the increase in the sales volume.

Overall cost of sales increased to $47 million or 16.6% for the six months ended June 30, 2006 from $40.3 million for the same period of 2005. Cost of sales as percentage of sales increased from 87.6% to 93.9%. Average cost per ton was $393 and $457, respectively for the six months ended June 30, 2006 and 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $0.81 million for the three months ended June 30, 2006, compared to $0.59 million for the same period of 2005, a 38% increase. A large component of the increase came from the legal and accounting expenses and investor and public relations charges for the public listed company.
Selling, general and administrative expenses were $1.55 million for the six months ended June 30, 2006, compared to $1.24 million for the same period of 2005, a 25% increase.

Other income (expense)
Other income (expense) for the three months ended June 30, 2006 consisted mainly of finance charges, interest income and other non-operating income (expense). Interest expense was $0.76 million for the three months ended June 30, 2006, compared to $0.45 million for the same period in 2005. This increase was because the outstanding bank loans increased to $31.4 million from $27.1 million as of June 30, 2006 and 2005, respectively. This increase in debt borrowing was mainly used for the construction of the new production lines.

Interest expense was $1.22 million for the six months ended June 30, 2006, a 37% increase compared to $0.89 million for the same period in 2005.

Income taxes
The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2006 and 2005. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

Liquidity and capital resources

Due to the good market demand for our steel products, we have increased our production capacity by adding four new production lines. The Company plans to maintain a higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the joint venture is issued. Cash balance including restricted cash amounted to $4.3 million and $11.8 million as of June 30, 2006 and 2005.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2006 was $6.38 million compared to $1.62 million provided by operating activities in the same period last year. This change was mainly due to increase in inventory. As the new production lines are now in full operation, approximately 13,000 tons of extra products are now being produced every month. The finished goods inventories started to increase since the sales department hasn’t been fully able to sell all of these extra products. The finished goods inventories at June 30, 2006 was 50,425 tons compared to 20,726 tons at December 31, 2005. The value of finished goods inventories also increased to $21.3 million as of June 30, 2006 from $8.01 million as of December 31, 2005. Additionally, the raw materials price has been going up since March this year. Average purchase price of steel slabs has been going up to approximately $345 in June from $316 in March, the management decided to stock up raw materials inventories in order to maximize the profitability.

Accounts Receivable

Accounts receivable was $4.25 million as of June 30, 2006 compared to $993,417 at December 31, 2006. This is partly due to the credit sales extended to Shanghai Qiugang Metal Sheet Co., Ltd. in the amount of $1,700,812. We usually collect the deposit from our customers in advance. We granted credit sales to Shanghai Qiu Steel Sales Co., Ltd. due to long business relationships between both companies.

Investing activities

Net cash used in investing activities was $3.31 million for the six months ended June 30, 2006 compared to $0.71 million provided by investing activities in the same period last year. The cash has been spent on the construction of the new plant. As of June 30, 2006, all construction in progress has been reclassified to fixed assets subject to depreciation.

Financing activities

Net cash provided by financing activities was $3.47 million for the six months ended June 30, 2006 compared to $0.42 million provided by investing activities in the same period last year. The Company signed a new borrowing agreement with Shenzhen Development Bank to borrow $4,992,000 in the first quarter. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

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

This waster water recycling system is able to process 350 tons waste water everyday. It could save the Company approximately $10,000 per year.

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

We are expecting strong results in the third quarter of 2006 as shipments and average realized prices are expected to improve compared to the first six months of 2006. We have stepped up our effort on sales distribution by breaking into new markets and setting up new regional offices in some major cities in China.

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

Inventories

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserve could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold.

Contractual obligations and commercial commitments

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
	Total	Less than 1 year	1-3 years		3-5 years
Contratual obligations
	Dollars amounts in thousands
Bank loans (1)	$33,380.1	$33,380.1	$		$
Notes payable	4,957.9	4,957.9
Deposits due to sales representatives	1,712.7	1,712.7
Land lease obligations (2)	571.8	5.2		10.4		556.2
Redeemable stock	1,950.3	1,950.3
Total	$42,572.8	$42,006.2		$10.4		$556.2

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

(2) Land lease obligations consist primarily of land lease agreements for our plant No. 3. According to the agreement, the total lease amount for the land is $1,010,038 and we have already paid $438,200 in advance as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Rate Risk

General Steel’s operating unit, Daqiuzhuang Metal, is located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the average Renminbi exchange rate would result in a $107,397 charge to income for the six months ended June 30, 2006.

Item 4. Controls and Procedures

As of the end of the period covered by this report, General Steel’s management carried out an evaluation, with the participation of General Steel’s principal executive officer and principal financial officer, of the effectiveness of General Steel’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934). Based upon that evaluation, General Steel’s principal executive officer and principal financial officer concluded that General Steel’s disclosure controls and procedures were effective as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in General Steel’s internal controls over financial reporting that occurred during General Steel’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, General Steel’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There has been no legal proceedings issued against or commercial by the company.

Item 1A. Risk Factors

An investment in our common stock being offered for resale by the selling shareholders involves a high degree of risk. You should carefully consider the risk factors described below, together with all other information in this prospectus before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our business

We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales.

In the sale of flat rolled carbon steel and silicon steel, we compete with other market players on the basis of product quality, responsiveness to customer needs and price. There are two types of steel and iron companies in China: State Owned Enterprises (“SOEs”), and privately owned companies.

Criteria for our customers include:

•	Quality;

•	Price/cost competitiveness;

•	System and product performance;

•	Reliability and timeliness of delivery;

•	New product and technology development capability;

•	Excellence and flexibility in operations;

•	Degree of global and local presence;

•	Effectiveness of customer service; and

•	Overall management capability.

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be three major competitors of similar size, production capability and product line in the market place: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant. In addition, with China’s entry into the World Trade Organization and China’s agreements to lift many of the barriers to foreign competition, we believe that competition will increase in the agricultural equipment market in China as a whole with the entry of foreign companies into this market. This may limit our opportunities for growth, lead to price pressure and reduce our profitability. We may not be able to compete favorably and this increased competition may harm our business, our business prospects and results of operations.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we might not be able to maintain our profitability or we may incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Implement our business model and strategy and adapt and modify them as needed;

•	Increase awareness of our brands, protect our reputation and develop customer loyalty;

•	Manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	Maintain adequate control of our expenses;

•	Anticipate and adapt to changing conditions in the agricultural equipment markets in which we operate as well as the impact of any changes in government regulation;

•	Anticipate mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Our business, business prospects and results of operations will be affected if we are not successful in addressing any or all of these risks and difficulties.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to raise additional capital from outside sources. We believe that in order to grow our company further, we intend to seize opportunities in Chinese SOEs’ privatization and set up strategic joint ventures with these SOEs. That will require us to obtain additional financing through capital markets. In the future we may be unable to obtain the necessary financing on a timely basis and on favorable terms, and our failure to do so may weaken our financial position, reduce our competitiveness, limit our growth and reduce our profitability. Our ability to obtain acceptable financing at any given time may depend on a number of factors, including:

•	Our financial condition and results of operations,

•	The condition of the PRC economy and the agricultural equipment industry in the PRC, and

•	Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop, it will be necessary for us to finance and manage such an expansion in an orderly fashion. This growth will lead to an increase in the responsibilities of existing personnel, the hiring of additional personnel and expansion of our scope of operations. It is possible that we may not be able to obtain the required financing under terms that are acceptable to us or hire additional personnel to meet the needs of our expansion.

Our business, revenues and profitability are dependent on a limited number of large customers.

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the six months ended June 30, 2006, approximately 35% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron and steel.

The major raw materials that we purchase for production are steel slabs and strip steel. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those increases to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

The price of steel may decline due to an overproduction by the Chinese steel companies.

According to the survey conducted by China Iron and Steel Association, there are more than 1,500 steel companies in China. Among those, only 15 companies have over 5 million tons of production capacity. Each steel company has its own production plan. The Chinese government posted a new guidance on steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current situation of overproduction may not be solved by these measures posted by the Chinese government. If the current state of overproduction continues, our products shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may eventually decrease our profitability.

Because we are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of such subsidiaries.

 We have no operations independent of those of Daqiuzhuang Metal, and our principal assets are our investments in Daqiuzhuang Metal. As a result, we are dependent upon the performance of Daqiuzhuang Metal and we will be subject to the financial, business and other factors affecting Daqiuzhuang Metal as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are and will be held by operating subsidiaries, the claims of our stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of the our and our subsidiaries’ liabilities and obligations have been paid in full.

We depend on bank financing for our working capital needs.

We have various financing facilities amounting to approximately US$36 millions, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

We have a potential US $2.3 million liability in connection with the put right granted in the private placement closed in September 2005.

According to contract terms, the investors have a one-time right to require us to repurchase 1,176,665 shares of our common stock on March 18, 2007 (the “Repurchase Date”) at a price of $1.95 per share. The investors cannot exercise such put right before or after the Repurchase Date, but only on that day. After the Repurchase Date, the put right will expire. To exercise such one time put right, the investors are required to give us a notice 60 day prior to the Repurchase Date. Pursuant to the terms of this put option, we may be required to repay the stock with an amount up to $2,294,497. In case of exercise of this put right, we intend to pay this amount from our existing cash position. In case we are not be able to raise such funds in time or on acceptable terms, we may need to operate with a reduced cash flow.

Risks Related to Operating Our Business in China

We face the risk that changes in the policies of the Chinese government could have significant impact upon the business we may be able to conduct in China and the profitability of such business.

The economy of China is at a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set down national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. A change in policies by the Chinese government could adversely affect our interests by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, the Chinese government may significantly alter such policies, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

The PRC laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation, we could be subject to sanctions. In addition, any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Our subsidiaries and we are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatments issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. Such restructuring may not be effective or result in similar or other difficulties. We may be subject to sanctions, including fines, and could be required to restructure our operations. As a result of these substantial uncertainties, there is a risk that we may be found in violation of any current or future PRC laws or regulations.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales to businesses operating in the PRC. Although the PRC economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for agricultural equipment. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and in turn reduce our results of operations and our productivity.

In China, farmers are key consumers for agricultural vehicles. The consumption is closely related to the economic developments in different regions and areas. With the continuous development of rural economy in central and western China, there is increasing demand for agricultural vehicles. In addition, the implementation of the “Go West” strategy and China’s entry into the World Trade Organization have prodded the government to increase investment in the agricultural sector in central and western China. China’s western areas will become a high growth market for agricultural vehicles. However the new government policies may as well bring competition to this market. More steel companies may turn their focus to the agricultural sector which will increase the supply of steel products used for agricultural vehicles. This new competition may force us to lower our product price or reduce the production volume.

Inflation in China could negatively affect our profitability and growth.

While the Chinese economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, China’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated increases in interest rates by the central bank will likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

If relations between the United States and China worsen, our stock price may decrease and we may experience difficulties accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could impact the market price of our common stock and our ability to access US capital markets.

The Chinese Government could change its policies toward private enterprises, which could result in the total loss of our investments in China.

Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese Government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese Government may not continue to pursue these policies or may alter them to our detriment from time to time. Conducting our business might become more difficult or costly due to changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises. In addition, nationalization or expropriation could result in the total loss of our investments in China.

Our business, results of operations and overall profitability are linked to the economic, political and social conditions in China.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government. In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese Government’s involvement in the economy may affect our business operations, results of operations and our financial condition.

Governmental control of currency conversion may cause the value of your investment in our common stock to decrease.

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

The fluctuation of the Renminbi may cause the value of your investment in our common stock to decrease.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As we rely entirely on revenues earned in the PRC, our cash flows, revenues and financial condition will be affected by any significant revaluation of the Renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, if the Renminbi appreciates against the U.S. dollar, the Renminbi equivalent of the US dollar we convert would be reduced. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. To date, however, we have not engaged in transactions of either type. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. Because of the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above.

We are subject to environmental and safety regulations, which may increase our compliance costs and reduce our overall profitability.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in China. We may incur substantial costs or liabilities in connection with these requirements. Additionally, these regulations may become stricter, which will increase our costs of compliance in a manner that could reduce our overall profitability. The capital requirements and other expenditures that may be necessary to comply with environmental requirements could increase and become a significant expense linked to the conduct of our business.

Because the Chinese legal system is not fully developed, our legal protections may be limited.

The PRC legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the PRC legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, the PRC has not developed a fully integrated legal system and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, published government policies and internal rules may have retroactive effects and, in some cases, the policies and rules are not published at all. As a result, we may be unaware of our violation of these policies and rules until some time later. The laws of the PRC govern our contractual arrangements with our affiliated entities. The enforcement of these contracts and the interpretation of the laws governing these relationships are subject to uncertainty. For the above reasons, legal compliance in China may be more difficult or expensive.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 96% of our common stock. Mr. Yu, Zuo Sheng our major shareholder, beneficially owns approximately 76.5% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

Because our principal assets are located outside of the United States and most of our directors and officers reside outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or enforce U.S. court judgments against us or them in the PRC.

Among all of our directors only one director resides in the United States. In addition, Daqiuzhuang, our operating subsidiary, is located in China and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. and the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

In addition, broker-dealers who recommend our common stock to people who are not established customers or qualifying investors must follow special sales procedures, including getting the purchaser’s written consent prior to the sale. We are currently subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. During the period(s) that our stock trades below $5.00 per share, as it currently does, trading in our common stock is subject to the requirements of the “penny stock” rules. These rules require additional disclosure by broker dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any “penny stock” transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transaction before sale. The additional burdens imposed upon broker dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock affected. As a consequence, the market liquidity of General Steel’s common stock could be severely limited by these regulatory requirements.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other steel makers, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.

In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer
32.2 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC (Registrant)

Date: August 14, 2006	By:	/s/ Zuo Sheng Yu
Zuo Sheng Yu Title: Chief Executive Officer and President

Date: August 14, 2006	By:	/s/ John Chen
John Chen Title: Director and Chief Financial Officer