Form 10-Q
period 2006-09-30
GENERAL STEEL HOLDINGS INC
filed 2006-11-14
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

GENERAL STEEL HOLDINGS, INC.
(Name of Issuer in Its Charter)

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

+ 86 (10) 58797346
(Issuer's telephone number)

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

The number of shares of Common Stock outstanding on September 30, 2006 was 32,426,665.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For the purposes of this quarterly report, the balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.90 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.00 RMB for the nine months ended September 30, 2006 was applied to income statement accounts.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$4,009,089	$8,648,373
Restricted cash	2,874,199	2,735,583
Accounts receivable, net of allowance for doubtful accounts of $1,403
and $1,371 as of September 30, 2006 and December 31, 2005, respectively	11,071,790	993,417
Notes receivable	1,126,406	4,960
Note receivable - related party	280,480	2,976,000
Other receivables	119,644	109,769
Other receivables - related parties	850,400	-
Inventories	15,698,156	10,730,941
Advances on inventory purchases	7,155,375	10,716,293
Short-term investment	-	37,200
Prepaid expenses - current	66,003	64,647
Total current assets	43,251,542	37,017,183

PLANT AND EQUIPMENT, net	22,914,574	18,213,872

OTHER ASSETS:
Advance on equipment purchases	-	1,053,169
Prepaid Expenses - non current	771,161	669,460
Intangible assets - land use right, net of accumulated amortization	1,857,014	2,039,532
Total other assets	2,628,175	3,762,161

Total assets	$68,794,291	$58,993,216

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$664,699	$823,760
Short term loans - bank	31,548,720	27,118,800
Short term notes payable	5,519,760	5,406,400
Other payables	534,217	69,667
Other payable - related party	-	980,000
Accrued liabilities	1,768,695	916,957
Customer deposits	1,369,060	1,276,536
Deposits due to sales representatives	1,833,168	1,261,080
Taxes payable	4,363,420	1,682,330
Total current liabilities	47,601,739	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	2,065,053	1,720,875

Total liabilities	49,666,792	41,256,405

MINORITY INTEREST	5,853,861	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value, 75,000,000 shares authorized,
32,426,665 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,726,036	4,207,236
Statutory reserves	840,753	840,753
Accumulated other comprehensive income	804,241	399,188
Total shareholders' equity	13,273,638	12,349,785
Total liabilities and shareholders' equity	$68,794,291	$58,993,216

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
REVENUES	$46,957,797	$26,032,015	$96,998,657	$72,021,091

COST OF SALES	45,404,450	23,379,706	92,486,613	63,656,562

GROSS PROFIT	1,553,347	2,652,309	4,512,044	8,364,529

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	605,801	523,063	2,155,612	1,763,706

INCOME FROM OPERATIONS	947,546	2,129,246	2,356,432	6,600,823

OTHER EXPENSE, NET	(623,105)	(447,943)	(1,370,798)	(1,308,339)

INCOME BEFORE PROVISION FOR INCOME
TAXES AND MINORITY INTEREST	324,441	1,681,303	985,634	5,292,484

PROVISION FOR INCOME TAXES	-	548,972	-	1,815,968

NET INCOME BEFORE MINORITY INTEREST	324,441	1,132,331	985,634	3,476,516

LESS MINORITY INTEREST	144,644	350,118	466,834	1,121,834

NET INCOME	179,797	782,213	518,800	2,354,682

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	222,417	374,857	405,053	374,857

COMPREHENSIVE INCOME	$402,214	$1,157,070	$923,853	$2,729,539

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000	31,250,000	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.01	$0.04	$0.02	$0.09

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Number of shares	Common stock	Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Totals
BALANCE, January 1, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$-	$9,210,378
Net income					2,354,682		2,354,682
Foreign currency translation gain						374,857	374,857

BALANCE, September 30, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$4,507,658	$374,857	$11,939,917
Net income					385,537		385,537
Adjustment to statutory reserve				685,959	(685,959)		-
Foreign currency translation gain						24,331	24,331
							-
BALANCE, December 31, 2005, restated	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income					518,800		518,800
Foreign currency translation gain						405,053	405,053

BALANCE, September 30, 2006	31,250,000	$31,250	$6,871,358	$840,753	$4,726,036	$804,241	$13,273,638

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	September 30	September 30
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$518,800	$2,354,682
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	466,834	1,121,834
Depreciation	1,008,036	789,131
Amortization	222,400	216,528
Loss on disposal of equipment	28,005	34,399
Interest expense accrued on mandatory redeemable stock	344,178	-
(Increase) decrease in assets:
Accounts receivable	(9,928,845)	23,126
Increase in notes receivable	(1,106,993)	(2,501,624)
Other receivables	(7,476)	(570,252)
Other receivables - related parties	(850,400)	-
Inventories	(4,681,528)	(716,098)
Advances on inventory purchases	3,737,173	310,518
Prepaid expense - non current	(86,541)	-
Increase (decrease) in liabilities:
Accounts payable	145,602	(28,184)
Other payables	137,713	(189,561)
Other payable - related party	(980,000)	190,000
Accrued liabilities	821,858	12,034
Customer deposits	64,917	2,297,519
Taxes payable	2,611,959	1,518,804
Net cash (used in) provided by operating activities	(7,534,308)	4,862,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Restriced cash	(80,218)	1,544,990
Notes receivable - related party	2,722,629	-
Increase in short term investment	37,494	-
Deposits due to sales representatives	538,664	120,463
Advance on equipment purchases	1,061,493
Additions to equipment	(5,299,576)	(1,588,947)
Net cash (used in) provided by investing activities	(1,019,514)	76,506

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans - bank	21,309,090	31,819,320
Payments on short term loans - bank	(17,497,200)	(31,916,664)
Borrowings on short term notes payable	6,074,028	6,522,048
Payments on short term notes payable	(6,074,028)	(9,126,000)
Cash received on issuance of mandatory redeemable stock		1,606,150
Net cash provided by (used in) financing activities	3,811,890	(1,095,146)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	102,648	149,047

(DECREASE) INCREASE IN CASH	(4,639,284)	3,993,263

CASH, beginning of period	8,648,373	5,547,810

CASH, end of period	$4,009,089	$9,541,073

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of General Steel Holdings, Inc. reflect the activities of the following subsidiaries:

Subsidiary		% Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	P.R.C.	70.0%

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $405,053 and $374,857 as of September 30, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at September 30, 2006 were translated at 7.90 RMB to $1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The average translation rate of 8.00 RMB for the nine months ended September 30, 2006 was applied to income statement accounts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $1,008,036 and $789,131, respectively.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consisted of the following:

	September 30,	December 31,
	2006	2005
	Unaudited	Restated
Buildings and improvements	$8,474,423	$5,391,378
Transportation equipment	882,941	485,699
Machinery	19,263,323	12,752,995
Construction in progress	29,553	4,231,318
Totals	28,650,240	22,861,390
Less accumulated depreciation	5,735,666	4,647,518
Totals	$22,914,574	$18,213,872

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at September 30, 2006 and December 31, 2005, amounted to $6,905,104 and $11,446,120, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $2,874,199 and $2,735,583 as of September 30, 2006 and December 31, 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	Unaudited	Restated
Supplies	$1,186,486	$1,524,332
Raw materials	2,142,447	1,195,022
Finished goods	12,369,223	8,011,587
Totals	$15,698,156	$10,730,941

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Inventories, (continued)

Inventories consist of supplies, raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. No work in process inventory existed at September 30, 2006 and December 31, 2005, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of September 30, 2006 and December 31, 2005, the Company has determined that no reserves are necessary.

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

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. Daqiuzhuang Metal acquired land use rights during the years ended in 2000 and 2003 for a total amount of $2,870,902. The land use rights have a 50 year term. However, Daqiuzhuang Metal's initial business license had a ten-year term. Management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became Sino Joint Venture in 2004 as discussed in Note 1 and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

As of September 30, 2006 and December 31, 2005, accumulated amortization amounted to $1,146,757 and $902,550. The costs of these rights are being amortized over ten years using the straight-line method.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Intangible assets, (continued)

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2006, the Company expects these assets to be fully recoverable.

Total amortization expense for the nine months ended September 30, 2006 and 2005, amounted to $222,400 and $216,528, respectively.

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

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2006 and December 31, 2005.

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

Income taxes, (continued)

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

The Company’s subsidiary, Daqiuzhuang Metal Sheet Co., Ltd., became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible to receive a tax benefit. The Company is exempt from income taxes for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009. The Company received the tax exemption approval from the local tax authorities during the last quarter of 2005 and the Company had been recording a provision for income taxes for the first three quarters of 2005. During the last quarter of 2005 the Company reversed the provision for income taxes once they received the approval from the local tax authorities. The local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the nine months ended September 30, 2006 for previously accrued income taxes.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The provision for income taxes for the period ended September 30 consisted of the following

	2006	2005
	Unaudited	Restated
Provision for China Income Tax	$-	$1,634,371
Provision for China Local Tax	-	181,597
Total provision for income taxes	$-	$1,815,968

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30:

	2006	2005
U.S. statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	-	33.0
Effective tax rate	-%	33.0%

The estimated tax savings for the nine months ended September 30, 2006 amounted to $513,518. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.02 to $0.005.

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

Taxes payable consisted of the followings:

	September 30,	December 31,
	2006	2005
	Unaudited	Restated
VAT taxes payable	$4,362,558	$1,290,982
Income taxes payable	-	385,510
Misc taxes	862	5,838
Totals	$4,363,420	$1,682,330

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies, (continued)

Recently issued accounting pronouncements, (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−−an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.

This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Management does not currently believe adoption will have a material impact on the Company's financial position or results of operations.

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

Note 3 - Consolidated financial statements and condensed footnotes, (continued)

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

In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, and the results of operations, changes in shareholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus the 1,176,665 shares described in note 19 have been excluded from the earnings per share calculation.

The weighted average number of shares used to calculate EPS for the nine months ended September 30, 2006 (31,250,000), 2005 (31,250,000) reflect only the shares outstanding for those periods.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Supplemental disclosure of cash flow information

Interest paid amounted to $1,376,863 and $1,344,433 for the nine months ended September 30, 2006 and 2005, respectively.

Income tax payments amounted to $0 and $488,344 for the nine months ended September 30, 2006 and 2005, respectively.

Note 6 - Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Account receivables include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance amount at the year end. The allowance for doubtful accounts as of September 30, 2006 and December 31, 2005 amounted to $1,403 and $1,371, respectively.

Note 7 - Notes receivable and note receivable - related party

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However the Company will incur an interest charge and a processing fee when they submit a payment request early. The Company had $1,126,406 and $4,960 outstanding as of September 30, 2006 and December 31, 2005, respectively.

The note receivable from related party represents a note from Yang Pu Automotive Investment Limited. Yang Pu Automotive Investment Limited is a Chinese registered limited liability company which is 100% indirectly owned by Mr. Yu Zuo Sheng. This loan was given to the Yang Pu for business purposes on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,995,200, for one year with an interest rate at 7% and due at maturity. In 2006, Yang Pu Automotive Investment Limited paid $2,757,920 towards the principal of the loan. The Company will calculate the interest based on the new balance. The Company periodically reviews the financial statements of Yang Pu Automotive Investment Limited to determine its ability to repay the debt.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Prepaid expenses

Prepaid expenses at September 30, 2006 consisted of the followings:

	Current	Long-term	Total
Rent	$45,576	$277,568	$323,144
Land use right	20,427	493,593	514,020
Total	$66,003	$771,161	$837,164

The Company rented a dormitory for its employees during 2005. The rent is for ten years starting on January 1, 2006 at RMB 90,000 per quarter or RMB 360,000 per year. The Company's prepayment at September 30, 2006 amounted to RMB 2,552,470 or $323,144.

The Company also entered into another rental agreement on July 21, 2005 to rent the land use right for its manufacture expansion. The total amount of the rental is RMB 8,067,400 for a period of 50 years starting on September 1, 2005. The Company's prepayment at September 30, 2006 amounted to RMB 4,060,187 or $514,020.

Note 9 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount was $7,155,375 and $10,716,293 as of September 30, 2006 and December 31, 2005, respectively.

Note 10 - Related party transactions

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister holdings limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. This amount was loaned to General Steel Investment Co., Ltd. for business operations. In the second quarter of 2006, General Steel Investment Co., Ltd. advanced $1,300,000 to Golden Glister Holdings Limited for its operations. Golden Glister has agreed to pay back the amount on a short term basis. The Company had a receivable from Golden Glister for $850,400 and a payable to Golden Glister for $980,000 as of September 30, 2006 and December 31, 2005, respectively. These receivable and payable are short term and are non interest bearing.

Note 11 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed and bear no interest rate. The table below summarizes the loans outstanding at September 30, 2006 and December 31, 2005.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Short term loans - bank (continued)

	September 30,	December 31,
	2006	2005
	Unaudited	Restated
Loans from China Bank, JingHai Branch, due
November 2006. Monthly interest only payment at
6.138% per annum, secured by equipment
and property	$1,139,400	$1,116,000

Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from October 2006 to April 2007.
Monthly interest only payments in 2005 ranging from
from 6.696% to 6.975% per annum, guaranteed by an
unrelated third party and secured by property and
equipment	9,881,130	10,068,800

Loan from Construction Bank of China, JinHai Branch, due
August 15, 2007. Monthly interst only payment at
7.4604% per annum, secured by properties	1,538,190	1,004,400

Loans from ShangHai PuFa Bank, due various dates from
November 2006 to July 2007. Monthly interest only
payments ranging from 6.138% to 6.435% per month,
guaranteed by an unrelated third party	6,330,000	6,200,000

Loans from China Merchants Bank, due various dates from
May 2007 to September 2007. Quarterly interest only
payments, annual interest rate of 6.1425%,
guaranteed by an unrelated third party	7,596,000	8,060,000

Loan from Construction Bank of China, due August 21, 2006
Monthly interest only payment at 7.4604% per annum,
guaranteed by an unrelated third party	-	669,600

Loans from Shenzhen Development Bank, Tianjin Branch
due various dates from February to March 2007
Quarterly interest only payments ranging
from 5.856% to 5.859%, secured by inventories	5,064,000	-
Totals	$31,548,720	$27,118,800

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Short term notes payable

Short term notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor. This short term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash.

The Company has the following short term notes payable outstanding as for September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	Unaudited	Restated
China Bank, Jing Hai Branch, various amounts, due
October 2006, restricted cash required 50% of loan
amount, secured by land and property	$1,468,560	$1,438,400

Agricultural Bank of China, various amounts, due dates
ranging between July and October 2006,
restricted cash required of 50% of loan amount,
secured by land and property	1,519,200	1,488,000

ShangHai PuFa Bank, due November 2006, restricted
cash required of 50% of loan balance, guaranteed
by an unrelated third party	2,532,000	2,480,000
Totals	$5,519,760	$5,406,400

Total interest expense for the nine months ending September 30, 2006 and 2005 on all debt amounted to $1,531,447 and $1,344,433, respectively.

Note 13 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within nine months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2006 and December 31, 2005, customer deposits amounted to $1,369,060 and $1,276,536, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,833,168 and $1,261,080 in deposits due to sales representatives outstanding as of September 30, 2006 and December 31, 2005, respectively.

Note 15 - Major customers and suppliers

The Company has 5 major customers which represent approximately 31% and 41% of the Company’s total sales for the nine months ended September 30, 2006 and 2005, respectively. The Company did not have any one significant customer that represented more than 10% of the total sales for the three quarters ended September 30, 2006 and 2005.

Four customers accounted for 54% and 43% of total accounts receivable as of September 30, 2006 and December 31, 2005, respectively.

For the nine months ended September 30, 2006 and 2005, the Company purchases approximately 95% and 78%, respectively, of their raw materials from four major suppliers.

Note 16 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 17 - Other expenses and income, net

Other income and expense for the nine months ended September 30 consist of the following:

	2006	2005
	Unaudited	Restated
Finance/interest expense	$(1,880,668)	$(1,348,949)
Interest income	154,584	45,279
Other nonoperating income	408,240	12,441
Other nonoperating expense	(52,954)	(17,110)
Total other expense	$(1,370,798)	$(1,308,339)

Other nonoperating income includes the previously accrued income tax. During 2005, the Company has received approval from the P.R.C. local government for a two years income tax exemption and three years of 50% income tax rate reduction. The local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the nine months ended September 30, 2006 for previously accrued income taxes.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Reclassifications

Certain amounts for the nine months ended September 30, 2005 in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or cash flows.

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

In accordance with SFAS 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares were recorded at fair market value on the date of issuance, which is the net cash proceeds, plus any accrued interest up to December 31, 2005. The difference between the net proceeds, $1,606,150, and the redemption amount, $2,294,497, which is $688,347, will be accrued and is amortized as interest expense over an 18 months period beginning in October 2005 and ending in March 2007. The following table reconciles the September 30, 2006 carrying amount:

Balance at December 31, 2005	$1,720,875
Interest amortized during the first nine months	344,178
Balace at September 30, 2006	$2,065,053

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Private Offering of Redeemable Stock (continued)

Total interest amortized since issuance to September 30, 2006 amounted to $458,898 and $229,449 is the remaining amount left to be accrued and amortized through March 2007. The Company amended its financial statements for the periods ended December 31, 2005 and March 31, 2006 to reflect the changes made to the accounting treatment of the redeemable stock. The original accounting treatment was to record the amount discounted at an average market rate as a liability with the difference between the discounted amount and the cash received treated as reduction in paid-in-capital and the difference between discounted amount and redemption value to be amortized over the 18 months from issuance date.

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

The Company became a foreign joint venture entity in the year of 2004. For the year ended December 31, 2005, it was the first year the Company was required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $336,629 and $0 for the nine months ended September 30, 2006 and 2005, respectively. No contribution was made during the first nine months of 2005 because the Company contributed the total amount near year end of 2005.

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

Note 21 - Joint venture agreement with Baotou Steel, (continued)

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

As of September 30, 2006, the Company has not received the approval of the Baotou Steel Joint venture and it is still under government review and maybe subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. Currently none of the operations of Baotou Steel is consolidated into the Company’s financial statements as there is no ownership or control relationship between the Company and Baotou Steel at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10Q.

Overview

Following the acquisition of ownership in General Steel Investment Co., Ltd. (herein referred to as “the Company”) in October 2004, the Company has shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit of the Company, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "Daqiuzhuang Metal") started its operation in 1988. Daqiuzhuang Metal's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of agricultural vehicles, tractors, shipping containers and in other specialty products.

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

In April 2006, Daqiuzhuang Metal built a new plant next to their existing facility. The new plant consists of four new production lines capable of producing 150,000 tons of hot-rolled steel sheets. The Company now operates 10 steel production lines capable of processing 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year. By the Company’s estimate, it now maintains a 50% market share of all hot rolled steel sheets used in the production of agricultural vehicles in China.

On September 28, 2005, General Steel Investment Co., Ltd., a wholly owned subsidiary of General Steel Holdings, Inc., entered into the Baotou-GSHI Special Steel Joint Venture Agreement (the "Agreement") with Daqiuzhuang Metal Sheet Co., Ltd., and Baotou Iron and Steel (Group) Co., Ltd., (herein after referred to as ”Baotou Steel”) a limited liability company formed under the laws of the People's Republic of China. The name of the joint venture will be Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell specialty steel and to improve the product quality and the production capacity and competitiveness by adopting advanced production technologies. The Joint Venture Company shall have a capacity of producing 600,000 tons of specialty steel products a year.

The registered capital of the Joint Venture will be approximately $24,000,000. The products of the Joint Venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:

% Ownership
Baotou Iron and Steel (Group) Co.,Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd.	20%

Baotou Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. The value of the assets to be contributed by Baotou Steel will be stated at fair market value. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 cash and Daqiuzhuang Metal will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule: 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. The Company will use the consolidation method to account for the Joint Venture.

As of September 30, 2006, the Company has not received the approval of the Baotou Steel Joint Venture and it is still under government review and maybe subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. The Company is working to encourage relevant parties to provide the requisite documentation and initiate the needed procedures. However, if the relevant documents cannot be produced and the required procedures will not be initiated within the next sixteen months, the Company may choose to terminate the Joint Venture Agreement. Currently none of the operations of Baotou Steel is consolidated into the Company’s financial statements as there is no ownership or control relationship between the Company and Baotou Steel at this time

On September 18, 2005, the Company entered into a certain Subscription Agreement with certain investors and sold an aggregate of 1,176,665 shares of common stock in a private placement under Rule 506 of the Securities Act, at a purchase price of $1.50 per share. Under this private placement, the Company raised $1,765,000 in the aggregate, with net proceeds of $1,606,150 after deducting $158,850 paid for commissions.

Results of Operations

The results of operations of the Company are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2006. As a result, consumption of the Company’s steel products is expected to remain at a high level. The Company believes that it has successfully positioned itself within the Chinese agricultural vehicle market. As this market continues to demonstrate increased demand for steel products, the Company remains focused on building its leadership position by enhancing the quality of its products and expanding production capacity. However, the Company does believe that the highly competitive market will exist throughout 2006, with pressures for shipment volumes and prices. In view of that, the Company will continue to focus on cost control and new market development. The management will concentrate on increasing sales by continuing to sign new distributors in new markets and continuing to establish provincial branch sales offices.

The Company’s sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. The Company's cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

Net sales and gross profit

Net sales increased $21 million, or 80.38% from $26 million for the three months ended September 30, 2005 to $47 million for the three months ended September 30, 2006. Shipments for the three months ended September 30, 2006 climbed 100% to 109,912 tons from 54,740 tons due to increased production capacity brought about by the four new production lines and increased productivity and market development. Average selling price per ton including sale of scrap for the three months ended September 30, 2006 decreased to $427 from $463 in the same period of 2005.

Net sales increased $25 million, 34.68% from $72 million for the nine months ended September 30, 2005 to $97 million for the nine months ended September 30, 2006. Shipments for the nine months ended September 30, 2006 climbed 61% to 229,819 tons from 142,735 tons. Average selling price per ton including sale of scrap for the nine months ended September 30, 2006 decreased to $420 from $500 in the same period of 2005. The decrease in sales price mainly resulted from the overall steel market downturn, but the impact was offset by the increase in sales volume.

Gross profit for the three months ended September 30, 2006 was approximately $1.55 million, a decrease of 41.43% or $1.1 million from $2.65 million for the same period last year. Gross profit margin decreased to 3.3% from 10.2% for the three months ended September 30, 2006 and 2005.

Gross profit for the nine months ended September 30, 2006 was approximately $4.5 million, a decrease of 46% or $3.9 million from $8.4 million for the same period last year. Gross profit margin decreased to 4.7% from 11.6% for the nine months ended September 30, 2006 and 2005.

This decrease in gross profit margin is mainly due to the decrease in average selling price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. The Company must adjust its products’ prices in order to stay competitive in this market. Management expects that the pressure on the selling price will be mitigated in the 4th quarter of 2006 as a result of steel industry consolidation in China and overall increase in demand.

Cost of sales

Overall cost of sales increased to $45.4 million or 94% for the three months ended September 30, 2006 from $23.4 million for the same period of 2005. Cost of sales as percentage of sales increased from 89.8% to 96.7%. Average cost per ton was $413 and $427, respectively for the three months ended September 30, 2006 and 2005. In summary, although the average unit cost dropped, the cost of sales increased in the third quarter of 2006 due to the increase in the sales volume.

Overall cost of sales increased to $92.4 million or 45.1% for the nine months ended September 30, 2006 from $63.7 million for the same period of 2005. Cost of sales as percentage of sales increased from 88.3% to 95.3%. Average cost per ton was $402 and $446, respectively for the nine months ended September 30, 2006 and 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $0.61 million for the three months ended September 30, 2006, compared to $0.52 million for the same period of 2005, a 17.3% increase. A large component of the increase came from the legal and accounting expenses and investor and public relations charges for the public listing of the company.

Selling, general and administrative expenses were $2.16 million for the nine months ended September 30, 2006, compared to $1.76 million for the same period of 2005, a 22.7% increase.

Other income (expense)

Other income (expense) for the three months ended September 30, 2006 consisted mainly of finance charges, interest income and other non-operating income (expense). Interest expense was $0.65 million for the three months ended September 30, 2006, compared to $0.46 million for the same period in 2005. This increase was because the outstanding bank loans increased to $31.5 million from $26.2 million as of September 30, 2006 and 2005, respectively. This increase in debt borrowing was mainly used for the construction of the four new production lines.

Interest expense was $1.88 million for the nine months ended September 30, 2006, a 39.3% increase compared to $1.35 million for the same period in 2005.

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the nine months ended September 30, 2006 and 2005. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

Liquidity and capital resources

Due to the strong market demand for the Company’s products, it increased production capacity by adding four new production lines. The Company plans to maintain a higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Steel the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the Joint Venture is issued. Cash balance including restricted cash amounted to $6.9 million and $11.6 million as of September 30, 2006 and 2005.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2006 was $7.53 million compared to $4.86 million provided by operating activities in the same period last year. This change was mainly due to increases in inventory. As the new production lines are now in full operation, approximately 13,000 tons of additional products are now being produced monthly. Finished goods inventories have increased and the sales department has, since the beginning of second quarter, established 3 provincial sales offices to help increase sales and reduce these inventories. The finished goods inventory value on September 30, 2006 was 29,597 tons compared to 20,726 tons at December 31, 2005. The value of finished goods inventories also increased to $12.1 million as of September 30, 2006 from $8.01 million as of December 31, 2005.

Accounts Receivable

Accounts receivable were $11.07 million as of September 30, 2006 compared to $993,417 at December 31, 2006. We previously collect the deposit from our customers in advance. This increase in accounts receivable is mainly due to a change in the company's collection approach. Starting in the second quarter of 2006, the company has gone with a different collection methodology, as opposed to receive deposits from its customers; the company has extended credit sales to its major customers. The Company now has four new production lines in operation. The management is now taking measures to secure the existing customer base and attract new customers. One of the approaches is to extend credit sales to our major customers and distributors as incentives for buying our products. Extending credit to our major customers and distributors is also in line with a growing industrial trend in this competitive market. Our top four customers constitute 54% of our total accounts receivable balance as of September 30, 2006.

Investing activities

Net cash used in investing activities was $1.02 million for the nine months ended September 30, 2006 compared to $0.08 million provided by investing activities in the same period last year. The cash has been spent on the construction of the new plant.

Financing activities

Net cash provided by financing activities was $3.81 million for the nine months ended September 30, 2006 compared to $1.10 million used in investing activities in the same period last year. The Company signed a borrowing agreement with Shenzhen Development Bank to borrow $5,064,000 in the first quarter. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

Compliance with environmental laws and regulations

Based on the equipment, technologies and measures adopted, the Company is not considered a high-pollution factory in China. The production process does not need much water and produces only a minimal amount of chemical pollution. The Company uses gas-fired reheat furnaces recommended by the State Environmental Protection Agency to heat raw materials and semi-finished products.

In 2005, the Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge. In order to meet these requirements, the Company invested $94,190 to remodel its industrial water recycling system to reduce new water consumption and industrial water discharge.

This wastewater recycling system is able to process 350 tons of wastewater daily. The Company can realize approximately $10,000 savings per year using this system.

As for the remodeling of gas furnace and desulphurization of discharged gas, the local government has not posted any control measures currently and the Company has no plans to proceed with this remodeling until such time regulations are mandated. The Company believes that future costs relating to environmental compliance will not have a materially adverse effect on the Company's financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in materially adverse costs.

Impact of inflation

The Company is subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. The Company has generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven by the overall economic conditions in China. The Company manages price risks chiefly through productivity improvements and cost-containment measures.

Management does not believe that inflation risk is material to its business or financial position, results of operations or cash flows.

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

The Company expects better results in the fourth quarter of 2006 as average overall market prices improve compared to the first nine months of 2006. The Company also expects solid sales contribution as its three newly established provincial sales offices and six new distributors gain traction in their respective markets.

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

The following tables summarize our contractual obligations as of September 30, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years		3-5 years
	Dollars amounts in thousands
Bank loans (1)	$31,548.7	$31,548.7	$		$
Notes payable	5,519.8	5,519.8
Deposits due to sales representatives	1,833.2	1,833.2
Land lease obligations (2)	507.3	5.3		10.5		491.5
Redeemable stock	2,065.1	2,065.1
Total	$41,452	$40972.1		$10.5		$469.4

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

(2) Land lease obligations consist primarily of land lease agreements for our plant No. 3. According to the agreement, the total lease amount for the land is $1,021,333 and we have already paid $514,020 in advance as of September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Foreign Currency Exchange Rate Risk

General Steel’s operating unit, Daqiuzhuang Metal, is located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the average Renminbi exchange rate would result in a $155,611 charge to income for the nine months ended September 30, 2006.

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

PARTII - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no legal proceedings issued against or commenced by the company.

ITEM 1A. RISK FACTORS

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

We began our operations in 2000. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Implement our business model and strategy and adapt and modify them as needed;

•	Increase awareness of our brands, protect our reputation and develop customer loyalty;

•	Manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	Maintain adequate control of our expenses;

•	Anticipate and adapt to changing conditions in the auto parts markets in which we operate as well as the impact of any changes in government regulation;

•	Mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

General Steel Holdings, Inc. (Registrant)

Date: November 14, 2006	By:	/s/ Zuo Sheng Yu
Zuo Sheng Yu
Chief Executive Officer and President

Date: November 14, 2006	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer