Form 10-K/A
period 2005-12-31
GENERAL STEEL HOLDINGS INC
filed 2007-02-12
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

+86 (10) 68000346
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $ .001 par value per share	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of March 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $58,367,997 based on the $1.80 as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2006
Common Stock, $ .001 par value per share	32,426,665 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

Amendment No. 1 to the Annual Report on Form 10-K
For the fiscal year ended December 31, 2005

EXPLANATORY NOTE

General Steel Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was originally filed on March 31, 2006 (the “Original Filing”), to amend and restate in their entirety Part II. Item 7, Part II Item 7.A and Part II. Item 8. of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety Part II. Item 7 and Part II. Item 8. of the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

Part II.
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Following the acquisition of ownership in General Steel Investment Co., Ltd. in October 2004, we have shifted our main business focus to general steel products and steel manufacturing. As our core-operating unit, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "Daqiuzhuang Metal") started its operation in 1988. Daqiuzhuang Metal's core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for our products.

Since 1998, Daqiuzhuang Metal has expanded its operations to six production lines processing 250,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 40% market share of all steel sheets used in the production of agricultural vehicles in China. We are building a new plant next to the existing facility with four new production lines to increase the hot-rolled steel sheet production capacity by 150,000 tons. This new plant has already been put into full production since mid-March 2006. The Company now operates 10 steel production lines for the production of hot-rolled steel sheets.

We have recently signed a joint venture agreement (the “Joint Venture Agreement”) with Baotou Iron and Steel Group (“Baotou Steel”) to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People’s Republic of China (the “Joint Venture Company”). The Joint Venture Company has not been launched and is not operational yet.

This contemplated transaction is not considered a business combination as defined under Article 11 of Regulation S-X. The revenue producing activity for the new entity will be different from that of the existing companies. New high-end special steel products will be produced and marketed to new customers. In order to produce these new products, the new entity will build new facilities on the land to be contributed by Baotou Steel. It will take some equipment to be contributed by Baotou Steel, which are to be substantially modified, and add a 100-ton electric furnace and a refiner to create a new production line. A new sales force will be built to identify and target new customers. The new entity will not carry the names of either of its future owners.

This contemplated transaction is not considered as a business acquisition through a non-monetary exchange under EITF 98-3 because it does not meet the relevant definition thereunder. The assets to be contributed do not include systems, standards, protocols, conventions and rules that act to define the process necessary for normal, self-sustaining operations, such as (i) strategic management processes, (ii) operational processes, and (iii) resource management processes. The assets to be contributed do not include the ability to obtain access to the customers that purchase the outputs of the assets to be contributed. Additionally, while the newly formed entity will receive certain tangible assets, it will be a start-up company. It will need to attract and retain talent to install/modify/acquire equipment, manage operations, as well as to manufacture, market and sell products to newly identified customers. The assets to be contributed by Baotou Steel are insignificant compared to the total assets of Baotou Steel. Baotou Steel will continue to operate at its historical levels even assuming the consummation of the contemplated transaction. The respective future owners who will contribute certain assets to the new entity will continue to operate as separate entities. They will not reduce or transfer any of their respective workforces as a result of this transaction. They will continue to operate their existing businesses at their historical levels.

The total investment in the Joint Venture Company may be up to US$30,000,000, with an anticipated registered capital of approximately US$24,000,000. Pursuant to the Joint Venture Agreement, Baotou Steel will contribute land, existing equipment and materials whereas General Steel Investment and Daqiuzhuang Metal will each contribute cash capital to the Joint Venture Company. The completion of this transaction is subject to the provision of both General Steel Investment and Daqiuzhuang Metal by Baotou Steel of relevant financial statements and an independent appraisal of the assets to be contributed to the Joint Venture Company, which have not been produced thus far. In addition, China’s State Assets Supervision and Administration Committee will need to assign an independent appraisal firm to perform an appraisal of the assets contributed by Baotou Steel. At this time, we are still waiting for the Chinese government to appoint an appraisal firm to complete the appraisal and the evaluation process of the joint venture project. As a result, at this moment we are not in a position to determine the amount of cash capital General Steel Investment and Daqiuzhuang Metal will be required to contribute to the Joint Venture Company. We are working to encourage relevant parties to provide the requisite documentation and initiate the needed procedures.

% Ownership
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

Results of Operations

Our results of operations are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2006. As a result, the consumption of our steel products is expected to remain at a high level. We believe that we have successfully positioned ourselves within the Chinese agricultural vehicle market. As this market continues to demonstrate increased demand for steel, we remain focused on building our leadership position by enhancing the quality of our products and expanding our production capacity.

The price of steel products in China reached its peak in April 2005 and took a slide throughout the rest of the year. The drop in steel price was mainly attributable to the overproduction by the Chinese steel companies. We have our own advantages as we operate in a special niche market which serves the agricultural businesses. We haven't been seriously affected by the same problem of overproduction as the rest of the Chinese steel market has. However, we do believe that the highly competitive market will exist throughout 2006, with pressures for shipment volumes and prices. In view of that, we will continue to focus on cost control and new market development.

Our sales revenue mainly comes from the sale of metal sheets in different specifications and steel scrap generated in the cutting process. Our cost of sales includes the cost of its primary raw materials, rollers, energy cost, labor cost, the cost of warehousing and handling finished steel products and freight costs.

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

Gross profit for the years ended December 31, 2005 was $8.6 million, an increase of 38% or $2.4 million from $6.2 million for the same period last year. Gross profit margin increased to 9.6% from 7.1% for the years ended December 31, 2005 and 2004. This increase in gross profit margin is mainly due to the increase in both sales volume and selling price outpacing the increase in raw materials price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. We have to adjust our products' prices in order to stay competitive in this market. The management thinks that the pressure on the selling price will be mitigated in 2006 as a result of steel industry consolidation and overall increase in demand.

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

2004 compared to 2003

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $2.3 million, it represented a 34% increase from $1.5 million for the year ended December 31, 2003. A large component of the increase came from the legal and accounting charges due to our reverse merger between American Construction Company and General Steel Investment Co., Ltd. and our attempt to acquire the rolling mill equipment from a bankrupted Canadian steel maker, the Stelco Plate Company Ltd.

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

Income taxes

We did not carry on any business and did not maintain a branch office in the United States during the years ended December 31, 2005, 2004 and 2003. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year.

We have applied for this tax benefit since the beginning of 2005. We have been accruing the income tax every quarter as required by the local tax administrative agencies. Having obtained the approval notice from local tax administrative agency by the end of March 2006, we have decided to reverse the accruals for 2005 income taxes and add them back to the net income.

Our effective state and local income tax rate was 33% for the years ended December 31, 2004 and 2003. Income tax expense was $906,277 for the year ended December 31, 2004, up from $767,431 in 2003 due to higher pretax income.

Liquidity and capital resources

Due to the good market demand for our steel products, we plan to maintain higher-than-average debt to equity ratio to better position ourselves in this fast growing market. The bank loans are considered short-term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., we are reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the joint venture is issued. Cash balance including restricted cash amounted to $11.4 million, $9.1 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003.

Operating activities

2005 compared to 2004

Net cash provided by operating activities for the years ended December 31, 2005 was $10.0 million compared with $6.9 million used in operating activities for 2004. The Company's net income before minority interest was $4.1 million for the years ended December 31, 2005, a $2.7 million or 198% increase compared with last year. More customer deposits, less inventory and less advances on inventory purchases became the major factors of this increase in cash generated by operating activities.

2004 compared to 2003

Net cash used in operating activities for the year ended December 31, 2004 was $6.9 million compared with $1.6 million for 2003 primarily due to the increase in inventories and purchase deposits to suppliers. Concerned by the steady increase in raw material price, the management decided to pay suppliers more in advance payments and deposits to obtain the raw materials at discounted prices.

Investing activities

2005 compared to 2004

Net cash used in investing activities was $7.9 million for the years ended December 31, 2005 compared with $1.2 million provided by investing activities for the years ended December 31, 2004. This change mainly resulted from the increase in notes receivable and equipment purchases. Our customers usually pay for our products with promissory notes issued by the banks which in turn can be used like cash by us to pay for our purchases. We were also building four more production lines next to the existing facility. This construction has been completed as of the statement date. We spent $4.2 million on construction in progress.

2004 compared to 2003

Net cash provided by investing activities was $1.2 million for the year ended December 31, 2004 compared with $4.9 million used in investing activities for the year ended December 31, 2003. This change resulted from an increase in collections on notes receivable and a decrease in equipment purchases due to the completion of our plant facility construction.

Financing activities

2005 compared to 2004

We issued 1,176,665 shares of redeemable stock in a private placement round on September 18, 2005. The stock was issued at $1.50 per share with options for us to purchase the shares back at $1.95, eighteen month after the closing date. Under this private offering, we raised total of $1,765,000 which will be used to pay for the special steel joint venture with Baotou Iron and Steel Group. This is the main reason attributable to the net cash provided by financing activities.

2004 compared to 2003

We signed two new agreements with Shanghai Pufa Bank and China Merchants Bank to borrow $6,050,000 from each. The proceeds were used to pay for inventory purchases due to the reason noted under "OTHER INCOME (EXPENSE)."

Certain Relationships and Related Transactions.

We lent money to Yang Pu Automotive Investment Limited, a related party, at 7% interest for better allocation of our available cash resources. Accordingly, Yang Pu Automotive Investment Limited issued on November 15, 2005 a note to us in the amount of RMB 24,000,000, translating to $2,976,000, for one year with an interest rate at 7% and due at maturity. Yang Pu Capital Automotive is a company that invests in real estate development and a variety of other businesses and the purpose of this loan is for its working capital needs and ordinary course of investment activities. Yang Pu Automotive Investment Limited is 100% indirectly owned by Mr. YU Zuo Sheng, our Chairman and Chief Executive Officer.

We received a cash advance from Golden Glister Holdings Limited and we have not entered into any loan agreement with respect to this amount. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. We used the amount advanced from Golden Glister Holdings Limited to pay for professional fees including legal and accounting fees and investor relations charges. The Company had $980,000 and $990,000 outstanding balance as of December 31, 2005 and 2004, respectively.

Compliance with environmental laws and regulations

Based on the equipment, technologies and measures adopted, we are not considered a high-pollution factory in China. The production process does not need much water and produces only a minimal amount of chemical pollution. We use gas-fired reheat furnaces recommended by the State Environmental Protection Agency to heat our raw materials and semi-finished products.

In 2005, the Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge. This wastewater recycling system is able to process 350 tons of wastewater daily. We can realize approximately $10,000 savings per year using this system. As for the remodeling of gas furnace and desulphurization of discharged gas, the local government has not posted any control measures currently and we have no plans to proceed with this remodeling until such time regulations are mandated.

We believes that future costs relating to environmental compliance will not have a material adverse effect on our financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in materially adverse costs.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

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

[Moore Stephens: Do you need to reissue your audit report?]

To the Board of Directors and Stockholders of
General Steel Holdings, Inc.
(Formerly known as American Construction Company)

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. (Formerly known as American Construction Company) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of three years in the period ended December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 24, 2006, except as to note 2 which the date
is July 26, 2006

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)	(Restated)

ASSETS

CURRENT ASSETS:
Cash	$8,648,373	$5,547,810
Restricted cash	2,735,583	3,597,480
Accounts receivable, net of allowance for doubtful accounts of $1,371
as of December 31, 2005 and December 31, 2004	993,417	523,398
Notes receivable	4,960	374,955
Note receivable - related party	2,976,000	-
Other receivables	109,769	214,905
Inventories	10,730,941	12,826,561
Advances on inventory purchases	10,716,293	13,469,984
Short-term investment	37,200	36,300
Prepaid expenses - current	64,647	-
Total current assets	37,017,183	36,591,393

PLANT AND EQUIPMENT, net	18,213,872	14,100,324

OTHER ASSETS:
Advances on equipment purchases	1,053,169	-
Prepaid expenses - non current	669,460	-
Intangible assets - land use right, net of accumulated amortization	2,039,532	2,277,279
Total other assets	3,762,161	2,277,279

Total assets	$58,993,216	$52,968,996

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$823,760	$293,348
Short term loans - bank	27,118,800	25,748,800
Short term notes payable	5,406,400	6,776,000
Other payables	69,667	400,110
Other payable - related party	980,000	1,011,012
Accrued liabilities	916,957	393,532
Customer deposits	1,276,536	2,009,313
Customer deposits - related party	-	-
Deposits due to sales representatives	1,261,080	1,231,780

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

2005	2004
(Restated)	(Restated)

ASSETS

Taxes payable	1,682,330	1,879,615
Total current liabilities	39,535,530	39,743,510

SHARES SUBJECT TO MANDATORY REDEMPTION	1,720,875	-

Total liabilities	41,256,405	39,743,510

MINORITY INTEREST	5,387,026	4,015,108

SHAREHOLDERS’ EQUITY:
Common Stock, $.001 par value, 75,000,000 shares authorized,
32,426,665 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,207,236	2,152,976
Statutory reserves	840,753	154,794
Accumulated other comprehensive income	399,188	-
Total shareholders’ equity	12,349,785	9,210,378

Total liabilities and shareholders’ equity	$58,993,216	$52,968,996

	-	-
See Report of Independent Registered Public Accounting Firm.

The Accompanying Notes are an Integral Part of this Statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Restated)

SALES REVENUE	$89,739,899	$87,831,919	$57,305,601

COST OF SALES	81,165,850	81,613,187	52,804,197

GROSS PROFIT	8,574,049	6,218,732	4,501,404

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,781,070	2,316,699	1,532,033

INCOME FROM OPERATIONS	5,792,979	3,902,033	2,969,371

OTHER (EXPENSES) INCOME , NET	(1,680,842)	(1,616,377)	(643,807)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	4,112,137	2,285,656	2,325,564

PROVISION FOR INCOME TAXES	-	906,277	767,431

NET INCOME BEFORE MINORITY INTEREST	4,112,137	1,379,379	1,558,133

MINORITY INTEREST	1,371,918	464,381	467,440

NET INCOME	2,740,219	914,998	1,090,693

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	399,188	-	-

COMPREHENSIVE INCOME	$3,139,407	$914,998	$1,090,693

EARNINGS PER SHARE, BASIC AND DILUTED	$0.09	$0.03	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES, restated	31,250,000	30,259,644	30,000,000

See Report of Independent Registered Public Accounting Firm.

The Accompanying Notes are an Integral Part of this Statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

							Accumulated other
	Number	Common	Paid-in	Statutory	Retained	Stock	comprehensive
	of shares	stock	capital	reserves	earnings	receivable	income	Totals
	(Restated)	(Restated)	(Restated)		(Restated)

BALANCE, January 1, 2003	30,000,000	$30,000	$6,872,433	$-	$302,079	$(10,000)	$-	$7,194,512

Net income					1,090,693			1,090,693

BALANCE, December 31, 2003	30,000,000	$30,000	$6,872,433	$-	$1,392,772	$(10,000)	$-	$8,285,205

Net income					914,998			914,998
Adjustment to statutory reserve				154,794	(154,794)			-
Cash received						10,000		10,000
Stock issued for services	35,000	35	140					175
Reverse acquisition	1,215,000	1,215	(1,215)
BALANCE, December 31, 2004	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$-	$-	$9,210,378

Net income					2,740,219			2,740,219
Adjustment to statutory reserve				685,959	(685,959)			-
Foreign currency translation gain							399,188	399,188

BALANCE, December 31, 2005	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$-	$399,188	$12,349,785

See Report of Independent Registered Public Accounting Firm.

The Accompanying Notes are an Integral Part of this Statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,740,219	$914,998	$1,090,693
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	1,371,918	464,381	467,440
Depreciation	1,053,976	968,332	916,003
Amortization	289,938	287,090	96,800
Loss on disposal of equipment	25,992	22,947	-
Stock issued for services	-	175	-
Interest expense accrued on mandatory redeemable stock	114,724	-	-
(Increase) decrease in assets:
Accounts receivable	(451,095)	(67,757)	1,100,324
(Increase) decrease in notes receivable	373,785	813,899	(1,188,854)
Other receivables	108,860	113,366	2,190,150
Other receivables - related parties	-	459,800	-
Inventories	2,378,597	(8,024,646)	(709,723)
Advances on inventory purchases - related party	-	1,021,824	3,237,005
Advances on inventory purchases	3,042,837	(5,638,504)	(6,321,289)
Prepaid expense - current	(63,709)	-	-
Prepaid expense - non-current	(659,742)	-	-
Increase (decrease) in liabilities:
Accounts payable	523,624	(1,085,137)	943,579
Other payables	(364,090)	191,802	-
Other payables - related party	(10,000)	1,011,012	(1,414,526)
	506,214	332,876	(1,086,810)
Customer deposits	(771,235)	1,095,153	(1,700,867)
Taxes payable	(240,347)	223,773	765,098
Net cash provided by (used in) operating activities	9,970,466	(6,894,616)	(1,614,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	861,897	(1,501,110)	53,230
Increase in note receivable - related party	(2,932,800)	-	-
Increase in short term investment	-	(24,200)	-
Deposits due to sales representatives	(1,222)	369,050	(364,210)
Advances on equipments purchases	(1,037,881)	-	-
Additions to equipment	(627,941)	(253,426)	(2,681,103)
Additions to construction in progress	(4,169,895)	-	-
Cash proceeds from sale of equipment	8,552	226,158	-
Increase in land use right	-	-	(1,902,902)
Net cash (used in) investing activities	(7,899,290)	(1,183,528)	(4,894,985)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2005	2004	2003
(Restated)	(Restated)	(Restated)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short term loans - bank	31,967,520	28,072,000	8,845,100
(Payments) on short term loans - bank	(31,246,540)	(16,129,300)	(5,662,800)
Borrowings on short term notes payable	11,266,840	25,071,200	11,072,710
(Payments) on short term notes payable	(12,782,120)	(25,004,650)	(8,881,400)
Cash received on stock issuance	-	10,000	-
Cash received on issuance of mandatory redeemable stock	1,606,151	-	-
Net cash provided by financing activities	811,851	12,019,250	5,373,610

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	217,536	-	-

INCREASE (DECREASE) IN CASH	3,100,563	3,941,106	(1,136,352)

CASH, beginning of year	5,547,810	1,606,704	2,743,056

CASH, end of year	$8,648,373	$5,547,810	$1,606,704

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

On October 14, 2004, American Construction Company and General Steel Investment Co., Ltd (General Steel) and Northwest Steel Company, a Nevada corporation, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel, and it’s 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd (Daqiuzhuang Metal) in exchange for shares of the Company’s common stock, of which 22,040,000 shares are a new issuance by the Company, and 7,960,000 shares are from certain shareholders of the Company, which in aggregate, constitute 96% of the total issued and outstanding shares of the Company.

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

During January 2004, upon the board directors’ approval, Tianjin Long Yu Trading Material Co., Ltd and other minority shareholders sold their interests amounting to 70% to Yang Pu Capital Automotive Investment Limited. Yang Pu Capital Automotive Investment Limited is a Chinese registered limited liability company which is 100% indirectly owned by Mr. Yu Zuo Sheng.

On May 16, 2004, General Steel agreed to purchase Yang Pu’s 70% equity interest in Daqiuzhuang Metal for the amount of RMB 55.45 million or approximately $6,709,450. The entire purchase price is to be paid within one year of the new business license being issued which is June 25, 2004. Due to the common ownership by Mr. Yu Zuo Sheng in both General Steel Investment Co., Ltd and Yang Pu Capital Automotive Investment Limited, General Steel's board of directors by board resolution dated May 16, 2004 has instructed Mr. Yu Zuo Sheng as the 99.9% shareholder of General Steel on behalf of General Steel to remit the total purchase price to Yang Pu from his personal funds. Mr. Yu Zuo Sheng will receive no compensation for completing this transaction nor will General Steel reimburse Mr. Yu Zuo Sheng for the $6,709,450. As of December 31, 2004, Mr. Yu Zuo Sheng has paid the entire purchase price to Yang Pu. Because the entities have essentially the same owner, Mr. Yu Zuo Sheng and the entities are under common control, the transfer of ownership is accounted for at historical costs under guidance of SFAS No. 141. Daqiuzhuang Metal received a new business license for 20-year operating term certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004. At the end of the operating term, upon approval of the Board of Directors, Daqiuzhuang Metal can apply for an operating term extension.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restatement of financial statements

The Company is restating the consolidated financial statements for calendar years 2005, 2004 and 2003 for corrections in accounting which include:

1.
Restating the carry amount of redeemable stock issued in 2005 and amortizing the difference between redemption amount and fair value as interest expense over the 18 month period from issuance date using an implied interest rate in accordance with SFAS 150, The amount originally recorded as liability was discounted at an average market rate with the difference between the discounted amount and the cash received was treated as reduction in paid-in-capital and the difference between discounted amount and redemption value was to be amortized over the 18 months from issuance. In addition, certain disclosures in notes 3 and 18 to the consolidated financial statements are being restated to reflect the correction. The effects of this restatement are as follows:

Consolidated balance sheets

	December 31,		December 31,
	2005		2005
	Previously
	Reported	Adjustments	Restated
Shares subject to mandatory redemption	$2,115,906	$(395,031)	$1,720,875
Paid-in capital	$6,395,617	$475,741	$6,871,358
Retained Earnings	$4,287,946	$(80,710)	$4,207,236

Consolidated statements of income and other comprehensive income

Other (expenses) income, net	$(1,600,132)	$(80,710)	$(1,680,842)
Net income	$2,820,929	$(80,710)	$2,740,219
Comprehensive income	$3,220,117	$(80,710)	$3,139,407

Consolidated statements of cash flows

Interest expense accrued on
mandatory redeemable stock	$34,014	$80,710	$114,724

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.
Retroactively restating the consolidated statements of shareholders' equity for the years ended 2004 and 2003 to reflect the reverse acquisition as described in note 1 as if it had taken place at the beginning of 2003. The effect of the restatement is as follows:

Note 2 – Restatement of financial statements, continued

Consolidated statements of shareholders' equity

	Number of shares		Commonstock		Paid-incapital
	Previously recorded	Restated	Previously recorded	Restated	Previously recorded	Restated
Balance, Jan 1, 2003	9,175,000	$30,000,000	$10,000	$30,000	$6,892,433	$6,872,433

Balance, Dec 31, 2003	9,175,000	30,000,000	10,000	30,000	6,892,433	6,872,433

Reverse acquisition	22,040,000	1,215,000	21,215	1,215	(21,215)	(1,215)

Balance, Dec 31, 2004	3,125,000	31,250,000	31,250	31,250	6,871,358	6,871,358

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.
Retroactively restating the weighted average number of shares outstanding and earnings per share for 2004 and 2003 to account for the reverse acquisition in note 1 if it had taken place at the beginning of 2003 and the effects of this restatement are as follows:

Consolidated Statements of income and other comprehensive income

	Years ended December 31,
	2004	2004	2003	2003
	Previously Reported	Restated	Previously Reported	Restated
Earnings per share, basic and diluted	$0.07	$0.03	$0.12	$0.04
Weighted average number of shares	13,594,890	30,259,644	9,175,000	30,000,000

4.	Reclassifying Advances on equipment purchases to Other Assets - non-current from current assets on the 2005 balance sheet

5.	Reclassifying certain amounts on the statements of cash flows for 2005, 2004, and 2003 as follows:

a.	Reclassified accrued interest expense accrued on mandatory redeemable stock from financing activities to operating activities

b.	Reclassified notes receivable from investing activities to operating activities since it is related to inventory sales

c.	Separated restricted cash from cash and classified restricted cash in investing activities

d.	Reclassified deposits due to sales representatives and advances on equipment purchases from operating activities to investing activities

6.	Restating borrowings and payments on short term loan - bank and short term notes payable on a gross basis vs. net basis as previously reported

Further, we have added or revised certain disclosures in notes 1, 3, 6, 9, 11, 14, 18, 19, 20, and 21 to provide more detail information and explanations.

Note 3 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of General Steel Holdings, Inc. reflect the activities of the following subsidiaries:

Subsidiary		Pecentage Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd	P.R.C.	70.0%

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

Note 3 - Summary of significant accounting policies, continued

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

Note 3 - Summary of significant accounting policies, continued

Plant and equipment, net, continued

Plant and equipment consist of the following at December 31:
	2005	2004
Buildings and improvements	$5,391,378	$5,089,350
Transportation equipment	485,699	240,847
Machinery	12,752,995	12,294,697
Construction in progress	4,231,318	-
Totals	22,861,390	17,624,894
Less accumulated depreciation	4,647,518	3,524,570
Totals	$18,213,872	$14,100,324

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

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Inventories consisted of the followings at December 31,

Note 3 - Summary of significant accounting policies, continued

Inventories, continued

	2005	2004
Supplies	$1,524,332	$706,737
Raw materials	1,195,022	8,416,473
Finished goods	8,011,587	3,703,351
Totals	$10,730,941	$12,826,561

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

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total amount of $2,870,902. The land use right is for 50 years. However, Daqiuzhuang Metal's initial business license had ten-year term. The management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino Joint Venture in 2004 as discussed in note 1 and obtained a new business license for twenty years; however, the Company decided to coninue amortizing the land use rights over the original ten-year business term.

As of December 31, 2005, 2004 and 2003, accumulated amortization amounted to $902,550, $593,623 and $306,533. The cost of these rights are being amortized over ten years using the straight-line method.

Note 3 - Summary of significant accounting policies, continued

Intangible Assets, continued

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

The Company issued new redeemable stock during the quarter ended September 30, 2005. The amount is presented as a liability on balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date, see note 18.

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

Note 3 - Summary of significant accounting policies, continued

Income taxes, continued

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

The Company’s subsidiary, Daqiuzhuang Metal Sheet Co., Ltd., became a Chinese Sino-foreign equity joint venture at the time of the merger on October 14, 2004 and it became eligible to receive tax benefit. The company has income tax exemption for the years ended December 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

The provision for income taxes for the period ended December 31 consisted of the following:

	2005	2004	2003
Provision for China Income Tax	$-	$823,888	$661,914
Provision for China Local Tax	-	82,389	105,517
Total provision for income taxes	$-	$906,277	$767,431

Note 3 - Summary of significant accounting policies, continued

Income taxes, continued

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2005	2004	2003
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	-	33.0	33.0
Total provision for income taxes	-%	33.0%	33.0%

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

Taxes payable consisted of the followings:

	2005	2004
VAT taxes payable	$1,290,982	$1,000,259
Income taxes payable	385,510	861,798
Misc taxes	5,838	17,558
Total	$1,682,330	$1,879,615

Note 3 - Summary of significant accounting policies, continued

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Management does not currently believe adoption will have a material impact on the Company’s financial position or results of operations.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No. 151 is not currently expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company’s adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company’s financial position or results of operations.

Note 3 - Summary of significant accounting policies, continued

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

Note 3 - Summary of significant accounting policies, continued

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

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

The weighted average number of shares used to calculate EPS for the years ended December 31, 2005 (31,250,000), 2004 (30,259,644) and 2003 (30,000,000) reflect only the shares outstanding for those periods.

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

The note receivable from related party represents a note fromYang Pu Automotive Investment Limited for business purpose on November 15, 2005. The note is in the amount of RMB 24,000,000, translated to $2,976,000, for one year with an interest rate at 7% and due at maturity. The Company periodically reviews the financial statements of Yang Pu Automotive Investment Limited to determine its ability to repay the debt.

Note 7 - Prepaid Expenses

Prepaid expenses at December 31, 2005 consisted of the followings:

	Current	Long-term	Total
Rent	$44,640	$262,136	$306,776
Land Use Right	20,007	407,324	427,331
Total	$64,647	$669,460	$734,107

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

Note 9 - Other payable - related party

The Company has a short term loan from Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd for business operations. The Company had $980,000 and $990,000 outstanding on this loan as of December 31, 2005 and 2004, respectively. This amount is short term bearing no interest and has no due date..

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
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $27,118,800 and $25,748,800 short term bank loans with various banks as of December 31, 2005 and 2004, respectively and consisted of the following:

	2005	2004
Loan from China Bank, JingHai Branch, due
November 2006. Monthly interest only payment at
6.138% per annum, secured by equipment
and property	$1,116,000	$1,185,800

Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from March to October 2006.
Monthly interest only payments ranging from
6.975% to 7.533% per annum, guaranteed by an
unrelated third party and secured by property and
equipment	10,068,800	10,648,000

Loan from Construction Bank of China, JinHai Branch, due
August 15, 2006. Monthly interst only payment at
7.4604% per annum, secured by properties.	1,004,400	1,089,000

Loans from ShangHai PuFa Bank, due various dates from
March to November 2006. Monthly interest only
payments ranging from 6.417% to 6.696% per annum,
guaranteed by an unrelated third party	6,200,000	6,050,000

Loans from China Merchants Bank, due various dates from
June 2006 to September 2006. Quarterly interest only
payments, annual interest rate of 5.859% to 5.86%,
guaranteed by an unrelated third party	8,060,000	6,050,000

Loan from Construction Bank of China, due August 21, 2006.
Monthly interest only payment at 7.4604% per annum,
guaranteed by an unrelated third party	669,600	726,000
Totals	$27,118,800	$25,748,800

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Short term notes payable

Short-term notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor. This short term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash deposit at the bank as a guarantee deposit.

The Company has the following short term notes payable outstanding as for December 31, 2005 and 2004:

	2005	2004
China Bank, Jing Hai Branch, various amounts, due
May 2006, restricted cash required of 50% of loan
amount, guaranteed by the Company	$1,438,400	$1,694,000

Agricultural Bank of China, various amounts, due dates
ranging between January and June 2006,
restricted cash required of 50% of loan amount,
guaranteed by the Company and an unrelated
third party	1,488,000	2,057,000

Daqiuzhuang Industrial and Commercial Bank,
restricted cash required of 30% of loan amount,
guaranteed by the Company	-	605,000

ShangHai PuFa Bank, due May 2006, restricted
cash required of 50% of loan balance, guaranteed
by an unrelated third party	2,480,000	2,420,000
Totals	$5,406,400	$6,776,000

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

Note 14 - Major customers and suppliers

The Company has 5 major customers which represent approximately 37% and 47% of the Company’s total sales for the years ended December 31, 2005 and 2004 respectively. The Company did not have any one significant customer that represented more than 10% of the total sales for the year ended 2005 and 2004.

For the years ended December 31, 2005 and 2004, the Company purchases approximately 85% and 86%, respectively, of their raw materials from four major suppliers.

Note 15 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd

Note 16 - Other expenses and income, net

Other income and expense for the years ended December 31 consist of the following:

	2005	2004	2003
Finance/interest expense	$(1,824,394)	$(1,572,189)	$(638,493)
Interest income	230,103
Other nonoperating income	12,494	137,169
Other nonoperating expense	(18,335)	(181,357)	(5,314)
Total other expense	$(1,600,132)	$(1,616,377)	$(643,807)

Note 17 - Reclassifications

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

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable warrants issued with redeemable stock using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.85%, dividend yield of 0% and volatility of 11%. The estimated value of the warrants is zero

In accordance with SFAS 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares are recorded at fair market value on the date of issuance, which is the net cash proceeds, plus any accrued interest up to December 31, 2005. The difference between the net proceeds, $1,606,150, and the redemption amount, $2,294,497, which is $688,347, will be accrued and amortized as interest expense over an 18 month period beginning in October 2005 and ending in March 2007. The following table reconciles the December 31, 2005 carrying amount as follows:

Fair market value on the date of issuance:	$1,606,150
Interest accrued as of December 31, 2005	114,725
Balace at December 31, 2005	$1,720,875

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005, $573,622 is the remaining amount left to be accrued and amortized through March 2007

Note 19 - Retirement plan

Regulations in the People’s Republic of China require a foreign joint venture enterprise to contribute to a defined contribution retirement plan for all its employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff.

Note 19 - Retirement plan, continued

The Company became a foreign joint venture entity in the year of 2004. For the year ended December 31, 2005, it was the first year the Company was required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $236,730, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 20- Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund, common welfare fund, and the enterprise fund. Daqiuzhuang Metal, the Company's operating subsidiary in China, did not become a Sino Joint Venture until 2004; therefore, no reserve was made in 2003.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2005 and 2004, the Company transferred $457,306 and $154,794, representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company could transfer 5% to 10% of its net income on a voluntary basis, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund. For the year ended December 31, 2005, the Company transferred $228,653, representing 5% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. The new accounting rules and regulations have stopped all sino-foreign joint ventures from making transfers to the common welfare fund beginning January 1, 2006.

Note 20- Statutory reserves, continued

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company did not make any contribution to this fund during 2005.

Note 21 - Joint venture agreement with Baotou Steel

On September 28, 2005, General Steel, a wholly owned subsidiary of General Steel Holdings, Inc., entered into a certain Baotou-GSHI Special Steel Joint Venture Agreement (the "Agreement") with Daqiuzhuang Metal, and Baotou Iron and Steel (Group) Co., Ltd., a limited liability company formed under the laws of the People's Republic of China (the "Baotou Steel"). The name of the joint venture will be Baotou Steel-General Steel Special Steel Joint Venture Company Limited.

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

Baotou Steel shall contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. The value of the assets to be contributed by Baotou Steel will be stated at fair market value. General Steel will contribute approximately $7,500,000 of cash and Daqiuzhuang Metal will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. The Company will use the consolidation method to account for the joint venture.

These contributed assets will be used to commence a new operation. The joint venture will purchase a 100-tonne electric furnace and a refiner furnace to produce high quality specialty steel using advanced technology. This type of specialty steel has not been

Note 21 - Joint venture agreement with Baotou Steel, continued

previously produced by Baotou Steel. This advanced technology has not been previously utilized by Baotou Steel. This new joint venture will aim to enter into a new market segment of high-end specialty steel.

This contemplated transaction is not considered a business combination as defined under Article 11 of Regulation S-X. The revenue producing activity for the new entity will be different from that of the existing companies. New high-end special steel products will be produced and marketed to new customers. In order to produce these new products, the new entity will build new facilities on the land to be contributed by Baotou Steel. It will take some equipment to be contributed by Baotou Steel, which are to be substantially modified, and add a 100-ton electric furnace and a refiner to create a new production line. A new sales force will be built to identify and target new customers. The new entity will not carry the names of either of its future owners.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS AMERICAN CONSTRUCTION COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This contemplated transaction is not considered as a business acquisition through a non-monetary exchange under EITF 98-3 because it does not meet the relevant definition thereunder. The assets to be contributed do not include systems, standards, protocols, conventions and rules that act to define the process necessary for normal, self-sustaining operations, such as (i) strategic management processes, (ii) operational processes, and (iii) resource management processes. The assets to be contributed do not include the ability to obtain access to the customers that purchase the outputs of the assets to be contributed. Additionally, while the newly formed entity will receive certain tangible assets, it will be a start-up company. It will need to attract and retain talent to install/modify/acquire equipment, manage operations, as well as to manufacture, market and sell products to newly identified customers. The assets to be contributed by Baotou Steel are insignificant compared to the total assets of Baotou Steel. Baotou Steel will continue to operate at its historical levels even assuming the consummation of the contemplated transactions. The respective future owners who will contribute certain assets to the new entity will continue to operate as separate entities. They will not reduce or transfer any of their respective workforces as a result of this transaction. They will continue to operate their existing businesses at their historical levels.

As of December 31, 2005, the Company has not received the approval of the Baotou Steel Joint venture and it is still under government review and may be subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. Currently none of the financials of Baotou Steel is incorporated into the Company’s financial statements as there does not exist any ownership or control relationship between the Company and Baotou Steel.

See report of independent registered public accounting firm.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

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
Name: Zuo Sheng Yu
Title: Chief Executive Officer and President
Date: February 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuo Sheng Yu	President and Chief Executive Officer	February 12, 2007
YU, Zuo Sheng

/S/ Chen Jon	Director and Chief Financial Officer	February 12, 2007
CHEN, John

/S/ ZHAO Sheng Guo	Director and Chief Engineer	February 12, 2007
ZHAO, Sheng Guo

/s/ Tian Lian Hui	Director	February 12, 2007
TIAN, Lian Hui

/s/ Warner Ross	Director	February 12, 2007
WARNER, Ross

/s/ Wong John	Director	February 12, 2007
WONG, John