Form 10-Q/A
period 2006-03-31
GENERAL STEEL HOLDINGS INC
filed 2007-02-12
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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
(Issuer’s telephone number)

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

The number of shares of Common Stock outstanding on March 31, 2006 was 32,426,665.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended March  31, 2006

EXPLANATORY NOTE

General Steel Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed on May 15, 2006 (the “Original Filing”), to amend and restate in its entirety Part I. Item 1, Part I. Item 2 and Part I. Items 4 of the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends and restates in its entirety the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections and exhibits to the Original Filing that are being amended and restated, and those unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

PART I. FINANCIAL INFORMATION

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

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited) (Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$2,174,001	$8,648,373
Restricted cash	2,754,551	2,735,583
Accounts receivable, net of allowance for doubtful accounts of $1,414 and $1,371 as of March 31, 2006 and December 31, 2005	2,583,669	993,417
Notes receivables	998,400	4,960
Note receivables - related party	2,995,200	2,976,000
Other receivables	48,832	109,769
Other receivables - related parties	-	-
Inventories	16,048,102	10,730,941
Advances on inventory purchases	14,398,985	10,716,293
Short-term investment	37,439	37,200
Prepaid expenses - current	65,064	64,647
Total current assets	42,104,243	37,017,183

PLANT AND EQUIPMENT, net	21,425,038	18,213,872

OTHER ASSETS:
Advances on equipment purchases	-	1,053,169
Prepaid expenses - non current	837,071	669,460
Intangible assets - land use right, net of accumulated amortization	1,978,664	2,039,532
Total other assets	2,815,735	3,762,161
Total assets	$66,345,016	$58,993,216

LIABILITIES AND SHARE HOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$768,293	$823,760
Short term loans - bank	32,173,440	27,118,800
Short term notes payable	5,441,280	5,406,400
Other payables	160,642	69,667
Other payable - related party	330,000	980,000
Accrued liabilities	1,202,565	916,957
Customer deposits	2,572,512	1,276,536
Deposits due to sales representatives	1,581,216	1,261,080
Taxes payable	1,955,271	1,682,330
Total current liabilities	46,185,219	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	1,835,599	1,720,875

Total liabilities	48,020,818	41,256,405

MINORITY INTEREST	5,600,600	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value, 75,000,000 shares authorized, 32,426,665 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,459,644	4,207,236
Statutory reserves	840,753	840,753
Accumulated other comprehensive income	520,593	399,188
Total shareholders' equity	12,723,598	12,349,785
Total liabilities and shareholders' equity	$66,345,016	$58,993,216

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006 (Restated)	2005

REVENUES	$20,642,503	$20,698,733

COST OF SALES	19,274,204	18,828,552

GROSS PROFIT	1,368,299	1,870,181

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	742,178	653,471

INCOME FROM OPERATIONS	626,121	1,216,710

OTHER EXPENSE, NET	(160,139)	(415,746)

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	465,982	800,964

PROVISION FOR INCOME TAXES	-	294,701

NET INCOME BEFORE MINORITY INTEREST	465,982	506,263

LESS MINORITY INTEREST	213,574	199,819

NET INCOME	252,408	306,444

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	121,405	-

COMPREHENSIVE INCOME	$373,813	$306,444

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.008	$0.010

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	Number of Shares	Common stock	Paid-in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Totals

BALANCE, January 1, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$-	$9,210,378

Net income					306,444		306,444

BALANCE, March 31, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$2,459,420	$-	$9,516,822

Net income					2,433,775		2,433,775
Adjustment to statutory reserve				685,959	(685,959)
Foreign currency translation gain						399,188	399,188

BALANCE, December 31, 2005, restated	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income					252,408		252,408
Foreign currency translation gain						121,405	121,405

BALANCE, March 31, 2006, restated	31,250,000	$31,250	$6,871,358	$840,753	$4,459,644	$520,593	$12,723,598

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

	2006 (Restated)	2005 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$252,408	$306,444
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Minority Interest	213,574	199,819
Depreciation	273,775	308,289
Amortization	73,718	71,773
Loss (gain) on disposal of equipment	27,845	(21,186)
Interest expense accrued on mandatory redeemable stock	114,724	-
(Increase) decrease in assets:
Accounts receivable	(1,577,243)	139,679
Other receivables	61,389	71,842
Inventories	(5,227,041)	(581,054)
Advances on inventory purchases	(3,598,499)	2,422,527
Prepaid expenses - non current	(162,611)	-
Increase (decrease) in liabilities:
Accounts payable	(60,529)	(210,894)
Other payables	90,567	316,590
Other payable - related party	(650,000)	(819,366)
Accrued liabilities	279,506	(127,979)
Customer deposits	1,282,375	5,851,932
Taxes payable	260,995	(304,584)
Net cash (used in) provided by operating activities	(8,345,047)	7,623,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(18,968)	601,421
Increase in notes receivable	(989,269)	(5,460,770)
Advances on equipment purchases	1,055,547	-
Purchase of equipment	(3,382,390)	(12,463)
Deposits due to sales representatives	310,700	59,290
Net cash (used in) provided by investing activities	(3,024,380)	(4,812,522)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans - bank	7,220,668	6,534,000
(Payments) on short term loans - bank	(2,361,320)	(4,840,000)
Borrowings on short term notes payable	621,400	1,815,000
(Payments) on short term notes payable	(621,400)	(2,420,000)
Net cash provided by financing activities	4,859,348	1,089,000

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	35,707	-

(DECREASE) INCREASE IN CASH	(6,474,372)	3,900,310

CASH, beginning of period	8,648,373	5,547,810

CASH, end of period	$2,174,001	$9,448,120

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Background

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Background, (continued)

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

Note 2 – Restatement of financial statements

The Company is restating the consolidated financial statements as of December 31, 2005 and March 31, 2006 and for the three months ended March 31, 2006 and 2005 for corrections in accounting which include:

1.    Restating the carry amount of redeemable stock issued in 2005 and amortizing the difference between redemption amount and fair value as interest expense over the 18 months period from issuance date using an implied interest rate in accordance with SFAS 150, The amount originally recorded as liability was discounted at an average market rate with the difference between the discounted amount and the cash received was treated as reduction in paid-in-capita and the difference between discounted amount and redemption value was to be amortized over the 18 months from issuance date. In addition, certain disclosures in notes 3, 5 and 19 to the consolidated financial statements are being restated to reflect the correction. The effects of this restatement are as follows:

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of financial statements, continued

Consolidated balance sheet
	December 31, 2005
	Previously
	Reported	Adjustments	Restated
Shares subject to mandatory redemption	$2,115,906	$(395,031)	$1,720,875
Paid-in capital	6,395,617	475,741	6,871,358
Retained Earnings	4,287,946	(80,710)	4,207,236
Total liabilities and shareholders' equity	58,993,216	-	58,993,216

Consolidated balance sheet
	March 31, 2006
	Previously
	Reported	Adjustments	Restated
Shares subject to mandatory redemption	$2,150,476	$(314,877)	$1,835,599
Paid-in capital	6,395,617	475,741	6,871,358
Retained Earnings	4,620,507	(160,864)	4,459,643
Total liabilities and shareholders' equity	66,345,016	-	66,345,016

Consolidated statement of income and other comprehensive income
	March 31, 2006
	Previously
	Reported	Adjustments	Restated
Other expense, net	$(79,985)	$(80,154)	$(160,139)
Net income	332,561	(80,154)	252,408
Comprehensive income	453,966	(80,154)	373,813
Earnings per share, basic and diluted	0.011	(0.003)	0.008

Consolidated statement of cash flows
	March 31, 2006
	Previously
	Reported	Adjustments	Restated
Interest expense accrued on
mandantory redeemable stock	$34,570	$80,154	$114,724

2.	Reclassifying advances on equipment purchases to Other Assets - non-current from current assets on the March 31, 2006 and December 31, 2005 balance sheets

3.	Reclassifying certain accounts on the statements of cash flows for the three months ended March 31, 2006 and 2005 as follows:

a.	Reclassified accrued interest expense accrued on mandatory redeemable stock from financing activities to operating activities

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Restatement of financial statements, continued

b.	Reclassified notes receivable from investing activities to operating activities since it is related to inventory sales

c.	Separated restricted cash from cash and classified restricted cash in investing activities

d.	Reclassified deposits due to sales representatives and advances on equipment purchases from operating activities to investing activities

4.	Restating borrowings and payments on short term loan - bank and short term notes payable on a gross basis vs. net basis as previously reported

Further, we have added or revised certain disclosures in notes 1, 3, 5,7, 12, 13, 16, 20, and 22 to provide more detail information and explanations.

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

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

The Company issued new redeemable stock in September, 2005. The amount is presented as a liability on balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date, see note 19.

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

Income taxes, continued

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Summary of significant accounting policies, (continued)

Value added tax, continued

Taxes payable consisted of the followings:

	March 31,	December 31,
	2006	2005
	Unaudited	Audited
VAT taxes payable	$1,954,124	$1,290,982
Income taxes payable	-	385,510
Misc taxes	1,147	5,838
Totals	$1,955,271	$1,682,330

Recently issued accounting pronouncements

In February 2006, the SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material effect on the Company’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (FAS 156”), which amends SFAS No., 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 if effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of SFAS No. 156 is not expected to have a material effect on the Company’s financial position or results of operations.

Note 4 – Consolidated financial statements and condensed footnotes

The interim consolidated financial statements presented herein have been prepared by the Company and include the unaudited accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5 – Earnings per share

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

Note 6 – Supplemental disclosure of cash flow information

Interest paid amounted to $499,877 and $440,221 for the three months ended March 31, 2006 and 2005, respectively.

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax payments amounted to $0 and $485,615 for the three months ended March 31, 2006 and 2005, respectively.

Note 7 – Accounts receivable and allowance for doubled accounts

The Company conducts its business operations in the People’s Republic of China. Account receivables include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance amount at year end. The allowance for doubtful accounts as of March 31, 2006 and December 31, 2005 amounted to $1,414 and $1,371 respectively.

Note 8 – Notes receivable and note receivable - related party

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

Note 9 – Prepaid expenses

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Advances on inventory purchases

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

Note 11 – Other payable - related party

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

See report of independent registered public accounting firm

Note 12 – Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed, are short term bearing no interest and has not due date. The table below summarizes the loans outstanding at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
Loans from China Bank, JingHai Branch, due
November 2006. Monthly interest only payment at
6.138% per annum, secured by equipment
and property	$1,123,200	$1,116,000

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Short term notes payable

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
ranging between June and July 2006,
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

Note 14 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2006 and December 31, 2005, customer deposits amounted to $2,572,512 and $1,276,536, respectively.

Note 15 – Deposits due to sales representatives

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Major customers and suppliers

The Company has 5 major customers which represent approximately 62% and 43% of the Company’s total sales for the three months ended March 31, 2006 and 2005, respectively. The Company did not have any one significant customer that represented more than 10% of the total sales for the quarter ended March 31, 2006 and 2005.

For the three months ended March 31, 2006 and 2005, the Company purchases approximately 97% and 90%, respectively, of their raw materials from four major suppliers.

Note 17 – Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 18 – Other expenses and income, net

Other income and expense for the three months ended March 31 consist of the following:

	2006	2005
	Unaudited	Unaudited
Finance/interest expense	$(546,218)	$(441,659)
Interest income	60,033	17,427
Other nonoperating income	354,844	11,551
Other nonoperating expense	(28,798)	(3,065)
Total other expense	$(160,139)	$(415,746)

Other nonoperating income includes the previously accrued income tax expense. During 2005, the Company has received an approval from the P.R.C. local government for a two year income tax exemption and a three year 50% reduction in income tax rates. The local Chinese tax authority waived the previously accrued income tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income during the three months ended March 31, 2006 .

Note 19 –Reclassifications

Certain amounts for the three months ended March 31, 2005 in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or cash flows.

Note 20 – Private Offering of Redeemable Stock

The Company has offered an aggregate of 3,333,333 shares of Common Stock par value $0.001 in a private placement to investors at a purchase price of $1.50 per share. On September 18, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share. In addition, two warrants are attached to each share of common stock and each warrant gives the warrant holder the right to purchase an additional share of common stock or a total of 2,353,330 of common stock in the future. The warrants can be exercised on the second anniversary date at $2.50 per share and on the thrid anniversary date at $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure changes. At the option of the investors the Company maybe required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I Under this private offering, the Company raised a total of $1,765,000 and received net proceeds of $1,606,150 net of $158,850 of commissions paid.

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable warrants issued with redeemable stock using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.85%, dividend yield of 0% and volatility of 11%. The estimated value of the warrants is zero

In accordance with SFAS 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares were recorded at fair market value on the date of issuance, which is the net cash proceeds, plus any accrued interest up to December 31, 2005. The difference between the net proceeds, $1,606,150, and the redemption amount, $2,294,497, which is $688,347, will be accrued and amortized as interest expense over an 18 month period beginning in October 2005 and ending in March 2007. The following table reconciles the March 31, 2006 carrying amount as follows:

Balance at 12/31/2005	$1,720,875
Interest amortized during the first quarter	114,724
Balace at 3/31/2006	$1,835,599

Total interest amortized since issuance to March 31, 2006 amounted to $229,449 and $458,898 is the remaining amount left to be acrrued and amortized through March 2007.

The Company amended its financial statements for the periods ended December 31, 2005 to reflect the changes made to the accounting treatment of the redeemable stock. The company amended its financial statement for the periods ended December 31, 2005 and March 31, 2006 to reflect the changes made to the accounting treatment of the redeemable stock. The original accounting treatment was to record the amount discounted at an average market rate as a liability with the difference between the discounted amount and the cash received treated as reduction in paid-in-capital and the difference between discounted amount and redemption value to be amortized over the 18 months from issuance date.

Note 22 – Retirement plan

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

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company became a foreign joint venture entity in the year of 2004. For the year ended December 31, 2005, it was the first year the Company was required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $61,661and $0 for the three months ended March 31, 2006 and 2005, respectively. No contribution was made during the first quarter of 2005 because the Company contributed the total amount near year end of 2005.

Note 22 – Joint venture agreement with Baotou Steel

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

These contributed assets will be used to commence a new operation. The joint venture will purchase a 100-tonne electric furnace and a refiner furnace to produce high quality specialty steel using advanced technology. This type of specialty steel has not been previously produced by Baotou Steel. This advanced technology has not been previously utilized by Baotou Steel. This new joint venture will aim to enter into a new market segment of high-end specialty steel.

See report of independent registered public accounting firm

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This contemplated transaction is not considered as a business acquisition through a non-monetary exchange under EITF 98-3 because it does not meet the relevant definition thereunder. The assets to be contributed do not include systems, standards, protocols, conventions and rules that act to define the process necessary for normal, self-sustaining operations, such as (i) strategic management processes, (ii) operational processes, and (iii) resource management processes. The assets to be contributed do not include the ability to obtain access to the customers that purchase the outputs of the assets to be contributed. Additionally, while the newly formed entity will receive certain tangible assets, it will be a start-up company. It will need to attract and retain talent to install/modify/acquire equipment, manage operations, as well as to manufacture market and sell products to newly identified customers. The assets to be contributed by Baotou Steel are insignificant compared to the total assets of Baotou Steel. Baotou Steel will continue to operate at its historical levels even assuming the consummation of the contemplated transactions. The respective future owners who will contribute certain assets to the new entity will continue to operate as separate entities. They will not reduce or transfer any of their respective workforces as a result of this transaction. They will continue to operate their existing businesses at their historical levels.

Upon the commencement of the joint venture, the rights of the minority shareholders of Daqiuzhuang Metal Sheet Co. Ltd. will be limited to receiving a distribution of profits from the joint venture; the minority shareholders will not have any voting rights

As of March 31, 2006, the Company has not received the approval of the Baotou Steel Joint venture and it is still under government review and may be subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. The management at this point is uncertain if and when the government approval will be granted. Currently none of the financials of Baotou Steel is incorporated into the Company’s financial statements as there is no ownership or control relationship between the Company and Baotou Steel at this time.

See report of independent registered public accounting firm

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

Daqiuzhuang has recently completed an expansion program to build a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. The Company now operates 10 steel production lines capable of processing 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 50% market share of all hot rolled steel sheets used in the production of agricultural vehicles in China.

On September 28, 2005, we signed a joint venture agreement (the “Joint Venture Agreement”) with Baotou Iron and Steel Group (“Baotou Steel”) to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People’s Republic of China (the “Joint Venture Company”). The Joint Venture Company has not been launched and is not operational yet.

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

On September 18, 2005, we entered into a certain Subscription Agreement with certain investors and sold an aggregate of 1,176,665 shares of our common stock, in a private placement under Rule 506 of the Securities Act at a purchase price of $1.50 per share.

Under this private placement, we raised $1,765,000 in the aggregate, with a net proceeds of $1,606,150 after deducting $158,850 paid for commissions.

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

Gross profit for the three months ended March 31, 2006 was $1.37 million, a decrease of 27% or $0.5 million from $1.87 million for the same period last year. Gross profit margin decreased to 6.6% from 9.0% for the three months ended March 31, 2006 and 2005. This decrease in gross profit margin is mainly due to the decrease in average selling price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. We have to adjust its products’ prices in order to stay competitive in this market. The management thinks that the pressure on the selling price will be mitigated in 2006 as a result of steel industry consolidation in China and overall increase in demand.

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

Other income (expense)

Other income (expense) for the three months ended March 31, 2006 consisted mainly of finance charges, interest income and other non-operating income (expense). Interest expense was $0.55 million in the first quarter of 2006, compared to $0.44 million in the first quarter of 2005. Outstanding bank loans increased to $32.2 million from $27.1 million as of March 31, 2006 and 2005, respectively. This increase in debt borrowing is mainly used for the construction of the new plant.

Income taxes

We did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2006 and 2005. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. We have been approved for this tax benefit and will be exempt from income tax for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

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

Operating activities

Net cash used in operating activities for the three months ended March 31, 2006 was $8.3 million compared to $7.7 million provided by operating activities in the same period last year. Increase in accounts receivable, inventories, and advance on inventory purchases, and less customer deposit became the major factors of this increase in cash used in operating activities. As the raw materials price showed signs of going back up in March this year, the management decided to stock up raw materials inventory in order to maximize the profitability.

Investing activities

Net cash used in investing activities was $3.0 million for the three months ended March 31, 2006 compared to $4.8 million used in investing activities in the same period last year. We have been building a new plant with four new production lines next to the existing facility since the third quarter last year. As of March 31, 2006, We have spent $7.6 million on construction in progress.

Financing activities

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2006 compared to $1.1 million provided by investing activities in the same period last year. We signed a new borrowing agreement with Shenzhen Development Bank to borrow $4,992,000. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

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

We believe that future costs relating to environmental compliance will not have a material adverse effect on our financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in materially adverse costs.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven by the overall economic conditions in China. We manage the price risks through productivity improvements and cost-containment measures.

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

General Steel Holdings, Inc. (Registrant)

Date: February 12, 2007	By:	/s/ Zuo Sheng Yu
Zuo Sheng Yu
Chief Executive Officer and President

Date: February 12, 2007	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer