Form 10-Q/A
period 2006-06-30
GENERAL STEEL HOLDINGS INC
filed 2007-02-12
CIK 1239188

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☐

The number of shares of Common Stock outstanding on August 11, 2006 was 32,426,665.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2006

General Steel Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed on August 14, 2006 (the “Original Filing”), to amend and restate in its entirety Part I. Item 1, Part Il Item 2 and Part I. Item 4 of the Original Filing.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

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

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,		December 31,
	2006		2005
	(Unaudited)		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$2,506,063		$8,648,373
Restricted cash	2,479,335		2,735,583
Accounts receivable, net of allowance for doubtful accounts
of $1,414 and $1,371 as of June 30, 2006 and December 31, 2005	4,254,287		993,417
Accounts receivable - related parties	-		-
Notes receivables	568,784		4,960
Note receivables - related party	2,005,138		2,976,000
Other receivables	91,967		109,769
Other receivables - related parties	-	##	-
Other receivables- related party	970,000
Inventories	23,866,808		10,730,941
Advances on inventory purchases	6,861,664		10,716,293
Short-term investment	37,560		37,200
Prepaid expenses - current	65,273		64,647
Total current assets	43,706,879		37,017,183

PLANT AND EQUIPMENT, net	22,892,288		18,213,872

OTHER ASSETS:
Advances on equipment purchases	-		1,053,169
Prepaid expenses - non current	785,176		669,460
Intangible assets - land use right, net of accumulated amortization	1,910,742		2,039,532
Total other assets	2,695,918		3,762,161
Total assets	$69,295,085		$58,993,216

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
LIABILITIES AND SHARE HOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,138,593	$823,760
Short term loans - bank	31,368,860	27,118,800
Short term notes payable	4,957,920	5,406,400
Other payables	313,236	69,667
Other payable - related party		980,000
Accrued liabilities	1,692,917	916,957
Customer deposits	1,966,463	1,276,536
Deposits due to sales representatives	1,712,736	1,261,080
Taxes payable	2,613,393	1,682,330
Total current liabilities	48,764,118	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	1,950,327	1,720,875

Total liabilities	50,714,445	41,256,405

MINORITY INTEREST	5,709,216	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value, 75,000,000 shares authorized,
32,426,665 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,546,239	4,207,236
Statutory reserves	840,753	840,753
Accumulated other comprehensive income	581,824	399,188
Total shareholders' equity	12,871,424	12,349,785
Total liabilities and shareholders' equity	$69,295,085	$58,993,216

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005

REVENUES	$29,398,358	$25,290,342	$50,040,860	$45,989,076

COST OF SALES	27,807,959	21,448,304	47,082,163	40,276,856

GROSS PROFIT	1,590,399	3,842,038	2,958,697	5,712,220

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	807,633	587,172	1,549,811	1,240,643

INCOME FROM OPERATIONS	782,766	3,254,866	1,408,886	4,471,577

OTHER EXPENSE, NET	(587,552)	(444,649)	(747,693)	(860,396)

INCOME BEFORE PROVISION FOR INCOME TAXES	195,214	2,810,217	661,193	3,611,181
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES		972,293		1,266,996

NET INCOME BEFORE MINORITY INTEREST	195,214	1,837,924	661,193	2,344,185

LESS MINORITY INTEREST	108,616	571,897	322,190	771,715

NET INCOME	86,598	1,266,027	339,003	1,572,470

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	61,231		182,636

COMPREHENSIVE INCOME	$147,829	$1,266,027	$521,639	$1,572,470

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000	31,250,000	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.00	$0.04	0.02	$0.05

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

						Accumulated other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	capital	reserves	earnings	income (loss)	Totals

BALANCE, January 1, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$	$9,210,378

Net income					1,572,470		1,572,470

BALANCE, June 30, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$3,725,446	$	$10,782,848

Net income					1,167,749		1,167,749
Adjustment to statutory reserve				685,959	(685,959)
Foreign currency translation gain						399,188	399,188

BALANCE, December 31, 2005, restated	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income					339,003		339,003
Foreign currency translation gain						182,636	182,636

BALANCE, June 30, 2006	31,250,000	$31,250	$6,871,358	$840,753	$4,546,239	$581,824	$12,871,424

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
	(Unaudited)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$339,003	$1,572,470
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Minority Interest	322,190	771,716
Depreciation	548,685	532,574
Amortization	147,839	143,545
Loss (gain) on disposal of equipment	28,859	34,205
Interest expense accrued on mandatory redeemable stock	229,452	-
(Increase) decrease in assets:
Accounts receivable	(3,236,194)	357,279
Notes receivable	(561,164)	(12,160,048)
Other receivables	18,777	13,088
Other receivables -related party	(970,000)
Inventories	(12,971,648)	(1,984,610)
Advances on inventory purchases	3,939,998	8,105,211
Prepaid expenses - non current	(108,732)	-
Increase (decrease) in liabilities:
Accounts payable	3,291,541	70,872
Other payables	242,167	286,014
Other payable - related party	(980,000)	(831,012)
Accrued liabilities	763,533	(52,933)
Customer deposits	674,434	4,040,738
Taxes payable	910,544	719,509
Net cash (used in) provided by operating activities	(7,370,716)	1,618,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	256,248	692,493
Notes receivable-related party	995,031
Advances on equipment purchases	1,058,435
Purchase of equipment	(5,058,840)	(220,708)
Deposits due to sales representatives	437,416	240,790
Net cash (used in) provided by investing activities	(2,311,710)	712,575

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
	(Unaudited)	(Restated)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans-bank	14,125,677	15,959,900
(Payments) on short term loans-bank	(10,156,530)	(14,641,000)
Borrowings on short term notes payable	10,542,852	5,880,600
(Payments) on short term notes payable	(11,041,332)	(6,776,000)
Net cash provided by financing activities	3,470,667	423,500

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	69,449	-

(DECREASE) INCREASE IN CASH	(6,142,310)	2,754,693

CASH, beginning of period	8,648,373	5,547,810

CASH, end of period	$2,506,063	$8,302,503

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

Note 2 - Restatement of financial statements

The Company is restating the consolidated financial statements for the year ended December 31, 2005 for corrections in accounting which include:

1.Restating the carry amount of redeemable stock issued in 2005 and amortizing the difference between redemption amount and fair value as interest expense over the 18 month period from issuance date using an implied interest rate in accordance with SFAS 150, The amount originally recorded as liability was discounted at an average market rate with the difference between the discounted amount and the cash received was treated as reduction in paid-in-capital and the difference between discounted amount and redemption value was to be amortized over the 18 months from issuance. In addition, certain disclosures in notes 3 and 18 to the consolidated financial statements are being restated to reflect the correction. The effects of this restatement are as follows:

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Restatement of financial statements (continued)

2.	Reclassifying advances on equipment purchases to Other Assets - non-current from current assets on the 2005 balance sheet

3.	Reclassifying certain amounts on the statements of cash flows for 2005, 2004, and 2003 as follows:
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
b.	Reclassified notes receivable from investing activities to operating activities since it is related to inventory sales
c.	Separated restricted cash from cash and classified restricted cash in investing activities
d.	Reclassified deposits due to sales representatives and advances on equipment purchases from operating activities to investing activities

4.	Restating borrowings and payments on short term loan - bank and short term notes payable on a gross basis vs. net basis as previously reported

Further, we have added or revised certain disclosures in notes 20, and 22 to provide more detail information and explanations

Note 3 - Summary of significant accounting policies

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables for changes in payment by its customers, and records a reserve when they believe collection of amounts are at risk. Accounts considered uncollectible are written off.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

Plant and equipment, net, continued

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

Plant and equipment consisted of the following:
	June 30,	December 31,
	2006	2005
	Unaudited	Restated
Buildings and improvements	$8,345,653	$5,391,378
Transportation equipment	859,303	485,699
Machinery	18,901,934	12,752,995
Construction in progress	-	4,231,318
Totals	28,106,890	22,861,390
Less accumulated depreciation	5,214,602	4,647,518
Totals	$22,892,288	$18,213,872

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

Note 3 - Summary of significant accounting policies, (continued)

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

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Inventories consisted of the following:

	June 30,	December 31,
	2006	2005
	Unaudited	Restated
Supplies	$1,182,711	$1,524,332
Raw materials	1,366,694	1,195,022
Finished goods	21,317,403	8,011,587
Totals	$23,866,808	$10,730,941

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

Financial instruments, continued

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

Shares subject to mandatory redemption, continued

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

Note 3 - Summary of significant accounting policies, (continued)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
,
Note 3 - Summary of significant accounting policies, (continued)

Value added taxes, continued

Taxes payable consisted of the followings:
	June 30,	December 31,
	2006	2005
	Unaudited	Restated
VAT taxes payable	$2,611,609	$1,290,982
Income taxes payable	-	385,510
Misc taxes	1,784	5,838
Totals	$2,613,393	$1,682,330

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

Note 3 - Summary of significant accounting policies, (continued)

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

Note 4 - Consolidated financial statements and condensed footnotes

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

Note 5 - Earnings per share

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

Note 6 - Supplemental disclosure of cash flow information

Interest paid amounted to $993,519 and $883,110 for the six months ended June 30, 2006 and 2005, respectively.

Income tax payments amounted to $0 and $485,615 for the six months ended June 30, 2006 and 2005, respectively.

Note 7 - Accounts receivable and allowance for doubled accounts

The Company conducts its business operations in the People’s Republic of China. Account receivables include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance amount at the year end. The allowance for doubtful accounts as of June 30, 2006 and December 31, 2005 amounted to $ 1,414 and $1,371 respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Notes receivable and note receivable - related party

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

Note 9 - Prepaid expenses

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

Note 10 - Advances on inventory purchases

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

Note 10 - Advances on inventory purchases (continued)

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

Note 11 - Related party transactions

The Company has a short term loan from Golden Glister Holdings Limited. .Golden Glister holdings limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was loaned to General Steel Investment Co., Ltd. for business operations. In the second quarter of 2006, General Steel Investment Co., Ltd. advanced $1,300,000 to Golden Glister Holdings Limited for its operations. Golden Glister has agreed to pay back the amount in short term. The Company had a receivable from Golden Glister for $970,000 and a payable to Golden Glister for $980,000 as of June 30, 2006 and December 31, 2005, respectively. These receivable and payable are short-term and are non interest bearing.

Note 12 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed, are short term bearing no interest and has not due date. The table below summarizes the loans outstanding at June 30, 2006 and December 31, 2005.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Shorterm loans - bank (continued)

	June 30,	December 31,
	2006	2005
	Unaudited	Restated
Loans from China Bank, JingHai Branch, due
November 2006. Monthly interest only payment at
6.138% per annum, secured by equipment
and property	$1,126,800	$1,116,000

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

Note 13 - Short term notes payable

Short-term notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor. This short term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash deposit at the bank deposit as a guarantee deposit.

The Company has the following short term notes payable outstanding as for June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	Unaudited	Restated
China Bank, Jing Hai Branch, various amounts, due
October 2006, restricted cash required 50% of loan
amount, secured by land and property	$1,452,320	$1,438,400

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

Note 14 - Customer deposits

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

Note 15 - Deposits due to sales representatives

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

Note 16 - Major customers and suppliers

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

Note 17 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 18 - Other expenses and income, net

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

Note 19 - Reclassifications

Certain amounts for the six months ended June 30, 2005 in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income or cash flows.

Note 20 - Private Offering of Redeemable Stock

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Private Offering of Redeemable Stock (continued)

Total interest amortized since issuance to June 30, 2006 amounted to $344,178 and $344,169 is the remaining amount left to be accrued and amortized through March 2007. The Company amended its financial statements for the periods ended December 31, 005 and March 31, 2006 to reflect the changes made to the accounting treatment of the redeemable stock. The original accounting treatment was to record the amount discounted at an average market rate as a liability with the difference between the discounted amount and the cash received treated as reduction in paid-in-capita and the difference between discounted amount and redemption value to be amortized over the 18 months from issuance date.

Note 21 - Retirement plan

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

Note 22 - Joint venture agreement with Baotou Steel

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

Note 22 - Joint venture agreement with Baotou Steel, (continued)

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

These contributed assets will be used to commence a new operation. The joint venture will purchase a 100-ton electric furnace and a refiner furnace to produce high quality specialty steel using advanced technology. This type of specialty steel has not bee previously produced by Baotou Steel. This advanced technology has not been previously utilized by Baotou Steel. This new joint venture will aim to enter into a new market segment of high-end specialty steel.

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

Note 22 - Joint venture agreement with Baotou Steel, (continued)

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

Upon the commencement of the joint venture, the rights of the minority shareholders of Daqiuzhuang Metal Sheet Co. Ltd. will be limited to receiving a distribution of profits from the joint venture; the minority shareholders will not have any voting rights

As of June 30, 2006, the Company has not received the approval of the Baotou Steel Joint venture and it is still under government review and may be subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. The management at this point is uncertain if and when the government approval will be granted. Currently none of the financials of Baotou Steel is incorporated into the Company’s financial statements as there is no ownership or control relationship between the Company and Baotou Steel at this time.

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

Overview

Following the acquisition of ownership in General Steel Investment Co., Ltd. in October 2004, we have shifted its main business focus to general steel products and steel manufacturing. As the core-operating unit , Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "Daqiuzhuang Metal") started its operation in 1988. Daqiuzhuang Metal's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

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

Daqiuzhuang Metal has recently completed an expansion program to build a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. We now operate 10 steel production lines capable of processing 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining a 50% market share of all hot rolled steel sheets used in the production of agricultural vehicles in China.

On September 28, 2005, we signed a joint venture agreement (the Joint Venture) with Baotou Iron and Steel Group (Baotou Steel), to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People’s Republic of China (the Joint Venture Company). The Joint Venture Company has not been launced and is not operational yet.

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

The total investment in the Joint Venture Company may be up to US$ 30,000,000, with an anticipated registered capital of approximately US$24,000,000. Pursuant to the Joint Venture Agreement, Baotou Steel will contribute land, existing equipment and materials whereas General Steel Investment and Daqiuzhuang Metal will each contribute cash capital to the Joint Venture Company. The completion of this transaction is subject to the provision to both General Steel Investment and Daqiuzhuang Metal by Baotou Steel of relevant financial statements and an independent appraisal of the assets to be contributed to the Joint Venture Company, which have not been produced thus far. In addition, China’s State Assets Supervision and Administration Committee will need to assign an independent appraisal of the assets contributed by Baotou Steel. At this time, we are still waiting for the Chinese government to appoint an appraisal firm to complete the appraisal and the evaluation process of the joint venture project. As a result, at this moment we are not in a position to determine the amount of cash capital General Steel Investment and Daqiuzhuang metal will be required to contribute to the Joint Venture Company. We are working to encourage relevant parties to provide the requisite documentation and initiate the needed procedures. However, if the relevant documents cannot be produced and the required procedures will not be initiated within a reasonable amount of time, we are prepared to terminate the Joint Venture Agreement.

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

Liquidity and capital resources

Due to the good market demand for our steel products, we have increased our production capacity by adding four new production lines. We plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the joint venture is issued. Cash balance including restricted cash amounted to $4.3 million and $11.8 million as of June 30, 2006 and 2005.

Operating activities

Net cash used in operating activities for the six months ended June 30, 2006 was $7.37 million compared to $1.62 million provided by operating, activities in the same period last year. This change was mainly due to increase in inventory. As the new production lines are now in full operation, approximately 13,000 tons of extra products are now being produced every month. The finished goods inventories started to increase since the sales, department hasn’t been fully able to sell all of these extra products. The finished goods inventories at June 30, 2006 was 50,425 tons compared to 20,726 tons at December 31, 2005. The value of finished goods inventories also increased to $21.3 million as of June 30, 2006 from $8.01 million as of December 31, 2005. Additionally, the raw materials price has been going up since March this year. Average purchase price of steel slabs has been going up to approximately $345 in June from $316 in March, the management decided to stock up raw materials inventories in order to maximize the profitability.

Accounts Receivable

Accounts receivable was $4.25 million as of June 30, 2006 compared to $993,417 at December 31, 2005. This is partly due to the credit sales extended to Shanghai Qiugang Metal Sheet Co., Ltd. in the amount of $1,700,812. We usually collect the deposit from our customers in advance. We granted credit sales to Shanghai Qiu Steel Sales Co., Ltd. due to long business relationships between both companies.

We recognize the revenue when we ship out products and passed the titles of the products to our customers and distributors. We have increased production capacity since April this year. To enhance sales, we extended more short term credits to our customers and distributors with good reputations and long term business relationship by offering them a one-month period to pay for the purchase in arrear. Based on our experience, these accounts were normally collected in one month. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts to allowance amount if needed. We believe that accounts receiveable is collectible. Therefore we have not provided any allowance for our accounts receivable balance. In addition, the accounts receivable balance in the fourth quarter has been decreasing since most of our customers are paying us back.

Investing activities

Net cash used in investing activities was $2.31 million for the six months ended June 30, 2006 compared to $0.71 million provided by investing activities in the same period last year. The cash has been spent on the construction of the new plant. As of June 30, 2006, all construction in progress has been reclassified to fixed assets subject to depreciation.

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

In 2005, the Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water dischargeThis wastewater recycling system is able to process 350 tons waste water everyday. We can realize approximately $10,000 savings per year using this system.

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

Accounts receivables and allowance for doubtful accounts

During 2006, the Company began extending credit terms to its major customers, who have demonstrated creditworthiness based on business practices and longstanding good relations. Managemetn regularly reviews ageing of receivables for changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk.

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

PART II.  OTHER INFORMATION

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