Form 10-Q/A
period 2006-09-30
GENERAL STEEL HOLDINGS INC
filed 2007-02-12
CIK 1239188

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

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2006

EXPLANATORY NOTE

General Steel Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, which was originally filed on November 14, 2006 (the “Original Filing”), to amend and restate in its entirety Part I. Item 1 and Part I. Item 2 of the Original Filing.

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

ITEM 1. FINANCIAL STATEMENTS

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

LIABILITIES AND SHARE HOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$664,699	$823,760
Short term loans - bank	31,548,720	27,118,800
Short term notes payable	5,519,760	5,406,400
Other payables	534,217	69,667
Other payable - related party	-	980,000
Accrued liabilities	1,768,695	916,957

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Restated)
ASSETS
Customer deposits	1,369,060	1,276,536
Deposits due to sales representatives	1,833,168	1,261,080
Taxes payable	4,363,420	1,682,330
Total current liabilities	47,601,739	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	2,065,053	1,720,875

Total liabilities	49,666,792	41,256,405

MINORITY INTEREST	5,853,861	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.01 par value, 75,000,000 shares authorized,
32,426,665 shares issued and outstanding	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,726,036	4,207,236
Statutory reserves	840,753	840,753
Accumulated other comprehensive income	804,241	399,188
Total shareholders' equity	13,273,638	12,349,785
Total liabilities and shareholders' equity	$68,794,291	$58,993,216

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
REVENUES	$46,957,797	$26,032,015	$96,998,657	$72,021,091

COST OF SALES	45,404,450	23,379,706	92,486,613	63,656,562

GROSS PROFIT	1,553,347	2,652,309	4,512,044	8,364,529

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	605,801	523,063	2,155,612	1,763,706

INCOME FROM OPERATIONS	947,546	2,129,246	2,356,432	6,600,823

OTHER EXPENSE, NET	(623,105)	(447,943)	(1,370,798)	(1,308,339)

INCOME BEFORE PROVISION FOR INCOME TAXES	324,441	1,681,303	985,634	5,292,484
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	-	548,972	-	1,815,968

NET INCOME BEFORE MINORITY INTEREST	324,441	1,132,331	985,634	3,476,516

LESS MINORITY INTEREST	144,644	350,118	466,834	1,121,834

NET INCOME	179,797	782,213	518,800	2,354,682

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	222,417	374,857	405,053	374,857

COMPREHENSIVE INCOME	$402,214	$1,157,070	$923,853	$2,729,539

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000	31,250,000	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.01	$0.04	$0.02	$0.09

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

						Accumulated other
	Number	Common	Paid-in	Statutory	Retained	comprehensive
	of shares	stock	Capital	reserves	earnings	income	Totals

BALANCE, January 1, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$-	$9,210,378
Net income					2,354,682		2,354,682
Foreign currency translation gain						374,857	374,857

BALANCE, September 30, 2005, restated	31,250,000	$31,250	$6,871,358	$154,794	$4,507,658	$374,857	$11,939,917
Net income					385,537		385,537
Adjustment to statutory reserve				685,959	(685,959)		-
Foreign currency translation gain						24,331	24,331

BALANCE, December 31, 2005, restated	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income					518,800		518,800
Foreign currency translation gain						405,053	405,053

BALANCE, September 30, 2006	31,250,000	$31,250	$6,871,358	$840,753	$4,726,036	$804,241	$13,273,638

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	September 30	September 30
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$518,800	$2,354,682
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	466,834	1,121,834
Depreciation	1,008,036	789,131
Amortization	222,400	216,528
Loss on disposal of equipment	28,005	34,399
Interest expense accrued on mandatory redeemable stock	344,178	-
(Increase) decrease in assets:
Accounts receivable	(9,928,845)	23,126
Increase in notes receivable	(1,106,993)	(2,501,624)
Other receivables	(7,476)	(570,252)
Other receivables - related parties	(850,400)	-
Inventories	(4,681,528)	(716,098)
Advances on inventory purchases	3,737,173	310,518
Prepaid expense - non current	(86,541)	-
Increase (decrease) in liabilities:
Accounts payable	145,602	(28,184)
Other payables	137,713	(189,561)
Other payable - related party	(980,000)	190,000
Accrued liabilities	821,858	12,034
Customer deposits	64,917	2,297,519
Taxes payable	2,611,959	1,518,804
Net cash (used in) provided by operating activities	(7,534,308)	4,862,856

CASH FLOWS FROM INVESTING ACTIVITIES:
Restriced cash	(80,218)	1,544,990
Notes receivable - related party	2,722,629	-
Increase in short term investment	37,494	-
Deposits due to sales representatives	538,664	120,463
Advance on equipment purchases	1,061,493
Additions to equipment	(5,299,576)	(1,588,947)
Net cash (used in) provided by investing activities	(1,019,514)	76,506

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans - bank	21,309,090	31,819,320
Payments on short term loans - bank	(17,497,200)	(31,916,664)
Borrowings on short term notes payable	6,074,028	6,522,048

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

	September 30	September 30
	2006	2005
		(Restated)
Payments on short term notes payable	(6,074,028)	(9,126,000)
Cash received on issuance of mandatory redeemable stock		1,606,150
Net cash provided by (used in) financing activities	3,811,890	(1,095,146)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	102,648	149,047

(DECREASE) INCREASE IN CASH	(4,639,284)	3,993,263

CASH, beginning of period	8,648,373	5,547,810

CASH, end of period	$4,009,089	$9,541,073

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

Accounts receivables and allowance for doubtful accounts.

Management regularly reviews aging of receivables for changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At September 30, 2006, no accounts were over 90 days past due.

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

Foreign currency translation (continued)

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

Plant and equipment, net (continued)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Summary of significant accounting policies, (continued)

Income taxes, (continued)

The Company’s subsidiary, Daqiuzhuang Metal Sheet Co., Ltd., became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible to receive a tax benefit. The Company is exempt from income taxes for the years ended December 31ô2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009. The Company received the tax exemption approval from the local tax authorities during the last quarter of 2005 and the Company had been recording a provision for income taxes for the first three quarters of 2005. During the last quarter of 2005 the Company reversed the provision for income taxes) once they received the approval from the local tax authorities. The local Chinese tax authority waived the previously accrued tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income for the nine months ended September 30, 2006 for previously accrued income taxes.

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

The estimated tax savings for the nine months ended September 30, 2006 amounted to $513,518. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.03 to $0.005.

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

Note 4 - Consolidated financial statements and condensed footnotes, (continued)

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

Note 7 - Accounts receivable and allowance for doubtful accounts

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

Note 9 - Prepaid expenses

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

The Company also entered into another rental agreement on July 21, 2005 to rent the land use right for its manufacture expansion. The total amount of the rental is RMB 8,067,400 for a period of 50 years starting on September 1, 2005. The Company’s prepayment at September 30, 2006 amounted to RMB 4,060,187 or $514,020.

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

Note 12 - Short term loans - bank (continued)

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

Balance at December 31, 2005	$1,720,875
Interest amortized during the first nine months	344,178
Balance at September 30, 2006	$2,065,053

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

Note 22 - Joint venture agreement with Baotou Steel (continued)

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

Note 22 - Joint venture agreement with Baotou Steel (continued)

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

Upon the commencement of the joint venture, the rights of the minority shareholders of Daqiuzhuang Metal Sheet Co. Ltd. will be limited to receiving a distribution of profits from the joint venture; the minority shareholders will not have any voting rights.

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

Overview

Following the acquisition of ownership in General Steel Investment Co., Ltd. in October 2004, we have shifted our main business focus to general steel products and steel manufacturing. As our core-operating unit,, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (herein referred to as "Daqiuzhuang Metal") started its operation in 1988. Daqiuzhuang Metal's core business is the manufacturing of high quality hot rolled carbon and silicon steel sheets which are mainly used in the production of agricultural vehicles, tractors, shipping containers and in other specialty products.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet order requirements. "Qiu Steel" is the registered name for our products.

Daquizhuang Metal has recently completed an expansion program to build a new plant next to the existing facility with four new production lines to increase its hot-rolled steel sheet production capacity by 150,000 tons. We now operates on 10 steel production lines capable of processing 400,00 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year. By our estimate, we now maintain a 50% market share of all hot rolled steel sheets used in the production of agricultural vehicles in China.

On September 28, 2005, We signed a joint venture agreement (the “Joint Venture Agreement”) with Baotou Iron and Steel Group (“Baotou Steel”), to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China (the “Joint Venture Company”). The Joint Venture Company has not been launched and is not operational yet.

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

The total investment in the Joint Venture Company may be up to US$ 30,000,000, with an anticipated registered capital of approximately US$24,000,000. Pursuant to the Joint Venture Agreement, Baotou Steel will contribute lad, existing equipment and materials whereas General Steel Investment and Daqiuzhuang Metal will each contribute cash capital to the Joint Venture Company. The completion of this transaction is subject to the provision to both General Steel Investment and Daqiuzhuang Metal by Baotou Steel of relevant financial statements and an independent appraisal of the assets to be contributed to the Joint Venture Company, which have not been produced thus far. In addition, China’s State Assets Supervision and Administration Committee will need to assign an independent appraisal of the assets contributed by Baotou Steel. At this time, we are still waiting for the Chinese government to appoint an appraisal firm to complete the appraisal and the evaluation process of the joint venture project. As a result, at this moment we are not in a position to determine the amount of cash capital General Steel Investment and Daqiuzhuang metal will be required to contribute to the Joint Venture Company. We are working to encourage relevant parties to provide the requisite documentation and initiate the needed procedures. However, if the relevant documents cannot be produced and the required procedures will not be initiated within a reasonable amount of time, we are prepared to terminate the Joint Venture Agreement.

% Ownership
Baotou Iron and Steel (Group) Co.,Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd.	20%

On September 18, 2005, we entered into a certain Subscription Agreement with certain investors and sold an aggregate of 1,176,665 shares of our common stock, in a private placement under Rule 506 of the Securities Act, at a purchase price of $1.50 per share. Under this private placement, we raised $1,765,000 in the aggregate, with net proceeds of $1,606,150 after deducting $158,850 paid for commissions.

Results of Operations

Our results of operations are largely dependent on the level of general economic activity in China. Economic forecasts indicate continued fast pace growth in China in 2006. As a result, consumption of our steel products is expected to remain at a high level. We believe that we have successfully positioned itself within the Chinese agricultural vehicle market. As this market continues to demonstrate increased demand for steel products, we remain focused on building our leadership position by enhancing the quality of its products and expanding production capacity. However, we do believe that the highly competitive market will exist throughout 2006, with pressures for shipment volumes and prices. In view of that, we will continue to focus on cost control and new market development. The management will concentrate on increasing sales by continuing to sign new distributors in new markets and continuing to establish provincial branch sales offices.

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

This decrease in gross profit margin is mainly due to the decrease in average selling price. Since April 2005, the price of steel products has been decreasing globally due to the overall increase in steel supply. We have to adjust our products’ prices in order to stay competitive in this market.

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

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. We have been been approved for this tax benefit and will be exempt from income tax for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

Liquidity and capital resources

Due to the strong market demand for our products, we increased production capacity by adding four new production lines. We plan to maintain a higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Steel the Company is reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the Joint Venture is issued. Cash balance including restricted cash amounted to $6.9 million and $11.6 million as of September 30, 2006 and 2005.

Operating activities

Net cash used in operating activities for the nine months ended September 30, 2006 was $7.53 million compared to $4.86 million provided by operating activities in the same period last year. This change was mainly due to increases in accounts receivable and inventory. Accounts receivable increased by $9.9 million compared to December 31, 2005. The increase is due to the credit sales we extended to our major customers and distributors as incentives starting from the second quarter of 2006. As the new production lines are now in full operation, approximately 13,000 tons of additional products are now being produced monthly. Finished goods inventories have increased and the sales department has, since the beginning of second quarter, established 3 provincial sales offices to help increase sales and reduce these inventories. The finished goods inventory value on September 30, 2006 was 29,597 tons compared to 20,726 tons at December 31, 2005. The value of finished goods inventories also increased to $12.1 million as of September 30, 2006 from $8.01 million as of December 31, 2005.

Accounts Receivable

Accounts receivable were $11.07 million as of September 30, 2006 compared to $993,417 at December 31, 2005. We previously collected deposits from our customers in advance. This increase in accounts receivable is mainly due to a change in the company’s collection approach. Starting in the second quarter of 2006, we have gone with a different collection methodology. As opposed to receiving deposits from its customers, we have extended credit sales to our major customers. We now have four new production lines in operation. The management is now taking measures to secure the existing customer base and attract new customers. One of the approaches is to extend credit sales to our major customers and distributors as incentives for buying our products. Extending credit to our major customers and distributors is also in line with a growing industrial trend in this competitive market. Our top four customers constitute 54% of our total accounts receivable balance as of September 30, 2006.

We recognize the revenue when we ship out products and passed the titles of the products to our customers and distributors.  We have increased production capacity since April this year. To enhance sales, we extended more short term credits to our customers and distributors with good reputations and long term business relationship by offering them a one-month period to pay for the purchase in arrear. Based on our experience, these accounts were normally collected within one month. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequant and adjusts the allowance amount if needed. We believe the accounts receivable is collectible. At September 30, 2006, no accounts were over 90 days past due.

Investing activities

Net cash used in investing activities was $1.02 million for the nine months ended September 30, 2006 compared to $0.08 million provided by investing activities in the same period last year. The cash has been spent on the construction of the new plant.

Financing activities

Net cash provided by financing activities was $3.81 million for the nine months ended September 30, 2006 compared to $1.10 million used in investing activities in the same period last year. We signed a borrowing agreement with Shenzhen Development Bank to borrow $5,064,000 in the first quarter. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

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

In 2005, the Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge. In order to meet these requirements, we invested $94,190 to remodel its industrial water recycling system to reduce new water consumption and industrial water discharge.

This wastewater recycling system is able to process 350 tons of wastewater daily. We can realize approximately $10,000 savings per year using this system.

As for the remodeling of gas furnace and desulphurization of discharged gas, the local government has not posted any control measures currently and we have no plans to proceed with this remodeling until such time regulations are mandated. We believe that future costs relating to environmental compliance will not have a materially adverse effect on our financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in materially adverse costs.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions driven by the overall economic conditions in China. We manage price risks chiefly through productivity improvements and cost-containment measures.

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

We expect better results in the fourth quarter of 2006 as average overall market prices improve compared to the first nine months of 2006. We also expect solid sales contribution as our three newly established provincial sales offices and six new distributors gain traction in their respective markets.

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

Accounts receivables and allowance for doubtful accounts

During 2006, the Company began extending credit terms to its major customers, who have demonstrated creditworthiness based on business practices and longstanding good relations. Management regularly reviews aging of receivables for changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At September 30, 2006, no accounts were over 90 days past due.

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

PART II - OTHER INFORMATION

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