Form 10-K
period 2006-12-31
GENERAL STEEL HOLDINGS INC
filed 2007-04-02
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-105903

GENERAL STEEL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	412079252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Kuntai International Mansion Building, Suite 2315
Yi No. 12 Chaoyangmenwai Avenue, Chaoyang District,
Beijing, China	100020
(Address of principal executive offices)	(Zip Code)

Incorp Services Inc.
6075 S. Eastern Avenue
Suite 1, Las Vegas, Nevada, 89119-3146
Tel: (702) 866-2500
(Name, address and telephone number for Agent for Service)

+86 (10) 5879-7346
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $ .001 par value per share	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $119,720,814 based on the $3.69 as reported on the OTC Bulletin Board.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2007
Common Stock, $ .001 par value per share	32,444,665 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

PART I

ITEM 1. BUSINESS.

Overview

Our company was initially incorporated as “American Construction Company” (“ACC”) on August 5, 2002 in the State of Nevada for the purpose of commencing a business of general construction contracting.

On October 14, 2004, ACC, Northwest Steel Company, a wholly-owned Nevada subsidiary of ACC (“Merger Sub”), and General Steel Investment Co., Ltd., a British Virgin Islands company (“General Steel Investment”) entered into an Agreement and Plan of Merger pursuant to which ACC acquired General Steel Investment, and its 70% ownership in its subsidiary Tianjin Daqiuzhuang Metal Sheet Co., Ltd., a PRC company of limited liability (“Daqiuzhuang Metal”) in exchange for shares of ACC’s common stock.

Effective March 7, 2005, ACC changed its name to “General Steel Holdings, Inc.”

Daqiuzhuang Metal started its operation in 1988 and was corporatized under its current form on August 18, 2000 in Jinghai County, Tianjin City, Hebei Province, China. Daqiuzhuang Metal is a Sino-foreign joint venture with an operating term that will expire on June 24, 2024, at which point we expect to file a request for an extension of the term permitted under the then applicable laws. General Steel owns approximately 70% of the share capital of Daqiuzhuang Metal. On May 16, 2004, General Steel Investment purchased approximately 70% equity interest in Daqiuzhuang Metal for the amount of 55.45 million RMB or approximately $6,709,450. Daqiuzhuang Metal received a new business license certifying the new ownership structure as a Chinese Foreign Joint Venture on June 25, 2004.

Daqiuzhuang Metal’s core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets. Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments can be made to meet order requirements. “Qiu Steel” is the registered name for our products.

Daqiuzhuang Metal currently has ten steel sheet production lines processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining an approximately 50% market share of all hot-rolled steel sheets used in the production of agricultural vehicles in China, out of which 150,000 tons of production capacity were added since mid-March 2006.

Marketing and Customers

Hot rolled carbon and silicon steel sheets are semi-finished products. We sell our products primarily to distributors, service centers, or manufacturers. Our products are primarily used by domestic manufacturers of economy agricultural vehicles: small, motorized, 3-wheel vehicles with a payload from 1,650 to 4,400 lbs. (750 to 2,000 kgs), retailing between 1,200 and 1,800 USD (10,000 - 15,000 RMB).

These inexpensive agriculture vehicles are targeted to the low income farming populations in the rural areas of China. International non-government organizations estimate that approximately 80% of China’s population of 1.3 billion people is comprised of low-income rural farmers.

Based on the production and sales figures supplied by our customers producing economy agricultural vehicles, we estimates that we supply approximately 50% of this industry’s nationwide demand for hot-rolled steel products.

Our marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality. We believe that our enhanced product quality and delivery capabilities, and our emphasis on customer support and product planning, are critical factors in our ability to serve this segment of the market.

Our revenue is dependent, in large part, on significant contracts from a limited number of customers. During the fiscal year ended December 31, 2006 approximately 30 % of sales were to five customers and approximately 6% of sales were to one customer. During the fiscal year ended December 31, 2005 approximately 37% of sales were to five customers and approximately 9% of sales were to one customer. During the fiscal year ended December 31, 2004 approximately 47% of sales were to five customers and approximately 23% of sales were to one customer. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue.

We currently sell our products through the following thirty-five distributors:
Alashankou Jinrui Business and Trade Co., Ltd.
Chengdu Shenghua Supply Materials Co., Ltd.
Chongqing Yongdan Supply Materials Co., Ltd.
Gansu Chunwang Supply Materials Co., Ltd.
Guangdong Foshan Shunde District Huiying Trade Co., Ltd.
Henan Changge Stone Supply Materials Co., Ltd.
Henan Yuanyang Jinxin Metal Sheet Co., Ltd.
Henan Zhengzhou Supply Supporting Materials Co., Ltd.
Jiangsu Nantong Guangda Metal Materials Co., Ltd.
Jiangsu Wuxi Dazhuang Supply Materials Co., Ltd.
Jiangsu Yancheng Dinghua Supply Materials Co., Ltd.
Jiangsu Zongshen Motorcycle Manufacturing Co., Ltd.
Jinfeng Cold &Hot-rolled Plates Co., Ltd.
Kunming Mintian Industry and Trade Co., Ltd.
Nanjing Mingrui Steel Trade Co., Ltd.
Nanjing Suyan Trade and Development Industry Co., Ltd.
Nanjing Wenxuan Metal Industry Co., Ltd.
Qinghai Xining Zhenning Supply Materials Co., Ltd.
Shaanxi Baotian Supply Materials Co., Ltd.
Shandong Liaocheng Xinda Steel Products Co., Ltd.
Shandong Boxing County Boyuan Supply Materials Co., Ltd.
Shandong GaomiXinfeng Supply Materials Co., Ltd.
Shandong Jining Tonghui Commercial Trading Co., Ltd.
Shandong Qufu Erqing Industrial Supply and Sales Co., Ltd.
Shandong Zibo Zhoucun Jinzhou Supply Materials Co., Ltd.
Shijiazhuang Heshunda Industry and Trade Co., Ltd
Tianjin Beihua Industrial Trading Co., Ltd.
Tianjin Shengze Industry and Trade Co., Ltd.
Tianjin Yongxinyuan Industry and Trade Co., Ltd.
Xinjiang Wulumuqi Huibang Industry and Trade Co., Ltd.
Xuzhou Hengye Metal Sheet Co., Ltd.
Yangzhou Xinxing Metal Materials Co., Ltd.

Zhejiang Metallurgical Supply Materials Co., Ltd.
Zhejiang Wenzhou Jianlong Steel Co., Ltd.
Zhejiang Xingguang Economy and Trade Co., Ltd.

Upon inception of business, each distributor pays between 100,000 RMB and 1,000,000 RMB, that is, approximately $12,820 and $128,200 deposit to us. Distributors must submit a monthly sales plan for each calendar year. Distributors are required to have a minimum annual order requirement of between 1,000 tons and 5,000 tons. Distributors who do not meet this quota are penalized based on a certain percentage of the difference between the minimum requirement and their actual sales. Thus far, we have not experienced such a problem with any of our distributors and hence did not have to enforce any penalty.

Since April 2006 when we began offering the credit terms to our main customers with whom we have a well-established business relationship. We have not had any delinquent accounts. For customers to whom credit terms are not extended, we require full payment upon or prior to delivery. All customers must place orders 30 days prior to requested delivery.

ABOUT OUR PRODUCTS

Principal Products

We produce hot rolled carbon and silicon steel sheets. Hot rolling is a process in which steel slabs are reduced in thickness. The slabs are first reheated and then passed through rolls in a hot mill to reduce their thickness. The sizes of sheets are roughly 2,000 mm (width) x 1,000 mm (length) x 0.75 to 2.0 mm (thickness). Limited size adjustments are possible to meet specific order requirements.

We believe our product is thinner, lighter and more durable than our competitors. Through our production process, we are able to roll our sheets to a minimum thickness of 0.75 mm while maintaining even durability throughout the surface area. This level of thinness makes our sheets suitable substitutes for sheets produced with more expensive cold-rolled technology. This gives us an advantage in pricing our product. We are able to price our product slightly above the market price for traditional hot-rolled sheets and below the market price for cold-rolled sheets.

“Qiu Steel” is the registered trademark under which our Company sells its products. Our logo has been registered with the China National Trademark Bureau under No. 586433. “Qiu Steel” is registered under the GB 912-89 national quality standard, and certified under the National Quality Assurance program.

Our Company was awarded the “Excellent Quality Product” award by the Tianjin Products Technical Quality Assurance Bureau in 2001, and the “Famous Trade Mark Award” by the Tianjin Commerce Bureau in 2002.

From 2005 to 2006, our overall sales volume increased by 68% from 203,422 tons in 2005 to 341,702 tons in 2006.

Raw Materials

We mainly purchase two types of raw materials from our suppliers, namely, slabs and steel strip. We purchase raw materials from several local steel manufacturers and distributors including but not limited to Tianjin Rong Steel Co., Ltd., Tianjin Ren Ai Steel Co., Ltd., Tianjin Hengying Commercial Trading Co., Ltd., etc.

Employees

As of December 31, 2006, we had 1,250 employees on a full time basis. As of December 31, 2005, we had 900 employees on a full time basis. The increase in number of employees from 2005 to 2006 is largely due to the addition of our four new production lines and additional employees necessary to operate them.

ABOUT OUR RECENT STRATEGIC ALLIANCE

In 2005, we signed a joint venture agreement (the “Joint Venture Agreement”) with Baotou Iron and Steel Group (“Baotou Steel”) to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People’s Republic of China (the “Joint Venture Company”). The Joint Venture Company has not been launched and is not operational yet.

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

The Joint Venture is contemplated to be implemented in three stages. The total investment in the Joint Venture Company may be up to US$30,000,000, with an anticipated registered capital of approximately US$24,000,000. The total investment in the first stage is contemplated to be $5,000,000. Pursuant to the Joint Venture Agreement, Baotou Steel will contribute land, existing equipment and materials whereas General Steel Investment and Daqiuzhuang Metal will each contribute cash capital to the Joint Venture Company. The completion of this transaction is subject to the provision of both General Steel Investment and Daqiuzhuang Metal by Baotou Steel of relevant financial statements and an independent appraisal of the assets to be contributed to the Joint Venture Company, which as of the end of 2006 have not been produced thus far. In addition, China’s State Assets Supervision and Administration Committee will need to assign an independent appraisal firm to perform an appraisal of the assets contributed by Baotou Steel. At the end of 2006, we were still waiting for the Chinese government to appoint an appraisal firm to complete the appraisal and the evaluation process of the joint venture project. As a result, as of the end of 2006, we are not in a position to determine the amount of cash capital General Steel Investment and Daqiuzhuang Metal will be required to contribute to the Joint Venture Company. As of the end of 2006, we are working to encourage relevant parties to provide the requisite documentation and initiate the needed procedures.

% Ownership
Baotou Iron and Steel (Group) Co., Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd	20%

ITEM 1A. Risk Factors.

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

Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we might not be able to maintain our profitability or we may incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Implement our business model and strategy and adapt and modify them as needed;

•	Increase awareness of our brands, protect our reputation and develop customer loyalty;

•	Manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	Maintain adequate control of our expenses;

•	Anticipate and adapt to changing conditions in the agricultural equipment markets in which we operate as well as the impact of any changes in government regulation; and

•	Anticipate mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year 2006, approximately 28% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We depend on acquiring companies to fulfill our growth plan

An important element of our planned growth strategy is the pursuit and acquisitions of other businesses that increase our existing production capacity. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining employees of the acquisition, challenges in retaining customers, and potential adverse short-term effects on operation results. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

We depend on bank financing for our working capital needs.

We have various financing facilities amounting to approximately US$30.3 million, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

We rely on Yu, Zuo Sheng for important business leadership

We depend, to a large extent, on the abilities and operations of our current management team. However, we have a particular reliance upon Yu, Zuo Sheng, our chairman and chief executive officer, for the redirection of our business and leadership in our growth effort. The loss of the services of Yu, Zuo Sheng, for any reason, may have a material adverse effect on our business and prospects. We cannot be guarantee that Yu, Zuo Sheng will continue to be available to us, or that we will be able to find a suitable replacement for Yu, Zuo Sheng on a timely basis.

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

All our directors reside outside of the United States. In addition, Daqiuzhuang, our operating subsidiary, is located in China and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. and the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

Our manufacturing sites and the office buildings are located in the Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center. The sites are situated on a total of 17.81 acres (7.21 hectares) of land and resides within 320,390 sq. ft. (29,667 sq. m.) of building space.

Under Chinese law, all land in the PRC is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The land use right allows the holder the right to use the land for a specified long-term period of time and enjoy all the ownership incidents to the land. We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	Ying Fong Road North, Daqiuzhouang, Jinghai country Tianjin	Commerical Use

Our production equipment includes the following:

Equipment	Quantity
1,200 mm Rolling machine	10
Gas-fired reheat furnace	10
16mm x 2,500mm cut to size shearer	8
18mm x 300 cut to size shearer	7
6mm x 2,500mm cut to size shearer	20
Boiler	3
Annealing furnace	4
Roller grinder	3
Gas producer (1.8m, 2.4 m, 3.0m)	16
Air compressor	11
Flattening machine	4
Straightening machine	3
Overhead cranes	33
Transportation vehicles	6

ITEM 3. LEGAL PROCEEDINGS.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR GENERAL STEEL HOLDINGS INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the OTC Bulletin Board with the ticker symbol "GSHO." Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2006
High	$2.33	$1.95	$1.45	$1.25
Low	$1.30	$1.05	$1.20	$1.04
2005
High	$2.25	$1.85	$1.75	$1.73
Low	$0.98	$1.00	$1.21	$1.19

As of March 23, 2007, there were approximately 42 holders of record of our common stock. We are seeking the listing of our shares of common stock on the American Stock Exchange (the “AMEX”). The listing application has been submitted to AMEX.

Dividend Policy

Our board of directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at our board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our board of directors.

ITEM 6. Selected Financial Data.

SUMMARY OF OPERATIONS
(USD in thousands, except the ratio amount)

	Years ended December 31
	2006	2005 (Restated)	2004	2003	2002
Total sales	$139,495	$89,740	$87,832	$57,306	$44,678
Cost of sales	135,324	81,166	81,613	52,804	41,328
Selling, general, and administrative expenses	2,421	2,781	2,317	1,532	1,539
Income from operations	1,749	5,793	3,902	2,969	1,811
Net income	$1,033	$2,740	$915	$1,091	$652
Net income per common share	0.03	0.09	0.03	0.04	0.02

FINANCIAL DATA
(USD in thousands, except the ratio amount)

	As of December 31
	2006	2005 (restated)	2004	2003	2002
Total assets	$73,822	$58,993	$52,969	$37,432	$33,357
Depreciation and amortization	1,917	1,344	1,255	1,013	959
Current Ratio	0.87	0.96	0.92	0.77	0.84
Basic weighted average shares outstanding (in thousands)	31,250	31,250	30,260	30,000	30,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Overview

Following the acquisition of ownership in General Steel Investment Co., Ltd. in October 2004, we have shifted our main business focus to general steel products and steel manufacturing. As our core-operating unit, Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”) started its operation in 1988. Daqiuzhuang Metal ‘s core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments can be made to meet order requirements. “Qiu Steel” is the registered name for our products.

Daqiuzhuang Metal currently has ten steel sheet production lines processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining an approximately 50% market share of all hot-rolled steel sheets used in the production of agricultural vehicles in China, out of which 150,000 tons of production capacity were added since mid-March 2006.

In 2006 we expanded the number of our distributors from 19 to 35 and established 3 regional sales offices: Nanjing city in Jiangsu province, Shenyang city in Liaoning province, and Shanghai.

In 2006, we invested heavily in our operations. We added four new production lines increasing our capacity by 150,000 tons. The higher costs associated with the start up of these lines and bringing them to full capacity negatively impacted our earnings.

Due to higher rates of waste, only 88.5% of products produced from the new lines were rated “A” quality, compared to 92.29% of the products produced from the established lines. This resulted in a selling price differential of $33.96 per ton. In other words, the products produced from the new lines overall sold for $33.96 less than the products produced from the established lines. Based on the new lines produced 123,390.34 tons, this resulted in a $4,190,336 effective difference. The chart below illustrates this.

Selling Price Differences between Products Produced on (old) Lines 1-6 and (new) Lines 1-7

Item		(old) Production Lines 1-6	(new) Production Lines 7-10	Difference
Quality	"A" Quality Level	92.29%	88.50%	(3.79%)
Production Value	Production in Tons	219,484.03	123,390.34	(96,093.68)
	Average Price per Ton/USD	470.40	436.44	(33.96)
	Less Sales Proceeds Generated	=123,390.34* (33.96)		($4,190,335.94)

Likewise, owing to overall start up inefficiencies a cost differential also existed between products produced on the two lines. Products produced on the new lines were $9.03 per ton more expensive to produce than products produced on the established lines. Since the new lines produced 123,390.34 tons, this resulted in a $1,114,215 cost differential. The chart below illustrates this.

 Production Cost Differences between Products Produced on (old) Lines 1-6 and (new) Lines 1-7

Item		Quantity Produced (old) Lines 1-6	Quantity Produced (new) Lines 7-10	Difference
Production in Tons		219,484.03	123,390.34	(96,093.68)
Total Amount	Cost	99,418,282.49	57,005,675.25	(337,760,669.22)
	Cost/Ton	452.96	461.99	9.03
Additional Cost to Produce		=123,390.34* 9.03		$1,114,214.77

To this we also must include additional costs for worker training, $188,355, and setting up new regional sales offices, $42,713.

The combination of the above mentioned four factors $4,190,336 + $1,114,215 + $188,355 + $42,713 results in $5,535,619 negative impact to Daqiuzhuang Metals income.

We have a 30% minority share holder in our company. After taking out minority shareholders interest, the net impact on our income was $3,874,933..

If the new production lines had produced at the same efficiency and yield, in terms of producing the same percentage of product of “A” quality and production efficiency, as the old lines, our earnings would have been $4,908,141, which was $3,874,933 higher than the $1,033,208, we reported.

By the end of the fourth quarter, we believe the new lines are operating at a level equal to the efficiencies of our established lines. This puts us in a very strong position to begin 2007.

Joint Venture

On September 28, 2005, We signed a joint venture agreement (the “Joint Venture Agreement”) with Baotou Iron and Steel Group (“Baotou Steel”), to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China (the “Joint Venture Company”). As of December 31, 2006, the Joint Venture Company has not been launched and is not operational yet.

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

The Joint Venture is contemplated to be implemented in three stages. The total investment in the Joint Venture Company may be up to US$ 30,000,000, with an anticipated registered capital of approximately US$ 24,000,000. The initial investment in the first stage is projected to be $5,000,000. Pursuant to the Joint Venture Agreement, Baotou Steel will contribute land, existing equipment and materials whereas General Steel Investment and Daqiuzhuang Metal will each contribute cash capital to the Joint Venture Company. The completion of this transaction is subject to the provision to both General Steel Investment and Daqiuzhuang Metal by Baotou Steel of relevant financial statements and an independent appraisal of the assets to be contributed to the Joint Venture Company, which have not been produced thus far. In addition, China’s State Assets Supervision and Administration Committee will need to assign an independent appraisal firm to perform an appraisal of the assets contributed by Baotou Steel. As of December 31, 2006, we are still waiting for the Chinese government to appoint an appraisal firm to complete the appraisal and the evaluation process of the joint venture project. As a result, as of December 31, 2006, we are not in a position to determine the amount of cash capital General Steel Investment and Daqiuzhuang Metal will be required to contribute to the Joint Venture Company. We are working to encourage relevant parties to provide the requisite documentation and initiate the needed procedures.

% Ownership
Baotou Iron and Steel (Group) Co.,Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd.	20%

Trends

Industry Consolidation:
In 2006, the domestic steel industry continued to remain fragmented and competitive. However, we began to see encouraging results of the central government’s plan to bring about consolidation in the industry.
-	Slowing annual growth rate: For the second consecutive year, the annual growth rate in crude steel production declined (see chart below):

2006 Growth in Crude	YoY Decrease	2005 Growth in Crude	YoY Decrease	2004 Growth in Crude
19.7%	5.1%	24.8%	7.5%	27.2%

-
Large SOE mergers: Laiwu Steel Corporation and Jinan Iron and Steel Group merged (the sixth and seventh largest domestic producers), and Anshan Iron and Steel Group merged with Benxi Iron and Steel Group (the second and fifth largest in the domestic market).

-
Closures: The central government announced targeted closure of blast furnaces of less than 200cbm and converters of 200 tonne or below - representing an elimination of 55 million tons of capacity by 2010.

-	Fixed asset investment down: Fixed asset investment in the steel and iron industry dropped 2.5% from 2006 to 2005 - the first time in 5 years.

Overall, we see the central government’s effort is beginning to gain traction to bring consolidation and reduce the number of producers in the market. We have foreseen this trend, have formed relationship with targeted steel companies and are now in a position to capitalize on this consolidation trend.

Western China Development:
In the central government’s 11th Five-year Economic Development Plan for 2006 - 2010, China’s western region is prioritized for targeted economic and infrastructure development.

Raw Material Costs:
We anticipate in 2007 that the cost of imported iron ore will continue to be a driver in the price of crude rolled steel. Crude steel is a primary input material used in making our product. China must import 60% of the iron ore it uses. Because the domestic industry is so fragmented, no cohesive bargaining leverage exists to negotiate better terms with the main foreign iron ore suppliers: Rio Tinto, CVRD, & BHP Billiton. In developed countries with a consolidated steel industry profile, the collective bargaining leverage of the dominant players results in lower prices.

Export Subsidies for Steel Products:
Complaints from other countries about China’s export subsidy program for selected steel products violating its World Trade Organization commitments appeared often, especially in the fourth quarter, in the international media throughout the year. Many countries have called for China to eliminate these subsidies. We do not export our product. We will not be directly affected in our ability to sell our product by any government decision whether to end or continue these export subsidies for steel products.

Operating Results

Summary:

Below is a summary of changes to our principal financial indicators for the year. An explanation of the reasons for the changes follows:

Net sales from operations increased from $89.7 million in 2005 to $139.5 million in 2006, a 55% increase.

Gross profit decreased from $8.6 million in 2005 to $4.2 million in 2006 million. In the same period gross profit margin decreased from 9.6% in 2005 to 3.0% in 2006, representing a 6% decrease.

Overall cost of sales increased to $135.3 million in 2006, from $81.2 million in 2005, a 67% increase.

Selling, general and administrative expenses were $2.4 million for 2006, compared to $2.8 million for the same period of 2005, a 12.9% decrease.

Interest expense was $2.07million for the fiscal year ended December 31, 2006, a 20% increase compared to $1.72 million in 2005.

Cash balance including restricted cash amounted to $11.1 million and $11.4 million as of December 31, 2006 and 2005.

Accounts receivable were $17.1 million as of December 31, 2006 compared to $993,417 at December 31, 2005.

Net sales and gross profit

Fiscal year ended December 31, 2006 compared to Fiscal year ended December 31, 2005

Net sales from operations increased from $89.7 million in 2005 to $139.5 million in 2006, a 55% increase. This increase is a result from a combination of factors, including:
•	increase in our production volume with our four new productions lines with a total capacity of 150,000 tons annually,
•	increase in the number of distributors from 19 to 35;
•	establishment of 3 new regional sales offices in Nanjing city in Jiangsu province, Shenyang city in Liaoning province and Shanghai municipality;
•	increase in demand for light agricultural vehicles brought about by the central government’s effort to raise rural income.

As part of the central government’s 11th Five-year plan for Economic Development 2006 - 2010, the government has initiated a number of programs to aid rural farmers and increase their incomes. These programs are varied and include, but are not limited to, such things as tax relief packages and consumer-durable subsidies. The central government targets rural incomes to rise between five and ten percent annually from 2006 through 2010. We know from our own understanding of the market, that rural transportation asset growth closely mirrors rural income growth. In other words, when rural income begins to rise, one of the first items purchased by a rural household is a small agricultural vehicle - the product for which our hot-rolled steel sheets are used to make. We believe the force of this macro-economic government policy to raise rural income levels will continue to be a positive driver in the demand for our product.

Shipments: Shipment volume increased from 203,422 tons in 2005 to 341,702 tons in 2006, a 68% increase. In addition to the reasons cited above, this rise is also attributable to the fact that we instituted in the second quarter a credit system for our best customers. This allowed them to more easily purchase large quantities of product at a single time. Have larger quantities of inventory on hand made it easier for them to sell larger quantities.

Gross profit decreased from $8.6 million in 2005 to $4.2 million in 2006 million. In the same period gross profit margin decreased from 9.6% in 2005 to 3.0% in 2006, representing a 6% decrease.

With the establishment of our four new production lines in April and their associated start up costs discussed above, our gross margins were under the greatest pressure in the 2nd and 3rd quarters. It was not until the fourth quarter when our promotional pricing period ended and an upswing in overall domestic pricing came about that we were able to see a margin recovery.

The inching downward of market steel prices for the first three quarters of the year put continuing pressure on our margins. We were able to offset much of the decline by obtaining greater efficiencies in our original production lines. However, the start-up costs of the new lines negatively impacted margins.

We must also point out that during April through December, the pilot phase of our new operating lines, we initiated a promotional pricing strategy whereby we offered our product to new customers at a price favorable to prevailing market rate. We did this to attract new distributors (we expanded from 19 to 35 distributors), to gain market share in new areas and to support new sales in our 3 newly established regional sales offices. Additionally, because of our dominant size in the market, the power of our pricing effect helped to put pressure on smaller and less efficient producers and drive them out of the market.

Although we were under strong margin pressure for most of the year, both from general market steel prices and our own new lines start-up costs, we managed to protect our net income from severe damage by pursuing five key actions,
a)	Production increase: By starting the operation of four new production lines, by sheer volume of a 68% increase in product produced, we were able to offset in large part the drop in price.
b)	Credit policy: In April we initiated a credit policy for our main customers which allow them to more easily buy larger quantities of our product at a time.
c)
Pre-payment of raw materials: Throughout the year we pursued a strategy to purchase our raw materials in bulk by pre-paying for them. We did this at the times of the year we believed the prices to be at their lowest. This allowed us to lock-in low and secure pricing for raw materials for a longer period of time than we could otherwise do by purchasing more frequently in small quantities. We were able to pursue this cost saving action because of long-standing and favorable relationships with our financing partners. We will continue to view this action as a viable option in 2007. Because of our size and long operating history, we do not believe that our competitors are in a position to also pursue this strategy.

d)
Improved finished product scrap usage: Throughout the year we collected the large remnants after the cutting process for standard sized sheets. We cut these remnants and sold them as smaller than standard size sheets. As the sale price for our product is higher than sale price of scrap, we were able to earn additional income.

e)
Improved production efficiency: In early 2006 we began purchasing our raw materials in the form of steel strip coils instead of 6-meter long slabs. This change improved our production efficiency in two ways: First, the amount of raw material scrap was reduced. We could cut strips from the coil to the exact size needed to feed through our hot rolling mill, thus only creating a small amount of scrap at the end of each coil. Previously, each 6-meter slab had to be cut, generating scrap from each slab. Secondly, steel strip in coil form is thinner than steel in slab form. By starting with a thinner piece of steel, we need only put it through the rollers four times to get the desired thickness, rather than five times when using crude steel in slab form. This change decreased our processing time by 20%.

Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

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

Cost of sales

Fiscal year ended December 31, 2006 compare to Fiscal year ended December 31, 2005

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall cost of sales increased to $135.3 million in 2006, from $81.2 million in 2005, a 67% increase. Cost of sales as a percentage of sales increased from 90.4% in 2005 to 97% in 2006, a 6.6% increase. Average cost per ton was $396 for 2006 compared to $399 in 2005. This cost of sales per ton decrease can be traced to the cost savings achieved through our bulk purchasing of raw materials and overall down turn in pricing in the domestic steel market.

 Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

Overall cost of sales slightly decreased to $81.2 million for the years ended December 31, 2005 from $81.6 million for 2004. Cost of sales as percentage of sales decreased from 92.9% to 90.4%. Average cost per ton was $399 and $427, respectively for the years ended December 31, 2005 and 2004. Even though the sales volume went up by 7% in 2005 compared to 2004, the decrease in cost of sales was due primarily to the cheaper raw material prices and increase in work efficiency for the years ended December 31, 2005 compared to 2004.

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2006 compare to Fiscal year ended December 31, 2005

Selling, general and administrative expenses were $2.4 million for 2006, compared to $2.8 million for the same period of 2005, a 12.9% decrease. A large component of the decrease was due to the reclassification of packaging expense back to cost of sales.

 Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $2.8 million for the year ended December 31, 2005. It represented a 20% increase from $2.3 million for the year ended December 31, 2004. A large component of the increase came from the legal and accounting expenses and investor and public relations charges for the public listed company.

Other income (expense)

Fiscal year ended December 31, 2006 compared to Fiscal year ended December 31, 2005

Interest expense was $2.07 million for the fiscal year ended December 31, 2006, a 20% increase compared to $1.72 million in 2005. This increase was because the outstanding bank loans increased to $30.3 million from $27.1 million as of December 31, 2006 and 2005, respectively. This increase in debt borrowing was mainly used for financing our bulk purchases of raw materials and our credit program to our main customers.

Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

Other income (expense) for the year ended December 31, 2005 consisted mainly of finance charges and interest income. Interest expense was $1.7 million for the year ended December 31, 2005 representing a $0.3 million year-over-year increase. Outstanding bank loans increased to $27.1 million from $25.7 million as of December 31, 2005 and 2004, respectively. This increase in debt borrowing is mainly driven by management’s decision to increase the working capital for the current operation.

Income taxes

Fiscal year ended December 31, 2006 compared to Fiscal year ended December 31, 2005

We did not carry on any business and did not maintain any branch office in the United States during the years ended December 31, 2006 and 2005. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on our undistributed earnings and/or losses has been made.

Pursuant to the relevant laws and regulations in the People’s Republic of China, Daqiuzhuang Metal, as a Sino-foreign joint venture in the People’s Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. We are approved for this tax benefit and are exempt from income tax for the years ended December 31, 2005 and 2006. We are entitled to a 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31 2004

We did not carry on any business and did not maintain a branch office in the United States during the years ended December 31, 2005 and 2004. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People’s Republic of China, Daqiuzhuang Metal, as a Sino-foreign joint venture in the People’s Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. We have been approved for this tax benefit and will be exempt from income tax for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

We have been accruing the income tax every quarter as required by the local tax administrative agencies. Having obtained the approval notice from local tax administrative agency by the end of March 2006, we have decided to reverse the accruals for 2005 income taxes and add them back to the net income.

Liquidity and capital resources

Due to the strong market demand for our products, we increased production capacity by adding four new production lines. We plan to maintain a higher-than-average debt to equity ratio to better position itself in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Due to the recent joint venture agreement with Baotou Iron and Steel (Group) Co., Ltd., we are reserving cash for the first 30% of its capital contribution, approximately $3.7 million, which needs to be paid when the business license for the joint venture is issued. Cash balance including restricted cash amounted to $11.1 million and $11.4 million as of December 31, 2006 and 2005.

Accounts Receivable

Accounts receivable were $17.1 million as of December 31, 2006 compared to $993,417 at December 31, 2005. This increase in accounts receivable is mainly due to a change in the company’s collection approach. Starting in the second quarter of 2006, we have gone with a different collection methodology. We implemented a credit sales program for our main customers with whom we have a long-standing business relationship. We now have four new production lines in operation. The management is now taking measures to secure the existing customer base and attract new customers. One of the approaches is to extend credit sales to our major customers and distributors as incentives for buying our products. Extending credit to our major customers and distributors is also in line with a growing industrial trend in this competitive market.

We recognize the revenue when we ship out products and passed the titles of the products to our customers and distributors.  We have increased production capacity since April this year. To enhance sales, we extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and we adjust the allowance amount if needed. We believe the accounts receivable are collectible. Never-the-less, to be conservative and prudent in our management practice, as of December 31, 2006, we have decided to reserve $137,132 for bad debts based on our reasonable estimate.

Operating activities

Fiscal year ended December 31, 2006 compared to Fiscal year ended December 31, 2005

Net cash used in operating activities for the fiscal year ended December 31, 2006 was $0.9 million compared to $10.0 million provided by operating activities in 2005. This change was mainly due to an increase in accounts receivable and offset by a decrease in advances on inventory purchases. Accounts receivable increased by $15.9 million compared to December 31, 2005. The increase is due to the credit sales we extended to our major customers and distributors as incentives starting from the second quarter of 2006. As the new production lines are now in full operation, approximately 13,000 tons of additional products are now being produced monthly.

Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

Net cash provided by operating activities for the years ended December 31, 2005 was $10.0 million compared with $6.9 million used in operating activities for 2004. Our net income before minority interest was $4.1 million for the year ended December 31, 2005, a $2.7 million or 198% increase compared with the previous year. More customer deposits, less inventory and less advances on inventory purchases became the major factors of this increase in cash generated by operating activities.

Investing activities

Fiscal year ended December 31, 2006 compared to Fiscal year ended December 31, 2005

 Net cash used in investing activities was $5.9 million for the fiscal year ended December 31, 2006 compared to $7.9 million used in investing activities in the previous year. The cash has been spent on the construction of the new plant.

Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

Net cash used in investing activities was $7.9 million for the year ended December 31, 2005 compared with $1.2 million used in investing activities for the year ended December 31, 2004. This change mainly resulted from the increase in notes receivable and equipment purchases. Our customers usually pay for our products with promissory notes issued by the banks that in turn can be used like cash by us to pay for our purchases. We were also building four more production lines next to the existing facility. This construction has been completed as of the statement date. We spent $4.2 million on construction in progress.

Financing activities

Fiscal year ended December 31, 2006 compared to Fiscal year ended December 31, 2005

Net cash provided by financing activities was $4.7 million for the year ended December 31, 2006 compared to $0.81 million provided by investing activities of the previous year. We signed a borrowing agreement with Shenzhen Development Bank to borrow $5,064,000 in the first quarter. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

Fiscal year ended December 31, 2005 compared to Fiscal year ended December 31, 2004

We issued 1,176,665 shares of redeemable stock in a private placement round on September 18, 2005. The stock was issued at $1.50 per share with put rights for us to purchase the shares back at $1.95, eighteen months after the closing date. Under this private offering, we raised total of $1,765,000 which will be used to pay for the special steel joint venture with Baotou Steel. This is the main reason attributable to the net cash provided by financing activities.

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

As for the remodeling of gas furnace and desulphurization of discharged gas, the local government has not posted any control measures currently and we have no plans to proceed with this remodeling until such time regulations are mandated. We believe that future costs relating to environmental compliance will not have a materially adverse effect on the Company’s financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in materially adverse costs.

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

Subsequent Events Concerning Our Put Option which Expired on March 1, 2007

Pursuant to a put right granted to the investors in our private placement in September 2005, the investors had the right to request us to repurchase part or all of the 1,176,665 shares of our common stock on March 1, 2007 (the “Repurchase Date”) at a per share price of $1.95 per share. If an investor elected to put the shares back to us on the Repurchase Date, the investor was required to notify us 60 days prior to the Repurchase Date. The aggregate number of shares held by investors elected not to put the shares back to us at a per share price of $1.95 is 176,665 shares.

On March 1, 2007, we received written notification from Matlin Patterson Global Opportunities Partners II L.P. and Matlin Patterson Global Opportunities Partners (Caymans) II L.P. asking us to extend the Repurchase Date until September 1, 2007, and to keep the redemption price unchanged at $1.95 per share. We agreed to this request and extended the Repurchase Date and kept the repurchase price as per their request. The aggregate number of shares held by Matlin Patterson Global Opportunities Partners II L.P. and Matlin Patterson Global Opportunities Partners (Caymans) II L.P. is 1,000,000 shares.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk and Related Risks

In the normal course of its business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed annual production capacity of 200,000 tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $200,000.

Interest Rate Risk

At December 31, 2006, Our outstanding debts are short-term and bear interest at fixed interest rates and accordingly are not sensitive to changes in interest rates. We do not use swaps or other interest rate protection agreements to hedge this risk.

Foreign Currency Exchange Rate Risk

Our operating unit, Daqiuzhuang Metal, is located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the 2006 average Renminbi exchange rate would result in a $227,218 charge to income.

ITEM 8. Financial Statements and Supplementary Data.

The consolidated financial statements of General Steel Holdings, Inc., including consolidated balance sheets as of December 31, 2006 and 2005, and consolidated statements of income and other comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the year ended December 31, 2006, 2005 and 2004 and notes to the consolidated financial statements, together with a report thereon of Moore Stephens Wurth Frazer and Torbet, LLP, dated March 10, 2007, are attached hereto as pages F-1 through F-24.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

Not applicable.

ITEM 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable

PART III

ITEM 10. Directors and Executive Officers and Corporate Governance.

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

The executive officers are all full time employees of General Steel Holdings, Inc.

The directors and executive officers of General Steel Holdings, Inc. are as follows:

Name	Age	Position	Date of Appointment
Yu, Zuo Sheng	41	Director /Chief Executive Officer, Chairman of the Board of Directors	10/14/04
Warner, Ross	42	Director	8/24/05
Wong, John	39	Independent Director	8/24/05
Tian, Lian Hui	65	Independent Director	12/20/05

Chen, John	34	Director / Chief Financial Officer	3/7/05
Wang, Guo Dong	65	Independent Director	3/7/05
Zhao, Sheng Guo	46	Independent Director	3/7/05
Han, Wen Chun	41	Plant Controller	10/14/04
Liu, Yu Wen	33	Manager of Sales and Purchase Department	10/14/04
Yu, Zuo Yan	39	Manager of Production Department	10/14/04
Su, Xiao Gang	41	Manager of the Human Resources Department	01/03/05

In 2006, Zhao Sheng Guo became an independent director and Ross Warner became a director.

Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. Each director’s term of office is one year.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such executive officers, directors and over 10% stockholders are also required by SEC rules to furnish us with copies of all such forms they file.

Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that, during the year ended December 31, 2006, all executive officers, directors and over 10% stockholders filed on a timely basis all reports required to be filed by them under Section 16(a) with respect to our common stock.

There were no material changes to the procedures in place for our shareholders to use to recommend nominees to our board of directors.

Audit Committee

Our Board has a separately-designated Audit Committee. Our Audit Committee consists of John Wong, Zhao, Sheng Guo and Tian, Lian Hui. Mr. John Wong is the chairman of the Audit Committee. In 2006, the audit committee met periodically and communicated frequently via email and telephone. The audit committee is scheduled to hold four meetings during fiscal year 2007 and will continue to communicate frequently via email and telephone

The primary responsibilities of the Audit Committee are to review the results of the annual audit and to discuss the financial statements, including the independent auditors' judgment about the quality of accounting principles, the reasonableness of significant judgments, the clarity of the disclosures in the financial statements. Additionally, the Audit Committee meets with our independent auditors to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q, recommends to the Board the independent auditors to be retained by us, oversees the independence of the independent auditors, evaluates the independent auditors' performance, receives and considers the independent auditors' comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs audit and non-audit services provided to us by our independent auditors, considers conflicts of interest involving executive officers or Board members. Our Board has determined that Mr. Wong is an "audit committee financial expert" as defined by the SEC, and that each member of the Audit Committee is independent.

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

Family relationships

Mr. Liu, Yu Wen is Mr. Yu, Zuo Sheng's brother in-law, Mr. Yu, Zuo Yan is Mr. Yu, Zuo Sheng's brother.

Biographical information

Mr. Yu, Zuo Sheng, President, Chief Executive Officer and Chairman, joined us in August 2000 and became a Director in August 2000. From April 1986 to February 1992, he was President of Daqiuzhuang Metal Sheet Factory, Tianjin, China. From February 1992 to December 1999, he was General Manager of Sheng Da Industrial Company, Tianjin, China. From November 1999 to March 2001, he was President and Chairman of the Board of Directors of Sheng Da Machinery Manufactory, Tianjin, China. Since February 2001, he is President and Chairman of Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Since March 2001, he is President and Chairman of Board of Directors of Baotou Sheng Da Steel Pipe Limited, Inner Mongolia, China and Chairman of Board of Directors of Sheng Da Steel and Iron Mill, Hebei province, China. Since April 2001, he is President and Chairman of Sheng Da Industrial Park Real Estate Development Limited.

Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received Bachelor degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received a MBA degree from the Graduate School of Tianjin Party University. In April 2003, Mr. Yu, Zuo Sheng held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.

Mr. John Chen, Director and Chief Financial Officer. Mr. John Chen joined us in May 2004. He is the Chief Financial Officer and a Director. From August 1997 to July 2003 , he was senior accountant at Moore Stephens Wurth Frazer and Torbet, LLP, Los Angeles, California, USA. He graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received his B.S. degree in accounting from California State Polytechnic University, Pomona, California, USA in July 1997. He received his California certified public accountant license in August 2002.

Mr. Wang, Guo Dong, Director. Mr. Wang joined us in May 2003. From January 1982 to May 2003, he was professor at Northeast University, Shenyang city, Liaoning province, China. From October 1968 to October 1978, he was the engineer of Anshan Iron and Steel Company, in Anshan city, Liaoning province, China. He received a Master’s Degree in Engineering from Beijing Iron and Steel Research Institute, Beijing, China, in September 1982. He also received a Bachelor’s Degree in Engineering from Northeast University, Shenyang city, Liaoning province, China in September 1966.

Mr. Zhao, Sheng Guo, Director. Mr. Zhao joined us in March 2003. He is a Director. From June 1995 to June 2003, he was the Chief Technical Officier of Beijing Capital Steel Plate Mill. From March 1988 to June 1995, he was chief engineer of Beijing Capital Steel Plate Mill. From March 1983 to March 1988, he was engineer of Beijing Special Steel Metal Sheet Mill. He received MBA Degree from Northeast University, Shenyang city, Liaoning province, China, in August 2001. He graduated from Beijing Steel Institute in Beijing, China in 1982. He became an independent director for us in 2006.

Mr. Han, Wen Chun, Plant Controller. Mr. Han joined us in October 2000. He is the plant controller. From June 1989 to October 2000, he was the manager of Accounting Department of Sheng Da Industrial Company.

Mr. Liu, Yu Wen, Manager of Sales and Purchase Department. Mr. Liu joined us in August 2000. He is the head of the Sales and Purchasing Department. From October 1991 to August 2000, he was office manager of Daqiuzhuang Metal Sheet Company, Daqiuzhuang, Tianjin, China. In July 1991, he graduated from Jinghai Adult High School, Tianjin, China. He is brother in-law of Mr. Yu, Zuo Sheng.

Mr. Yu, Zuo Yan, Manager of Production Department. Mr. Yu joined us in May, 2000. He is the manager of the Production Department. From July 1989 to May 2000, he was manager of the steel pipe workshop of Daqiuzhuang Steel Pipe Company. From August 1986 to May 1989, he was the technician of Daqiuzhuang Steel Pipe Company. He graduated from Tianjin Polytechnic Institute in August 1986. He is brother of Mr. Yu, Zuo Sheng.

Mr. John Wong, Director. Mr. Wong was elected as the independent director in August 2005. From June 2003 to present, he is the managing partner of Vantage & Associates. From January 2000 to March 2003, he was the director at Deloitte Touche Corporate Finance, Shanghai. From July 1998 to December 1999, he was director of Amrex Capitals. From July 1996 to June 1998, he worked as senior audit manager at Ernest & Young, Hong Kong. Mr. Wong graduated from Melbourne University in 1989. He obtained Independent Directorship Certificate in 2002.

Mr. Ross Warner, Director. Mr. Warner was elected as the independent director in August 2005 and became a director in 2006. From July 2003 to 2006, he was the Chief of Operations at OCDF. From July 2002 to June 2003, he was the country manager for English First in charge of China and Vietnam. From April 2001 to July 2002, he was the non-technical training manager at TTI-China. From July 1998 to December 2000, he worked as the consultant at Info Technology Group, Inc.-Beijing Office. Mr. Ross Warner obtained the master degree from Thunderbird graduate school.

Mr. Tian, Lian Hui, Director. Mr. Tian was elected as the independent director in December 2005. He has held the position of Chairman of COCIM since 1995. COCIM is a software company which designs and implements Office Automation Software, such as ERP system for businesses. He has been the head of the Research Institute of Ministry of Electronic Industry. Mr. Tian has also led several national projects including the design of computer information system for Baoshan Steel. Mr. Tian, 64, graduated from Northeast University with a Masters Degree in Automation Control.

Mr. Su, Xiao Gang, Manager of the Human Resources Department. Mr. Su joined us in March 2005. He is the manager of the Human Resources Department. From July 2002 to March 2005, he was the deputy general manager of Beijing Wendlar Group. From July 1998 to June 2002, he was the general manager of Tianjin Shengda Packaging Co., Ltd. He graduated from Tianjin Institute of Economic Management in 1996.

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

Code of Ethics and Business Conduct

Our Code of Ethics and Business Conduct is available on our website at the following address: http://www.gshi-steel.com/gshi-steel/codeofethics.pdf. Our Code of Ethics and Business Conduct provides information:

•	To guide employees so that their business conduct is consistent with our ethical standards;
•	To improve the understanding of our ethical standards among customers, suppliers and others outside the Company.

Our Code of Ethics and Business Conduct may also be obtained free of charge by contacting Ross Warner at ross@gshi-steel.com or by phone: 86-10-5879-7346

ITEM 11. Executive Compensation.

Compensation Discussion and Analysis

General Philosophy
Our compensation philosophy is simple. At this point in our growth, we compensate our senior management, which is our CEO and CFO, and all mangers through salary only. We do not now provide a bonus program, equity compensation program, severance benefit program, retirement plan or change in control benefits program. Additionally, we do not have a compensation committee. Our compensation philosophy will likely change when we achieve Phase II of our strategic growth goals.

Current Status
No person in our company earns more than $100,000. Our CEO earns 600,000 RMB (approximately $75,342) and our CFO earns 180,000 RMB (approximately $22,603). We understand these amounts may be generally less than those paid to senior managers by other Chinese companies listed on US stock exchanges. In determining ranges for these salaries, we followed the principal that we are a developing company pursuing a goal to rapidly become a significantly larger company. As such, at this stage of development, we believe it is in our stockholders best interest to reinvest as much profit as possible back into the company. In this way we can reach our growth goal as quickly as possible.

The salary amounts for our CEO and the CFO are determined through individual negotiations: the CFO with the CEO, and the CEO with the Board of Directors. We have not used any industry benchmarking studies to determine these amounts. Their salaries are paid in full, in RMB, in monthly installments and receive the standard salary tax recording treatment. We believe the amounts of these salaries reward, to the best of our ability, our CEO and CFO for their yearly total contributions to the company.

The CEO reviews yearly the work performance of the CFO and lower level managers. In general, the CEO uses subjective criteria to evaluate the work performance. Our CEO has final decision authority on all salary amounts and adjustments, except his own, which the Board of Directors must approve.

The CFO’s salary increased 33% from 2005 to 2006. This increase is attributable to the following:
a)	A low starting salary the first year that was agreed to as trial period,
b)	A cost of living allowance increase reflecting the extremely fast increase in housing costs in Beijing where our CFO lives.

Desiring to reinvest as much profit as possible back into the company, our CEO has not taken a pay increase since 2003.

John Wong is an independent director on our board of directors and also serves as the chairman of the remuneration committee for a Singapore stock exchange listed company, CDW Holdings, Ltd. No other member of our board of directors serves on the compensation committee or similar body of a listed company.

The competition for senior management among Chinese companies listed on a US stock exchange is fierce. We compete against companies that are much larger and have greater financial resources with which to attract and retain managers. We do not try to compete for senior management with other companies on the basis compensation. Instead, we seek to attract and retain qualified candidates who embrace our vision, see the long-term potential for the company and are motivated by being pioneers in the field of State Owned Enterprise (SOE) privatization.

We spend a great deal of effort and time communicating our vision to anyone considering working for us. It is vitally important that everyone working for us be committed to our vision and understands our philosophy to grow the company. Our CEO plays an integral role in instilling this vision on an on-going basis with all our staff. Our work culture is very much like that of an entrepreneurial company characterized by high trust, high loyalty and a high personal sacrifice to current financial reward ratio.

We have been successful in recruiting and retaining senior management using our compensation philosophy. Since 2004 when the company became listed on the Nasdaq OTCBB, we have not had any staff resignations among our senior management team. We view this as a validation that we have followed the correct compensation philosophy for this stage in our company’s development.

Executive Compensation

The following table sets forth certain information concerning the compensation paid to our chief executive officer and our other most highly compensated executive officers:

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock award(s) ($) (e)	Options/ SARs (#) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)
Yu, Zuo Sheng Chief Executive Officer	2006	RMB 600,000 (approximately USD 75,342)	N/A	N/A	N/A	N/A	N/A	N/A

	2005	RMB 600,000 (approximately USD 73,320)	N/A	N/A	N/A	N/A	N/A	N/A

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock award(s) ($) (e)	Options/ SARs (#) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)
	2004	RMB 600,000 (approximately USD 72,600)	N/A	N/A	N/A	N/A	N/A	N/A

	2003	RMB 600,000 (approximately USD 72,600)	N/A	N/A	N/A	N/A	N/A	N/A

John Chen Chief Financial Officer	2006	RMB 180,000 (approximately USD22,603)	N/A	N/A	N/A	N/A	N/A	N/A

	2005	RMB 120,000 (approximately USD 14,664)	N/A	N/A	N/A	N/A	N/A	N/A

	2004	RMB 70,000 (approximately USD 8,470)	N/A	N/A	N/A	N/A	N/A	N/A

	2003	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Han, Wen Chun Plant Controller	2006	RMB 96,000 (approximately USD 12,055)	N/A	N/A	N/A	N/A	N/A	N/A

	2005	RMB 96,000 (approximately USD 11,731)	N/A	N/A	N/A	N/A	N/A	N/A

	2004	RMB 45,600 (approximately USD 5,518)	N/A	N/A	N/A	N/A	N/A	N/A

	2003	RMB 45,600 (approximately USD 5,518)	N/A	N/A	N/A	N/A	N/A	N/A

Su, Xiao Gang Manager of Human Resources	2006	RMB 96,000 (approximately USD 12,055)	N/A	N/A	N/A	N/A	N/A	N/A

	2005	RMB 96,000 (approximately USD 11,731)	N/A	N/A	N/A	N/A	N/A	N/A

	2004	RMB 45,600 (approximately USD 5,518)	N/A	N/A	N/A	N/A	N/A	N/A

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock award(s) ($) (e)	Options/ SARs (#) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)
	2003	RMB 45,600 (approximately USD 5,518)	N/A	N/A	N/A	N/A	N/A	N/A

Liu, Yu Wen Manager of Sales Department	2006	RMB 96,000 (approximately USD 12,055)	N/A	N/A	N/A	N/A	N/A	N/A

	2005	RMB 96,000 (approximately USD 11,731)	N/A	N/A	N/A	N/A	N/A	N/A

	2004	RMB 45,600 (approximately USD 5,518)	N/A	N/A	N/A	N/A	N/A	N/A

	2003	RMB 45,600 (approximately USD 5,518)	N/A	N/A	N/A	N/A	N/A	N/A

The board of directors has reviewed the Compensation Discussion and Analysis and based this review recommends that it be included in the 2006 10K.

Respectfully submitted
YU, Zuo Sheng, Chairman of the Board
John Chen
WANG, Guo Dong
ZHAO, Sheng Guo
John Wong
Ross Warner
TIAN, Lian Hui

None of our directors has received any compensation for their services rendered as directors to our company during fiscal year 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 30, 2007, by:

•	Each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

•	Each of our directors;

•	Each of our Chairman and Chief Executive Officer and our other four most highly compensated executive officers; and

•	All of our executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 32,444,665 shares outstanding as of March 30, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

We know of no arrangements that may result in a change of control of our company.

Name and address	Principal Position Held	Shares Owned(1)	Percentage
Matlin Patterson Global Opportunities Partners II L.P.(2) 520 Madison Avenue, New York, NY 10022-4213	Not applicable	2,209,083	6.81%

Yu, Zuo Sheng C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	President and Chief Executive Officer and Chairman	23,929,500	73.7%

Chen, John C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director and Chief Financial Officer	150,000	*

Zhao, Sheng Guo C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	50,000	*

Warner, Ross C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	10,000	*

Wong, John C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	10,000	*

Tian, Lian Hui C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	0	*

Wang, Guo Dong C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	0	*

Han, Wen Chun C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Plant Controller	150,000	*

Su, Xiao Gang C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Manager of Human Resources	80,000	*

Liu, Yu Wen C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Manager of Sales Department	100,000	*

Directors & Executive Officers as Group		26,668,583	82.2%

(1)   Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act securities and includes securities that are convertible into common stock at the owner’s option within 60 days.

(2) The information is based solely on a Schedule 13G filed with the Securities and Exchange Commission by the beneficial owner on September 30, 2005.

* indicates percentages that are below 1%.

ITEM 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions.

We have a cash advance to Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in Hong Kong and our CEO and Chairman, Yu Zuo Sheng, is the majority shareholder. The amount was advanced to Golden Glister Holdings for business operations. Golden Glister Holdings Limited has agreed to pay back the amount on a short-term basis. We had a receivable from Golden Glister Holdings Limited for $850,400 at December 31, 2006 and a payable to Golden Glister Holdings Limited for $980,000 at December 31, 2005. These receivable and payable are short term and non-interest bearing. We have received payment from Golden Glister for the receivable amount in January 2007.

Starting from January 1, 2006, we subleased a portion of our land use rights to Tianjin Jing Qiu Steel Company, a related party under common control. The total rent income of 2006 was $1,439,121.

We have four directors that are independent under the independence standards of S-K Item 407(a)(1). They are: John Wong, Wang Guo Dong, Tian Lian Hui and Zhao Sheng Guo.

ITEM 14. Principal Accounting Fees and Services.

The Board has reappointed Moore Stephens Wurth Frazer and Torbet, LLP as the Company's independent auditors for the year ended December 31, 2007.

Public Accountants' Fees

	2006	2005
Audit fees	$180,000	$180,000
Audit related fees	$-	$-
Tax fees	$7,000	$7,000
All other fees	$-	$-

Audit fees were for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during 2006 and 2005 years for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports form 10-Q and services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in the connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

EXHIBIT NO.	DESCRIPTION

1.1
Baotou Steel - GSHI Special Steel Joint Venture Agreement dated as of September 28, 2005 by and between Baotou Iron & Steel (Group) Co., Ltd., General Steel Investment Co., Ltd. and Daqiuzhuang Metal Sheet Co., Ltd. (Incorporated by reference to the current report on Form 8-K, filed with the Commission on October 31, 2005)

2.1
Agreement and Plan of Merger dated as of October 14, 2004 by and among American Construction Company, General Steel Investment Co., Ltd. and Northwest Steel Company, a Nevada corporation (Incorporated by reference to the current report on Form 8-K/A, filed with the Commission on October 19, 2004)

3.1	Articles of Incorporation of General Steel Holdings, Inc. (Incorporated by reference to the registration statement on Form SB-2, filed with the Commission on June 6, 2003)

4.1	Subscription Agreement (Incorporated by reference to the registration statement on Form SB-2/A, filed with the Commission on September 12, 2003)

10.1	Form of Subscription Agreement (Incorporated by reference to the registration statement on Form S-1, filed with the Commission on June 23, 2006)

10.2	Form of Registration Rights Agreement (Incorporated by reference to the registration statement on Form S-1, filed with the Commission on June 23, 2006)

10.3	Form of Warrant (Incorporated by reference to the registration statement on Form S-1, filed with the Commission on June 23, 2006)

10.4	Form of Lock Box Agreement (Incorporated by reference to the registration statement on Form S-1, filed with the Commission on June 23, 2006)

10.5
English translation of the loan between Tianjin Daqiuzhuang Metal Sheet Co., Ltd. to and Yang Pu Automotive Investment Limited (Incorporated by reference to the registration statement on Form S-1, filed with the Commission on June 23, 2006)

10.6
Loan Documentation by and between Tianjin Daqiuzhuang Metal Sheet Co., Ltd. and the Agricultural Bank of China (Incorporated by reference to the registration statement on Form S-1, filed with the Commission on June 23, 2006)

21.1	List of Subsidiaries of the Registrant.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

* filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each year in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 10, 2007

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

ASSETS
	2006	2005
		Restated
CURRENT ASSETS:
Cash	$6,831,549	$8,648,373
Restricted cash	4,231,523	2,735,583
Accounts receivable, net of allowance for doubtful accounts of $137,132
and $1,371 as of December 31, 2006 and December 31, 2005, respectively	17,095,718	993,417
Notes receivable	537,946	4,960
Note receivable - related party	-	2,976,000
Other receivables	268,784	109,769
Other receivables - related parties	850,400	-
Inventories	12,489,290	10,730,941
Advances on inventory purchases	2,318,344	10,716,293
Short-term investment	-	37,200
Prepaid expenses - current	66,837	64,647
Total current assets	44,690,391	37,017,183

PLANT AND EQUIPMENT, net	26,606,594	18,213,872

OTHER ASSETS:
Advances on equipment purchases	-	1,053,169
Prepaid expenses - non current	720,183	669,460
Intangible assets - land use right, net of accumulated amortization	1,804,440	2,039,532
Total other assets	2,524,623	3,762,161
Total assets	$73,821,608	$58,993,216

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,001,775	$823,760
Short term loans - bank	30,284,686	27,118,800
Short term notes payable	8,153,520	5,406,400
Other payables	355,142	69,667
Other payable - related party	-	980,000
Accrued liabilities	1,064,012	916,957
Customer deposits	1,093,602	1,276,536
Deposits due to sales representatives	2,051,200	1,261,080
Taxes payable	5,391,602	1,682,330
Total current liabilities	51,395,539	39,535,530

SHARES SUBJECT TO MANDATORY REDEMPTION	2,179,779	1,720,875
Total liabilities	53,575,318	41,256,405

MINORITY INTEREST	6,185,797	5,387,026

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value, 75,000,000 shares authorized,
32,426,665 shares issued and outstanding (including 1,176,665 redeemable shares)	31,250	31,250
Paid-in-capital	6,871,358	6,871,358
Retained earnings	4,974,187	4,207,236
Statutory reserves	1,107,010	840,753
Accumulated other comprehensive income	1,076,688	399,188
Total shareholders' equity	14,060,493	12,349,785
Total liabilities and shareholders' equity	$73,821,608	$58,993,216

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		Restated

REVENUES	$139,494,624	$89,739,899	$87,831,919

COST OF SALES	135,324,190	81,165,850	81,613,187

GROSS PROFIT	4,170,434	8,574,049	6,218,732

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,421,285	2,781,070	2,316,699

INCOME FROM OPERATIONS	1,749,149	5,792,979	3,902,033

OTHER INCOME (EXPENSE), NET	82,830	(1,680,842)	(1,616,377)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,831,979	4,112,137	2,285,656
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	-	-	906,277

NET INCOME BEFORE MINORITY INTEREST	1,831,979	4,112,137	1,379,379

LESS MINORITY INTEREST	798,771	1,371,918	464,381

NET INCOME	1,033,208	2,740,219	914,998

FOREIGN CURRENCY TRANSLATION GAIN	677,500	399,188	-

COMPREHENSIVE INCOME	$1,710,708	$3,139,407	$914,998

WEIGHTED AVERAGE NUMBER OF SHARES	31,250,000	31,250,000	30,259,644

EARNING PER SHARE, BASIC AND DILUTED	$0.03	$0.09	$0.03

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Common Stock			Retained Earnings			Accumulated other
	Number	Par	Paid-in	Statutory		Subscriptions	comprehensive
	of shares	Value	capital	reserves	Unrestricted	receivable	income	Totals

BALANCE, January 1, 2004	30,000,000	$30,000	$6,872,433	$-	$1,392,772	$(10,000)	$-	$8,285,205

Net income					914,998			914,998
Adjustment to statutory reserve				154,794	(154,794)			-
Cash for subscriptions receivable						10,000		10,000
Stock issued for services	35,000	35	140					175
Reverse acquisition	1,215,000	1,215	(1,215)					-
BALANCE, December 31, 2004 (restated)	31,250,000	$31,250	$6,871,358	$154,794	$2,152,976	$-	$-	$9,210,378

Net income					2,740,219			2,740,219
Adjustment to statutory reserve				685,959	(685,959)			-
Foreign currency translation gain							399,188	399,188
BALANCE, December 31, 2005 (restated)	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$-	$399,188	$12,349,785

Net income					1,033,208			1,033,208
Adjustment to statutory reserve				266,257	(266,257)			-
Foreign currency translation gain							677,500	677,500
BALANCE, December 31, 2006	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$-	$1,076,688	$14,060,493

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,033,208	$2,740,219	$914,998
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	798,771	1,371,918	464,380
Depreciation	1,619,267	1,053,976	968,332
Amortization	297,933	289,938	287,090
Loss on disposal of equipment	28,137	25,992	22,947
Stock issued for services	-	-	175
Interest expense accrued on mandatory redeemable stock	458,904	114,724	-
Allowance for bad debt	132,895	-	328
(Increase) decrease in assets:
Accounts receivable	(15,871,902)	(451,095)	(68,085)
Notes receivable	(521,888)	373,785	813,899
Other receivables	(152,111)	108,860	113,366
Other receivables - related parties	(850,400)	-	459,800
Inventories	(1,366,266)	2,378,597	(8,024,646)
Advances on inventory purchases - related parties	-	-	1,021,824
Advances on inventory purchases	8,581,191	3,042,837	(5,638,504)
Prepaid expense - current	-	(63,709)	-
Prepaid expense - non current	44,559	(659,742)	-
Increase (decrease) in liabilities:
Accounts payable	2,106,005	523,624	(1,085,136)
Other payables	135,275	(364,090)	191,802
Other payable - related party	(980,000)	(10,000)	1,011,012
Accrued liabilities	259,000	506,214	332,876
Customer deposits	(221,532)	(771,235)	1,095,153
Taxes payable	3,577,364	(240,347)	223,773
Net cash (used in) provided by operating activities	(891,590)	9,970,466	(6,894,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restriced cash	(1,374,495)	861,897	(1,501,110)
Notes receivable - related party	3,013,680	(2,932,800)	-
Proceeds from short term investment	37,671	-	(24,200)
Deposits due to sales representatives	732,073	(1,222)	369,050
Advance on equipment purchases	1,066,504	(1,037,881)	-
Additions to prepaid land use rights	(72,031)	-	-
Additions to equipment	(2,401,860)	(627,941)	(253,426)
Additions to construction in progress	(6,865,560)	(4,169,895)	-
Cash proceeds from sale of equipment	-	8,552	226,158
Net cash used in investing activities	(5,864,018)	(7,899,290)	(1,183,528)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans - bank	29,663,401	31,967,520	28,072,000
Payments on short term loans - bank	(27,462,159)	(31,246,540)	(16,129,300)
Borrowings on short term notes payable	7,986,252	11,266,840	25,071,200
Payments on short term notes payable	(5,474,852)	(12,782,120)	(25,004,650)
Cash received on stock issuance	-	-	10,000
Cash received on issuance of mandatory redeemable stock	-	1,606,151	-
Net cash provided by financing activities	4,712,642	811,851	12,019,250

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	226,142	217,536	-

(DECREASE) INCREASE IN CASH	(1,816,824)	3,100,563	3,941,106
CASH, beginning of year	8,648,373	5,547,810	1,606,704
CASH, end of year	$6,831,549	$8,648,373	$5,547,810

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1 - Background

The Company was established on August 5, 2002, and, through its subsidiary in China, engages in the manufacturing of hot rolled carbon and silicon steel sheets which are mainly used on tractors, agricultural vehicles and in other specialty markets. The Company sells its products through both retailers and wholesalers.

On October 14, 2004, American Construction Company, General Steel Investment Co., Ltd. (General Steel) and Northwest Steel Company, a Nevada corporation, entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which American Construction Company acquired General Steel, and it’s 70% ownership in its subsidiary Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal) in exchange for shares of the Company’s common stock, of which 22,040,000 shares was a new issuance by the Company, and 7,960,000 shares are from certain shareholders of the Company, which in aggregate, constituted 96% of the total issued and outstanding shares of the Company.

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

Note 2 - Restatement of financial statements

The Company restated its consolidated financial statements for 2005 and 2004 for corrections in accounting which included:

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.
Restating the carrying amount of redeemable stock issued in 2005 and amortizing the difference between redemption amount and fair value as interest expense over the 18 months period from issuance date using an implied interest rate in accordance with SFAS 150. The amount originally recorded as liability was discounted at an average market rate with the difference between the discounted amount and the cash received being treated as reduction in paid-in-capital and the difference between discounted amount and redemption value to be amortized over the 18 months from issuance. In addition, certain disclosures in notes 3 and 18 to the consolidated financial statements were restated to reflect the correction. The effects of this restatement are as follows:

Consolidated balance sheets
	December 31,		December 31,
	2005		2005
	Previously
	Reported	Adjustments	Restated
Shares subject to mandatory redemption	$2,115,906	$(395,031)	$1,720,875
Paid-in capital	$6,395,617	$475,741	$6,871,358
Retained Earnings	$4,287,946	$(80,710)	$4,207,236

Consolidated statements of income and other comprehensive income

Other (expenses) income, net	$(1,600,132)	$(80,710)	$(1,680,842)
Net income	$2,820,929	$(80,710)	$2,740,219
Comprehensive income	$3,220,117	$(80,710)	$3,139,407

Consolidated statements of cash flows

Interest expense accrued on
mandatory redeemable stock	$34,014	$80,710	$114,724

2.	Reclassifying Advances on equipment purchases to Other Assets - non-current from current assets on the 2005 balance sheet

3.	Reclassifying certain amounts on the statements of cash flows for 2005 and 2004 as follows:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $677,500, $399,188 and $0 as of December 31, 2006, 2005 and 2004, respectively. The balance sheet amounts with the exception of equity at December 31, 2006 and 2005 were translated at 7.80 RMB to $1.00 USD and 8.06 RMB, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2006, 2005 and 2004 were 7.96 RMB, 8.18 RMB and 8.26 RMB, respectively.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1,619,267, $1,053,976 and $968,332, respectively.

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

Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at December 31:

	2006	2005
		Restated
Buildings and improvements	$9,338,865	$5,391,378
Transportation equipment	1,019,698	485,699
Machinery	22,675,357	12,752,995
Construction in progress	-	4,231,318
Totals	33,033,920	22,861,390
Less accumulated depreciation	6,427,326	4,647,518
Totals	$26,606,594	$18,213,872

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at December 31, 2006 and 2005, amounted to $11,058,636 and $11,446,120, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted Cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $4,231,523 and $2,735,583 as of December 31, 2006 and 2005, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Inventories consisted of the followings at December 31,

	2006	2005
		Restated
Supplies	$1,061,773	$1,524,332
Raw materials	2,827,127	1,195,022
Finished goods	8,600,390	8,011,587
Totals	$12,489,290	$10,730,941

Inventories consist of supplies, raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. No work in process inventory existed at December 31, 2006 and 2005, as all inventory in process was completed and transferred to finished goods prior to the physical inventory count. The Company reviews its inventory annually for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2006 and 2005, the Company has determined that no reserves are necessary.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

As of December 31, 2006 and 2005, accumulated amortization amounted to $1,237,293 and $902,550, respectively. The costs of these rights are being amortized over ten years using the straight-line method. Total amortization expense for the years ended December 31, 2006, 2005 and 2004, amounted to $297,933, $289,938 and $287,090, respectively.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company issued new redeemable stock in September, 2005. The amount is presented as a liability on balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date, see note 20.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2006 and 2005.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The provision for income taxes for the period ended December 31 consisted of the following:

	2006	2005	2004
		Restated
Provision for China Income Tax	$-	$-	$823,888
Provision for China Local Tax	-	-	82,389
Total provision for income taxes	$-	$-	$906,277

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2006	2005	2004
		Restated
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	-	-	33.0
Total provision for income taxes	-%	-%	33.0%

The estimated tax savings for the years ended December 31, 2006 and 2005 amounted to $604,553 and $1,056,377, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.033 to $0.027 and $0.09 to 0.06 for the years ended December 31, 2006 and 2005, respectively.

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

Taxes payable consisted of the following:

	2006	2005
		Restated
VAT taxes payable	$5,317,466	$1,290,982
Income taxes payable	-	385,510
Misc taxes	74,136	5,838
Total	$5,391,602	$1,682,330

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

See report of independent registered public accounting firm.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on net income or cash flows.

Note 5 - Earnings Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The weighted average number of shares used to calculate EPS for the years ended December 31, 2006 (31,250,000), 2005 (31,250,000) and 2004 (30,259,644) reflect only the shares outstanding for those periods.
Note 6 - Supplemental disclosure of cash flow information

Interest paid amounted to $2,065,237, $1,785,558 and $1,463,385 for the years ended December 31, 2006, 2005 and 2004, respectively.

Income tax payments amounted to $0, $490,431 and $489,800 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 7 - Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Account receivables include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. The allowance for doubtful accounts as of December 31, 2006 and December 31, 2005 amounted to $137,132 and $1,371, respectively.

Schedule of valuation and qualifying accounts:

Allowance for doubtful account	Balance at beginning of year	Additions	Deductions	Balance at end of year
Year end December 31,2006	$1,371	$135,761	$-	$137,132
Year end December 31,2005	$1,371	$-	$-	$1,371
Year end December 31,2004	$1,043	$328	$-	$1,371

Note 8 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company had $537,946 and $4,960 outstanding as of December 31, 2006 and 2005, respectively.

Note 9 - Prepaid Expenses

Prepaid expenses at December 31, 2006 and 2005 consisted of the followings:

	2006		2005
			Restated
	Current	Long-term	Current	Long-term
Rent	$46,152	$225,523	$44,640	$262,136
Land Use Right	20,685	494,660	20,007	407,324
Total	$66,837	$720,183	$64,647	$669,460

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company rented a dormitory for its employees during 2006. The rent is for ten years starting on January 1, 2006 at $11,301 per quarter or $45,205 per year. The Company's prepayment at December 31, 2006 amounted to $271,675.

The Company also entered into another rental agreement on July 21, 2005 to rent the land use right for its manufacture expansion. The total amount of the rental is RMB 8,067,400 for a period of 50 years starting on September 1, 2005. The Company’s prepayment at December 31, 2006 and 2005 amounted to $515,345 and $427,331, respectively.

Note 10 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $2,318,344 and $10,716,293 as of December 31, 2006 and 2005, respectively.

Note 11 - Related party transactions

The Company has a cash advance to Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was advanced to Golden Glister Holdings Limited for business operations. Golden Glister Holdings Limited has agreed to pay back the amount on a short term basis. The Company had a receivable from Golden Glister for $850,400 at December 31, 2006 and a payable to Golden Glister for $980,000 at December 31, 2005. The receivable and payable are short term and non interest bearing. The Company has received payment from Golden Glister for the receivable amount in January 2007.

Starting from January 1, 2006, the Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Company, a related party under common control. The total rent income for 2006 was $1,439,121.

The Company’s short term loan of $5,128,000 from Shenzhen Development Bank is personally guaranteed by Yu Zuo Sheng, CEO and majority holder of the Company.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 12 - Short term loans - bank

Short term loans - bank represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $30,284,686 and $27,118,800 short term bank loans with various banks as of December 31, 2006 and 2005, respectively and consisted of the following:

	2006	2005
		Restated
Loan from China Bank, JingHai Branch, due
October 2007. Monthly interest only payment at
6.732% per annum, secured by equipment
and property	$1,153,800	$1,116,000
Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from March to October 2007.
Monthly interest only payments ranging from
from 6.696% to 7.344% per annum, guaranteed by an
unrelated third party and secured by property and
equipment	9,625,256	10,068,800
Loan from Construction Bank of China, JinHai Branch, due
August 20, 2007. Monthly interest only payment at
8.323% per annum, secured by properties.	1,557,630	1,004,400
Loans from ShangHai PuFa Bank, due various dates from
March to November 2007. Monthly interest only
payments ranging from 6.138% to 6.732% per annum,
guaranteed by an unrelated third party	5,128,000	6,200,000
Loans from China Merchants Bank, due various dates from
June 2007 to September 2007. Quarterly interest only
payments , annual interest rate of 6.1425%,
guaranteed by an unrelated third parties.	7,692,000	8,060,000
Loan from Construction Bank of China, due August 14, 2007.
Monthly interest only payment at 8.323% per annum,
guaranteed by an unrelated third party	-	669,600
Loan from ShenZhen Development Bank, due various
dates from February to March 2007.Monthly interest only
payment at 5.856% to 5.859% per annum, secured by
inventory and guranteed by CEO of the Company	5,128,000	-
Totals	$30,284,686	$27,118,800

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company has the following short term notes payable outstanding as of December 31:

	2006	2005
		Restated
China Bank, Jing Hai Branch, various amounts, due
March 2007, restricted cash required of 50% of loan
amount, guaranteed by the Company	$1,487,120	$1,438,400
Agricultural Bank of China, various amounts, due dates
ranging between March and April 2007,
restricted cash required of 50% to 60% of loan amount,
guaranteed by the Company and an unrelated
third party	1,538,400	1,488,000
ShangHai PuFa Bank, due various dates from April to May 2007, restricted cash required of 50% of loan balance,
guaranteed by an unrelated third party
Totals	5,128,000	2,480,000
	$8,153,520	$5,406,400

Total interest expense for the years ended December 31, 2006, 2005 and 2004 on all debt amounted to $2,065,237, $1,719,351 and $1,463,385, respectively. Capitalized interest amounted to $186,432 and $57,844 for the years ended December 31,2006 and 2005, respectively.

Note 14 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2006 and 2005, customer deposits amounted to $1,093,602 and $1,276,536, respectively.

Note 15 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $2,051,200 and $1,261,080 in deposits due to sales representatives outstanding as of December 31, 2006 and 2005, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 16 - Major customers and suppliers

The Company has 5 major customers which represent approximately 30% and 37% of the Company’s total sales for the years ended December 31, 2006 and 2005 respectively. Five Customers accounted for 62% and 51% of total accounts receivable as of December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006 and 2005, the Company purchases approximately 82% and 85%, respectively, of their raw materials from four major suppliers. There are no accounts payable due to these vendors at December 31, 2006 and 2005.

Note 17 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 18 - Other expenses and income, net

Other income and expense for the years ended December 31 consist of the following:

	2006	2005	2004
		(Restated)
Finance/interest expense	$(2,345,031)	$(1,905,104)	$(1,572,189)
Interest income	182,780	230,103	-
Other nonoperating income	2,348,526	12,494	137,169
Other nonoperating expense	(103,445)	(18,335)	(181,357)
Total other expense	$82,830	$(1,680,842)	$(1,616,377)

Rental income totaling $1,439,121 for 2006 represents land use right subleased to a related party for one year as discussed in note 11.

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

Under this private offering, the Company raised a total of $1,765,000 and received net proceeds of $1,606,151 net of $158,849 of commissions paid.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable warrants issued with redeemable stock using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.85%, dividend yield of 0% and volatility of 11%. The estimated value of the warrants is zero.

In accordance with SFAS 150, the Company has recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares are recorded at fair market value on the date of issuance, which is the net cash proceeds, plus any accrued interest up to December 31, 2005. The difference between the net proceeds, $1,606,151, and the redemption amount, $2,294,497, which is $688,346, will be accrued and amortized as interest expense over an 18 month period beginning in October 2005 and ending in March 2007. The following table reconciles the December 31, 2005 carrying amount as follows:

Fair market value on the date of issuance:	$1,606,151
Interest amortized as of December 31, 2005 (Restated)	114,724
Balace at December 31, 2005 (Restated)	1,720,875
Interest amortized during 2006	458,904
Balace at December 31, 2006	$2,179,779

As of December 31, 2006 and 2005, $114,718 and $573,622 are the remaining amount left to be accrued and amortized through March 2007.

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

The Company became a foreign joint venture entity in the year of 2004. For the year ended December 31, 2005, it was the first year the Company was required to make contributions to the state retirement plan at 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $346,385, $236,730 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 22- Statutory reserves

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2006 and 2005, the Company transferred $266,257 and $685,959, representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 23 - Joint venture agreement with Baotou Steel

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

As of December 31, 2006, the Company has not received the approval of the Baotou Steel Joint Venture and it is still under government review and maybe subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. The management at this point is uncertain if and when the government approval will be granted. Currently none of the operations of Baotou Steel is consolidated into the Company’s financial statements as there is no ownership or control relationship between the Company and Baotou Steel at this time.

Note 24 - Subsequent events

Issuance of shares to Aurelius Consulting Group, Inc.

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc., (known to us as RedChip Companies, Inc.) 18,000 shares of restricted Reg. F.D. (Rule 144) stock as a portion of their compensation for investor relations services rendered.

Investors Electing Not to Exercise Put Option

Pursuant to a put right granted to the investors in the September 2005 private placement, described in the “About Our Recent Private Placement” section of this report, the investors had the right to request us to repurchase part or all of the 1,176,665 shares of our common stock on March 1, 2007 (the “Repurchase Date”) at a per share price of $1.95 per share. If an investor elected to put the shares back to us on the Repurchase Date, the investor was required to notify us 60 days prior to the Repurchase Date. This date was January 1, 2007. The following investors elected not to put the shares back to us at a per share price of $1.95.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Number of Shares
Name of Investors	Possessed
Yuji Komiya	33,333
John Yoo	33,333
Zayd International Limited	70,000
Robertson Investments Limited	6,666
Jun Ren	13,333
Yun Qian Xie	20,000
Total number of shares not demanded to be redeemed	176,665

Investors Electing to Extend Put Option to US

Pursuant to a put right granted to the investors in the September 2005 private placement, described in the “About Our Recent Private Placement” section of this report, On March 1, 2007, we received written notification from Matlin Patterson Global Opportunities Partners II L.P. (3) and Matlin Patterson Global Opportunities Partners (Caymans) II L.P. (3) asking us to extend the Date of Repurchase from March 1, 2007, until September 1, 2007, and to keep the redemption price unchanged at $1.95 per share. We agreed to this request and extended the Date of Repurchase and repurchase price as per their request. The number of shares held by Matlin Patterson Global Opportunities Partners II L.P. (3) and Matlin Patterson Global Opportunities Partners (Caymans) II L.P. (3) is listed below

Number of Shares
Name of Investors	Possessed
Matlin Patterson Global Opportunities Partners II L.P.	736,361
Matlin Patterson Global Opportunities Partners (Caymans) II L.P.	263,639
Total number of shares extended	1,000,000

See report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC.

By:  /s/ Zuo Sheng Yu

Name:  YU Zuo Sheng
Title:  Chief Executive Officer and Chairman
Date:  April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuo Sheng Yu	President and Chief Executive Officer	April 2, 2007
YU Zuo Sheng

/s/ Chen John	Director and Chief Financial Officer	April 2, 2007
CHEN John

/s/ Zhao Sheng Guo	Director	April 2, 2007
ZHAO Sheng Guo

/s/ Tian Lian Hui	Director	April 2, 2007
TIAN Lian Hui

/s/ Warner Ross	Director	April 2, 2007
WARNER, Ross

/s/ Wong John	Director	April 2, 2007
WONG, John

/s/ Wang Guo Dong	Director	April 2, 2007
WANG, Guo Dong