Form 10-Q
period 2007-03-31
GENERAL STEEL HOLDINGS INC
filed 2007-05-15
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

GENERAL STEEL HOLDINGS, INC.
(Name of Issuer in Its Charter)

NEVADA	412079252
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Room 2315, Kun Tai International Mansion Building, Yi No 12, Chao Yang Men Wai Ave., Chao Yang District, Beijing, China	100020
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of Common Stock outstanding on May 11, 2007 was 32,444,665.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For the purposes of this quarterly report, the balance sheet amounts with the exception of equity at March 31, 2007 were translated at 7.72 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rate of 7.75 RMB for the three months ended March 31, 2007 was applied to income statement accounts.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,797,815	$6,831,549
Restricted cash	4,274,434	4,231,523
Accounts receivable, net of allowance for doubtful accounts of $138,522
and $137,132 as of March 31, 2007 and December 31, 2006, respectively	11,348,292	17,095,718
Notes receivable	2,066,340	537,946
Other receivables	188,256	268,784
Other receivables - related parties	517,400	850,400
Inventories	14,382,854	12,489,290
Advances on inventory purchases	13,725,067	2,318,344
Prepaid expenses - current	46,620	46,152
Total current assets	51,347,078	44,669,706

PLANT AND EQUIPMENT, net	26,439,964	26,606,594

OTHER ASSETS:
Prepaid expenses - non current	872,009	740,868
Intangible assets - land use right, net of accumulated amortization	1,745,923	1,804,440
Total other assets	2,617,932	2,545,308

Total assets	$80,404,974	$73,821,608

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,991,010	$3,001,775
Short term loans - bank	31,886,785	30,284,686
Short term notes payable	8,236,200	8,153,520
Other payables	81,198	355,142
Accrued liabilities	1,032,995	1,064,012
Customer deposits	2,742,278	1,093,602
Deposits due to sales representatives	1,658,895	2,051,200
Taxes payable	6,232,648	5,391,602
Shares subject to mandatory redemption	1,950,000	2,179,779
Total current liabilities	58,812,009	53,575,318

MINORITY INTEREST	6,465,791	6,185,797

SHAREHOLDERS' EQUITY:
Common Stock, $0.001 par value, 75,000,000 shares authorized, 32,444,665 and
32,426,665 shares issued and outstanding (including 1,000,000 and 1,176,665
redeemable shares) as of March 31, 2007 and December 31, 2006, respectively	31,445	31,250
Paid-in-capital	7,239,428	6,871,358
Retained earnings	5,449,052	4,974,187
Statutory reserves	1,107,010	1,107,010
Accumulated other comprehensive income	1,300,239	1,076,688
Total shareholders' equity	15,127,174	14,060,493

Total liabilities and shareholders' equity	$80,404,974	$73,821,608

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

REVENUES	$37,607,971	$20,642,503

COST OF SALES	35,874,966	19,371,587

GROSS PROFIT	1,733,005	1,270,916

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	630,200	644,795

INCOME FROM OPERATIONS	1,102,805	626,121

OTHER EXPENSE, NET	220,676	160,139

INCOME BEFORE PROVISION FOR INCOME TAXES	882,129	465,982
AND MINORITY INTEREST

PROVISION FOR INCOME TAXES	127,270	-

NET INCOME BEFORE MINORITY INTEREST	754,859	465,982

LESS MINORITY INTEREST	279,994	213,574

NET INCOME	474,865	252,408

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	223,551	121,405

COMPREHENSIVE INCOME	$698,416	$373,813

WEIGHTED AVERAGE NUMBER OF SHARES	31,320,251	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.015	$0.008

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	Common Stock			Retained earnings		Accumulated other
			Paid-in	Statutory		comprehensive
	Shares	Par value	capeital	reserves	Unrestricted	income	Totals

BALANCE, January 1, 2006	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income					252,408		252,408
Foreign currency translation adjustments						121,405	121,405

BALANCE, March 31, 2006, unaudited	31,250,000	$31,250	$6,871,358	$840,753	$4,459,644	$520,593	$12,723,598

Net income					780,800		780,800
Adjustment to statutory reserve				266,257	(266,257)
Foreign currency translation adjustments						556,095	556,095

BALANCE, December 31, 2006	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$1,076,688	$14,060,493

Net income					474,865		474,865
Common stock issued for conversion of
redeemable stock, $1.95/share	176,665	177	344,328				344,505
Common stock issued for service, $1.32/share	18,000	18	23,742				23,760
Foreign currency translation adjustments						223,551	223,551

BALANCE, March 31, 2007, unaudited	31,444,665	$31,445	$7,239,428	$1,107,010	$5,449,052	$1,300,239	$15,127,174

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$474,865	$252,408
Adjustments to reconcile net income to cash
used in operating activities:
Minority interest	279,994	213,574
Depreciation	561,709	273,775
Amortization	76,524	73,718
Loss on disposal of equipment	-	27,845
Stock issued for services	23,760	-
Interest expense accrued on mandatory redeemable stock	114,726	114,724
(Increase) decrease in assets:
Accounts receivable	5,898,381	(1,577,243)
Other receivables	82,939	61,389
Other receivables - related parties	333,000	-
Inventories	(1,760,231)	(5,227,041)
Advances on inventory purchases	(11,340,142)	(3,598,499)
Prepaid expenses - current	(123,161)	(162,611)
Increase (decrease) in liabilities:
Accounts payable	1,951,381	(60,529)
Other payables	(275,480)	90,567
Other payable - related party	-	(650,000)
Accrued liabilities	(41,648)	279,506
Customer deposits	1,631,391	1,282,375
Taxes payable	783,398	260,995
Net cash used in operating activities	(1,328,594)	(8,345,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(2)	(18,968)
Notes receivable	(1,517,176)	(989,269)
Advances on equipment purchases	-	1,055,547
Deposits due to sales representatives	(411,542)	310,700
Purchase of equipment	(126,928)	(3,382,390)
Net cash used in investing activities	(2,055,648)	(3,024,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on short term loans - bank	8,785,581	7,220,668
Payments on short term loans - bank	(7,495,481)	(2,361,320)
Borrowings on short term notes payable	1,161,090	621,400
Payments on short term notes payable	(1,161,090)	(621,400)
Net cash provided by financing activities	1,290,100	4,859,348

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	60,407	35,707

DECREASE IN CASH	(2,033,735)	(6,474,372)

CASH, beginning of period	6,831,550	8,648,373

CASH, end of period	$4,797,815	$2,174,001

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 1– Background

The Company was established on August 5, 2002, and, through its subsidiary in China, engages in the manufacturing of hot rolled carbon and silicon steel sheets which are mainly used on tractors, agricultural vehicles and in other specialty markets. The Company sells its products through both retailers and wholesalers.

Note 2 – Summary of significant accounting policies

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

Translation adjustments amounted to $1,300,239 and $1,076,688 as of March 31, 2007 and December 31, 2006, respectively. Asset and liability amounts at March 31, 2007 and December 31, 2006 were translated at 7.72 RMB to $1.00 USD and 7.80 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2007 and 2006 were 7.75 RMB and 8.04 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3% residual value. The depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $561,709 and $273,775, respectively.

Estimated useful lives of the assets are as follows:

Estimated
Useful Life
Buildings	10-30 years
Machinery and equipment	8-15 years
Other equipment	5-8 years
Transportation equipment	5-15 years

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

Long-term assets of the Company are reviewed annually or more often if circumstance dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following at:

	March 31,	December 31,
	2007	2006
	(unaudited)
Buildings and improvements	$9,433,564	$9,338,865
Transportation equipment	1,054,691	1,019,698
Machinery	23,008,053	22,675,357
Total	33,496,308	33,033,920
Less Accumulated depreciations	7,056,344	6,427,326
Total	$26,439,964	$26,606,594

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. For example, the Company estimates its potential losses on uncollectible receivable. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at March 31, 2007 and December 31, 2006 amounted to $7,792,150 and $11,058,636, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $4,274,434 and $4,231,523 as of March 31, 2007 and December 31, 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Inventories consisted of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Supplies	$1,241,227	$1,061,773
Raw materials	4,093,577	2,827,127
Finished goods	9,048,050	8,600,390
Totals	$14,382,854	$12,489,290

Inventories consist of supplies, raw materials and finished goods. Raw materials consist primarily of iron and steel used in production. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2007 and December 31, 2006, the Company believes no reserves are necessary.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total amount of $2,870,902. The land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had ten-year term. Therefore management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino Joint Venture in 2004 and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term. As of March 31, 2007 and December 31, 2006, accumulated amortization amounted to $1,326,654 and $1,237,293, respectively.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the three months ended March 31, 2007 and 2006, amounted to $76,524 and $73,718, respectively.

Shares subject to mandatory redemption

The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value.

The Company issued redeemable stock in September 2005. The amount is presented as a liability on the balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date, see note 16.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2007 and December 31, 2006.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

Under the Income Tax Laws of PRC, the Company’s subsidiary, Daqiuzhuang Metal, is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

Under the Income Tax Laws of Tianjin City of PRC, any enterprise located in Tianjin Costal Economic Development Zone is subject to income tax rate of 24%.

The Company’s subsidiary, Daqiuzhuang Metal, became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible to the tax benefit. The Company is exempt from income taxes for the years ended December 31, 2005 and 2006 and 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2007, 2008 and 2009.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

The provision for income taxes for the three months ended March 31 consisted of the following:

	2007	2006
	(unaudited)	(unaudited)
Provision for China Income Tax	$115,700	$-
Provision for China Local Tax	11,570	-
Total Provision for Income Taxes	$127,270	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(21.0)	(33.0)
Total provision for income taxes	12.0%	-%

The estimated tax savings for the three months ended March 31, 2007 and 2006 amounted to $222,722 and $191,674, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.015 to $0.008 and $0.011 to $0.005 for the three months ended March 31, 2007 and 2006, respectively.

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

VAT on sales and VAT on purchases amounted to $5,830,752 and $5,574,487 for the three months ended March 31, 2007 and $2,792,718 and $2,501,389 for the three months ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Taxes payable consisted of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
VAT taxese payable	$6,009,970	$5,317,466
Income taxese payable	127,753	-
Misc taxes	94,925	74,136
Total	$6,232,648	$5,391,602

Recently issued accounting pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted Interpretation No. 48 on January 1, 2007. See income taxes section above for details.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

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

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus the 1,000,000 shares described in note 16 have been excluded from the earnings per share calculation.

The weighted average number of shares used to calculate EPS for the three months ended March 31, 2007 and 2006 totaled 31,320,251, and 31,250,000, respectively, and reflect only the shares outstanding for those periods.

Note 4 - Supplemental disclosure of cash flow information

Interest paid amounted to $523,307 and $499,877 for the three months ended March 31, 2007 and 2006, respectively.

No income tax payments were made during the three months ended March 31, 2007 and 2006.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 5 - Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Account receivables include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. The allowance for doubtful accounts as of March 31, 2007 and December 31, 2006 amounted to $138,522 and $137,132, respectively.

Schedule of valuation and qualifying accounts:

	Balance at			Effect of
Allowance for doubtful	beginning of			exchange	Balance at
account	period	Additions	Deductions	rate	end of period
Three months ended March, 31, 2007	$137,132	$-	$-	$1,390	$138,522
Year ended December 31, 2006	$1,371	$135,761	$-	$-	$137,132

Note 6 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company had $2,066,340 and $537,946 outstanding as of March 31, 2007 and December 31, 2006, respectively.

Note 7 - Prepaid expenses

Prepaid expenses at March 31, 2007 and December 31, 2006 consisted of the followings:

	March 31, 2007		December 31, 2006
	(unaudited)
	Current	Long-term	Current	Long-term
Rent	$46,620	$356,663	$46,152	$225,523
Land use right	-	515,346	-	515,345
Total	$46,620	$872,009	$46,152	$740,868

The Company’s prepaid expenses are prepaid rent for dormitory for its employees and land use rights in order to expand its manufacturing capabilities. As of March 31, 2007 and December 31, 2006, prepaid rent for dormitory amounted to $403,283 and $271,675, respectively, and prepaid rent for land use right amounted to $515,346 and $515,345, respectively. See note 21 for more details

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 8 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $13,725,067 and $2,318,344 as of March 31, 2007 and December 31, 2006, respectively.

Note 9 - Related party transactions

The Company has a cash advance to Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which our president Yu Zuo Sheng is the majority shareholder. The amount was advanced to Golden Glister Holdings Limited for business operations. Golden Glister Holdings Limited has agreed to pay back the amount on a short term basis. The Company had a receivable from Golden Glister for $517,400 at March 31, 2007 and a receivable from Golden Glister for $850,400 at December 31, 2006. The receivable is short term and non interest bearing.

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The CEO, Yu Zuo Zheng, is the chairman of the largest shareholder of Jing Qiu Steel Market Company. The total rental income for three months ended March 31, 2007 and 2006 was $387,030 and $0, respectively.

The Company’s short term loan of $6,475,000 from Shenzhen Development Bank is personally guaranteed by Yu Zuo Sheng, CEO and majority holder of the Company.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 10 - Debt

Short term loans - bank

Short term loans - bank represent amounts due to various banks which are normally due within one year. These loans can be renewed with the banks. The Company had a total of $31,886,785 and $30,284,686 short term bank loans with various banks as of March 31, 2007 and December 31, 2006, respectively, and consisted of the following:

	March 31,	December 31,
	2007	2006
	(unaudited)
Loan from China Bank, JingHai Branch, due
October 2007. Monthly interest only payment at
6.732% per annum, secured by equipment
and property	$1,165,500	$1,153,800

Loans from Agriculture Bank, DaQuiZhuang Branch, due
various dates from April to March 2008.
Monthly interest only payments ranging from
6.696% to 7.65% per annum, guaranteed by an
unrelated third party and secured by property and
equipment	9,722,860	9,625,256

Loan from Construction Bank of China, JinHai Branch, due
varies dates in Auguest 2007. Monthly interest only
payment at 8.323% per annum, secured by properties.	1,573,425	1,557,630

Loans from ShangHai PuFa Bank, due various dates from
July 2007 to March 2008. Monthly interest only
payments ranging from 6.435% to 6.732% per annum,
guaranteed by an unrelated third party	5,180,000	5,128,000

Loan from China Merchants Bank, due various dates from
June 2007 to September 2007. Quarterly interest only
payments, annual interest rate of 6.1425%,
guaranteed by an unrelated third parties.	7,770,000	7,692,000

Loan from ChenZhen Development Bank, due various
dates in March 2008. Month interest only
payment at 6.426% to 6.710% per annum, secured by
inventory and guaranteed by CEO of the Company.	6,475,000	5,128,000

Total	$31,886,785	$30,284,686

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company has the following short term notes payable outstanding as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(unaudited)
China Bank, Jing Hai Branch, various amounts, due
April 2007, restricted cash required of 50%
of loan amount, guaranteed by the Company	$1,502,200	$1,487,120

Agricultural Bank of China, various amounts, due dates
ranging between April and September 2007,
restricted cash required of 50% of loan amount,
guaranteed by the Company and an unrelated third party	1,554,000	1,538,400

ShangHai PuFa Bank, due various dates from April to May 2007, restricted cash required of 50% of loan balance,
guaranteed by an unrelated third party	5,180,000	5,128,000

Totals	$8,236,200	$8,153,520

Total interest expense for the three months ended March 31, 2007 and 2006 on all debt amounted to $623,632 and $499,877, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2007 and December 31, 2006, customer deposits amounted to $2,742,278 and $1,093,602, respectively.

Note 12 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,658,895 and $2,051,200 in deposits due to sales representatives outstanding as of March 31, 2007 and December 31, 2006, respectively.

Note 13 - Major customers and suppliers

The Company has five major customers which represent approximately 26% and 62% of the Company’s total sales for the three months ended March 31, 2007 and 2006, respectively. Five customers accounted for 6% of total accounts receivable as of March 31, 2007.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

For the three months ended March 31, 2007 and 2006, the Company purchases approximately 93% and 97%, respectively, of their raw materials from four major suppliers. There is no accounts payable due to these vendors at March 31, 2007.

Note 14 - Minority interest

Minority interest represents the outside shareholders’ 30% interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Note 15 - Other expenses and income, net

Other income and expense for the three months ended March 31 consist of the following:

	2007	2006
	(Unaudited)	(Unaudited)
Finance/interest expense	$(640,857)	$(546,218)
Interest income	31,654	60,033
Other nonoperating income	388,527	354,844
Other nonoperating expense	-	(28,798)
Total other expense	$(220,676)	$(160,139)

For three months ended March 31, 2007, other nonoperating income includes rental income totaling $387,030, which represents land use right subleased to a related party for one year as discussed in note 9.

During 2005, the Company has received an approval from the PRC local government for a two year income tax exemption and a three year 50% reduction in income tax rates. The local Chinese tax authority waived the previously accrued income tax accumulated prior to January 1, 2005 in the amount of $253,250 which was recorded as other nonoperating income during the three months ended March 31, 2006

Note 16 - Private offering of redeemable stock

On September 18, 2005, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share for gross proceeds of $1,765,000, commissions totaled $158,849, leaving net proceeds of $1,606,151. In addition, two warrants are attached to each share of common stock and each warrant gives the warrant holder the right to purchase an additional share of common stock or a total of 2,353,330 of common stock in the future. The warrants can be exercised on the second anniversary date at $2.50 per share and on the third anniversary date at $5.00 per share. The number of shares attached to the warrants will be adjusted due to dividends and changes in the capital stock structure changes. At the option of the investors, the Company may be required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable warrants issued with redeemable stock using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.85%, dividend yield of 0% and volatility of 11%. The estimated value of the warrants is zero.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In accordance with SFAS 150, the Company recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares are recorded at fair value on the date of issuance, which is the net cash proceeds, plus any accrued interest up to March 31, 2007. The difference between the net proceeds, $1,606,151, and the redemption amount, $2,294,497, which is $688,346, was accrued and amortized as interest expense over an 18 month period, beginning in October 2005 and ending in March 2007.

On March 1, 2007, the redemption option on all 1,176,665 redeemable shares expired. However, holders of 1,000,000 shares requested, and the Company agreed, to extend the redemption option for another six months through September 1, 2007; the repurchase price stayed at $1.95, representing total liabilities of $1,950,000. The other 176,665 shares, representing $351,122, were reclassified from liabilities to equity. The rollforward of these shares is shown below.

	Number of	Redemption
	shares	value
Redeemable shares issued:
Matlin Patterson Global Opportunities Partners II L.P.	736,361	$1,435,904
Matlin Patterson Global Opportunities Partners (Caymans) II L.P.	263,639	514,096
Zayd International Limited	70,000	136,500
Yuji Komiya	33,333	64,999
John Yoo	33,333	64,999
Yun Qian Xie	20,000	39,000
Jun Ren	13,333	26,000
Robertson Investments Limited	6,666	12,999

	1,176,665	2,294,497
Shares reclassified to equity on March 1, 2007:
Zayd International Limited	(70,000)	(136,500)
Yuji Komiya	(33,333)	(64,999)
John Yoo	(33,333)	(64,999)
Yun Qian Xie	(20,000)	(39,000)
Jun Ren	(13,333)	(26,000)
Robertson Investments Limited	(6,666)	(12,999)

Balance, March 31, 2007	1,000,000	$1,950,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)
Note 17 - Shareholders’ equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc., (known to us as RedChip Companies, Inc.) 18,000 shares of common stock as a portion of their compensation for investor relations services rendered of $23,760.

On March 1, 2007, as discussed in Note 16, 176,665 shares of redeemable stock were reclassified from liabilities to common stock upon expiration of the redemption feature.

Note 18 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $60,704 and $61,661 for the three months ended March 31, 2007 and 2006, respectively.

Note 19 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include surplus reserve fund and the enterprise fund and these statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the company has not contributed to this fund.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to produce and sell special steel and to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company shall have a capacity of producing 600,000 metric tons of specialty steel products a year.

The registered capital of the joint venture will be approximately $24,000,000. The products of the joint venture will be sold in the Chinese market and abroad. The ownership will be comprised of the following:

% Ownership
Baotou Iron and Steel (Group) Co.,Ltd.	49%
General Steel Investment Co., Ltd.	31%
Daqiuzhuang Metal Sheet Co., Ltd	20%

Baotou Steel will contribute land, existing equipment and materials at an estimated value of approximately $12,000,000 which will be contributed to the joint venture at the date of the approval of Joint Venture or issuance of the business license. The value of the assets to be contributed by Baotou Steel will be stated at fair market value. General Steel Investment Co., Ltd. will contribute approximately $7,500,000 of cash and Daqiuzhuang Metal will contribute approximately $5,000,000 cash. These contributions will be required to be made on the following payment schedule 30% of their capital contribution within 30 days of the date of approval of the Joint Venture; 30% of their capital contribution within 3 months of the date of approval of the Joint Venture; and 40% of their capital contribution within 6 months of the date of approval of the Joint Venture. The Company will use the consolidation method to account for the joint venture.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

As of March 31, 2007, the Company has not received the approval of the Baotou Steel Joint Venture and it is still under government review and maybe subject to further industry sector review by the relevant authorities in China in view of the sensitive nature of the steel industry. The management at this point is uncertain if and when the government approval will be granted. Currently none of the operations of Baotou Steel is consolidated into the Company’s financial statements as there is no ownership or control relationship between the Company and Baotou Steel at this time.

On April 27, 2007, the Company had an amendment to the agreement with Baotou Steel, changing some of the terms stated above, see note 22.

Note 21 - Commitment and contingencies

Daqiuzhuang Metal provides dormitory for its employees under a rental contract. The rent for ten years starting in January 2006. Daqiuzhuang Metal is required to prepay the entire ten years’ rent, which is a total of $466,200. As of March 31, 2007, the unpaid portion of the prepaid rent is $16,298. Daqiuzhuang Metal will pay the remaining portion of the rent during the year of 2007. Total rental expense of the dormitory for the three months ended March 31, 2007 and 2006 amounted to $11,611 and $11,185.

Daqiuzhuang Metal has rented additional land for fifty years starting September 2005. The agreement was for Daqiuzhuang Metal to pay the first three years’ rent payments upon signing the agreement. The other forty years’ rent payment will be paid in full three years after the agreement date. Total amount of the rent over the 50 years period is approximately $1, 044,728 (or 8,067,400 RMB). During the period, the lessor has to assist Daqiuzhuang Metal in obtaining land use right. Upon obtaining land use right, Daqiuzhuang Metal will pay the remaining balance before September 2008 as stated in the agreement. At March 31, 2007, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

For the year ended December 31,	Amount
2007	$-
2008	424,909
Thereafter	$-

Total rental expense of the land use right for the three months ended March 31, 2007 and 2006 amounted to $5,204 and $5,013.

Note 22 - Subsequent event

On April 27, 2007, Daqiuzhuang Metal, a 70% owned subsidiary of the Company, and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement (the “Agreement”), amending the Joint Venture Agreement entered into on September 28, 2005 (“Original Joint Venture Agreement”). The Amended and Restated Joint Venture Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture from 20% to 80%.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Agreement states that the initial capital of the Joint Venture Company will be approximately US$6,400,000, and the registered capital will be approximately US$6,400,000.

The Agreement sets outs the initial contributions of each party to the Agreement to the Joint Venture Company. Baotou Steel will contribute RMB 10,000,000, or approximately US$1,270,000 and Daqiuzhuang Metal will contribute RMB 40,000,000, or approximately US$5,130,000.

The purpose of the amendment is for the convenience of obtaining the business license. The following items highlight the significance of the amendment from the previous agreement:

1.	Change in total registered capital from approximately US$24,000,000 to US$6,400,000.

2.	Change in the nature of ownership from a Sino-Foreign Joint Venture Enterprise to a solely Domestic Joint Venture Enterprise, which will be 80% owned by Daqiuzhuang Metals and 20% by Baotou Steel.

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

Overview

Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), our core operating unit, started its operation in 1988. Daqiuzhuang Metal’s core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process slabs into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments can be made to meet order requirements. “Qiu Steel” is the registered name for our products.

Daqiuzhuang Metal currently has ten steel sheet production lines capable of processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, maintaining an approximately 50% market share of all hot-rolled steel sheets used in the production of agricultural vehicles in China, out of which 150,000 tons of production capacity were added since mid-March 2006. Products are sold through a nation-wide network of 35 distributors and 3 regional sales offices.

Joint Venture

On September 28, 2005, We signed a joint venture agreement (the “Joint Venture Agreement”) with Baotou Iron and Steel Group (“Baotou Steel”), to form Baotou Steel - General Steel Special Steel Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China (the “Joint Venture Company”). On April 30, 2007, we amended and restated this Joint Venture Agreement (the “Amended Agreement”). The Joint Venture Company will be located at Kundulun District, Baotou City, Inner Mongolia, China. The stated purposes of the Joint Venture Company are, among others, to improve the product quality and the production capacity and competitiveness by adopting advanced technology in the production of steel products. The Joint Venture Company is expected to eventually have a capacity of producing 600,000 metric tons of specialty steel products a year.

Pursuant to the Amended Agreement, the registered capital of the Joint Venture Company will be approximately US$6,400,000 and the initial capital of the Joint Venture Company will be approximately $6,400,000, of which Baotou Steel will contribute approximately $1,270,000 and Daqiuzhuang Metal will contribute approximately $5,130,000. Accordingly Baotou Steel will have a 20% ownership interest and Daqiuzhuang Metal will have a 80% ownership interest in the Joint Venture Company.

This transaction is not considered a business combination as defined under Article 11 of Regulation S-X. The revenue producing activity for the new entity is different from that of the existing companies. New high-end special steel products are produced and marketed to new customers. In order to produce these new products, the new entity will build new facilities on the land contributed by Baotou Steel. It uses some equipment contributed by Baotou Steel, which is substantially modified, and will add a 100-ton electric furnace and a refiner to create a new production line in the future. A new sales force identifies and targets new customers. The new entity does not carry the names of either of its owners.

This transaction is not considered as a business acquisition through a non-monetary exchange under EITF 98-3 because it does not meet the relevant definition thereunder. The assets contributed do not include systems, standards, protocols, conventions and rules that act to define the process necessary for normal, self-sustaining operations, such as (i) strategic management processes, (ii) operational processes, and (iii) resource management processes. The assets contributed do not include the ability to obtain access to the customers that purchase the outputs of the assets contributed. Additionally, while the newly formed entity received certain tangible assets, it is a start-up company. It needs to attract and retain talent to install/modify/acquire equipment, manage operations, as well as manufacture, market and sell products to newly identified customers. The assets contributed by Baotou Steel are insignificant compared to the total assets of Baotou Steel. Baotou Steel continues to operate at its historical levels even assuming the consummation of the transaction. The respective owners who contributed certain assets to the new entity continue to operate as separate entities. They have not reduced or transferred any of their respective workforces as a result of this transaction. They continue to operate their existing businesses at their historical levels.

Operating Results

Sales Revenue and Gross Profit

Sales Revenue increased from $20.6 million in the first quarter of 2006 to $37.6 million in the first quarter of 2007, an 82.2% increase. This increase is a result from a combination of factors, including a continued strong demand for light agricultural vehicles brought about by the central government’s effort to raise rural income, and our ability to capitalize on this demand brought about by our increased production capacity and strategic operating investments made in 2006. Additionally, we have adjusted our production mix to include a higher percentage of silicon steel sheets which have a higher sales price than our carbon steel sheets. Average sales price per ton including sale of scrap for the three months ended March 31, 2007 was $428 compared to $383 during the same period in 2006.

As part of the central government’s 11th Five-year plan for Economic Development 2006 - 2010, the government has initiated a number of programs to aid rural farmers and increase their incomes. These programs are varied and include, but are not limited to, such things as tax relief packages and consumer-durable subsidies. The central government targets rural incomes to rise between five and ten percent annually from 2006 through 2010. We know from our own understanding of the market, that rural transportation asset growth closely mirrors rural income growth. In other words, when rural income begins to rise, one of the first items purchased by a rural household is a small agricultural vehicle - the product for which our hot-rolled steel sheets are used to make. According to the central government statistics bureau, nationwide rural per capita income rose 15.2% in the first quarter of 2007 compared to the same period last year. We believe the force of this macro-economic government policy to raise rural income levels is showing results and will continue to be a positive driver in the demand for our product.

Shipment volume increased from 53,547 tons in the first quarter of 2006 to 87,786 tons in the same period of 2007, a 63.9% increase. This high increase in shipped product is due to our higher production volume and the efforts of our expanded sales infrastructure of 35 distributors and 3 regional sales offices.

Gross Profit increased from $1.27 million in the first quarter of 2006 to $1.73 million in the first quarter of 2007, a 36.4% increase. In the same period the gross profit margin decreased from 6.2% to 4.6% owing largely to the increase in cost per ton outpacing the increase in sales per ton. A more indicative measure of margin performance and trend compares the fourth quarter of 2006 with the first quarter of 2007. In these continuous quarters, gross margin increased from -0.8% to 4.6%.

Cost of sales

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall cost of sales increased to $35.9 million in the first quarter of 2007, from $19.4 million in the first quarter of 2006, an 85.2% increase. This is primarily attributed to the large increase in production volume of 64% over the year-to-year period. Cost of sales as a percentage of sales increased 2% to 95.4% measured against the first quarter of 2006. Average cost per ton was $409 for the first quarter of 2007 compared to $360 in the same period of 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $630,200 for the first quarter of 2007, compared to $644,795 for the same period of 2006, a 2.3% decrease. This decrease can be traced to savings achieved in investor communications. Additionally, we have improved our cost control procedures.

Net income

Net income was $474,865 for the three months ended March 31, 2007 compared to $252,408 for the same period of 2006, a 88% increase. As the market has shown strong demand for our products and our cost control procedures started to show results, we were able to finish the first quarter with this 88% increase in net earnings.

Other income (expense)

Interest expense was $640,857 for the first quarter of 2007 compared to $500,921 for the first quarter of 2006, a 27.9% increase. This increase is due to more debt borrowing which was mainly used for bulk purchases of raw materials and our credit program to our main customers.

Income taxes

We did not carry on any business and did not maintain a branch office in the United States during the three months ended March 31, in the years 2007 and 2006. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on our undistributed earnings and/or losses has been made.

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

In the first quarter of 2007 we had a tax expense of $127,270.

Accounts Receivable

Accounts receivable were $11.3 million as of March 31, 2007 compared to $17.1 million on December 31, 2006, a 33.6% decrease. This decrease is largely due to the fact that we are reducing the number of credit sales and also shortening the time period for credit payments.

We recognize the revenue when we ship out products and passed the titles of the products to our customers and distributors.  We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance amount if needed. We believe the accounts receivable is collectible. Never-the-less, to be conservative and prudent in our management practice, as of March 31, 2007, we reserved $138,522 for bad debt allowance based on our reasonable estimate.

Advances on inventory purchases

Advances on inventory purchases were $13.7 million as of March 31, 2007 compared to $2.3 million on December 31, 2006, increased by $11.4 million. This increase resulted from the large deposit we made to our vendors to secure low price on the raw materials. As the steel market recovered since December 2006, raw materials price went up even in a faster pace than sales price. We decided to prepay some of our vendors for raw materials in order to lock in a low purchase price. It has been one of our cost cutting measures.

Liquidity and capital resources

Due to the strong market demand for our products and our 2006 addition of four new production lines, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements because they are renewable with the banks every year. Cash balance including restricted cash amounted to $9.07 million and $11.06 million as of March 31, 2007 and December 31, 2006, respectively.

Operating activities

Net cash used in operating activities for the first quarter of 2007 was $1.3 million compared to $8.3 million in the same period of 2006. This change is attributable to a combination of major factors. Accounts receivable at March 31, 2007 decreased $5.9 million from $17.1 as of December 31, 2006. Due to the improvement of the steel market in the first quarter this year, we have reduced the number of credit sales and shortened the time period for credit payments. These measures generated cash in-flow for us. At the same time, we saw raw materials price going up as well. We decided to prepay some of our vendors for raw materials in order to lock in a low purchase price. This resulted in the increase in advances on inventory purchases for $11.3 million at March 31, 2007 compared to December 31, 2006.

Investing activities

Net cash used in investing activities was $2.1 million for the three-month period ended March 31, 2007 compared to $3.0 million used in investing activities in the same period in the previous year. The decrease is mainly attributed to a decrease in equipment purchases. In the first quarter of last year, we purchased most of the equipment used in our four new production lines.

Financing activities

Net cash provided by financing activities was $1.3 million for the first quarter of 2007 compared to $4.9 million in the same period of the previous year. The decrease reflects reduction in bank borrowing.

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

Off-balance sheet arrangements

There are currently no off-balance sheet arrangements.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and the Company will adopt the statement at that time. The Company is currently in the process of evaluating this pronouncement and the impact of the adoption of SFAS No. 159 would have on its results of operations, cash flows and financial position.

In June 2006, the FASB issued FASB Interpretation 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No 109". This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification and other matters. The statement was effective for the fiscal year 2007 and the Company adopted the Interpretation at that time. See Note 3 to the Unaudited Consolidated Financial Statements for more details.

In February 2007, the FASB issued Statement No. 159, "Fair Value Option for Financial Assets and Financial Liabilities", which permits an entity to measure certain financial assets and financial liabilities at fair value. Statement 159 is effective for fiscal year 2008 but early adoption is permitted. The Company is currently in the process of evaluating this pronouncement and the impact of the adoption of FASB 159 would have on its results of operations, cash flows and financial position.

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

Foreign Currency Exchange Rate Risk

General Steel’s operating unit, Daqiuzhuang Metal, is located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the average Renminbi exchange rate would result in a $93,331 charge to income for the three months ended March 31, 2006.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the first quarter of 2007, approximately 26% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We have various financing facilities amounting to approximately US$31.9 million, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

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

General Steel Holdings, Inc. (Registrant)

Date: May 15, 2007	By: /s/ Zuo Sheng Yu
Zuo Sheng Yu Chief Executive Officer and President

Date: May 15, 2007	By: /s/ John Chen
John Chen Director and Chief Financial Officer