Form 10-Q
period 2007-06-30
GENERAL STEEL HOLDINGS INC
filed 2007-08-20
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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
3155 East Patrick Lane
Suite 1, Las Vegas, Nevada, 89120
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

The number of shares of Common Stock outstanding on August 17, 2007 was 32,444,665.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$44,304,703	$6,831,549
Restricted cash	13,545,793	4,231,523
Accounts receivable, net of allowance for doubtful accounts of $140,662 and $137,132 as of June 30, 2007 and December 31, 2006, respectively	20,703,437	17,095,718
Notes receivable	6,784,263	537,946
Other receivables	436,317	268,784
Other receivables - related parties	1,682,400	850,400
Inventories	66,075,563	12,489,290
Advances on inventory purchases	8,934,047	2,318,344
Advances on inventory purchases - related parties	25,754,327	-
Advance on equipment purchases	1,968,418	-
Prepaid expenses - current	47,340	46,152
Total current assets	190,236,608	44,669,706

PLANT AND EQUIPMENT, net	191,305,061	26,606,594

OTHER ASSETS:
Prepaid expenses - non current	873,052	740,868
Intangible assets - land use right, net of accumulated amortization	21,197,244	1,804,440
Total other assets	22,070,296	2,545,308

Total assets	$403,611,965	$73,821,608

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,788,769	$3,001,775
Short term loans	113,834,289	30,284,686
Short term notes payable	43,421,300	8,153,520
Other payables	2,631,207	355,142
Other payable - related party	90,979,655	-
Accrued liabilities	9,350,456	1,064,012
Customer deposits	34,126,053	1,093,602
Customer deposits - related parties	7,347,109	-
Deposits due to sales representatives	1,743,690	2,051,200
Taxes payable	20,233,032	5,391,602
Investment payable	6,312,000	-
Shares subject to mandatory redemption	1,950,000	2,179,779
Total current liabilities	351,717,560	53,575,318

MINORITY INTEREST	28,313,565	6,185,797

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 and 0 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	3,093	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 32,444,665 and 32,426,665 shares issued and outstanding (including 1,000,000 and 1,176,665 redeemable shares) as of June 30, 2007 and December 31, 2006, respectively	31,445	31,250
Paid-in-capital	15,610,335	6,871,358
Retained earnings	5,154,150	4,974,187
Statutory reserves	1,107,010	1,107,010
Accumulated other comprehensive income	1,674,807	1,076,688
Total shareholders' equity	23,580,840	14,060,493

Total liabilities and shareholders' equity	$403,611,965	$73,821,608

The accompanying notes are an integral part of this statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES	$121,254,744	$29,398,358	$158,862,715	$50,040,860

COST OF SALES	113,141,376	27,807,959	149,016,342	47,082,163

GROSS PROFIT	8,113,368	1,590,399	9,846,373	2,958,697

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,844,411	807,633	3,474,611	1,549,811

INCOME FROM OPERATIONS	5,268,957	782,766	6,371,762	1,408,886

OTHER EXPENSE, NET	1,241,143	587,552	1,461,818	747,693

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	4,027,814	195,214	4,909,944	661,193

PROVISION FOR INCOME TAXES	1,206,613	-	1,333,882	-

NET INCOME BEFORE MINORITY INTEREST	2,821,201	195,214	3,576,062	661,193

LESS MINORITY INTEREST	927,902	108,616	1,207,896	322,190

NET INCOME	1,893,299	86,598	2,368,166	339,003

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	374,568	61,231	598,119	182,636

COMPREHENSIVE INCOME	$2,267,867	$147,829	$2,966,285	$521,639

WEIGHTED AVERAGE NUMBER OF SHARES	31,444,665	31,250,000	31,444,665	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.060	$0.003	$0.075	$0.011

The accompanying notes are an integral part of this statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

								Accumulated
	Preferred stock		Common stock			Retained earnings		other
					Paid-in	Statutory		comprehensive
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	income	Totals

BALANCE, January 1, 2006	-	$-	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income							339,003		339,003
Foreign currency translation adjustments								182,636	182,636

BALANCE, June 30, 2006, unaudited	-	$-	31,250,000	$31,250	$6,871,358	$840,753	$4,546,239	$581,824	$12,871,424

Net income							694,205		694,205
Adjustment to statutory reserve						266,257	(266,257)		-
Foreign currency translation adjustments								494,864	494,864

BALANCE, December 31, 2006	-	$-	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$1,076,688	$14,060,493

Net income							2,368,166		2,368,166
Preferred stock issued for acquistion of minority interest , net of dividend distribution to Victory New	3,092,899	3,093			8,370,907		(2,188,203)		6,185,797
Common stock issued for conversion of redeemable stock, $1.95/share			176,665	177	344,328				344,505
Common stock issued for service, $1.32/share			18,000	18	23,742				23,760
Foreign currency translation adjustments								598,119	598,119

BALANCE, June 30, 2007, unaudited	3,092,899	$3,093	31,444,665	$31,445	$15,610,335	$1,107,010	$5,154,150	$1,674,807	$23,580,840

The accompanying notes are an integral part of this statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,368,166	$339,003
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Minority interest	1,207,896	322,190
Depreciation	1,979,184	548,685
Amortization	194,830	147,839
Loss on disposal of equipment	118,528	28,859
Stock issued for services	23,760	-
Interest expense accrued on mandatory redeemable stock	114,726	229,452
(Increase) decrease in assets:
Accounts receivable	499,590	(3,236,194)
Notes receivable	(212,753)	(561,164)
Notes receivable-related party	-	995,031
Other receivables	(152,646)	18,777
Other receivables - related parties	(814,100)	(970,000)
Inventories	(843,369)	(12,971,648)
Advances on inventory purchases	248,632	3,939,998
Advances on inventory purchases - related parties	(25,403,755)	-
Prepaid expenses - current	(111,573)	(108,732)
Increase (decrease) in liabilities:
Accounts payable	14,049,429	3,291,541
Other payables	808,677	242,167
Other payable - related party	(13,990,128)	(980,000)
Accrued liabilities	7,981,708	763,533
Customer deposits	771,354	674,434
Customer deposits -related parties	7,247,099	-
Taxes payable	14,610,931	910,544
Net cash provided by (used in) operating activities	10,696,186	(6,375,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	426,387	-
Increase in investment payable	6,226,080	-
Advances on equipment purchases	(1,941,624)	1,058,435
Deposits due to sales representatives	(355,405)	437,416
Cash proceeds from sale of equipment	39,442	-
Purchase of equipment	(1,350,225)	(5,058,840)
Net cash provided by (used in) investing activities	3,044,655	(3,562,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(5,188,741)	256,248
Cash contribution received from minority shareholders	778,260	-
Borrowings from related parties	25,942,000	-
Borrowings on short term loans - bank	25,727,979	14,125,677
Payments on short term loans - bank	(30,165,358)	(10,156,530)
Borrowings on short term notes payable	13,437,956	10,542,852
Payments on short term notes payable	(8,249,556)	(11,041,332)
Net cash provided by financing activities	22,282,540	3,726,915

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,449,773	69,449

INCREASE (DECREASE) IN CASH	37,473,154	(6,142,310)

CASH, beginning of period	6,831,549	8,648,373

CASH, end of period	$44,304,703	$2,506,063

The accompanying notes are an integral part of this statement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
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

Daqiuzhuang Metal principally engages in the manufacturing of hot rolled carbon and silicon steel sheets which are mainly used on tractors, agricultural vehicles and in other specialty markets. Daqiuzhuang Metal sells its products through both retailers and wholesalers. Daqiuzhuang Metal was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People’s Republic of China (PRC). The Articles of Corporation provides for a 10 year operating term beginning on August 18, 2000 with registered capital of $ 9,583,200. The Company is a Chinese registered limited liability company with a legal structure similar to a limited liability company organized under state laws in the United States of America.

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (Victory New), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder Yu Zu Sheng (aka Henry Yu) to acquire Victory New’s 30% interest in Daqiuzhuang Metal.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

General Steel agreed to issue Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock with a fair value of $8,374,000, which have a voting power of 30% of the combined voting power of the Company’s common and preferred stock for the entire life of the Company. As a result of the acquisition, the Company has increased its equity interest in Daqiuzhuang Metal from 70% to 100%, and Daqiuzhuang Metal will be a wholly owned subsidiary of the Company. See details in Note 19- Business Combinations.

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Agreement has increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China (referred to as “Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained the license on May 25, 2007 and started its normal operation in July 2007. See more discussion in Note 19- Business combinations.

Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou City, Inner Mongolia, China. It produces and sells welded steel pipes and primarily serves customers in the oil, gas and petrochemical markets. The current designed production capacity is 100,000 tons of steel pipes and will be increased to 600,000 tons by 2009.

On May 18, 2007, Daqiuzhuang Metal established Yangpu Shengtong Investment Co., Ltd., (referred to as “Yangpu Investment”) and injected registered capital totaling RMB100,000,000 or approximately US$13,030,000 into the investment. The total registered capital of Yangpu Investment is RMB 110,000,000 or approximately US$14,333,000, and Daqiuzhuang Metal has a 99.3% ownership interest in Yangpu Investment.

Qiu Steel Investment Co., Ltd. (referred to as “Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest RMB148,000,000 or approximately US$19,284,400 through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel is RMB 150,000,000 or approximate US$ 19,545,000. As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment. Qiu Steel Investment then becomes a subsidiary of Yangpu Investment and Daqiuzhuang Metal.

Yangpu Investment and Qiu Steel Investment are Chinese registered limited liability companies with a legal structure similar to a limited liability company organized under state laws in the United States of America. Those two companies were formed to acquire other businesses.

On June 15, 2007, General Steel Holdings Inc. and Shaanxi Long Men Iron and Steel (Group) Co., Ltd. (referred to as Long Men Group) signed an agreement to form Shaanxi Long Men Iron and Steel Co., Ltd. (referred to as Long Men Joint Venture). The parties agreed to make the effective date of the transaction June 1, 2007. General Steel Holdings Inc. contributed RMB300 million through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment., to the Long Men Joint Venture. General Steel and Long Men Group will own 60% and 40% ownership interest in Long Men joint Venture, respectively. The Long Men Joint Venture obtained the business license on June 22, 2007. See more discussion in Note 19- Business combinations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Long Men Joint Venture is located in Hancheng city, Shaanxi province. Long Men Joint Venture is the largest integrated steel producer in Shaanxi Province, China that uses iron ore and coke as primary raw materials for steel production. Long Men Joint Venture produces pig iron, crude steel, reinforced bars and high-speed wires. Long Men Joint Venture has annual crude steel production capability of 2.5 million tons. Long Men Joint Venture is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of coke and the production of iron ore pellets from taconite, transportation services and real estate and hotel operations. These operations are all located in Shaanxi Province, China and primarily serve regional customers in the construction industry.

The following table reflects the Company’s current organization structure:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of General Steel Holdings, Inc. reflect the activities of the following directly and indirectly owned subsidiaries:

Subsidiary		Percentage Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Victory New Holding, Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd	P.R.C.	100.0%
Baotou steel Pipe Joint Venture	P.R.C.	80.0%
Yangpu Shengtong Investment Co., Ltd.	P.R.C.	99.3%
Tianjing Qiu Steel Investment Co., Ltd.	P.R.C.	98.0%
Shaanxi Long Men Joint Venture	P.R.C.	60.0%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in the consolidation. The long Men Joint Venture obtained the business license on June 22, 2007 and its financial data from June 1 to June 30, 2007 is included in the Company’s consolidated financial statements. Baotou Steel Pipe Joint Venture did not have any material operating activities, therefore, the operating results were not included in the Company’s consolidated financial statements for the six months ended 6/30/2007.

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

Translation adjustments amounted to $1,674,807 and $1,076,688 as of June 30, 2007 and December 31, 2006, respectively. Asset and liability amounts at June 30, 2007 and December 31, 2006 were translated at 7.60 RMB to $1.00 USD and 7.80 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2007 and 2006 were 7.71 RMB and 8.03 RMB, and for the three months ended June 30, 2007 and 2006 were 7.67 RMB and 8.00 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3%-5% residual value. Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $1,979,184 and $548,685, respectively. Depreciation expense for the three months ended June 30, 2007 and 2006 amount to $1,417,475 and $274,910, respectively.

Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	10-40 years
Machinery and equipment	8-30 years
Other equipment	5-8 years
Transportation equipment	5-15 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized.

Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. For the six months ended June 30, 2007 and 2006, interest incurred by the Company was $2,340,139 and $993,519, respectively, and capitalized interest for the same period was immaterial.

Plant and equipment consist of the following at:

	June 30,	December 31,
	2007	2006
	(unaudited)
Buildings and improvements	$57,457,149	$9,338,865
Machinery	117,516,705	22,675,357
Transportation equipment	3,934,857	1,019,698
Other equipment	985,647	-
Construction in process	19,973,013	-
Totals	199,867,371	33,033,920
Less accumulated depreciation	8,562,310	6,427,326
Totals	$191,305,061	$26,606,594

Long-term assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

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

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at June 30, 2007 and December 31, 2006 amounted to $43,463,308 and $11,058,636, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The Company through its bank agreements is required to keep certain amounts on deposit that are subject to withdrawal restrictions and these amounts are $13,545,793 and $4,231,523 as of June 30, 2007 and December 31, 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
Supplies	$1,388,358	$1,061,773
Raw materials	35,564,123	2,827,127
Work in process	391,431	-
Finished goods	28,731,651	8,600,390
Totals	$66,075,563	$12,489,290

Raw materials consist primarily of iron ore and coke at Long Men Joint Venture and steel strip at Daqiuzhuang Metal. Work in process primarily consists of pig iron and other semi-finished products. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2007 and December 31, 2006, the Company believes no reserves are necessary.

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

Long Men Group contributed land use rights for a total amount of $19,543,875 to the Long Men Joint venture. The land use rights are for 50 years and expire in 2048 to 2052.

All land use right at Daqiuzhuang Metal and Long Men Joint Venture are listed as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Land use right	$22,663,905	$3,041,733
Accumulated Amortization	1,466,661	1,237,293
Totals	$21,197,244	$1,804,440

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Total amortization expense for the six months ended June 30, 2007 and 2006, amounted to $194,830 and $147,839, respectively. The amortization expense for the three months ended June 30, 2007 and 2006 amounted to $118,306 and $74,121, respectively.

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

Share-based compensation

The Company records stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments," ("FAS123R"), which established standards for the accounting for transactions in which an entity exchange its equity instruments for goods or services. This statement requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period of services rendered.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and December 31, 2006.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

The Company’s other subsidiary, Long Men Joint Venture, is located in the mid-west region of China. It qualifies for the Go-West tax rebate of 15% tax rate promulgated by the government. The Company is currently applying for this special tax treatment. Until the application is approved, a 33% income tax rate will apply at Long Men Joint Venture.

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

The provision for income taxes for the six months ended June 30 consisted of the following:

	2007	2006
	(unaudited)	(unaudited)
Provision for China Income Tax	$1,212,620	$-
Provision for China Local Tax	121,262	-
Total Provision for Income Taxes	$1,333,882	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(6.0)	(33.0)
Total provision for income taxes	27.0%	-%

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

VAT on sales and VAT on purchases amounted to $31,034,128 and $17,890,459 for the six months ended June 30, 2007 and $8,506,946 and $7,161,423 for the six months ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)
VAT taxes payable	$18,748,819	$5,317,466
Income taxes payable	1,352,290	-
Misc taxes	131,923	74,136
Totals	$20,233,032	$5,391,602

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
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

As described in Note 19, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock to purchase 30% of minority ownership of Daqiuzhuang Metal. The preferred stock has par value of $0.001 and could not be converted to common stock. Thus, the 3,092,899 shares of Series A Preferred Stock have been excluded from the earning per share calculation. In addition, since no common stock equivalents existed at June 30, 2007 and June 30, 2006, the basic EPS equals the diluted EPS.

The weighted average number of shares used to calculate EPS for the six months ended June 30, 2007 and 2006 totaled 31,444,665, and 31,250,000, respectively, and reflect only the shares outstanding for those periods. The basic and diluted earnings per share for the six months ended June 30, 2007 and 2006 were $0.075 and $0.011, respectively, and for the three months ended June 30, 2007 and 2006 were $0.06 and $0.003, respectively.

Note 4 - Supplemental disclosure of cash flow information

Interest paid amounted to $ 2,026,318 and $993,519 for the six months ended June 30, 2007 and 2006, respectively.

No income tax payments were made during the six months ended June 30, 2007 and 2006.

On February 12, 2007, the Company issued 18,000 shares of common stock for investor relations services rendered amounted to $23,760.

In May 2007, the Company issued 3,092,899 shares of preferred stock with fair value of $8,374,000 to the former shareholders of Victory New Holdings Inc. to purchase 30% the minority ownership of Daqiuzhuang Metal.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 5 - Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Accounts receivable include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. The allowance for doubtful accounts as of June 30, 2007 and December 31, 2006 amounted to $140,662 and $137,132, respectively.

Allowance for doubtful account	Beginning balance	Additions	Deductions	Exchange rate effect	Ending balance

Six months ended June, 30, 2007	$137,132	$-	$-	$3,530	$140,662

Year ended December 31, 2006	$1,371	$135,761	$-	$-	$137,132

Note 6 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ bank has guaranteed the payment of the receivable. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date. However, the Company will incur an interest charge and a processing fee when they submit the payment request early. The Company had $6,784,263 and $537,946 outstanding as of June 30, 2007 and December 31, 2006, respectively.

Note 7 - Prepaid expenses

Prepaid expenses at June 30, 2007 and December 31, 2006 consisted of the followings:

	June 30, 2007		December 31, 2006
	(unaudited)
	Current	Long-term	Current	Long-term
Rent	$47,340	$355,050	$46,152	$225,523
Land use right	-	518,002	-	515,345
Total	$47,340	$873,052	$46,152	$740,868

The Company’s prepaid expenses are prepaid rent for dormitory for its employees and land use rights in order to expand its manufacturing capabilities. As of June 30, 2007 and December 31, 2006, prepaid rent for dormitory amounted to $402,390 and $271,675, respectively, and prepaid rent for land use right amounted to $518,002 and $515,345, respectively. See note 20 for more details.

Note 8 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legal binding contract with their vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies has been advanced. The total outstanding amount was $8,934,047 and $2,318,344 as of June 30, 2007 and December 31, 2006, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 9 - Related party transactions

The Company has a cash advance to Golden Glister Holdings Limited. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which the Company’s Chairman and CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu) is the majority shareholder. The amount was advanced to Golden Glister Holdings Limited for business operations. Golden Glister Holdings Limited has agreed to pay back the amount on a short term basis. The Company had a receivable from Golden Glister for $367,400 at June 30, 2007 and a receivable from Golden Glister for $850,400 at December 31, 2006. The receivable is short term and non interest bearing.

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder Yu Zuo Zheng (aka Henry Yu), is the chairman of the largest shareholder of Jing Qiu Steel Market Company. The total rental income for six months ended June 30, 2007 and 2006 was $778,260 and $0, respectively. Total rental income for three months ended June 30, 2007 and 2006 amounted $391,230 and $0, respectively.

The Company’s short term loan of $6,575,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Yu Zuo Sheng (aka Henry Yu).

The Company acquired 30% minority ownership of Daqiuzhuang from Victory New which was legally owned by Mr. Yu Zuo Sheng’s mother and under Mr. Yu’s control. See details of acquisition of minority interest in Note 19.

The Long Men Joint Venture didn’t obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Long Men Group, and all the sales proceeds and purchase payments were recorded as receivables from / payables to Long Men Group. The total receivable from Long Men Group is $107,123,503 and the total payable to Long Men Group is $171,114,932. The net amount is $63,991,429.

The following charts summarize the related party transactions as of June 30, 2007:

Other receivables-related parties

Subsidiary	Amount	Due from	Term	Manner of settle

Tianjin Qiu Steel Investment	$591,750	Yang Pu Capital Automobile	Short	To be paid in cash
Tianjin Qiu Steel Investment	723,250	Beijing Wendlar	Short	To be paid in cash
General Steel Investment	367,400	Golden Glister Holdings	Short	To be paid in cash
Total	$1,682,400

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Advances on inventory purchases-related parties

Subsidiary	Amount	Due from	Term	Manner of settle

Long Men Joint Venture	$12,887,000	Tianjin Hengying	Short	Deliver of goods
Long Men Joint Venture	12,867,327	Tianjin Dazhan	Short	Deliver of goods

Total	$25,754,327

Other payable-related party

Subsidiary	Amount	Due to	Term	Manner of settle

Yangpu Shengtong	19,725	Beijing Wendlar	Short	to be paid in cash
Daqiuzhuang Metal	18,278,500	Tianjin Dazhan	Annual interest rate of 6.5%	to be paid in cash
Daqiuzhuang Metal	8,021,500	Tianjin Hengying	Annual interest rate of 6.5%	to be paid in cash
Long Men Joint Venture	63,761,021	Long Men Group	Short	to be paid in cash
Long Men Joint Venture	392,934	Hua Long Supplies	Short	to be paid in cash
Long Men Joint Venture	382,602	Long Men Enviornmental Protection	Short	to be paid in cash
Long Men Joint Venture	123,373	Long Men Service Co.,	Short	to be paid in cash
Total	$90,979,655
Customer deposit - related party

Subsidiary	Amount	Due to	Term	Manner of settle

Long Men Joint Venture	$7,347,109	Shannxi Swallow Coking Co., a shareholder of Long Men Group	Short	Deliver of goods

Investment payable

In June 2007, Yangpu Investment and the former shareholders of Qiu Steel Investment entered into an agreement. Pursuant to this agreement, Yangpu Investment will have 98.7% of total equity of Qiu Steel Investment by injecting RMB148,000,000 or approximately US$19,462,000. As of June 30, 2007, Yangpu Investment had unpaid payables amounted to RMB48,000,000 or approximately $6,312,000.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 10 - Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, which are normally due within one year. These loans can be renewed with the banks The Company had a total of $113,834,289 and $30,284,686 short term loans as of June 30, 2007 and December 31, 2006, respectively, and consisted of the following:

DAQIUZHUANG METAL
	June 30,	December 31,
	2007	2006
	(unaudited)
Loan from China Bank, JingHai Branch, due October 2007. Monthly interest only payment at 6.732% per annum, secured by equipment and property	$1,183,500	$1,153,800

Loans from Agriculture Bank, DaQuiZhuang Branch, duevarious dates from October to April 2008.Monthly interest only payments ranging from7.344% to 7.668% per annum, guaranteed by anunrelated third party and secured by property andequipment	9,873,020	9,625,256

Loan from Construction Bank of China, JinHai Branch, duevaries dates in Auguest 2007. Monthly interest only payment at 8.323% per annum, secured by properties.	1,597,725	1,557,630

Loans from ShangHai PuFa Bank, due various dates from July 2007 to March 2008. Monthly interest only payments ranging from 6.435% to 6.732% per annum, guaranteed by an unrelated third party	5,260,000	5,128,000

Loan from China Merchants Bank, due November 2007. Quarterly interest only payments at floating interest rate,105% of People's Bank base rate, guaranteed by an unrelated third parties.	7,890,000	7,692,000

Loan from ChenZhen Development Bank, due various dates in March 2008. Month interest only payment at 6.426% to 6.710% per annum, secured by inventory and guaranteed by CEO of the Company.	6,575,000	5,128,000

Total	$32,379,245	$30,284,686

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

LONG MEN JOINT VENTURE
	June 30,	December 31,
	2007	2006
	(unaudited)
Loans from Construction Bank, HanCheng Branch, due various dates from September to June 2008. Monthly interest only payments ranging from 6.44% to 6.73% per annum, guaranteed by equipment	$10,518,685	$-

Loans from Agriculture Bank, HanCheng Branch, due various dates from September to March 2008. Monthly interest only payments ranging from 6.73% to 8.30% per annum, guaranteed by equipment	8,416,000	-

Loan from China Bank, HanCheng Branch,due various dates from May 2008 to July 2008. Quarterly interest payments ranging from 6.16% to 6.71% per annum, guaranteed by an unrelated third parties.	9,205,000	-

Loan from Credit Cooperatives ,due various dates from September to March 2008. Quarterly interest payments ranging from 11.02% to 11.52% per annum, guaranteed by third parties.	2,753,610	-

Loan from HuaXia Bank, due October 2007. Monthly interest only payments, annual interest rate of 7.33%, guaranteed by equipment.	2,630,000	-

Loan from communication Bank, due July 2007. Quarterly interest only payments, annual interest rate of 7.34%, guaranteed by equipment.	3,287,500	-

Loan from China Merchants Bank, due July 2007. Monthly interest only payments, annual interest rate of 8.20%, guaranteed by property.	2,630,000	-

Loan from China Minsheng subsidiary Bank, due Septmeber 2007. Quarterly interest only payments, annual interest rate of 6.237%, guaranteed by equipment and unrelated third parties.	6,575,000	-

Loan from China Everbright Bank, due November 2007. Monthly interest only payments, annual interest rate of 6.12%, guaranteed by an unrelated third parties.	2,630,000	-

Loan from various companies and individuals, due within one year Non-secured, annual interest rates ranging from 8% to 12%.	32,809,249	-

Totals -Long Men Joint Venture	$81,455,044	$-

Grand totals	$113,834,289	$30,284,686

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

The Company has the following short term notes payable outstanding as of June 30, 2007 and December 31, 2006:

DAQIUZHUANG METAL
	June 30,	December 31,
	2007	2006
	(unaudited)
China Bank, Jing Hai Branch, various amounts, due April 2007, restricted cash required of 50% of loan amount, guaranteed by the Company	$1,525,400	$1,487,120

Agricultural Bank of China, various amounts, due dates ranging between April and September 2007, restricted cash required of 50% of loan amount, guaranteed by the Company and an unrelated third party	1,578,000	1,538,400

ShangHai PuFa Bank, due various dates from April to May 2007, restricted cash required of 50% of loan balance, guaranteed by an unrelated third party	5,260,000	5,128,000

ShangHai PuFa Bank, due date from May to November 2007, restricted cash required of 100% of loan balance, guaranteed by an unrelated third party	5,260,000	-

Totals -Daqiuzhuang Metal	$13,623,400	$8,153,520

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

LONG MEN JOINT VENTURE
	June 30,	December 31,
	2007	2006
	(unaudited)
Construction Bank of China, Han Cheng Branch, due date ranging between January to July 2007, restricted cash required of 50% of loan amount already paid by Long Men Steel Group, guaranteed by Long Men Steel Group.	$1,643,750	$-

China Merchants Bank , various amounts, due dates ranging between January to August 2007, restricted cash required of 50% of loan amount, paid by Long Men Steel Group, guaranteed by Long Men Steel Group.	6,575,000	-

China Everbright Bank of China, due date ranging between January to August 2007, restricted cash required of 30% of loan amount, paid by Long Men Steel Group, guaranteed by Long Men Steel Group.	5,260,000	-

Hua Xia Bank, due date ranging between April and October 2007,restricted cash required of 50% of loan amount, paid by Long Men Steel Group, guaranteed by Long Men Steel Group.	2,630,000	-

ShangHai Pudong Development Bank, various amounts, due dates ranging between April to November 2007, restricted cash required of 60% of loan amount, paid by Long Men Steel Group, guaranteed by Long Men Steel Group.	4,997,000	-

ShangHai PuFa Bank, due various dates from April to September 2007, restricted cash required of 50% of loan balance, guaranteed by Long Men Steel Group.	6,575,000	-

China Everbright Bank, due dates ranging between April and October 2007, restricted cash required of 50% of loan amount, paid by Long Men Steel Group, guaranteed by Long Men Steel Group.	2,117,150	-

Totals	$29,797,900	$-

Grand totals	$43,421,300	$8,153,520

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Total interest expense for the six months ended June 30, 2007 and 2006 on all debt amounted to $2,340,139 and $993,519, respectively. Total interest expense for the three months ended June 30, 2007 and 2006 amounted to $1,716,507 and $493,642, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2007 and December 31, 2006, customer deposits including related parties amounts amounted to $41,473,163 and $1,093,602, respectively.

Note 12 - Deposits due to sales representatives

The Company has entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,743,690 and $2,051,200 in deposits due to sales representatives outstanding as of June 30, 2007 and December 31, 2006, respectively.

Note 13 - Major customers and suppliers

Daqiuzhuang Metal has five major customers which represent approximately 21% and 35% of the Company’s total sales for the six months ended June 30, 2007 and 2006, respectively. Five customers accounted for 6% of total accounts receivable as of June 30, 2007.

Long Men Joint Venture has five major customers which represent approximately 93% of the Joint Venture’s total sales for the six months ended June 30, 2007.

For the six months ended June 30, 2007 and 2006, Daqiuzhuang Metal purchase approximately 88% and 97%, respectively, of their raw materials from five major suppliers.

For the six months ended June 30, 2007, Long Men Joint Venture Company purchases approximately 64% of their raw materials from five major suppliers.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 14 - Other expenses and income, net

Other income and expense for the six months ended June 30 consist of the following:

	June 30, 2007		June 30, 2006
	Three months	Six months	Three months	Six months
	Ended	Ended	Ended	Ended
Finance /Interest expense	$1,756,993	$2,397,850	$676,753	$1,222,971
Interest income	(57,810)	(89,465)	(73,677)	(133,710)
Other nonoperation income	(590,850)	(979,377)	(38,029)	(392,873)
Other nonoperating expense	132,810	132,810	22,507	51,305
	$1,241,143	$1,461,818	$587,554	$747,693

For six months and three months ended June 30, 2007, other nonoperating income includes rental income totaling $778,260 and $391,230, respectively, which represents land use right subleased to a related party for one year as discussed in note 9.

During 2005, Daqiuzhuang Metal received an approval from the PRC local government for a two year income tax exemption and a three year 50% reduction in income tax rates. The local Chinese tax authority waived the previously accrued income tax accumulated prior to January 1, 2005 in the amount of $253,250 which was included as other nonoperating income during the six months ended June 30, 2006.

Note 15 - Private offering of redeemable stock

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

In accordance with Accounting Principles Board Opinion No. 14, the Company determined the fair value of the detachable warrants issued with redeemable stock using the Black-Scholes option pricing model under the following assumptions: risk free interest rate of 3.85%, dividend yield of 0% and volatility of 11%. The estimated value of the warrants was zero.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

	Number of shares	Redemption value
Redeemable shares issued:
Matlin Patterson Global Opportunities Partners II L.P.	736,361	$1,435,904
Matlin Patterson Global Opportunities Partners (Caymans) II L.P.	263,639	514,096
Zayd International Limited	70,000	136,500
Yuji Komiya	33,333	64,999
John Yoo	33,333	64,999
Yun Qian Xie	20,000	39,000
Jun Ren	13,333	26,000
Robertson Investments Limited	6,666	12,999

	1,176,665	2,294,497
Shares reclassified to equity on June 30, 2007:
Zayd International Limited	(70,000)	(136,500)
Yuji Komiya	(33,333)	(64,999)
John Yoo	(33,333)	(64,999)
Yun Qian Xie	(20,000)	(39,000)
Jun Ren	(13,333)	(26,000)
Robertson Investments Limited	(6,666)	(12,999)

Balance, June 30, 2007	1,000,000	$1,950,000

As of August 9, 2007, we received notification from MatlinPatterson stating that they won’t exercise the put option on this stock and therefore this stock will be reclassified into the equity section in the third quarter of 2007.

Note 16 - Shareholders’ equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc., (known to us as RedChip Companies, Inc.) 18,000 shares of common stock as a portion of their compensation for investor relations services rendered of $23,760. The stock was valued at the market price at the date of the agreement..

On March 1, 2007, as discussed in Note 15, 176,665 shares of redeemable stock were reclassified from liabilities to common stock upon expiration of the redemption feature.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 17 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $266,509 and$157,178 for the six months ended June 30, 2007 and 2006, respectively. Total pension expense incurred amounted to $205,805 And $95,517 for the three months ended June 30, 2007 and 2006, respectively.

Note 18 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not contributed to this fund.

Note 19 - Business combinations

Acquisitions of 30% Minority Interest of Daqiuzhuang Metal

As previously described in Note 1, on May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings to acquire the remaining 30% interest in Daqiuzhuang Metal. General Steel agreed to issue Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock which have a voting power of 30% of the combined voting power of the Company’s common and preferred stocks for the entire life of the Company. As a result of the acquisition, the Company has increased its equity interest in Daqiuzhuang Metal from 70% to 100%.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Victory New Holdings is a newly formed entity under the control of the Company’s Chairman, CEO and majority shareholder Yu Zuo Sheng (aka Henry Yu). Victory New was legally owned by Mrs. Yang, Baoyin, Mr. Yu’s mother. Therefore, General Steel and Victory New were under common control. According to FASB Statement No. 141, "Business Combinations", acquisition of minority interest from entities under common control should be accounted for using the purchase method. The Company engaged a third party to determine the fair value of 3,092,899 shares of the Company’s Series A Preferred Stock, which was $8,374,000. The premium over book value of $2,188,203 was accounted for as dividend distribution to Victory New.

The Company is in the process of obtaining a fairness opinion on these related party transactions.

Joint venture agreement with Baotou Steel

As Mentioned in Note 1, on April 27, 2007, Daqiuzhuang Metal, a wholly owned subsidiary of the Company, and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement (the “Amended agreement”), amending the Joint Venture Agreement entered into on September 28, 2005 (“Original Joint Venture Agreement”). The Amended agreement has increased Daqiuzhuang Metal's ownership interest in the Joint Venture from 20% to 80%.

The Amended agreement states that the initial capital of the joint venture company will be approximately $6,400,000, equal to the registered capital. Baotou Steel will contribute RMB 10,000,000, or approximately $1,270,000 and Daqiuzhuang Metal will contribute RMB 40,000,000, or approximately $5,130,000. Daqiuzhuang Metal and Baotou Steel each have contributed 30% of their portion of the registered capital to commence the business. This joint venture company obtained the business license on May 25, 2007. Operations began in the third quarter of 2007.

The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China.. Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou City, Inner Mongolia, China. It produces and sells seamless and welded steel pipes.

The ownership will be comprised of the following:

% Ownership
Baotou Iron and Steel (Group) Co., Ltd.	20%
Daqiuzhuang Metal Sheet Co., Ltd	80%

Shaanxi Long Men Iron and Steel Co., Ltd Joint venture

As described in Note 1, on June 15, 2007, General Steel Holdings Inc. and Shaanxi Long Men Iron and Steel (Group) Co., Ltd. (“Long Men Group”) signed the agreement to form Shaanxi Long Men Iron and Steel Co., Ltd. (“Long Men Joint Venture”).

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
Long Men Group will contribute its operating facility and corresponding debt with an appraised net asset value of RMB 200 million. General Steel Holdings Inc. will contribute RMB 300 million to the Long Men Joint Venture through its subsidiaries which are Daqiuzhuang Metal and Qiu Steel Investment. Daqiuzhuang Metal and Qiu Steel Investment will each contribute RMB200,000,000 and RMB140,000,000 in cash, each holding 32% and 28% respectively of the Long Men Joint Venture and 60% collectively. Long Men Group will own 40% of the Long Men Joint Venture and General Steel Holdings Inc. through its subsidiaries will own approximately 60% of the Long Men Joint Venture. The Long Men Joint Venture obtained the business license on June 22, 2007.

Assets acquired and debts assumed of the transaction are listed as below:

		Assumed by
Item	Fair Value	Long Men Joint Venture
Current assets	$317,744,960	$98,530,222
Property, plant, and equipment	186,915,879	164,811,374
Intangible assets	20,128,972	19,543,875
Other assets	99,604,841
Total assets	624,394,652	282,885,471

Current liability	473,168,746	223,776,221
Long term liability	38,246,111	32,809,250
Total liabilities	511,414,857	256,585,471

Net assets	$112,979,795	$26,300,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Pro Forma

The following unaudited pro forma condensed income statements for six months ended June 30, 2007 and year ended December 31, 2006 were prepared under Generally Accepted Accounting Principles and as if the Long Men Joint Venture transactions had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Condensed Income Statements

	For the six months	For the year
	ended	ended
	June 30, 2007	December 31, 2006
	(in Million $)	(in million $)
Sales	$636.3	$815.8
Cost of sales	587.4	775.5
Gross Profit	48.9	40.3
SG&A expenses	15.3	14.9
Other expense	14.9	5.6
Income before income tax and minority interest	18.7	19.8
Income tax	2.8	2.7
Net income before minority interest	15.9	17.1
Minority interest	5.9	6.9
Net income	$10.0	$10.2

Note 20 - Commitment and contingencies

The Company is obligated to contribute RMB40,000,000, or approximately $5,130,000 as registered capital of Baotou Steel Pipe Joint Venture. The Company has already made a capital contribution of approximately $1,560,000 as of June 30, 2007, and the rest of the required registered capital will be invested within a year. The remainder of the investment will come from the operating cash flow from Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200. Total rental expenses for the six months ended June 30, 2007 and 2006 amounted to $22,348 and $22,432 respectively. Total rental expensed for the three months ended June 30, 2007 and 2006 amounted to $10,737and $11,247, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Total rental expense of the land use right for the six months ended June 30, 2007 and 2006 amounted to $10,464 and $10,053, respectively.

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

Company Overview

General Steel Holdings, Inc. (“General Steel”), headquartered in Beijing China, operates a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products: reinforced bars (rebar), hot-rolled carbon and silicon sheets and spiral weld pipes. Our aggregate production capacity of steel products is 3 million tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are an overall driver for all our products.

Our vision is to become one of the largest non-government owned steel companies in China.

Our mission is to acquire Chinese steel companies and increase their profitability and efficiencies with the infusion of applied western management practices, advanced production technologies and capital resources.

Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. In the second quarter, we executed this strategy and consummated controlling interest positions in two joint ventures. We are actively pursuing a plan to acquire additional assets.

We presently have controlling interest in three steel subsidiary companies:

•	Shaanxi Long Men Iron and Steel Co., Ltd. (Long Men Joint Venture);

•	Tianjian Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal);

•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (Baotou Steel Pipe Joint Venture).

Steel Operating Companies

•	Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”)

Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), started its operation in 1988. Daqiuzhuang Metal’s core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of small agricultural vehicles and other specialty markets. In the niche market for metal sheets used in small agricultural vehicles, Daqiuzhuang Metal currently maintains an approximate 50% market share.

Daqiuzhuang Metal has ten steel sheet production lines capable of processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year, of which 150,000 tons has been added since mid-March 2006. Products are sold through a nation-wide network of 35 distributors and 3 regional sales offices.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process cut coil segments into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments can be made to meet order requirements. Products sell under the registered “Qiu Steel” brand name.

On May 22, 2007, we filed a current report on Form 8-K announcing we agreed to acquire from Victory New Holdings, Ltd., a British Virgin Islands Company (“Victory New”), the remaining 30% outstanding shares of Daqiuzhuang Metals. The mother of Henry Yu, our Chairman and CEO, is the sole shareholder of Victory New. For the acquisition, we agreed to issue an aggregate of 3,092,899 shares of Series A Preferred Stock at $0.001 par value.

•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”)

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Amended and Restated Joint Venture Agreement has increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (referred to as Baotou Steel Pipe Joint Venture). Baotou Steel will initially contribute RMB 10,000,000, or approximately US$1,270,000 taking 20% ownership interest in the Baotou Steel Pipe Joint Venture. Daqiuzhuang Metal will initially contribute RMB 40,000,000, or approximately US$5,130,000 taking 80% ownership interest in the Baotou Steel Pipe Joint Venture.

We have invested $1.56 million cash into this joint venture and the rest of the required register capital will be invested within a year. The remainder of the investment will come from the operating cash flow from Daqiuzhuang Metal.

Baotou Steel Pipe Joint Venture received its business license approval on May 25, 2007. It has four production lines capable of producing 100,000 tons or double spiral-weld pipes. These pipes are used in the energy sector to transport natural gas, oil and steam. Pipes produced at the mill have a diameter ranging from 219-1240 mm; a wall thickness ranging from 6 - 13 mm; and a length ranging from 6 - 12 m. Final production capacity at the mill will reach 600,000 tons in 2009. Additional products may also be added. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in Inner Mongolia and the Northwest region of China.

During the quarter, this joint venture only did test runs. Commencing the third quarter, Baotou Steel Pipe Joint Venture should be fully in operation and is expected to have a positive impact on our company.

•	Shaanxi Long Men Iron and Steel Co., Ltd. (“Long Men Joint Venture”)

On June 15, 2007, through our two subsidiaries, Daqiuzhuang Metal, and Tianjin Qiu Steel Investment Co., Ltd., we entered into a joint venture agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Long Men Iron and Steel Co., Ltd. (“Long Men Joint Venture”). Through our two subsidiaries, we invested approximately $39 million cash and collectively hold approximately 60% of the new joint venture.

Long Steel Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002. In 2006, its reported sales revenue was $7.4 billion RMB million ($900 million). It is the largest steel company in the province. It has a total annual production capacity of 3 million tons of finished steel products, 3 million tons of billet, 3 million tons of pig iron and 2.2 million tons of coke. Last year, the Chinese National Statistics Bureau ranked it among the top 50 steel companies in China in terms of output.

Long Steel Group operates as a fully-integrated steel production facility, which means it is capable of taking iron ore and other raw materials, processing them into crude steel and then processing the crude steel into finished steel products. Fewer than 100 steel companies in China have this fully-integrated steel production capacity.

Our joint venture, Long Men Joint Venture, assumes existing operating units of the Long Steel Group. The Long Steel Group contributed most of its working assets to the joint venture. Key units of the joint venture include:

•	Shaanxi Longmen Iron and Steel Group Co., Ltd., (“Base Steel Operations”): Includes 8 blast furnaces (total volume 1749 cubic meters), 4 converters (total load 150 tons) and 1 continuous casting mill;

•	Shaanxi Longmen Iron and Steel Group Co., Ltd., Xi’an Rolling Mill: Annual capacity is 700,000 tons of rebar - includes 1 semi-continuous mill line;

•	Shaanxi Longmen Iron and Steel Group Co., Ltd., Mulonggou Mining Co.: An iron-ore mine with 150,000 tons annual capacity;

•
Shaanxi Longmen Iron and Steel Group Co., Ltd., Changlong Transportation Co: A comprehensive transportation company combining railroad transportation, loading and discharging, maintenance as well as finished oil products and components - daily throughput capacity exceeds 5000 tons;

•	Shaanxi Longmen Iron and Steel Group Co., Ltd., Hancheng Yulong Hotel: A three-star rated, 125 room hotel and recreation complex catering to the construction and steel support industries;

•	Shaanxi Yuxin Commercial Trading Co., Ltd.; and

•	Shaanxi Yuteng Commercial Trading Co., Ltd.

Long Men Joint Venture employs 4,000 full-time and 2,000 part-time workers.

The annual capacity at Long Men Joint Venture is 2.5 million tons of crude steel. It is the largest steel producer in Shaanxi province. Last year, Long Steel Group recorded a shipment volume of 2.2 million tons of finished product, of which 94% was reinforced bar steel (rebar - a commodity grade steel used in construction to reinforce concrete), with the remainder being roundbar, wire rod and related products. These products are primarily used in building and infrastructure construction.

Long Men Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). They are generally considered regional products because their size, weight and dimension make them ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is 6 - 8 million tons. Slightly more than half of the province demand radiates from Xi’an, the province capital, located 180 km from the joint venture main site. We estimate in Xi’an we have a 72% market share.

An established regional network of 27 agents and 2 sales offices sell the joint venture’s products. Agents account for approximately 66% of sales. All products sell under the registered brand name of “Yulong” which enjoys strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi Han, Xi Tong and Xi Da provincial expressways, and are currently being used in the construction of the Xi’an city subway system.

Operating Results

We have three steel operating companies: Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”), and Shaanxi Long Men Iron and Steel Co., Ltd. (“Long Men Joint Venture”).

As Baotou Steel Pipe Joint Venture is a new start-up and its operation mainly started in the third quarter, we have not included the financial results from Baotou Steel Pipe Joint Venture in this analysis. We will begin including them in our analysis starting in the third quarter of this year.

Additionally, Long Men Joint Venture started its operations in June 2007. Its financial results for the month of June only are consolidated into our financial statements.

Sales Revenue and Gross Profit

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Overall, net sales for the three months ended June 30, 2007 were approximately $121.3 million compared to $29.4 million in the same period of 2006, an increase of 312%.

At Daqiuzhuang Metal, shipments for the three months ended June 30, 2007 climbed 47% to 97,381 tons from 66,359 tons in the same period last year. This increase is a result from a combination of factors, including a continued strong demand for light agricultural vehicles brought about by the central government’s effort to raise rural income, and our ability to capitalize on this demand through our increased 150,000 ton production capacity, 16 new distributors, 3 new sales offices and other strategic operating investments made in 2006. Average selling price per ton including sale of scrap for the three months ended June 30, 2007 increased to $447 from $443 in the same period of 2006. The increase in sales price mainly resulted from the overall steel market rebound.

At our new Long Men Joint Venture, shipments for the one month recorded in the three month period ended June 30, 2007 were 207,573 tons. The average selling price per ton was $375. Long Men Joint Venture accounted for $77.7 million in sales during the month of June. Since June was a transitional period, we believe revenues will increase in coming months at Long Men Joint Venture.

The following table displays sales and steel shipment data for General Steel by operating unit for the three months ended 2007 and 2006.

		2nd Quarter 2007		2nd Quarter 2006
Operating Unit		Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
		(in Tons)		(in Tons)
Daqiuzhuang Metal		97,381	$43,516,921	66,359	$29,398,358
Long Men Joint Venture	*	207,573	77,737,823	-	-

Totals		304,954	$121,254,744	66,359	$29,398,358

* Sales and shipment data from Long Men Joint Venture are for the month of June only. Data reflects 100% of the Long Men Joint Venture. General Steel, through its subsidiaries, owns 60% of the Long Men Joint Venture. The minority interest is removed after profits.

Overall, gross profit for the three months ended June 30, 2007 was approximately $8.11 million, an increase of 410% or $6.52 million from $1.59 million for the same period last year. Gross profit margin increased to 6.69% from 5.41% for the three month periods ended June 30, 2007 and 2006, respectively.

At Daqiuzhuang Metal, gross profit margin went down from 5.41% to 2.26% mainly due to increase in raw materials price. In view of this, we have adjusted our production mix in the third quarter to produce more silicon steel sheets which have a higher selling price and higher gross margin than our carbon steel sheets.

At our new Long Men Joint Venture, gross profit was $7.13 million and gross profit margin was 9.17% for the one month recorded in the second quarter. Geographic location gives our Long Men Joint Venture a unique competitive advantage over its competitors. Long Men Joint Venture is the largest integrated steel company in Shaanxi Province and the only steel company within a 250km radius. It uses iron ore and coke purchased regionally as primary raw materials to produce pig iron, crude steel and finished steel products. Its fully-integrated production ability and regionally sourced raw materials are key factors contributing to the high gross profit margin.

Long Men Joint Venture made $7.13 million in the month of June 2007. If June is an average month, Long Men Joint Venture would make $85.5 million for a 12 month period. Since we own 60% of the joint venture, based on these calculations, it would contribute $51.3 million in gross profit.

This is not to be taken as a projection. Rather it is an explanation of the current situation, so investors can judge the potential impact.

The following table displays gross profit and gross margin data for General Steel by operating unit for the three months ended 2007 and 2006.

		2nd Quarter 2007		2nd Quarter 2006
Operating Unit		Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal		$984,263	2.26%	$1,590,399	5.41%
Long Men Joint Venture	**	7,129,105	9.17%	-

Totals		$8,113,368	6.69%	$1,590,399	5.41%

** Gross profit and gross margin data reflect 100% of operations from Long Men Joint Venture for the month of June only. General Steel, through its subsidiaries, owns 60% of the Long Men Joint Venture. Minority interest is removed after profits.

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

Overall, net sales for the six months ended June 30, 2007 were approximately $158.9 million compared to $50 million in the same period of 2006, an increase of 217%.

At Daqiuzhuang Metal, shipments for the six months ended June 30, 2007 climbed 54% to 185,167 tons from 119,906 tons in the same period last year due to increase in production capacity, productivity and market development. Average selling price per ton including sale of scrap for the six months ended June 30, 2007 increased to $438 from $417 in the same period of 2006. The increase in sales price mainly resulted from the overall steel market rebound.

At our new Long Men Joint Venture, shipments represented in the six month period ended June 30, 2007 were 207,573 tons. Average selling price per ton was $375.

The following table displays sales and steel shipment data for General Steel by operating unit for the six months ended 2007 and 2006.

		H1 2007		H1 2006
Operating Unit		Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
		(in Tons)		(in Tons)
Daqiuzhuang Metal		185,167	$81,124,892	119,906	$50,040,860
Long Men Joint Venture	*	207,573	77,737,823	-	-

Totals		392,740	$158,862,715	119,906	$50,040,860

* Sales and shipment data from Long Men Joint Venture are for the month of June only. Data reflects 100% of the Long Men Joint Venture. General Steel, through its subsidiaries, owns 60% of the Long Men Joint Venture. The minority interest is removed after profits.

Gross profit for the six months ended June 30, 2007 was approximately $9.85 million, an increase of 233% or $6.89 million from $2.96 million for the same period last year. Gross profit margin increased to 6.20% from 5.91% for the six months ended June 30, 2007 and 2006.

The following table displays gross profit and gross margin data for General Steel by operating unit for the six months ended 2007 and 2006.

		H1 2007		H1 2006
Operating Unit		Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal		$2,717,268	3.35%	$2,958,697	5.91%
Long Men Joint Venture	**	7,129,105	9.17%	-

Totals		$9,846,373	6.20%	$2,958,697	5.91%

** Gross profit and gross margin data reflect 100% of operations from Long Men Joint Venture for the month of June only. General Steel, through its subsidiaries, owns 60% of the Long Men Joint Venture. Minority interest is removed after profits.

Cost of Sales

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall, cost of sales increased to $113.1 million for the three months ended June 30, 2007 from $27.8 million for the same period of 2006.

At Daqiuzhuang Metal, average cost per ton was $437 and $419, respectively for the three months ended June 30, 2007 and 2006. Cost of sales went up mainly due to the price increase in iron ore which is a raw material in the steel strip coil we buy for processing.

At our new Long Men Joint Venture, average cost per ton during the one month recorded in the period was $340.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the three months ended 2007 and 2006.

		2nd Quarter 2007		2nd Quarter 2006
Operating Unit		Shipment Volume	Sales	Shipment Volume	Sales
		(in Tons)		(in Tons)
Daqiuzhuang Metal		97,381	$42,532,658	66,359	$27,807,959
Long Men Joint Venture	***	207,573	70,608,718	-	-

Totals		304,954	$113,141,376	66,359	$27,807,959

*** Cost of sales and shipment volume data reflect 100% of operations of Long Men Joint Venture for the month of June only. General Steel, through its subsidiaries, owns 60% of the Long Men Joint Venture.

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

Overall cost of sales increased to $149 million for the six months ended June 30, 2007 from $47.1 million for the same period of 2006.

At Daqiuzhuang Metal, average cost per ton was $423 and $393, respectively for the six months ended June 30, 2007 and 2006. Cost of sales went up mainly due to the price increase in raw materials.

At our new Long Men Joint Venture, average cost per ton during the one month recorded in the period was $340.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the six months ended 2007 and 2006.

		H1 2007		H1 2006
Operating Unit		Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
		(in Tons)		(in Tons)
Daqiuzhuang Metal		185,167	$78,407,624	119,906	$47,082,163
Long Men Joint Venture	***	207,573	70,608,718	-	-

Totals		392,740	$149,016,342	119,906	$47,082,163

*** Cost of sales and shipment volume data reflect 100% of operations of Long Men Joint Venture for the month of June only. General Steel, through its subsidiaries, owns 60% of the Long Men Joint Venture.

Selling, General and Administrative Expenses

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $2.84 million for the three months ended June 30, 2007, compared to $0.81 million for the same period of 2006. This increase is due to additional SG&A expense at the new Long Men Joint Venture which is about $1.76 million. As a point of reference, Long Men Joint Venture employs approximately 4,000 full-time employees. Another large component of the increase came from the legal and accounting and other professional expenses for the public listed company mainly associated with our newly added joint ventures.

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

Selling, general and administrative expenses were $3.47 million for the six months ended June 30, 2007, compared to $1.55 million for the same period of 2006. This increase is because our new Long Men Joint Venture added $1.76 million to SG&A expense in June.

Other income (expense)

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Other income (expense) for the three months ended June 30, 2007 consisted mainly of finance charges, interest income and other non-operating income (expense). Interest expense was $1.76 million for the three months ended June 30, 2007, compared to $0.68 million for the same period in 2006. This increase is attributable the $48.6 million outstanding bank loans at Long Men Joint Venture as of June 30, 2007. Total outstanding short term loans increased to $113.8 million from $31.4 million as of June 30, 2007 and 2006, respectively.

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

Interest expense was $2.40 million for the six months ended June 30, 2007, a 96% increase compared to $1.22 million for the same period in 2006 due to increase in short term loans.

Net income

Three months ended June 30, 2007 compared with three months ended June 30, 2006

Overall, net income was $1.9 million for the three months ended June 30, 2007 compared to $86,598 for the same period of 2006, a 2,086% increase. These results reflect a full three month operating period for one of our subsidiaries and partial quarter results from our other two subsidiaries. We anticipate that next quarter will reflect a full three month operating period for all our subsidiaries.

Long Men Joint Venture made $1.71 million in the month of June. As we have noted, June was a start-up transitional period. We expect stronger sales and earnings from the Long Men Joint Venture in the coming quarter.

Six months ended June 30, 2007 compared with Six months ended June 30, 2006

Net income was $2.37 million for the six months ended June 30, 2007 compared to $0.34 million for the same period of 2006, a 599% increase.

Earnings per share

Earnings per share was $0.060 and $0.075 for the three and six months ended June 30, 2007. Earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$1,893,299	$86,598	2,368,166	$339,003
Weighted-average of
common stock o/s	31,444,665	31,250,000	31,444,665	31,250,000

Earnings per share	$0.060	$0.003	0.075	$0.011

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2007 and 2006. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. Daqiuzhuang Metal has been approved for this tax benefit and will be exempt from income tax for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009.

Our new Long Men Joint Venture is located in the mid-west region of China. It qualifies for the Go-West tax rebate of 15% tax rate promulgated by the government. We are currently applying for this special tax treatment. Until the application is approved, 33% income tax rate will apply at Long Men Joint Venture.

For the three months ended June 30, 2007, we had a tax expense of $1.2 million. For the six months ended June 30, 2007, we had a tax expense of $1.33 million.

Minority interest

Minority interest represents Long Steel Group’s 40% interest in Long Men Joint Venture.

Accounts Receivable

Accounts receivable were $20.7 million as of June 30, 2007 compared to $17.1 million on December 31, 2006.

We recognize the revenue when we ship out products and passed the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance amount if needed. We believe the accounts receivable is collectible. Never-the-less, to be conservative and prudent in our management practice, as of June 30, 2007, we reserved $140,662 for bad debt allowance based on our reasonable estimate.

Our new Long Men Joint Venture didn’t obtain the VAT invoices from the local tax bureau until late July. All the sales and purchases made by the joint venture were carried out through our joint venture partner, Long Steel Group. The sales proceeds collected by Long Steel Group will be paid back to the joint venture in the third quarter.

Long Men Joint Venture

On June 15, 2007, General Steel Holdings Inc. and Shaanxi Long Men Iron and Steel (Group) Co., Ltd. (referred to as Long Steel Group) signed the agreement to form Shaanxi Long Men Iron and Steel Co., Ltd. (referred to as Long Men Joint Venture). Long Men Group will contribute its operating facility and corresponding debt with an appraised net asset value of RMB 200 million. General Steel Holdings Inc. will contribute RMB 300 million to the Long Men Joint Venture through its subsidiaries which are Daqiuzhuang Metal and Tianjin Qiu Steel Investment Co., Ltd. (referred to as Qiu Steel Investment). Long Steel Group will own 40% of the Long Men Joint Venture and General Steel Holdings Inc. through its subsidiaries will own approximately 60% of the Long Men Joint Venture. The Long Men Joint Venture obtained the business license on June 22, 2007 and according to the agreement between two parties, General Steel will start to consolidate the financial result since June 1, 2007.

Assets acquired and debts assumed of the transaction are listed as below:

Item	Long Steel Balance Sheet May 31, 2007 Fair Value	Assumed by Long Men Joint Venture
Current assets	$317,744,960	$98,530,222
Property, plant, and equipment	186,915,879	164,811,374
Intangible assets	20,128,972	19,543,875
Other assets	99,604,841
Total assets	624,394,652	282,885,471

Current liability	473,168,746	223,776,221
Long term liability	38,246,111	32,809,250
Total liabilities	511,414,857	256,585,471

Net assets	$112,979,795	$26,300,000

Pro Forma

The following unaudited pro forma condensed income statement for six months ended June 30, 2007 and the year ended December 31, 2006 was prepared under Generally Accepted Accounting Principles and as if the Long Men Joint Venture had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

	Six months ended	Year ended
	June 30, 2007	December 31, 2006
Sales	$636.3	$815.8
Cost of sales	587.4	775.5
Gross Profit	48.9	40.3
SG&A expenses	15.3	14.9
Other	14.9	5.6
Operating income from income tax	18.7	19.8
Income tax	2.8	2.7
Net income before minority interest	15.9	17.1
Minority interest	5.9	6.9
Net income	$10.0	$10.2
(US Dollars, in millions)

Liquidity and capital resources

Due to the strong market demand for our products and our new addition of Long Men Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks every year. Cash balance amounted to $44.3 million and $6.8 million as of June 30, 2007 and December 31, 2006, respectively.

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2007 was $10.7 million compared to $6.4 million used in the same period of 2006. This change was mainly due to the combination of the following factors.

Our net income for the six months ended June 30, 2007 was $2.4 million, an increase of $2.1 million compared to $0.3 million in the same period of 2006. Accounts receivable increased by $0.5 million compared to the beginning of the year. Our new Long Men Joint Venture didn’t obtain the VAT invoices from the local tax bureau until late July. All the sales and purchases made by the joint venture were carried out through our joint venture partner, Long Steel Group. All the sales proceeds and purchase cost were carried on a net basis payable to Long Steel Group until the VAT invoices were received in July.

Accounts payable, other payables, accrued liabilities, customer deposits and tax payable went up by $31.5 million compared to the beginning of the year. The increase in these accounts helped the company generate positive cash flows from operating activities.

Investing activities

Net cash provided by investing activities was $3.04 million for the six months ended June 30, 2007 compared to $3.6 million used in the same period of 2006. This increase in cash provided by investing activities mainly resulted from a $6.2 million debt from Yangpu Shengtong Investment to Tianjin Qiu Steel Investment’s former shareholders which is a related party.

Financing activities

Net cash provided by financing activities was $22.3 million for the six months ended June 30, 2007 compared to $3.7 million in the same period of 2006. This increase was mainly to the increase in bank borrowings. Short term loans increased from $30.3 million to $113.8 million and notes payable increased from $8.2 million to $43.4 million since the beginning of the year. Due to the raw materials purchases and other investment needs, our notes payable increased from $8.2 million to $43.4 million for the first half of 2007. Restricted cash associated with these notes also went up by $9.31 million.

Compliance with environmental laws and regulations

Long Men Joint Venture:

Since 2002, our joint venture partner, Long Steel Group has invested RMB 580 million (approximate $76 million) in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste. In 2005 it received ISO 14001 certification for its overall environmental management system. Long Steel Group has received several awards from the Shaanxi provincial government for its increasing effort in environmental protection.

Long Steel Group has spent more than RMB 33 million (approximate $4.3 million) on a comprehensive waste water recycling and water treatment system. The new 2,000m3/h treatment capacity system was implemented at the end of 2005. As a result, in 2006, new water consumption per ton of steel produced dropped by 77% to 1.09 ton.

Long Steel Group has built one 10,000m3 coke-oven gas tank and one 50,000m3 blast furnace coal gas tank to collect the residual coal gas produced from its own facility and that of surrounding enterprises. Long Steel Group also built a thermal power plant with two 25 KW dynamos that uses the residual coal gas from the blast furnaces and converters as fuel to generate power.

Long Steel Group also has built several plants to further process solid waste generated from the steel making process into useful products such as construction materials, concrete blocks, porcelain tiles, curb tops, ornamental tiles, etc. The plants are capable of processing 400,000 tons of solid waste and generate revenue of more than RMB20 million (approximately $2.6 million) each year.

Daqiuzhuang Metal:

Based on the equipment, technologies and measures adopted, Daqiuzhuang Metal is not considered a high-pollution factory in China. The production process does not need much water and produces only a minimal amount of chemical waste. Daqiuzhuang Metal uses gas-fired reheat furnaces recommended by the State Environmental Protection Agency to heat raw materials and semi-finished products.

In 2005, the Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge to be reduced. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge.

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

New Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk and Related Risks

In the normal course of its business, General Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. General Steel does not use any derivative commodity instruments to manage the price risk. General Steel’s market risk strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2007 annual production capacity of 1.8 million tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $1.8 million.

Interest Rate Risk

The Company is subject to interest rate risk since its outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

General Steel’s operating units, Daqiuzhuang Metal and Long Men Joint Venture are both located in China. The operation purchase, produce and sell all of the steel products domestically. It is subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the average Renminbi exchange rate would result in a $0.4 million charge to income for the six months ended June 30, 2007.

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

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be five major competitors of similar size, production capability and product line in the market place:

•	At Daqiuzhuang Metal: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant.

•	At Long Men Joint Venture: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the first six months of 2007, approximately 37% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron and steel.

The major raw materials that we purchase for production are iron ore, steel slabs and strip steel. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those increases to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government. In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese Government’s involvement in the economy may affect our business operations, results of operations and our financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has filed a definitive information statement on Schedule 14C on June 25, 2007 and distributed such an Information Statement to its public stockholders in connection with the amendment to the Company’s Certificate of Incorporation to increase of the number of authorized common stock thereunder and to create the preferred stock of the Company.

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

General Steel Holdings, Inc.(Registrant)

Date: August 20, 2007	By:	/s/ Zuo Sheng Yu
Zuo Sheng Yu
Chief Executive Officer and Chairman

Date: August 20, 2007	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer