Form 10-Q
period 2007-09-30
GENERAL STEEL HOLDINGS INC
filed 2007-11-14
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

The number of shares of Common Stock outstanding on November 14, 2007 was 34,634,765.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Certain financial information included in this quarterly report has been derived from data originally prepared in Renminbi ("RMB"), the currency of the People's Republic of China ("China" or "PRC"). For the purposes of this quarterly report, the balance sheet amounts with the exception of equity at September 30, 2007 were translated at 7.50 RMB to $1.00 USD as compared to 7.80 RMB at December 31, 2006. The equity accounts were stated at their historical rate. The average translation rate of 7.55 RMB for the three months ended September 30, 2007 was applied to income statement accounts.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$6,781,439	$6,831,549
Restricted cash	10,073,014	4,231,523
Accounts receivable, net of allowance for doubtful accounts of $142,694 and $137,132 as of September 30, 2006 and December 31, 2006, respectively	18,522,393	17,095,718
Accounts receivable - related parties	12,436,638	-
Notes receivable	14,816,424	537,946
Other receivables	2,246,237	268,784
Other receivables - related parties	1,334,000	850,400
Inventories	74,116,266	12,489,290
Advances on inventory purchases	60,350,015	2,318,344
Advances on inventory purchases - related parties	24,662,603	-
Prepaid expenses - current	470,166	46,152
Total current assets	225,809,195	44,669,706

PLANT AND EQUIPMENT, net	207,347,239	26,606,594

OTHER ASSETS:
Advances on equipment purchases	211,431	-
Prepaid expenses - non current	846,755	740,868
Intangible assets - land use right, net of accumulated amortization	21,324,413	1,804,440
Total other assets	22,382,599	2,545,308

Total assets	$455,539,033	$73,821,608

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$96,096,557	$3,001,775
Accounts payable - related parties	725,131	-
Short term loans - bank	76,267,448	30,284,686
Short term loans - others	37,151,900	-
Short term loans - related parties	19,376,350	-
Short term notes payable	41,247,280	8,153,520
Other payables	6,650,517	355,142
Other payable - related partites	15,461,042	-
Accrued liabilities	7,936,729	1,064,012
Customer deposits	50,909,808	1,093,602
Deposits due to sales representatives	1,795,297	2,051,200
Taxes payable	16,760,169	5,391,602
Investment payable	6,403,200	-
Distribution payable to minority shareholder	2,744,676	-
Shares subject to mandatory redemption	-	2,179,779
Total current liabilities	379,526,104	53,575,318

MINORITY INTEREST	36,582,894	6,185,797

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 and 0 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	3,093	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 34,564,665 and 32,426,665 shares (including 1,176,665 redeemable shares) issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	34,565	31,250
Paid-in-capital	22,857,207	6,871,358
Retained earnings	13,154,645	4,974,187
Statutory reserves	1,107,010	1,107,010
Accumulated other comprehensive income	2,273,515	1,076,688
Total shareholders' equity	39,430,035	14,060,493

Total liabilities and shareholders' equity	$455,539,033	$73,821,608

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES	$345,384,337	$46,957,797	$504,247,052	$96,998,657

COST OF SALES	319,494,586	45,404,450	468,510,928	92,486,613

GROSS PROFIT	25,889,751	1,553,347	35,736,124	4,512,044

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,795,307	605,801	10,269,918	2,155,612

INCOME FROM OPERATIONS	19,094,444	947,546	25,466,206	2,356,432

OTHER EXPENSE, NET	2,916,768	623,105	4,378,586	1,370,798

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	16,177,676	324,441	21,087,620	985,634

PROVISION FOR INCOME TAXES	2,025,389	-	3,359,271	-

NET INCOME BEFORE MINORITY INTEREST	14,152,287	324,441	17,728,349	985,634

LESS MINORITY INTEREST	6,151,792	144,644	7,359,688	466,834

NET INCOME	8,000,495	179,797	10,368,661	518,800

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	374,568	222,417	1,196,827	405,053

COMPREHENSIVE INCOME	$8,375,063	$402,214	$11,565,488	$923,853

WEIGHTED AVERAGE NUMBER OF SHARES	32,343,332	31,250,000	31,704,912	31,250,000

EARNING PER SHARE, BASIC AND DILUTED	$0.25	$0.01	$0.33	$0.02

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
								Accumulated
	Preferred stock		Common stock			Retained earnings		other
					Paid-in	Statutory		comprehensive
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	income	Totals

BALANCE, January 1, 2006	-	$-	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$399,188	$12,349,785

Net income							518,800		518,800
Foreign currency translation adjustments								405,053	405,053

BALANCE, September 30, 2006, unaudited	-	$-	31,250,000	$31,250	$6,871,358	$840,753	$4,726,036	$804,241	$13,273,638

Net income							514,408		514,408
Adjustment to statutory reserve						266,257	(266,257)		-
Foreign currency translation adjustments								272,447	272,447

BALANCE, December 31, 2006	-	$-	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$1,076,688	$14,060,493

Net income							10,368,661		10,368,661
Preferred stock issued for acquistion of minority interest, net of dividend distribution to Victory New	3,092,899	3,093			8,370,907		(2,188,203)		6,185,797
Conversion of redeemable stock at $1.95/share			1,176,665	1,177	2,293,320				2,294,497
Common stock issued for service, $1.32/share			18,000	18	23,742				23,760
Common stock issued by $2.50/share			2,120,000	2,120	5,297,880				5,300,000
Foreign currency translation adjustments								1,196,827	1,196,827

BALANCE, September 30, 2007, unaudited	3,092,899	$3,093	34,564,665	$34,565	$22,857,207	$1,107,010	$13,154,645	$2,273,515	$39,430,035

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,368,661	$518,800
Adjustments to reconcile net income to cash used in operating activities:
Minority interest	7,359,688	466,834
Depreciation	5,491,604	1,008,036
Amortization	429,662	222,400
(Gain) Loss on disposal of equipment	(4,013)	28,005
Stock issued for services	33,332	-
Interest expense accrued on mandatory redeemable stock	114,726	344,178
Interest expense accrued on short term loan to related parties	424,580	-
Changes in operating assets and liabilities
Accounts receivable	8,679,486	(9,928,845)
Accounts receivable - related parties	(12,179,328)	-
Notes receivable	(7,984,262)	(1,106,993)
Other receivables	(1,428,924)	(7,476)
Other receivables - related parties	(456,000)	(850,400)
Inventories	(7,110,388)	(4,681,528)
Advances on inventory purchases	(61,418,795)	3,737,173
Advances on inventory purchases-related parties	(11,329,255)	-
Prepaid expenses - current	(282,484)	(86,541)
Accounts payable	84,348,627	145,602
Accounts payable - related parties	710,128	-
Other payables	4,353,966	137,713
Other payable - related parties	(63,100,758)	(980,000)
Accrued liabilities	5,182,043	821,858
Customer deposits	16,307,900	64,917
Taxes payable	10,887,436	2,611,959
Net cash used in operating activities	(10,602,368)	(7,534,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	680,132	-
Increase in investment payable	6,270,720	-
Increase in short term investment	-	37,494
Notes receivable-related parties	-	2,722,629
Advances on equipment purchases	(207,056)	1,061,493
Deposits due to sales representatives	(332,087)	538,664
Cash proceeds from sale of equipment	43,652	-
Purchase of equipment	(12,159,159)	(5,299,576)
Net cash used in investing activities	(5,703,798)	(939,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Restriced cash	(1,633,346)	(80,218)
Borrowings from related parties	18,550,906	-
Borrowings on short term loans - banks	52,924,877	21,309,090
Payments on short term loans - banks	(63,199,713)	(17,497,200)
Borrowings on short term loans - others	5,225,600	-
Payments on short term loans - others	(1,437,040)	-
Borrowing on short term notes payable	42,484,128	6,074,028
Payment on short term notes payable	(40,001,968)	(6,074,028)
Cash received on stock issuance	5,290,428	-
Cash received from shareholder	1,500,000	-
Cash contribution received from minority shareholders	783,840	-
Payment to minority shareholder	(4,291,634)	-
Net cash provided by financing activities	16,196,078	3,731,672

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	59,978	102,648

DECREASE IN CASH	(50,110)	(4,639,284)

CASH, beginning of period	6,831,549	8,648,373

CASH, end of period	$6,781,439	$4,009,089

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 1 - Background

The Company was established on August 5, 2002. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd and 70% owned subsidiary, Daqiuzhuang Metal principally engages in the manufacturing of hot rolled carbon and silicon steel sheets which are mainly used on tractors, agricultural vehicles and in other specialty markets. Daqiuzhuang Metal sells its products through both retailers and wholesalers.

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (Victory New), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder Yu Zu Sheng (aka Henry Yu) to acquire Victory New’s 30% interest in Daqiuzhuang Metal. General Steel agreed to issue to the original shareholder of Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock with a fair value of $8,374,000, which have a voting power of 30% of the combined voting power of the Company’s common and preferred stock for the entire life of the Company. As a result of the acquisition, the Company has increased its equity interest in Daqiuzhuang Metal from 70% to 100%, and Daqiuzhuang Metal is a wholly owned subsidiary of the Company. See details in Note 18- Business Combinations.

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Agreement has increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a limited liability company formed under the laws of the People's Republic of China (referred to as “Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its license on May 25, 2007 and started its normal operation in July 2007. See more discussion in Note 18 - Business combinations.

Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou City, Inner Mongolia, China. It produces and sells welded steel pipes and primarily serves customers in the oil, gas and petrochemical markets. The current designed production capacity is 100,000 tons of steel pipes and will be increased to 600,000 tons by 2009.

On May 18, 2007, Daqiuzhuang Metal established Yangpu Shengtong Investment Co., Ltd. (referred to as “Yangpu Investment”) and injected registered capital totaling RMB100,000,000 or approximately $13,030,000 into the investment. The total registered capital of Yangpu Investment is RMB110,000,000 or approximately $14,333,000, and Daqiuzhuang Metal has a 99.3% ownership interest in Yangpu Investment.

Qiu Steel Investment Co., Ltd. (referred to as “Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest RMB148,000,000 or approximately $19,284,400 through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel is RMB150,000,000 or approximately $19,545,000. As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment. Qiu Steel Investment then becomes a subsidiary of Yangpu Investment and Daqiuzhuang Metal.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Yangpu Investment and Qiu Steel Investment are Chinese registered limited liability companies with a legal structure similar to a limited liability company organized under state laws in the United States of America. Those two companies were formed to acquire other businesses.

On June 15, 2007, General Steel Holdings Inc. and Shaanxi Long Men Iron and Steel (Group) Co., Ltd. (referred to as Long Men Group) signed an agreement to form Shaanxi Long Men Iron and Steel Co., Ltd. (referred to as Long Men Joint Venture). The parties agreed to make the effective date of the transaction June 1, 2007. General Steel Holdings Inc. contributed RMB300 million or approximately $39,450,000 through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment., to the Long Men Joint Venture. General Steel and Long Men Group will own 60% and 40% ownership interest in Long Men joint Venture, respectively. The Long Men Joint Venture obtained the business license on June 22, 2007. See more discussion in Note 18 - Business combinations.

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

On September 24, 2007, Long Men Joint Venture further acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd. (“EPID)” for RMB18,080,930, approximately $2,380,000 and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., (“Hualong”) for RMB3,287,980, approximately $430,000. The parties agreed to make the effective date of the transaction July 1, 2007.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table reflects the Company’s current organization structure:

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of all direct and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in the consolidation. The Long Men Joint Venture financial data from June 1, the effective date of the acquisition, to September 30, 2007 is included in the Company’s consolidated financial statements. The financial data of Environmental Protection Industry Development Co., Ltd. and Hualong Fire Retardant Materials Co., Ltd. are included in the Company’s financial statements from July 1 to September 30, 2007.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments amounted to $2,273,515 and $1,076,688 as of September 30, 2007 and December 31, 2006, respectively. Asset and liability amounts at September 30, 2007 and December 31, 2006 were translated at 7.50 RMB to $1.00 USD and 7.80 RMB to $1.00 USD, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2007 and 2006 were 7.66 RMB and 8.01 RMB, and for the three months ended September 30, 2007 and 2006 were 7.55 RMB and 8.00 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3%-5% residual value. Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $5,491,604 and $1,008,036, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $3,347,167 and $459,351, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. For the nine months ended September 30, 2007 and 2006, interest incurred by the Company was $5,325,281 and $1,344,433, respectively, and capitalized interest for the nine months ended September 30, 2007 and 2006 amounted to $656,471 and $0, respectively.

Plant and equipment consist of the following at:

	September 30, 2007	December 31, 2006
	(unaudited)
Buildings and improvements	$62,984,397	$9,338,865
Machinery	126,567,039	22,675,357
Transportation equipment	4,467,440	1,019,698
Other equipment	1,149,103	-
Construction in process	24,889,653	-
Totals	220,057,632	33,033,920
Less accumulated depreciation	(12,710,393)	(6,427,326)
Totals	$207,347,239	$26,606,594

Long-term assets of the Company are reviewed annually or more often if circumstances dictate, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the combined financial statements and accompanying notes. For example, the Company estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Concentration of risks

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks at September 30, 2007 and December 31, 2006 amounted to $16,528,750 and $11,058,636, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company has five major customers which represented approximately 58% and 31% of the Company’s total sales for the nine months ended September 30, 2007 and 2006, respectively. Five customers accounted for 41% of total accounts receivable as of September 30, 2007.

For the nine months ended September 30, 2007 and 2006, the Company purchased approximately 53% and 95%, respectively, of its raw materials from five major suppliers. There is no accounts payable to these suppliers as of September 30, 2007.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions, and these amounts were $10,073,014 and $4,231,523 as of September 30, 2007 and December 31, 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Supplies	$1,340,338	$1,061,773
Raw materials	40,918,058	2,827,127
Finished goods	31,857,870	8,600,390
Totals	$74,116,266	$12,489,290

Raw materials consist primarily of iron ore and coke at Long Men Joint Venture and steel strip at Daqiuzhuang Metal The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of September 30, 2007 and December 31, 2006 the Company believes no reserves are necessary.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total amount of $3,167,483. The land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino Joint Venture in 2004 and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

Long Men Group contributed land use rights for a total amount of $19,823,885 to the Long Men Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052.

The Company’s land use rights are as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
Land use right	$22,991,368	$3,041,733
Accumulated Amortization	(1,666,955)	(1,237,293)
Totals	$21,324,413	$1,804,440

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable. Total amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $429,662 and $222,400 respectively. Amortization expense for the three months ended September 30, 2007 and 2006 amounted to $214,288 and $74,561, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Shares subject to mandatory redemption

The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. The Company issued redeemable stock in September 2005. The amount is presented as a liability on the balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date. As of September 30, 2007, redemption feature on all the shares issued was expired and subsequently the shares were reclassified from liability to equity. See note 14 for details.

Share-based compensation

The Company records stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments," ("FAS123R"), which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period of services rendered.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and December 31, 2006. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Under the Income Tax Laws of PRC, the Company’s subsidiary, Daqiuzhuang Metal, is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. The Company’s subsidiary, Daqiuzhuang Metal, became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. Daqiuzhuang Metal is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of PRC, it is eligible for an income tax rate of 24%. Therefore, Daqiuzhuang Metal is exempt from income taxes for the years ended December 31, 2005 and 2006 and is entitled to 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2007, 2008 and 2009.

The Company’s other subsidiary, Long Men Joint Venture, is located in the mid-west region of China. It qualifies for the Go-West tax rebate of 15% tax rate promulgated by the government, therefore income tax is accrued at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia, is subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes)

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

The provision for income taxes for the nine and three months ended September 30 consisted of the following:
	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Provision for China Income Tax	$3,053,883	$-	$1,841,263	$-
Provision for China Local Tax	305,388	-	184,126	-
Total Provision for Income Taxes	$3,359,271	$-	$2,025,389	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0
China income tax exemption	(17.1)
Total provision for income taxes	15.9%	-%

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

VAT on sales and VAT on purchases amounted to $100,209,901 and $70,869,712 for the nine months ended September 30, 2007 and $16,489,771 and 12,139,751, for the nine months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2007	December 31,
	(unaudited)	2006
VAT taxes payable	$12,119,622	$5,317,466
Income taxes payable	3,346,150	-
Misc taxes	1,294,397	74,136
Totals	$16,760,169	$5,391,602

Shipping and handling

Shipping and Handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are expensed. Shipping and handling expenses for the nine months ended September 30, 2007 and 2006 amounted to $1,360,302 and 153,377 respectively. Shipping and handling for the three months ended September 30, 2007 and 2006 amounted to $987,724 and $82,252, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

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
SEPTEMBER 30, 2007
(UNAUDITED)

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Under SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", entities that have issued mandatory redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common shares that are to be redeemed or repurchased in calculating basic and diluted earnings per share. Thus the 1,176,665 shares described in note 14 have been excluded from the September 30, 2006 earnings per share calculations.

As described in Note 18, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock to purchase 30% minority ownership of Daqiuzhuang Metal. The preferred stock cannot be converted to common stock so it is excluded from the earning per share calculation. In addition, since no common stock equivalents existed at September 30, 2007 and 2006, the basic EPS equals the diluted EPS.

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$8,000,495	$179,797	$10,368,661	$518,800
Weighted average shares outstanding	32,343,332	31,250,000	31,704,912	31,250,000
Earnings per share, basic and diluted	$0.25	$0.01	$0.33	$0.02

Note 4 - Supplemental disclosure of cash flow information

Interest paid amounted to $5,981,387 and $1,376,863 for the nine months ended September 30, 2007 and 2006, respectively.

Income tax paid amounted to $124,454 and $0 during the nine months ended September 30, 2007 and 2006.

On February 12, 2007, the Company issued 18,000 shares of common for investor relations services rendered in the amount of $23,742.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In May 2007, the Company issued 3,092,899 shares of preferred stock with a fair value of $8,374,000 to the former shareholders of Victory New Holdings Inc. to purchase the 30% the minority ownership of Daqiuzhuang Metal.

On September 1, 2007, 1,176,665 shares of redeemable stock was converted into common shares resulting in a reclassification of $2,294,497 from liabilities to equity,

Note 5 - Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Accounts receivable include trade accounts due from the customers. Management believes that the trade accounts are fully collectible as these amounts are being collected throughout the year. Also, management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary. The allowance for doubtful accounts as of September 30, 2007 and December 31, 2006 amounted to $142,694 and $137,132, respectively.

	For the nine months ended
Allowance for doubtful accounts	September 30, 2007 (Unaudited)	For the year ended December 31, 2006
Beginning balance	$137,132	$1,371
Additions	-	135,761
Deductions	-	-
Exchange rate effect	5,562	-
Ending balance	$142,694	$137,132

Note 6 - Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit their request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request. The Company had $14,816,424 and $537,946 outstanding as of September 30, 2007 and December 31, 2006, respectively.

Note 7 - Prepaid expenses

Prepaid expenses consisted of the followings:

	September 30, 2007		December 31, 2006
	(unaudited)
	Current	Long-term	Current	Long-term
Rent	$69,548	$290,777	$46,152	$225,523
Utilities	400,618	-	-	-
Land use right	-	555,978	-	515,345
Total	$470,166	$846,755	$46,152	$740,868

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company’s prepaid expenses include utilities, prepaid rent for the dormitory for its employees and land use rights in order to expand its manufacturing capabilities. As of September 30, 2007 and December 31, 2006, prepaid rent for dormitory amounted to $360,325 and $271,675, respectively, and prepaid rent for land use rights amounted to $555,978 and $515,345, respectively. See note 19 for more details.

Note 8 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has a legally binding contract with its vendors for the guarantee deposit, which is to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount was $85,012,618 and $2,318,344 as of September 30, 2007 and December 31, 2006, respectively.

Note 9 - Related party transactions

The Company has advances to and from Golden Glister Holdings Limited for short term cash flow purposes. Golden Glister Holdings Limited is incorporated in the territory of the British Virgin Islands which the Company’s Chairman and CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu) is the majority shareholder. The Company had a payable to Golden Glister of $1,287,600 at September 30, 2007 and a receivable from Golden Glister of $850,400 at December 31, 2006. The payable is non interest bearing and the Company has agreed to pay back the amount on a short term basis in cash.

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Yu Zuo Zheng (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. The total rental income for nine months ended September 30, 2007 and 2006 was $1,200,600 and $0, respectively. Total rental income for the three months ended September 30, 2007 and December 31, 2006 amounted $391,920 and $0, respectively.

The Company’s short term loan of $6,670,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Yu Zuo Sheng (aka Henry Yu).

The Company acquired the 30% minority ownership of Daqiuzhuang from Victory New which was legally owned by Mr. Yu Zuo Sheng’s mother and under Mr. Yu’s control. See details of acquisition of minority interest in Note 18. The Company has a payable totaling $50,000 to Mrs. Yu which is short term in nature and non interest bearing. The Company is expected to payback this amount in cash.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Long Men Joint Venture did not obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Long Men Group, and all the sales proceeds and purchase payments were recorded as receivables from or payables to Long Men Group. The total receivable from Long Men Group is $42,815,087 and the total payable to Long Men Group is $55,866,671. The net amount is a payable of $13,051,584 to Long Men Group.

Total related party sales amounted to $147,133,702 for the nine months ended September 30, 2007.

The following charts summarize the related party transactions as of September 30, 2007:

Accounts receivables-related parties

Subsidiary	Amount	Due from	Term	Manner of settlement
Daqiuzhuang Metal	$5,443,724	Tianjin Hengying	Short	Cash
Daqiuzhuang Metal	6,992,914	Tianjin Dazhan	Short	Cash
Total	$12,436,638

Other receivables-related parties
Subsidiary	Amount	Due from	Term	Manner of settlement
Tianjin Qiu Steel Investment	$600,300	Yang Pu Capital Automobile	Short	Cash
Tianjin Qiu Steel Investment	733,700	Beijing Wendlar	Short	Cash
Total	$1,334,000

Advances on inventory purchases- related parties
Subsidiary	Amount	Due from	Term	Manner of settlement
Daqiuzhuang Metal and Long Men Joint Venture	$12,744,965	Tianjin Hengying	Short	Deliver goods
Daqiuzhuang Metal and Long Men Joint Venture	11,917,638	Tianjin Dazhan	Short	Deliver goods
Total	$24,662,603

Short tem loan -related parties
Subsidiary	Amount	Due to	Term	Manner of settlement
Daqiuzhuang Metal rate of 6.5%	$14,708,517	Tianjin Dazhan	Annual interest rate of 6.5%	Cash
Daqiuzhuang Metal	4,667,833	Tianjin Hengying	Annual interest rate of 6.5%	Cash
Total	$19,376,350

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Accounts payable -related parties
Subsidiary	Amount	Due to	Term	Manner of settlement
Long Men Joint Venture	725,131	Minority shareholders	Short	Cash

Other payable-related parties
Subsidiary	Amount	Due to	Term	Manner of settlement
New Victory	$50,000	Shareholder	Short	Cash
Batou Steel Joint Venture	1,067,200	Tianjin Hengying	Short	Cash
Long Men Joint Venture	13,051,584	Long Men Group	Short	Cash
General Steel Investment	1,287,600	Golden Glister	Short	Cash
Yangpu Shengtong	4,658	Beijing Wandler	Short	Cash
Total	$15,461,042

Distribution payable to minority shareholder

Dividend payable of $2,744,676 represents dividend owed to the minority interest of Long Men Joint Venture’s subsidiaries, Environmental Protection Industry Development Co., Ltd. and Hualong Fire Retardant Materials

Investment payable

In June 2007, Yangpu Investment and the former shareholders of Qiu Steel Investment entered into an agreement. Pursuant to this agreement, Yangpu Investment will receive 98.7% of the total equity of Qiu Steel Investment by injecting RMB148,000,000 or approximately $19,462,000. As of September 30, 2007, Yangpu Investment had payable amounted to RMB48,000,000 or approximately $6,403,200.

Note 10 - Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, which are normally due within one year. The loans due to banks can be renewed with the banks. The Company had a total of $132,795,698 (including 19,376,350 related party loans as discussed in note 9) and $30,284,686 short term loans as of September 30, 2007 and December 31, 2006, respectively.

The loans due to banks consisted of the following:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

DAQIUZHUANG METAL
	September 30, 2007	December 31,
	(unaudited)	2006
Loan from China Bank, JingHai Branch, due
September 2008. Monthly interest only payment at
6.732% per annum, secured by equipment
and property	$1,200,600	$1,153,800

Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from October to April 2008.
Monthly interest only payments ranging from
7.344% to 7.668% per annum, guaranteed by an
unrelated third party and secured by property and
equipment	10,015,672	9,625,256

Loan from Construction Bank of China, JinHai Branch, due
various dates in Auguest 2008. Monthly interest only
payment at 8.323% per annum, secured by properties	1,467,400	1,557,630

Loans from ShangHai PuFa Bank, due various dates from
July 2007 to March 2008. Monthly interest only
payments ranging from 6.435% to 6.732% per annum,
guaranteed by an unrelated third party	5,336,000	5,128,000

Loan from China Merchants Bank, due
November 2007. Quarterly interest only
payments at floating interest rate,105% of People's Bank
base rate, guaranteed by an unrelated third party.	8,004,000	7,692,000

Loan from ShenZhen Development Bank, due various
dates in March 2008. Monthly interest only
payment at 6.426% to 6.710% per annum, secured by
inventory and guaranteed by CEO of the Company.	6,670,000	5,128,000

Total	$32,693,672	$30,284,686

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

September 30, 2007	December 31,
(unaudited)	2006
LONG MEN JOINT VENTURE

Loans from Construction Bank,HanCheng Branch, due various
dates from October to September, 2008. Monthly interest only payments ranging from 6.73% to 8.02% per annum,
guaranteed by equipment.	3,201,600	-

Loans from Bank of China,HenCheng Branch, due various
dates from May 2008 to July 2008. Quarterly interest
payments ranging from 6.71% to 6.90% per annum.
guaranteed by an unrelated third party and an related party.	9,338,000	-

Loans from Credit Cooperatives,due various dates
from March 2008 to August 2008. Monthly interest payments by 11.02% per annum.
guaranteed by an unrelated third party.	2,668,000	-

Loans from HuaXia Bank, due various dates from October
to December 2007. Monthly interest payment ranging from
5.83% to 7.33% per annum.
guaranteed by epuipment.	5,202,600	-

Loan from Communication Bank, due October 2007,Quarterly
interest only payments, annual interest rate of 7.34%,
guaranteed by equipment.	3,335,000	-

Loan from China Merchants Bank,due September 2008,
Monthly interest payments,annual interest rate of 9.13%,
guaranteed by equipment and unrelated third parties.	6,670,000	-

Loan from China Everbright Bank, due November 2007. Monthly
interest only payments, annual interest rate of 6.12%,
guaranteed by an unrelated third party.	2,668,000	-

Total - Long men joint venture	$43,573,776	$-
Grand totals	$76,267,448	30,284,686

Long Men joint venture also has various loans from non related companies and individuals which are due within on year. The loans are unsecured, annual interest rates ranging from 8% to 12%. As of September 30, 2007, these loans outstanding amounted to $37,151,900.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company had the following short term notes payable outstanding as of September 30, 2007 and December 31, 2006:

DAQIUZHUANG METAL
	September 30, 2007	December 31,
	(unaudited)	2006
China Bank, Jing Hai Branch, various amounts, due
October 2007, restricted cash required of 50%
of loan amount, guaranteed by the Company	$1,547,440	$1,487,120

Agricultural Bank of China, various amounts, due dates
ranging between October and March 2007,
restricted cash required of 50% of loan amount,
guaranteed by the Company and an unrelated third party	1,600,800	1,538,400

ShangHai PuFa Bank, due November 2007,
restricted cash required of 50% of loan balance,
guaranteed by an unrelated third party	5,336,000	5,128,000

Totals - Daqiuzhuang Metal	$8,484,240	$8,153,520

LONG MEN JOINT VENTURE
	September 30, 2007	December 31,
	(unaudited)	2006
Communication Bank, due January 2008
guaranteed by an unrelated third party.	$5,202,600	$-

China Merchants Bank , various amounts, due
January 2008, guaranteed by an unrelated third party.	6,670,000	-

China Everbright Bank of China, due January 2008
ranging between January to August 2007,
restricted cash required of 30% of loan amount,
paid by Long Men Steel Group,
guaranteed by Long Men Steel Group.	2,147,740	-

Hua Xia Bank, due date ranging between April and October 2007, restricted cash required of 50% of loan amount,
paid by Long Men Steel Group,
guaranteed by Long Men Steel Group.	5,336,000	-

ShangHai Pudong Development Bank, various amounts, due dates ranging between April to November 2007,
restricted cash required of 60% of loan amount,
paid by Long Men Steel Group,
guaranteed by Long Men Steel Group.	5,069,200	-

ShangHai PuFa Bank, due various dates from April to September 2007, restricted cash required of 50% of loan balance,
guaranteed by Long Men Steel Group.	8,337,500	-

Totals	32,763,040	-

Grand totals	$41,247,280	$8,153,520

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Total interest expense net of capitalized interest for the nine months ended September 30, 2007 and 2006 on all debt amounted to $4,284,413 and $1,531,447, respectively. Total interest expense for the three months ended September 30, 2007 and 2006 amounted to $1,994,274 and $537,928, respectively.

Note 11 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2007 and December 31, 2006 customer deposits including related parties deposits amounted to $50,909,808 and $1,093,602, respectively.

Note 12 - Deposits due to sales representatives

Daqiuzhuang Metal and One of Long Men Joint Venture’s subsidiaries, Yuxin Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $1,795,297and $2,051,200 in deposits due to sales representatives outstanding as of September 30, 2007 and December 31, 2006, respectively.

Note 13 - Other expenses and income, net

Other income and expense for the nine months ended September 30, 2007 and 2006 consist of the following:

	September 30, 2007		September 30, 2006
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
Finance /Interest expense	$4,276,092	$6,673,942	$657,697	$1,880,668
Interest income	(762,143)	(851,608)	(20,874)	(154,584)
Other non-operating income	(626,935)	(1,606,312)	(15,367)	(408,240)
Other non-operating expense	29,754	162,564	1,649	52,954
	$2,916,768	$4,378,586	$623,105	$1,370,798

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

For the nine months and three months ended September 30, 2007, other non-operating income includes rental income totaling $1,175,760 and $391,920, respectively, which represents land use rights subleased to a related party for one year as discussed in note 8.

During 2005, Daqiuzhuang Metal received an approval from the PRC local government for a two year income tax exemption and a three year 50% reduction in income tax rates. The local Chinese tax authority waived the previously accrued income tax accumulated prior to January 1, 2005 in the amount of $253,250 which was included as other non-operating income during the nine months ended September 30, 2006.

Note 14 - Private offering of redeemable stock

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

In accordance with SFAS 150, the Company recorded this stock issuance as a liability in the financial statements due to the mandatory redemption provision. The shares were recorded at fair value on the date of issuance, which was the net cash proceeds, plus any accrued interest up to March 31, 2007. The difference between the net proceeds, $1,606,151, and the redemption amount, $2,294,497, totaling $688,346, was accrued and amortized as interest expense through March 2007.

As of September 30, 2007, put option on all the redeemable shares has expired and all the shares are reclassified into equity.

Note 15 - Shareholders’ equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc.(known to us as RedChip Companies, Inc.) 18,000 shares of common stock as a portion of its compensation for investor relations services rendered in the amount of $23,742. Those shares were valued at the market price at the date of the agreement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On September 1, 2007, as discussed in Note 14, 1,176,665 shares of redeemable stock were reclassified from liabilities to common stock upon expiration of the redemption feature.

In September 2007, 2,120,000 shares of warrants were converted to common stock at $2.50 per share for total proceeds of $5,300,000 in cash.

Note 16 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $1,245,033 and $336,629 for the nine months ended September 30, 2007 and 2006, respectively. Total pension expense incurred amounted to $978,524 and $179,451 for the three months ended September 30, 2007 and 2006, respectively.

Note 17 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before an enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve funds and the enterprise fund and these statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2007 and 2006, the Company did not transfer any fund to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire plant and equipment or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not contributed to this fund.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 18 - Business combinations

Acquisition of 30% Minority Interest of Daqiuzhuang Metal

As previously described in Note 1, on May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings to acquire the remaining 30% interest in Daqiuzhuang Metal. General Steel agreed to issue Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock which have a voting power of 30% of the combined voting power of the Company’s common and preferred stock for the life of the Company. As a result of the acquisition, the Company increased its equity interest in Daqiuzhuang Metal from 70% to 100%.

Victory New Holdings is a newly formed entity under the control of the Company’s Chairman, CEO and majority shareholder Yu Zuo Sheng (aka Henry Yu). Victory New was legally owned by Mrs. Yang, Baoyin, Mr. Yu’s mother. Therefore, General Steel and Victory New were under common control. According to FASB Statement No. 141, "Business Combinations", acquisition of minority interests from entities under common control should be accounted for using the purchase method. The Company engaged a third party to determine the fair value of the 3,092,899 shares of the Company’s Series A Preferred Stock, which was $8,374,000. The premium over book value of $2,188,203 was accounted for as dividend distribution to the original shareholder of Victory New.

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

The Amended agreement states that the initial capital of the joint venture company will be approximately $6,400,000, equal to the registered capital. Baotou Steel will contribute RMB10,000,000, or approximately $1,270,000, and Daqiuzhuang Metal will contribute RMB40,000,000, or approximately $5,130,000. Daqiuzhuang Metal and Baotou Steel each contributed 30% of their portion of the registered capital to commence the business. This joint venture company obtained its business license on May 25, 2007. Operations began in the third quarter of 2007.

The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a limited liability company formed under the laws of the PRC. Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou City, Inner Mongolia, China. It produces and sells seamless and welded steel pipes.

The ownership will be comprised of the following:
% Ownership
Baotou Iron and Steel (Group) Co., Ltd.	20%
Daqiuzhuang Metal Sheet Co., Ltd	80%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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
Assets acquired and debts assumed in the transaction are listed as below:

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

Further on September 24, 2007, Long Men Joint Venture acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd. (“EPID)” for RMB 18,080,930 and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., (“Hualong”) for RMB 3,287,980. The parties agreed to make the effective date of the transaction July 1, 2007. Due to EPID, Huanlong, and Long Men Joint Venture are under common management control, this transaction was recorded at the book value as of the effective date.

Pro Forma

The following unaudited pro forma condensed income statements for the nine months ended September 30, 2007 and year ended December 31, 2006 were prepared under generally accepted accounting principles and as if the Long Men Joint Venture transactions had occurred on January 1, 2006. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Condensed Income Statements:
	For the nine months	For the year
	ended	ended
	September 30, 2007	December 31, 2006
	(In Million $)	(In Million $)
Sales	$988.2	$829.6
Cost of sales	901.4	786.1
Gross Profit	86.8	43.5
SG&A expenses	22.3	15.6
Other expense	18.2	5.6
Income before income tax and minority interest	46.3	22.3
Income tax	4.9	2.7
Net income before minority interest	41.4	19.6
Minority interest	14.9	6.9
Net income	$26.5	$12.7

Note 19 - Commitment and contingencies

The Company is obligated to contribute RMB40,000,000, or approximately $5,130,000, as registered capital of Baotou Steel Pipe Joint Venture. The Company has already made a capital contribution of approximately $1,734,200 as of September 30, 2007, and the rest of the required registered capital will be invested within a year. The remainder of the investment will come from the operating cash flow of Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200. Total rental expenses for the nine months ended September 30, 2007 and 2006 amounted to $35,273 and $33,745, respectively. Total rental expensed for the three months ended September 30, 2007 and 2006 amounted to $12,925 and $11,313, respectively.

Daqiuzhuang Metal has rented additional land for fifty years starting September 2005. The agreement was for Daqiuzhuang Metal to pay the first three years’ rent payments upon signing the agreement. The other forty years’ rent payment will be paid in full three years after the agreement date. Total amount of the rent over the 50 years period is approximately $1, 044,728 (or RMB8,067,400). During the period, the lessor has to assist Daqiuzhuang Metal in obtaining land use right. Upon obtaining land use right, Daqiuzhuang Metal will pay the remaining balance before September 2008 as stated in the agreement.

At September 30, 2007, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

For the year ended December 31,	Amount
2007	$-
2008	424,909
Thereafter	$-

Total rental expense of the land use right for the nine months ended September 30, 2007 and 2006 amounted to $15,808 and $15,123, respectively.

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

Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy and consummated controlling interest positions in two joint ventures. We are actively pursuing a plan to acquire additional assets.

We presently have controlling interest in three steel subsidiary companies:

•	Shaanxi Longmen Iron and Steel Co., Ltd. (Longmen Joint Venture);

•	Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal);

•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (Baotou Steel Pipe Joint Venture).

Steel Operating Companies

•	Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”)

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

On May 22, 2007, we filed a current report on Form 8-K announcing we agreed to acquire from Victory New Holdings, Ltd., a British Virgin Islands Company (“Victory New”), the remaining 30% outstanding shares of Daqiuzhuang Metal. The mother of Henry Yu, our Chairman and CEO, is the sole shareholder of Victory New. For the acquisition, we agreed to issue an aggregate of 3,092,899 shares of Series A Preferred Stock at $0.001 par value.

•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”)

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Amended and Restated Joint Venture Agreement has increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”). Baotou Steel will initially contribute RMB 10,000,000, or approximately US$1,270,000 taking 20% ownership interest in the Baotou Steel Pipe Joint Venture. Daqiuzhuang Metal will initially contribute RMB 40,000,000, or approximately US$5,130,000 taking 80% ownership interest in the Baotou Steel Pipe Joint Venture.

We have invested $1.56 million cash into this joint venture with the rest of the required register capital to be invested within a year. The remainder of the investment will come from the operating cash flow from Daqiuzhuang Metal.

Baotou Steel Pipe Joint Venture received its business license approval on May 25, 2007. It has four production lines capable of producing 100,000 tons of double spiral-weld pipes. These pipes are used in the energy sector to transport natural gas, oil and steam. Pipes produced at the mill have a diameter ranging from 219-1240 mm; a wall thickness ranging from 6-13 mm; and a length ranging from 6-12 m. Final production capacity at the mill will reach 600,000 tons in 2009. Additional products may also be added. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in Inner Mongolia and the Northwest region of China.

This joint venture started production and testing operations in the second quarter 2007 and began to generate revenue in the third quarter 2007.

•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”)

On June 15, 2007, through two subsidiaries, Daqiuzhuang Metal and Tianjin Qiu Steel Investment Co., Ltd., we entered into a joint venture agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through our two subsidiaries, we invested approximately $39 million cash and collectively hold approximately 60% of the new joint venture.

Long Steel Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002. In 2006, its reported sales revenue was $7.4 billion RMB million ($900 million). It is the largest steel company in the province. It has a total annual production capacity of 2.5 million tons. Last year, the Chinese National Statistics Bureau ranked it among the top 50 steel companies in China in terms of output.

Long Steel Group operates as a fully-integrated steel production facility, which means it is capable of taking iron-ore and other raw materials, processing them into crude steel and then processing the crude steel into finished steel products. Less than 10% of steel companies in China have fully-integrated steel production capacity.

Our joint venture, Longmen Joint Venture, assumes existing operating units of the Long Steel Group. The Long Steel Group contributed most of its working assets to the joint venture. Key units of the joint venture include:

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

Longmen Joint Venture employs 4,000 full-time and 2,000 part-time workers.

The annual capacity at Longmen Joint Venture is 2.5 million tons of crude steel. It is the largest steel producer in Shaanxi province. Last year, Long Steel Group recorded a shipment volume of 2.2 million tons of finished product, of which 94% was reinforced bar steel (rebar - a commodity grade steel used in construction to reinforce concrete), with the remainder being roundbar, wire rod and related products. These products are primarily used in building and infrastructure construction.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). They are generally considered regional products because their size, weight and dimension make them ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is 6 - 8 million tons. Slightly more than half of the province demand radiates from Xi’an, the province capital, located 180 km from the joint venture main site. We estimate in Xi’an we have a 72% market share.

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

On September 24, 2007, Longmen Joint Venture acquired controlling interest in two subsidiaries of the Long Steel Group. Both acquisitions were accretive to earnings.

The Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire its 74.92% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“EPID”). The Joint Venture paid RMB 18,080,930 (approximately US$ 2,380,000) in exchange for the ownership interest. The facility utilizes solid waste generated from the steel making process to produce products such as construction materials, building blocks, landscape tiles, curb tops, ornamental tiles, etc.

At the same time, the Longmen Joint Venture also entered into a second equity agreement with the Long Steel Group to acquire its 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). The Joint Venture paid RMB 3,287,980 (approximately US$ 430,000) in exchange for the ownership interest. The Joint Venture is the largest shareholder in the company. The facility produces fire-retardant materials used in various processes in the production of steel.

Stock listing on American Stock Exchange

General Steel Holdings, Inc. obtained listing approval from American Stock Exchange (AMEX) on September 28, 2007. The stock officially started to trade on AMEX on October 3, 2007 under the ticker symbol, “GSI”.

Operating Results

We have three steel operating companies: Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”), and Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”).

Owing to the second quarter start for both Baotou Steel Pipe Joint Venture and Longmen Joint Venture, the third quarter is the first quarter reflecting all three of our subsidiaries operating results for a full quarter.

Sales Revenue and Gross Profit

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Overall, net sales for the three months ended September 30, 2007 were approximately $345.4 million compared to $47.0 million in the same period of 2006, an increase of 636%.

At Daqiuzhuang Metal, shipments for the three months ended September 30, 2007 decreased 37% to 69,245 tons from 109,912 tons in the same period last year. This decrease is a result from shifting the product mix to a higher percentage of silicon sheet which takes longer to process than regular hot-rolled carbon sheet. Average selling price per ton including sale of scrap for the three months ended September 30, 2007 increased to $582 from $427 in the same period of 2006. The increase in sales price mainly resulted from the overall steel market rebound and increased amount of silicon sheets which are sold at a higher price compared to carbon steel sheets.

At Baotou Steel Pipe Joint Venture, shipments for the three months ended September 30, 2007 were 8,295 tons. Average selling price per ton including sale of scrap for the three months ended September 30, 2007 was $451.

At our Longmen Joint Venture, shipments for the three months ended September 30, 2007 were 736,916 tons. The average selling price per ton for the three months ended September 30, 2007 was $409.

The following table displays sales and steel shipment data for General Steel by operating unit for the three months ended September 30, 2007 and 2006, respectively.

		3rd Quarter 2007		3rd Quarter 2006
Operating Unit		Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
		(in Tons)		(in Tons)
Daqiuzhuang Metal		69,245	$40,315,887	109,912	$46,957,797
Baotou Steel Pipe Joint Venture	(a)	8,295	3,747,359	-	-
Longmen Joint Venture	(b)	736,916	301,321,091	-	-

Totals		814,456	$345,384,337	109,912	$46,957,797

(a) Sales and shipment data reflect 100% of the Baotou Steel Pipe Joint Venture for the three months ended September 30, 2007. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(b) Sales and shipment data reflect 100% of the Longmen Joint Venture for the three months ended September 30, 2007. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture. The minority interest is removed after profits.

Overall, gross profit for the three months ended September 30, 2007 was approximately $25.89 million, an increase of 1,567% or $24.34 million up from $1.55 million for the same period last year. Gross profit margin increased to 7.5% from 3.3% for the three months ended September 30, 2007 and 2006, respectively.

At Daqiuzhuang Metal, gross profit margin went down from 3.3% to 2.25% mainly due to increase in raw materials price. The price of iron-ore which is used to produce our feedstock at Daqiuzhuang Metal increased in the 3rd quarter compared to the same period last year.

At our Baotou Steel Pipe Joint Venture, gross profit was $139,428 and gross profit margin was 3.72% for the three months ended in September 30, 2007.

At our Longmen Joint Venture, gross profit was $24.8 million and gross profit margin was 8.24% for the three months ended September 30, 2007. Geographic location gives our Longmen Joint Venture a unique competitive advantage over its competitors. Longmen Joint Venture is the largest integrated steel company in Shaanxi Province and has no major competitors within a 250km radius. It uses iron-ore and coke purchased regionally as primary raw materials to produce pig iron, crude steel and finished steel products. Its fully-integrated production ability and regionally sourced raw materials are key factors contributing to the high gross profit margin.

The following table displays gross profit and gross margin data for General Steel by operating unit for the three months ended September 30, 2007 and 2006, respectively.

		3rd Quarter 2007		3rd Quarter 2006
Operating Unit		Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal		$910,749	2.25%	$1,553,347	3.3%
Baotou Steel Pipe Joint Venture	(c)	139,428	3.72%	-	-
Longmen Joint Venture	(d)	24,839,574	8.24%	-	-

Totals		$25,889,751	7.5%	$1,553,347	3.3%

(c) Gross profit and gross margin data reflect 100% of operations from Baotou Steel Pipe Joint Venture for the three months ended September 30, 2007. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. Minority interest is removed after profits.

(d) Gross profit and gross margin data reflect 100% of operations from Longmen Joint Venture for the three months ended September 30, 2007. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture. Minority interest is removed after profits.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Overall, net sales for the nine months ended September 30, 2007 were approximately $504.2 million compared to $97 million in the same period of 2006, an increase of 420%.

At Daqiuzhuang Metal, shipments for the nine months ended September 30, 2007 climbed 11% to 254,412 tons from 229,819 tons in the same period last year. The rise reflects an increase in market development as the 16 new distributors added in 2006 gained further traction in their respective markets, and an increase in productivity as our four new production lines, installed March 2006, reached full operating efficiencies by the end of 2006. Average selling price per ton including sale of scrap for the nine months ended September 30, 2007 increased to $477 from $422 in the same period of 2006. The increase in sales price mainly resulted from the overall steel market rebound and producing more silicon sheets in the product mix which are sold at a higher price compared to hot rolled carbon sheets.

At our Baotou Steel Pipe Joint Venture, shipments representing July through September operations in the nine months period ended September 30, 2007 were 8,295 tons. Average selling price per ton was $451.

At our Longmen Joint Venture, shipments representing June through September operations in the nine months period ended September 30, 2007 were 944,489 tons. Average selling price per ton was $401.

The following table displays sales and steel shipment data for General Steel by operating unit for the nine months ended September 30, 2007 and 2006, respectively.

		Nine Months 2007		Nine Months 2006
Operating Unit		Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
		(in Tons)		(in Tons)
Daqiuzhuang Metal		254,412	$121,440,779	229,819	$96,998,657
Baotou Steel Pipe Joint Venture	(e)	8,295	3,747,359	-	-
Longmen Joint Venture	(f)	944,489	379,058,914	-	-

Totals		1,207,196	$504,247,052	229,819	$96,998,657

(e) Sales and shipment data from Baotou Steel Pipe Joint Venture are for the months from July through September only. Data reflects 100% of the Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(f) Sales and shipment data from Longmen Joint Venture are for the months from June through September only. Data reflects 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture. The minority interest is removed after profits.

Gross profit for the nine months ended September 30, 2007 was approximately $35.7 million, an increase of 692% or $31.2 million from $4.5 million for the same period last year. Gross profit margin increased to 7.09% from 4.65% for the nine months ended September 30, 2007 and 2006.

The following table displays gross profit and gross margin data for General Steel by operating unit for the nine months ended September 30, 2007 and 2006, respectively.

		Nine Months 2007		Nine Months 2006
Operating Unit		Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal		$3,628,017	3.35%	$4,512,044	4.65%
Baotou Steel Pipe Joint Venture	(g)	139,428	3.72%	-	-
Longmen Joint Venture	(h)	31,968,679	8.43%	-	-

Totals		$35,736,124	7.09%	$4,512,044	4.65%

(g)
Gross profit and gross margin data from Baotou Steel Pipe Joint Venture are for the months from July through September only. Data reflects 100% of Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(h)
Gross profit and gross margin data from Longmen Joint Venture are for the months from June through September only. Data reflects 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture. The minority interest is removed after profits.

Cost of Sales

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall, cost of sales increased to $319.5 million for the three months ended September 30, 2007 from $45.4 million for the same period of 2006.

At Daqiuzhuang Metal, average cost per ton was $569 and $413, respectively for the three months ended September 30, 2007 and 2006. Cost of sales went up mainly due to the price increase in iron-ore which is a raw material in the steel strip coil we buy for processing. We also shifted more of our product mix to silicon steel sheets which have higher feedstock and processing costs than carbon steel sheets.

At our Baotou Steel Pipe Joint Venture, average cost per ton during the three months ended September 30, 2007 was $435.

At our Longmen Joint Venture, average cost per ton during the three months ended September 30, 2007 was $375.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the three months ended September 30, 2007 and 2006, respectively.

		3rd Quarter 2007		3rd Quarter 2006
Operating Unit		Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
		(in Tons)		(in Tons)
Daqiuzhuang Metal		69,245	$39,405,138	109,912	$45,404,450
Baotou Steel Pipe Joint Venture	(i)	8,295	3,607,931	-	-
Longmen Joint Venture	(j)	736,916	276,481,517	-	-

Totals		814,456	$319,494,586	109,912	$45,404,450

(i) Cost of sales and shipment volume data reflect 100% of operations of Baotou Steel Pipe Joint Venture for the three months ended September 30, 2007. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture.

(j) Cost of sales and shipment volume data reflect 100% of operations of Longmen Joint Venture for the three months ended September 30, 2007. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Overall cost of sales increased to $468.5 million for the nine months ended September 30, 2007 from $92.5 million for the same period of 2006.

At Daqiuzhuang Metal, average cost per ton was $463 and $402, respectively for the nine months ended September 30, 2007 and 2006. Cost of sales went up mainly due to the price increase in raw materials. We also shifted more of our product mix to silicon steel sheets which have higher feedstock and processing costs than carbon steel sheets.

At our Baotou Steel Pipe Joint Venture, average cost per ton was $435, representing July through September operations in the nine month period ended September 30, 2007.

At our Longmen Joint Venture, average cost per ton was $367, representing June through September operations in the nine month period ended September 30, 2007.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the nine months ended September 30, 2007 and 2006, respectively.

		Nine Months 2007		Nine Months 2006
Operating Unit		Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
		(in Tons)		(in Tons)
Daqiuzhuang Metal		254,412	$117,812,762	229,819	$92,486,613
Baotou Steel Pipe Joint Venture	(k)	8,295	3,607,931	-	-
Longmen Joint Venture	(l)	944,489	347,090,235	-	-

Totals		1,207,196	$468,510,928	229,819	$92,486,613

(k)
Cost of sales and shipment volume data from Baotou Steel Pipe Joint Venture are for the months from July through September only. Data reflects 100% of the Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(l)
Cost of sales and shipment volume data from Longmen Joint Venture are for the months from June through September only. Data reflects 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

Selling, General and Administrative Expenses

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $6.8 million for the three months ended September 30, 2007, compared to $0.61 million for the same period of 2006. SG&A expense as a percentage of sales revenue was 1.97% for the three months ended September 30, 2007 as opposed to 1.29% for the same period last year. This increase is due to additional SG&A expense at the new Longmen Joint Venture which is about $5.7 million. As a point of reference, Longmen Joint Venture employs approximately 4,000 full-time employees. Another component of the increase came from the legal and accounting and other professional expenses for the public listed company mainly associated with our newly added joint ventures.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Selling, general and administrative expenses were $10.27 million for the nine months ended September 30, 2007, compared to $2.16 million for the same period of 2006. This increase is largely attributable to the operations of the Longmen Joint Venture, which alone accounted for approximately $7.4 million in SG&A expense since June.

Other income (expense)

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Other income (expense) for the three months ended September 30, 2007 consisted mainly of finance charges, interest income and other non-operating income (expense). Interest expense was $4.28 million for the three months ended September 30, 2007, compared to $0.65 million for the same period in 2006. This increase is attributable to the $80.7 million outstanding bank loans at Longmen Joint Venture as of September 30, 2007. Total outstanding short term loans increased to $113.4 million from $30.3 million as of September 30, 2007 and 2006, respectively.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Interest expense was $6.67 million for the nine months ended September 30, 2007, a 227% increase from $1.88 million for the same period in 2006. The increase is traced to an increase in short term borrowings largely associated with the Longmen Joint Venture operations.

Net income

Three months ended September 30, 2007 compared with three months ended September 30, 2006

Overall, net income was $8.0 million for the three months ended September 30, 2007 compared to $0.18 million for the same period of 2006, a 4,350% increase. This is a result of our recently established joint ventures with Longmen Iron and Steel Group and Baotou Iron and Steel Group.

Longmen Joint Venture and Baotou Steel Pipe Joint Venture respectively made approximately $14 million and $68,000 before minority interest for the three months ended September 30, 2007.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006

Net income was $10.4 million for the nine months ended September 30, 2007 compared to $0.52 million for the same period of 2006, a 1,899% increase.

Earnings per share

Earnings per share was $0.25 and $0.33 for the three and nine months ended September 30, 2007. Earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income	$8,000,495	$179,797	10,368,661	$518,800
Weighted-average of
common stock o/s	32,343,332	31,250,000	31,704,912	31,250,000

Earnings per share	$0.25	$0.006	0.33	$0.017

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the nine months ended September 30, 2007 and 2006. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. Daqiuzhuang Metal has been approved for this tax benefit and will be exempt from income tax for the years ended December 31, 2005 and 2006 and 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009. The current effective income tax rate is 12%.

The effective income tax rate at our Baotou Steel Pipe Joint Venture is 33%.

Our Longmen Joint Venture is located in the mid-west region of China. The National Development Reform Commission (NDRC) granted it qualification approval to attain the “Go West” special tax treatment. This national tax treatment rewards companies contributing to the economic development of the Western Region by lowering their effective corporate tax rate from 33 percent to 15 percent. This change is effective July first and is reflected in our third quarter financial results.

For the three months ended September 30, 2007, we had a tax expense of $2.02 million. For the nine months ended September 30, 2007, we had a tax expense of $3.36 million.

Minority Interest

Minority interest mainly represents Long Steel Group’s 40% interest in Longmen Joint Venture and Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $31 million as of September 30, 2007 compared to $17.1 million on December 31, 2006.

We recognize the revenue when we ship out products and pass the titles of the products to our customers and distributors. At Daqiuzhuang Metal, we extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Never-the-less, to be conservative and prudent in our management practice, as of September 30, 2007, we reserved $142,694 for bad debt allowance based on our reasonable estimate.

Liquidity and capital resources

Due to the strong market demand for our products and our new Longmen Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks every year. Cash balance amounted to $6.78 million and $6.83 million as of September 30, 2007 and December 31, 2006, respectively.

Operating activities

Net cash used by operating activities for the nine months ended September 30, 2007 was $10.6 million compared to $7.5 million used in the same period of 2006. This change was mainly due to the combination of the following factors:

Our net income for the nine months ended September 30, 2007 was $10.4 million, an increase of $9.9 million compared to $0.5 million in the same period of 2006. Accounts receivable and accounts receivable-related party increased by $3.5 million compared to the beginning of the year. Notes receivable and other receivable in total also increased by approximately $9.9 million compared to the beginning of the year. Inventory and advances on inventory purchases increased by $79.9 million compared to the beginning of the year.

Accounts payable, other payables, accrued liabilities, customer deposits and tax payable went up by $58.7 million compared to the beginning of the year. The increase in these accounts helped the company generate positive cash flows from operating activities.

Investing activities

Net cash used by investing activities was $5.7 million for the nine months ended September 30, 2007 compared to $0.94 million used in the same period of 2006. This increase in cash used in investing activities mainly resulted from a $12.2 million on equipment purchase.

Financing activities

Net cash provided by financing activities was $16.2 million for the nine months ended September 30, 2007 compared to $3.7 million in the same period of 2006. This was mainly due to a bridge loan from our Chairman to consummate our Longmen Joint Venture.

Compliance with environmental laws and regulations

Longmen Joint Venture:

Since 2002, our joint venture partner, Long Steel Group, has invested RMB 580 million (approximate $76 million) in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste. In 2005 it received ISO 14001 certification for its overall environmental management system. Long Steel Group has received several awards from the Shaanxi provincial government for its increasing effort in environmental protection.

Long Steel Group has spent more than RMB 33 million (approximate $4.3 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. As a result, in 2006, new water consumption per ton of steel produced dropped by 77% to 1.09 ton.

Long Steel Group has built one 10,000m3 coke-oven gas tank and one 50,000m3 blast furnace coal gas tank to collect the residual coal gas produced from its own facility and that of surrounding enterprises. Long Steel Group also built a thermal power plant with two 25 KW dynamos that uses the residual coal gas from the blast furnaces and converters as fuel to generate power.

Long Steel Group also has built several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, ornamental tiles, etc. The plants are capable of processing 400,000 tons of solid waste and generate revenue of more than RMB20 million (approximately $2.6 million) each year.

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

In 2005, Daqiuzhuang County ordered an environmental clean-up campaign and required harmless waste water discharge to be reduced. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk and Related Risks

In the normal course of its business, General Steel is exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. General Steel does not use any derivative commodity instruments to manage the price risk. General Steel’s market risk strategy has generally been to obtain competitive prices for its products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2007 annual production capacity of 2 million tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $2 million.

Interest Rate Risk

The Company is subject to interest rate risk since its outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

General Steel’s operating units, Daqiuzhuang Metal, Longmen Joint Venture, and Baotou Steel Pipe Joint Venture are all located in China. They produce and sell all of their steel products domestically. They are subject to the foreign currency exchange rate risk due to the effects of fluctuations in the Chinese Renminbi on revenues and operating cost and existing assets or liabilities. General Steel has not generally used derivative instruments to manage this risk. A 10 percent decrease in the average Renminbi exchange rate would result in a $15.8 million charge to income for the nine months ended September 30, 2007.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no legal proceedings issued against or commenced by General Steel.

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

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be five major competitors of similar size, production capability and product line in the market place:

•	At Daqiuzhuang Metal: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant.

•	At Longmen Joint Venture: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.

•	At Baotou Steel Pipe Joint Venture: Tianjin Bo Ai Steel Pipe Co., Hebei Cangzhou Zhong Yuan Steel Pipe Co., Shanxi Taiyuan Guo Lian Steel Pipe Co.

In addition, with China’s entry into the World Trade Organization and China’s agreements to lift many of the barriers to foreign competition, we believe that competition will increase as a whole with the entry of foreign companies into this market. This may limit our opportunities for growth, lead to price pressure and reduce our profitability. We may not be able to compete favorably and this increased competition may harm our business, our business prospects and results of operations.

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

Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we might not be able to maintain our profitability or we may incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Implement our business model and strategy and adapt and modify them as needed;

•	Increase awareness of our brands, protect our reputation and develop customer loyalty;

•	Manage our expanding operations and service offerings, including the integration of any future acquisitions;

•	Maintain adequate control of our expenses;

•	Anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation; and

•	Anticipate mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

Our continued growth is dependent upon our ability to raise additional capital from outside sources. Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. That will require us to obtain additional financing through capital markets. In the future we may be unable to obtain the necessary financing on a timely basis and on favorable terms, and our failure to do so may weaken our financial position, reduce our competitiveness, limit our growth and reduce our profitability. Our ability to obtain acceptable financing at any given time may depend on a number of factors, including:

•	Our financial condition and results of operations,

•	The condition of the PRC economy and the industry sectors in which we operate, and

•	Conditions in relevant financial markets in the U.S., the PRC and elsewhere in the world.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Our business, revenues and profitability are dependent on a limited number of large customers.

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the first nine months of 2007, approximately 58% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron-ore and steel.

The major raw materials that we purchase for production are iron-ore, steel slabs and strip steel. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those increases to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

The price of steel may decline due to an overproduction by the Chinese steel companies.

According to the survey conducted by China Iron and Steel Association, there are more than 1,500 steel companies in China. Among those, only 15 companies have over 5 million tons of production capacity. Each steel company has its own production plan. The Chinese government posted a new guidance on steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current situation of overproduction may not be solved by these measures posted by the Chinese government. If the current state of overproduction continues, our product shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may eventually decrease our profitability.

Because we are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of such subsidiaries.

We have no operations independent of those of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Longmen Joint Venture, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Longmen Joint Venture and we will be subject to the financial, business and other factors affecting them as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are and will be held by operating subsidiaries, the claims of our stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our subsidiaries’ liabilities and obligations have been paid in full.

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

We have various financing facilities amounting to approximately US $31.9 million, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

We rely on Yu, Zuo Sheng for important business leadership

We depend, to a large extent, on the abilities and operations of our current management team. However, we have a particular reliance upon Yu, Zuo Sheng, our Chairman and Chief Executive Officer, for the direction of our business and leadership in our growth effort. The loss of the services of Yu, Zuo Sheng, for any reason, may have a material adverse effect on our business and prospects. We cannot guarantee that Yu, Zuo Sheng will continue to be available to us, or that we will be able to find a suitable replacement for Yu, Zuo Sheng on a timely basis.

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

Our officers, directors and affiliates beneficially own approximately 70% of our common stock. Mr. Yu, Zuo Sheng our major shareholder, beneficially owns approximately 69% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

All our subsidiaries are located in China and substantially all of our assets are located outside the United States.  It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. and the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts.  All our directors and officers reside outside of the United States.  It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

General Steel Holdings, Inc.(Registrant)

Date: November 14, 2007	By:	/s/ Zuo Sheng Yu
Zuo Sheng Yu
Chief Executive Officer and Chairman

Date: November 14, 2007	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer