Form 10-K
period 2007-12-31
GENERAL STEEL HOLDINGS INC
filed 2008-03-31
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Suite 1, Las Vegas, Nevada, 89120-3481
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 25, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $85,943,720 based on the $ 8.00 as reported on the NYSE Arca.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $ .001 par value per share	34,861,365 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

ITEM 1. BUSINESS

Overview

Our company was initially incorporated as “American Construction Company” (“ACC”) on August 5, 2002, in the State of Nevada.

On October 14, 2004, ACC, Northwest Steel Company, a wholly-owned Nevada subsidiary of ACC (“Merger Sub”), and General Steel Investment Co., Ltd., a British Virgin Islands company (“General Steel Investment”) entered into an Agreement and Plan of Merger pursuant to which ACC acquired General Steel Investment through a merger between Merger Sub and General Steel Investment and then merger of Merger Sub with ACC, and its 70% ownership in its subsidiary Tianjin Daqiuzhuang Metal Sheet Co., Ltd., a PRC company of limited liability (“Daqiuzhuang Metal”) in exchange for shares of ACC’s common stock.

Effective March 7, 2005, ACC changed its name to “General Steel Holdings, Inc.” (“General Steel”).

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in Daqiuzhuang Metal. General Steel agreed to issue to Victory New an aggregate of 3,092,899 shares of its Series A Preferred Stock with a fair value of $8,374,000, and these shares of Series A Preferred Stock carry a voting power of 30% of the combined voting power of General Steel’s common and preferred stock while outstanding. As a result of the acquisition, General Steel has increased its equity interest in Daqiuzhuang Metal from 70% to 100%, and Daqiuzhuang Metal is a wholly owned subsidiary of the Company.

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited a PRC company of limited liability (referred to as “Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from the PRC on May 25, 2007 and started its normal operation in July 2007.

On May 18, 2007, Daqiuzhuang Metal established Yangpu Shengtong Investment Co., Ltd. (“Yangpu Investment”) and injected registered capital totaling RMB100,000,000, or approximately $13,030,000, into the investment. The total registered capital of Yangpu Investment is RMB110,000,000, or approximately $14,333,000, and Daqiuzhuang Metal has a 99.3% ownership interest in Yangpu Investment.

Qiu Steel Investment Co., Ltd. (“Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest RMB148,000,000, or approximately $19,284,400, through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel Investment is RMB150,000,000, or approximately $19,545,000. As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment making Qiu Steel Investment a subsidiary of Yangpu Investment and Daqiuzhuang Metal.

Yangpu Investment and Qiu Steel Investment are Chinese registered limited liability companies with a legal structure similar to a limited liability company organized under state laws in the United States of America. Those two companies were formed to acquire other businesses.

On June 15, 2007, General Steel and Shaanxi Longmen Iron and Steel (Group) Co., Ltd., a PRC company of limited liability (“Longmen Group”), signed an agreement to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). The parties agreed to make the effective date of the transaction June 1, 2007. General Steel contributed RMB300 million or approximately $39,450,000 through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment., to the Longmen Joint Venture. General Steel and Longmen Group own a 60% and 40% ownership interest, respectively, in Longmen Joint Venture. The Longmen Joint Venture obtained its business license from the PRC on June 22, 2007. The total registered capital of Longmen Joint Venture is RMB500 million or approximately $65.8 million. Pursuant to the joint venture agreement, Longmen Group contributed land, buildings, iron making, steel making, and steel rolling facilities whereas General Steel contributed cash through its subsidiaries Daqiuzhuang Metal and Qiu Steel Investment to the Longmen Joint Venture. In the Longmen Joint Venture, Longmen Group has a 40% ownership interest, Daqiuzhuang Metal has a 32% ownership interest and Qiu Steel Investment has a 28% ownership interest, respectively. In total, General Steel controls approximately 60% of the Longmen Joint Venture through Daqiuzhuang Metal and Qiu Steel Investment.

On September 24, 2007, Longmen Joint Venture further acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd., a PRC company of limited liability (“EPID”), for RMB18,080,930, approximately $2,380,000, and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., a PRC company of limited liability (“Hualong”), for RMB3,287,980, approximately $430,000. The parties agreed to make the effective date of the transaction July 1, 2007.

On December 12, 2007, Longmen Joint Venture entered into an investment agreement with Hancheng Tongxing Metallurgy Co., Ltd., a PRC company of limited liability (“Tongxing””), to contribute 217,478.47 square meters of land use rights at an appraised value of approximately RMB 30,227,333 or approximately $4.1million. Pursuant to the agreement, the land will be converted into shares valued at RMB 22,744,419 or approximately $3.1million, which will give Longmen Joint Venture a 22.76% stake in Tongxing.

The following table reflects the Company’s current organization structure:

Our Operating Subsidiaries and Products

Daqiuzhuang Metal

Daqiuzhuang Metal started its operation in 1988 and was incorporated under its current form on August 18, 2000 in Jinghai county, Tianjin municipality, China. Daqiuzhuang Metal is a Sino-foreign joint venture with an operating term that will expire on June 24, 2024, at which point we expect to file a request for an extension of the term permitted under the then applicable laws.

Daqiuzhuang Metal’s core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of tractors, agricultural vehicles, shipping containers and in other specialty markets. Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process coil into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments can be made to meet order requirements. “Qiu Steel” is the registered trademark under which we sell these products.

Daqiuzhuang Metal currently has ten steel sheet production lines processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled carbon and silicon steel sheets per year, maintaining, by our estimates, an approximately 50% market share of all hot-rolled steel sheets used in the production of light agricultural vehicles in China, out of which 150,000 tons of production capacity were added since mid-March 2006. The raw materials we use to produce our hot-rolled sheets are hot-rolled steel coils which we purchase from a variety of local sources. There are many sources of hot-rolled steel coil in Tianjin and neighboring Hebei province. There is little seasonality in the demand for the products manufactured by Daqiuzhuang Metal; however, the first quarter typically shows the least amount of demand attributable to the Chinese New Year holiday. In 2005, to comply with a Daqiuzhuang County environmental clean-up campaign, we invested $94,000 to remodel our industrial water recycling system. We do not believe future costs to environmental compliance will be material to our financial position. To maintain our market share, we allow some customers to purchase on credit which contributes to our accounts receivable balance. For the hot-rolled steel coil which we purchase as the feedstock for our flat-rolled sheets, we generally pay in arrears. However, when based on our experience in the market we feel that feedstock prices are at a low point, we will pre-pay for a large amount to lock-in the low price. At Daqiuzhuang Metal, steel shipments for the year ended December 31, 2007, decreased 5.5% to 322,912 tons from 341,702 tons the prior year.

Until 2007, Daqiuzhuang Metal was our only production facility and accounted for 100% of our operating revenue.

Baotou Steel

Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou city, Inner Mongolia province, China. It produces and sells spiral-weld steel pipes and primarily serves customers in the oil, gas and petrochemical markets. The raw materials used to produce the pipes are hot-rolled carbon and low alloy steel coils and strips. Pipes produced have a diameter ranging from 219-1240 mm; a wall thickness ranging from 6-13mm; and a length ranging from 6-12 m. The facility has four production lines with current annual production capacity of 100,000 tons. Production capacity will increase to 600,000 tons by the end of 2009. We believe there is only slight seasonality in the demand for products manufactured by Baotou Steel Pipe Joint Venture. We believe the first quarter will likely show the lightest demand owing to a slowing in construction projects due to weather impairments and the Chinese New Year holiday. At Baotou Steel Pipe Joint Venture, 13,489 tons of steel shipments were made during the period of July 2007 through December 31, 2007, Baotou Steel Pipe Joint Venture began sales efforts in July and this is the first year to include their revenue in our yearly financial results.

Longmen Joint Venture

Longmen Joint Venture is located in Hancheng city, Shaanxi province. Longmen Joint Venture is the largest integrated steel producer in Shaanxi province, China. It uses iron ore and coke as primary raw materials for steel production. Longmen Joint Venture has annual crude steel production capability of 2.5 million tons. It produces pig iron, crude steel, reinforced bars (rebar) and high-speed wires which are sold mostly in the domestic market. Approximately 90% of finished production is devoted to rebar. Rebar produced has a diameter range from 12-32mm and a length range of 6-12m. Overall, there is little seasonality in the demand for the products manufactured by Longmen Joint Venture. We follow the traditional industry pattern for demand of construction products, whereby the third quarter typically shows greatest amount of demand owing to favorable summer weather conditions for construction and the first quarter typically shows least amount of demand owing to a slowing in construction due to weather impairments and the Chinese New Year holiday. In 2005, our joint venture partner, the Longmen Group, received ISO 14001 certification for is overall environmental management system. We do not believe future costs to environmental compliance will be material to our financial position. At Longmen Joint Venture, 1,440,522 tons of steel shipments were made during the period from June 2007 through December 31, 2007. Longmen Joint Venture is also engaged in other business activities, most of which are related to steel manufacturing, such as the production of coke and iron ore pellets from taconite. Additional business activities include transportation services, real estate services and hotel operations. These operations are all located in Shaanxi province and primarily serve regional customers in the construction industry.

The purposes of the Longmen Joint Venture are, among others, to produce and sell construction steel and to improve our product quality, production capacity and competitiveness by adopting advanced technology in the production of steel products. The Longmen Joint Venture has an aggregate annual production capacity of 2.5 million tons of crude steel. Approximately 90% of production capacity is devoted to producing construction steel products including re-bars and round bars.

As is common practice in the construction steel products industry, most customers pay for products in advance. At Longmen Joint Venture, most customers pay approximately 2 weeks in advance. This allows us to maintain a low accounts receivable balance. Additionally, since we require our customers to place their orders at the beginning of each month and there is little unpredicted volume variance in these orders, we are able to keep a minimum amount of inventory for backlog. For the majority of our raw materials purchases, we generally pay in arrears.

Marketing and Customers

We sell our products primarily to distributors. We typically collect payment from these distributors in advance. Our marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality. We believe that our enhanced product quality, delivery capabilities, and our emphasis on customer support and product planning are critical factors in our ability to serve this segment of the market.

Our products produced at Daqiuzhuang Metal including hot-rolled carbon and silicon sheets are primarily used by domestic manufacturers of light agricultural vehicles: small, motorized, 3-wheel vehicles with a payload from 1,650 to 4,400 lbs. (750 to 2,000 kgs), retailing between $1,200 and $1,800 (RMB10,000 to 15,000). These inexpensive agriculture vehicles are targeted to the low-income farming populations in the rural areas of China. International non-government organizations estimate that approximately 60%-80% of China’s population of 1.3 billion people is comprised of low-income rural farmers.

Based on the production and sales figures supplied by our customers producing economy agricultural vehicles, we estimate that we supply approximately 50% of the nationwide demand for hot-rolled steel sheets used in this niche market.

Our products produced at Baotou Steel Pipe Joint Venture are spiral-weld steel pipes used in the energy sector to transport natural gas, oil and stream. Pipes produced have a diameter ranging from 219-1240 mm; a wall thickness ranging from 6-13mm; and a length ranging from 6-12 m. China’s western region is a resource-rich area. Our products are used to transport oil and natural gas extracted from this region to the coastal metropolitan areas.

Our products produced at Longmen Joint Venture are mainly rebar and round bars used in the construction industry and infrastructure. Shaanxi province has been designated by the central government as the bridgehead point for development into China’s western region. Development of the western region is one of the top five economic priorities of the central government, as indicated by the national five-year economic plan. By our estimates, annual demand for steel in Shaanxi province is 8 million tons. The majority of demand comes from the southern part of the province centered around Xi’an, the province capital. This demand is principally driven by large construction and infrastructure projects, of which our products are key building components. Due to our close proximity to Xi’an (180 km) and lack of major a competitor within a 250 km radius, we estimate we have an approximate 70% market share in Xi’an and the surrounding area.

Competitors

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers. Many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be the following eight major competitors of similar size, production capability and product line in the market place competing against our three operating subsidiaries as indicated:

• Competitors of Daqiuzhuang Metal include: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant;

• Competitors of Longmen Joint Venture include: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.; and

• Competitors of Baotou Steel Pipe Joint Venture include: Tianjin Bo Ai Steel Pipe Co., Hebei Cangzhou Zhong Yuan Steel Pipe Co., Shanxi Taiyuan Guo Lian Steel Pipe Co.

Our revenue is dependent, in large part, on significant contracts from a limited number of customers. We have five major customers which represented approximately 59% and 30% of our total sales for the fiscal year ended December 31, 2007 and 2006, respectively, and accounted for 0% of total account receivables as of December 31, 2007. These customers are: Shaanxi Longmen Iron and Steel Group Co., Ltd., China Mine Metals Corporation, Shaanxi Haiyan Coking Co., Ltd., Shaanxi Longmen Iron and Steel Group Co., Ltd. Baoji Rolling Mill, Xi’an Wanlong Materials Trading Co., Ltd. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue.

Intellectual Property Rights

“Qiu Steel” is the registered trademark under which we sell hot-rolled carbon and silicon steel sheets products produced at Daqiuzhuang Metal. The “Qiu Steel” logo has been registered with the China National Trademark Bureau under No. 586433. “Qiu Steel” is registered under the GB 912-89 national quality standard, and certified under the National Quality Assurance program.

“Baogang Tongyong” is the trademark under which we sell spiral-weld steel pipes products produced at Baotou Steel Pipe Joint Venture. This trademark is currently being registered with China National Trademark Bureau.

“Yu Long” is the registered trademark under which we sell rebar and roundbar products. The trademark is registered under the ISO9001:2000 international quality standard.

Employees

As of December 31, 2007, we had 6,250 employees on a full time basis. As of December 31, 2006, we had 1,250 employees on a full time basis. The increase in the number of employees is due to the two joint ventures we consummated in 2007.

ITEM 1A. RISK FACTORS

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities.  The risks discussed below are those that we believe are currently the most significant, although additional risks not presently known to us or that we currently deem less significant may also impact our business, financial condition and results of operations, perhaps materially.

Risks Related to Our Business

We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales.

We compete with other market players on the basis of product quality, responsiveness to customer needs and price. There are two types of steel and iron companies in China: State Owned Enterprises (“SOEs”), and privately owned companies.

Criteria important to our customers when selecting a steel supplier include:

• Quality;

• Price/cost competitiveness;

• System and product performance;

• Reliability and timeliness of delivery;

• New product and technology development capability;

• Excellence and flexibility in operations;

• Degree of global and local presence;

• Effectiveness of customer service; and

• Overall management capability.

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be the following eight major competitors of similar size, production capability and product line in the market place competing against our three operating subsidiaries as indicated:

• Competitors of Daqiuzhuang Metal include: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant;

• Competitors of Longmen Joint Venture include: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.; and

• Competitors of Baotou Steel Pipe Joint Venture include: Tianjin Bo Ai Steel Pipe Co., Hebei Cangzhou Zhong Yuan Steel Pipe Co., and Shanxi Taiyuan Guo Lian Steel Pipe Co.

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

• Anticipate and adapt to changing conditions in the markets in which we operate as well as the impact of any changes in government regulation; and

• Anticipate mergers and acquisitions, technological developments and other significant competitive and market dynamics involving our competitors. Our business, business prospects and results of operations will be affected if we are not successful in addressing any or all of these risks and difficulties.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to raise additional capital from outside sources. Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting SOE steel companies and selected entities with outstanding potential. Our growth strategy will require us to obtain additional financing through capital markets. In the future, we may be unable to obtain the necessary financing on a timely basis and on favorable terms, and our failure to do so may weaken our financial position, reduce our competitiveness, limit our growth and reduce our profitability. Our ability to obtain acceptable financing at any given time may depend on a number of factors, including:

• Our financial condition and results of operations;

• The condition of the PRC economy and the industry sectors in which we operate; and

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the fiscal year ended December 31, 2007, approximately 59% of our sales were to five customers and these customers accounted for 0% of total account receivables. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products have resulted in intense competition, which may have an adverse effect on profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by excess world supply, which has led to substantial price decreases during periods of economic weakness. Future economic downturns could decrease the demand for our products. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron-ore and steel.

The major raw materials that we purchase for production are iron-ore and steel coil. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those increases to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

The price of steel may decline due to an overproduction by Chinese steel companies.

According to the survey conducted by the China Iron and Steel Association, there are more than 1,100 steel companies in China. Among those, only 15 companies have over 5 million tons of production capacity. Each steel company has its own production plan. The Chinese government posted this guidance on the steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current situation of overproduction may not be solved by these measures posted by the Chinese government and result in consolidation within the fragmented steel sector. If the current state of overproduction continues, our product shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may eventually decrease our profitability.

Disruptions to our manufacturing processes could adversely affect our operations, customer service levels and financial results.

Steel manufacturing processes are dependent on critical steel-making equipment, such as furnaces, continuous casters, rolling mills and electrical equipment (such as transformers), and such equipment may incur downtime as a result of unanticipated failures or other events, such as fires or furnace breakdowns. Although our manufacturing plants have not experienced plant shutdowns or periods of reduced production as a result of such equipment failures or other events, we may experience such problems in the future. To the extent that lost production as a result of such a disruption could not be compensated for by unaffected facilities, such disruptions could have an adverse effect on our operations, customer service levels and financial results.

Because we are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of our subsidiaries.

We have no operations independent of those of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Longmen Joint Venture, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Longmen Joint Venture and we will be subject to the financial, business and other factors affecting our subsidiaries as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

We depend on acquiring companies to fulfill our growth plan.

An important element of our planned growth strategy is the pursuit and acquisitions of other businesses that increase our existing production capacity. However, acquiring and integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining employees of the acquired businesses, challenges in retaining customers, and potential adverse short-term effects on operation results. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

We depend on bank financing for our working capital needs.

We have various financing facilities amounting to approximately US $142.1 million, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

We rely on Mr. Zuosheng Yu for important business leadership.

We depend, to a large extent, on the abilities and operations of our current management team. However, we have a particular reliance upon Mr. Zuosheng Yu, our Chairman, Chief Executive Officer and majority shareholder, for the direction of our business and leadership in our growth effort. The loss of the services of Mr. Yu, for any reason, may have a material adverse effect on our business and prospects. We cannot guarantee that Mr. Yu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Yu on a timely basis.

There have been historical deficiencies with our internal controls and these remain areas of our internal and disclosure controls that require improvements, and we are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE Market. Any such action could adversely affect our financial results and the market price of our stock.

We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance in China. We cannot assure you that we would not face liability in the event of the failure of any of our products.

We have purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance from China United Property Insurance Company to cover real property and plant. Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. In the event of a significant product liability claim or other uninsured event, our financial results and the price of our common stock may be adversely affected.

Risks Related to Operating Our Business in China

We face the risk that changes in the policies of the Chinese government could have significant impact upon the business we may be able to conduct in China and the profitability of such business.

The economy of China is transitioning from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set down national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. A change in policies by the Chinese government could adversely affect our interests through, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, the Chinese government may significantly alter such policies, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

The PRC laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation, we could be subject to sanctions. In addition, any changes in such PRC laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be effective or result in similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of any current or future PRC laws or regulations.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in the PRC and all of our revenues are generated from sales to businesses operating in the PRC. Although the PRC economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for agricultural equipment. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and in turn adversely effect our results of operations and our productivity.

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

If relations between the United States and China deteriorate, our stock price may decrease and we may experience difficulties accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could impact the market price of our common stock and our ability to access U.S. capital markets.

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

The PRC State Administration of Foreign Exchange, or SAFE, requires PRC residents to register with, or obtain approval from SAFE regarding their direct or indirect offshore investment activities.

PRC State Administration of Foreign Exchange Regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

Our business, results of operations and overall profitability are linked to the economic, political and social conditions in China.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese Government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese Government. In addition, the Chinese Government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese Government’s involvement in the economy may negatively affect our business operations, results of operations and our financial condition.

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

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of December 31, 2007, the exchange rate of the RMB to the U.S. dollar was 7.3.

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

Our operating subsidiary must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Yearly inspections of waste treatment systems require the payment of a license fee which could become a penalty fee if standards are not maintained. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and suspension of relevant permits.

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

Our officers, directors and affiliates beneficially own approximately 70% of our common stock. Mr. Zuosheng Yu our major shareholder, beneficially owns approximately 69% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

All our subsidiaries are located in China and substantially all of our assets are located outside the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. and the PRC and, even if civil judgments are obtained in U.S. courts, such judgments may not be enforceable in PRC courts. All our directors and officers reside outside of the United States. It is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

Investors may experience dilution from any conversion of the senior convertible notes and the exercise of warrants we issued in December 2007.

We are registering the shares of our common stock issuable upon conversion approximately $40,000,000 worth of senior convertible notes convertible into 4,170,009 shares of our common stock assuming a conversion price of $12.47 per share and applicable interest rates and upon the exercise warrants to purchase an additional aggregate amount of 1,154,958 shares of our common stock at an exercise price of $13.51 per share that we issued in December 2007. The issuance of shares of our common stock upon conversion of the notes and exercise of the warrants will dilute current shareholders’ holdings in our company. The senior convertible notes have a five year term through December 12, 2012 and the warrants are exercisable from May 13, 2008 to May 13, 2013.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Daqiuzhuang Metal

The properties of Daqiuzhuang Metal consist of manufacturing sites and office buildings located in the Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center on a total of 17.81 acres (7.21 hectares) of land, which includes 320,390 sq. ft. (29,667 sq. m.) of building space.

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

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Life of Land Use Right
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	50 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	50 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	Ying Fong Road North, Daqiuzhouang, Jinghai country Tianjin	Commercial Use	50 years

Baotou Steel Pipe Joint Venture

The properties of Baotou Steel Pipe Joint Venture consist of our production and administrative sites located on the main production campus of the Baotou Steel located in Baotou, Inner Mongolia Autonomous Region - a province in Northern China. The land is rented from Baotou Steel, our strategic partner in the Baotou Steel Pipe Joint Venture.

Longmen Joint Venture

The properties of Longmen Joint Venture consist of production and administrative sites located in various throughout the southern half of Shaanxi province on a land collectively which totals approximately 300.2 acres (121.5 hectares).

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

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Life of Land Use Right
Shaanxi Longmen Iron and Steel Co., Ltd	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd	Longmen Town, Hancheng, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	50 Years

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Prior to March 4, 2005, our common stock was listed on the OTC Bulletin Board under the name of American Construction Company and traded with the symbol “ACNS.” From March 4, 2005, through October 2, 2007, our common stock was listed on the OTC Bulletin Board under the name General Steel Holdings, Inc. and traded with the ticker symbol "GSHO." From October 3, 2007, through March 5, 2008, our common stock was listed on the American Stock Exchange under the name General Steel Holdings, Inc., and traded with the ticker symbol of “GSI.” On March 6, 2008, our common stock began trading on the NYSE Arca under the name General Steel Holdings, Inc., and trading with the ticker symbol “GSI.” Information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2007
High	$5.80	$4.09	$9.00	$19.20
Low	$1.12	$2.76	$5.05	$7.76
2006
High	$2.33	$1.95	$1.45	$1.30
Low	$1.30	$1.05	$1.10	$0.90

As of February 29, 2008, there were approximately 3,700  holders of record of our common stock.

Dividend Policy

Our board of directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at our board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our board of directors.

Unregistered Sale of Securities

On May 18, 2007, the board of directors of General Steel Holdings, Inc. (“the Company”) entered into a Purchase Agreement with Victory New Holdings Limited, a British Virgin Islands registered company (“the Victory New”), whereby Victory New agreed to sell to the Company and the Company agreed to acquire (the “Acquisition”) Victory New’s 30% minority interest in Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), a subsidiary of the Company. Pursuant to the Purchase Agreement, as consideration for the Acquisition, the Company agreed to issue Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock at a price of $2.00 per share, which have a voting power of 30% of the combined voting power of the Company’s common and preferred stocks for the entire life of the Company. The purchase price was based on the book value of $6,185,797 instead of the appraised value of $9,304,796. As a result of the Acquisition, the Company will increase its equity interest in Daqiuzhuang Metal from approximately 70% to 100% and Daqiuzhuang Metal will become a wholly owned subsidiary of the Company. Daqiuzhaung Metal is currently the only revenue generating subsidiary of the Company.

On December 13, 2007, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Agreement, we agreed to sell to the Buyers (i) senior convertible notes in the aggregate principal amount of $40,000,000 (“Notes”) and (ii) warrants to purchase an additional aggregate amount of 1,154,958 shares of our Common Stock (the “Warrants”).

The Notes bear initial interest at 3% per annum, which will be increased each year as specified in the Notes, payable semi-annually in cash or shares of our common stock, par value $0.001 per share (the “Common Stock”). The Notes have a five year term through December 12, 2012. They are convertible into shares of the Common Stock, subject to customary anti-dilution adjustments. The initial conversion price is $12.47. We may redeem the Notes at 100% of the principal amount, plus any accrued and unpaid interest, beginning December 13, 2008, provided the market price of the Common Stock is at least 150% of the then applicable conversion price for 30 consecutive trading days prior to the redemption. The Notes are secured by a first priority, perfected security interest in certain shares of Common Stock of Zuosheng Yu, as evidenced by the pledge agreement (the “Pledge Agreement”). The Notes are subject to events of default customary for convertible securities and for a secured financing.

The Warrants grant the Buyers the right to acquire shares of Common Stock at $13.51 per share of Common Stock, subject to customary anti-dilution adjustments. The Warrants may be exercised to purchase Common Stock at any time or times on or after May 13, 2008, but not after May 13, 2013, the expiration date of the Warrants.

In connection with this transaction, the Buyers and we entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, we have agreed to register within 60 calendar days after closing shares of Common Stock issuable to the Buyers for resale on a Form S-3 Registration Statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. We shall register an amount of Common Stock for resale that equals at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS
(USD and number of shares in thousands, except per share amounts)

	Years ended December 31
	2007	2006	2005	2004	2003
			(Restated)
Total sales	$772,439	$139,495	$89,740	$87,832	$57,306
Cost of sales	715,750	135,324	81,166	81,613	52,804
Selling, general, and administrative expenses	16,164	2,421	2,781	2,317	1,532
Income from operations	40,525	1,749	5,793	3,902	2,969
Net income	$22,426	$1,033	$2,740	$915	$1,091
Net income per common share, basic and diluted	$0.69	$0.03	$0.09	$0.03	$0.04
Basic weighted average shares outstanding	32,425	31,250	31,250	30,260	30,000
Diluted weighted average shares outstanding	32,558	31,250	31,250	30,260	30,000

FINANCIAL DATA
(USD in thousands, except the ratio )

	As of December 31
	2007	2006	2005	2004	2003
			(restated)
Total assets	$478,407	$73,822	$58,993	$52,969	$37,432
Depreciation and amortization	$10,337	$1,917	$1,344	$1,255	$1,013
Current Ratio	0.68	0.87	0.96	0.92	0.77

	Three months ended December 31 (unaudited)
	2007	2006	2005
	(In thousands, except share and per share amounts)
Statement of Operations Data
Sales revenues	$268,192	$42,496	$17,719
Cost of goods sold	247,239	42,838	17,509
Gross profit	20,953	-342	210
Selling, general, and administrative expenses	5,894	266	1,017
Income from operations	15,059	-607	-808
Net income (loss)	$12,057	$514	$386
Net income per share
Basic	$0.36	$0.01	$0.01
Diluted	$0.36	$0.01	$0.01

Balance Sheet Data
Current assets	$236,173	$44,670	$37,017
Total assets	478,407	73,822	58,993
Total liabilities	382,974	53,575	41,256
Minority interest	42,044	6,186	5,387
Total Stockholder’s equity	$53,389	$14,060	$12,350

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS

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

We presently have controlling interest in three steel subsidiary companies:

• Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal);

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (Baotou Steel Pipe Joint Venture);

• Shaanxi Longmen Iron and Steel Co., Ltd. (Longmen Joint Venture).

Steel Operating Companies

• Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”)

Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), started its operation in 1988. Daqiuzhuang Metal’s core business is the manufacturing of high quality hot-rolled carbon and silicon steel sheets which are mainly used in the production of small agricultural vehicles and other specialty markets. In the niche market for metal sheets used in small agricultural vehicles, we estimate that Daqiuzhuang Metal currently maintains an approximate 50% market share.

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

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”)

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Amended and Restated Joint Venture Agreement has increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”). Baotou Steel will initially contribute RMB 10,000,000, or approximately $1,270,000 taking 20% ownership interest in the Baotou Steel Pipe Joint Venture. Daqiuzhuang Metal will initially contribute RMB 40,000,000, or approximately $5,130,000 taking 80% ownership interest in the Baotou Steel Pipe Joint Venture.

We have invested $1.56 million cash into this joint venture with the rest of the required register capital to be invested within a year. The remainder of the investment will come from the operating cash flow from Daqiuzhuang Metal.

Baotou Steel Pipe Joint Venture received its business license approval on May 25, 2007. It has four production lines capable of producing 100,000 tons of double spiral-weld pipes. These pipes are used in the energy sector to transport natural gas, oil and steam. Pipes produced at the mill have a diameter ranging from 219-1240 mm; a wall thickness ranging from 6-13 mm; and a length ranging from 6-12 m. Final production capacity at the mill will reach 600,000 tons in 2009. Additional products may also be added. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

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

Long Steel Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002. In 2006, its reported sales revenue was 7.4 billion RMB (approximately $900 million). It is the largest steel company in the province. It has a total annual production capacity of 2.5 million tons. Last year, the Chinese National Statistics Bureau ranked it among the top 50 steel companies in China in terms of output.

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

• Shaanxi Longmen Iron and Steel Group Co., Ltd., Hancheng Yulong Hotel: A 125 room hotel and recreation complex catering to the regional construction and steel support industries;

• Shaanxi Yuxin Commercial Trading Co., Ltd.; and

• Shaanxi Yuteng Commercial Trading Co., Ltd.

Longmen Joint Venture employs approximately 5,000 full-time and 2,000 part-time workers.

The annual capacity at Longmen Joint Venture is 2.5 million tons of crude steel. It is the largest steel producer in Shaanxi province. In 2006, Long Steel Group recorded a shipment volume of 2.2 million tons of finished product, of which 94% was reinforced bar steel (rebar - a commodity grade steel used in construction to reinforce concrete), with the remainder being roundbar, wire rod and related products. These products are primarily used in building and infrastructure construction.

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

On September 24, 2007, Longmen Joint Venture acquired controlling interest in two subsidiaries of the Long Steel Group.

The Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire its 74.92% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“EPID”). The Joint Venture paid RMB 18,080,930 (approximately $2,380,000) in exchange for the ownership interest. The facility utilizes solid waste generated from the steel making process to produce products such as construction materials, building blocks, landscape tiles, curb tops, ornamental tiles, etc.

At the same time, the Longmen Joint Venture also entered into a second equity agreement with the Long Steel Group to acquire its 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). The Joint Venture paid RMB 3,287,980 (approximately $430,000) in exchange for the ownership interest. The Joint Venture is the largest shareholder in the company. The facility produces fire-retardant materials used in various processes in the production of steel.

Summary of Significant Growth and Change in 2007

	As of December 31, 2006	As of December 31, 2007
Number of Main Subsidiaries	1	3
Production Capacity (ton)	400,000	3 million
Main Product Categories	1	3
Number of Sales Offices	3	6
Number of Full-time Employees	1,250	6,200
Exchange Listing	OTCBB	AMEX*

* On March 6, 2008, we migrated to the NYSE Arca

Stock listing

We obtained listing approval from American Stock Exchange (AMEX) on September 28, 2007. The stock officially started to trade on AMEX on October 3, 2007 under the ticker symbol, “GSI”. On March 6, 2008, we migrated from the AMEX to the NYSE Arca and officially started to trade under the same ticker symbol, “GSI”.

Factors affecting our operating results

Demand for our products

Overall, domestic economic growth is an important demand driver of our products. According to estimates by Deutsche Bank, China’s economy will grow by approximately 10% in 2008. Specifically, industry demand drivers for our products include construction and infrastructure projects, rural income growth and energy demand.

At Longmen JV, growth in regional construction and infrastructure projects drives demand for our products. According to the 11th Five Year National Economic Plan (2006-2010), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi, the province where Longmen JV is located, has been designated as the bridgehead for development into the western region, and Xi’an, the provincial capital has been designated as the focal point for this development. Our Longmen Joint Venture is 180 km from Xi’an and does not have another major competitor within a 250km radius. According to a Shaanxi provincial government report issued January 16, 2008, there are 150 construction and infrastructure projects scheduled to begin in 2008. Some of the major projects include: six new highways, one new airport, expansion of the Xi’an airport, a new ring subway system and 3 new dams. We see strong and demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years ahead as the government continues to drive western region development efforts.

At Daqiuzhuang Metal, rural income growth drives demand for our hot-rolled carbon sheets. According to the Asian Development Bank statistics, well over 60% of the nations’ 1.3 billion total population is comprised of low-income, rural farmers. Our steel sheets are used in the construction of light agricultural vehicles targeted for sale to low-income, rural farmers. We believe are sheets are lighter and of greater ductility than those of our competitors and are preferred by manufacturers of light agricultural vehicles. According to the 11th Five Year National Economic Plan (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government programs, including removing agricultural taxes and special local product taxes, designed to spur rural income development have been initiated. The government expects annual rural income to grow between 5% and 10% through 2010. Transportation asset growth only slightly lags the growth in rural net income, so we anticipate demand for light agricultural vehicles to grow between 4.7% and 9.6% through 2010.

At Baotou Steel Pipe Joint Venture, energy sector growth for the need to transport oil, natural gas and steam drive demand for spiral-weld steel pipe. The West-East pipeline that will bring oil and natural gas from the Xinjiang Uyghur Autonomous Region to large eastern seaboard cities will be the largest single demand driver for our pipes. This pipeline starts in China’s far western Xinjiang Uyghur Autonomous Region and stretches 4000km through ten regions, provinces and municipalities before its point of termination in Zhejiang province. This pipeline will commence construction in the first quarter of 2008. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects.

Supply of raw materials

Our primary raw materials consist of iron-ore and hot-rolled steel coil. Longmen Joint Venture uses iron-ore as its main raw material; Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw materials. Iron-ore is the main raw material used to produce hot-rolled steel coil, so the price of iron-ore is the primary raw material costs driver for our products.

Longmen Joint Venture produces 2.5 million tons of our aggregate 3 million tons annual production. At Longmen Joint Venture, 90% of production costs are raw materials, with iron-ore being the largest component.

Nationwide, over the course of 2007, there has been an upward trend in the price of iron-ore. From January to December, the average price per ton of iron-ore increased from approximately RMB 1,300 per ton to RMB 1,700. We expect the overall cost of iron-ore will continue to increase through the end of 2008.

According to the China Iron and Steel Association, approximately, 60% of the China domestic steel industry demand for iron-ore must be filled by imports. At Longmen Joint Venture, we purchase iron-ore from four primary sources: the Mulonggou mine (owned by the Joint Venture), the Daxigou mine (owned by our joint venture partner), surrounding small local mines and from abroad. The Daxigou mine has 300 million tons of proven iron-ore reserves, of which only approximately 950,000 tons have been excavated. According to the terms of our Joint Venture agreement with the strategic partner, we have first rights of refusal for sales and development from this mine.

We source approximately 15% of our iron-ore from the Mulonggou and Daxigou mines, 70%-75% from local mines and only 10-15% of our iron-ore from abroad. Sourcing from the Mulonggou and Daxigou mines is approximately 50% cheaper than sourcing from the spot market. In 2008, we aim to increase the percentage of iron ore sourced from Mulonggou and Daxigou mines from approximately 15% to 30%. We anticipate this will increase our gross margin between 1.5% and 2.0%. We believe gaining greater direct control over our key raw material inputs is important for both margin protection and secured source protection.

Industry Consolidation

In 2007, the government held firm on its resolve to consolidate the highly fragmented domestic steel industry through coerced mergers and heightened operating requirements. In November 2007, the National Development and Reform Commission (NDRC), the nation’s top economic planner, reported that to date 29.4 million tons of outdated iron smelting capacity and 15.21 million tons of outdated steel smelting capacity had been eliminated. It also later announced obligation contracts with 18 provinces, autonomous regions and municipalities to eliminate 49.31 million tons of outdated iron smelting capacity and 36.1 million tons of outdated steel smelting capacity. The obligation letters involved 573 enterprises. It is the government’s goal to consolidate 50% of domestic production among the top 10 steel companies by 2010 with goal rising to 70% by 2020.

We believe the government will continue, and likely strengthen, its industry consolidation effort. As capacity from weaker market players is removed, capacity allotments are shifted to existing companies, such as our Longmen Joint Venture.

Operating Results

Sales Revenue and Gross Profit

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Overall, net sales for the year 2007 were approximately $772.4 million compared to $139.5 million in 2006, an increase of 454%. The sharp increase in net sales is a result of our acquiring controlling interest position in the Longmen Joint Venture in June, and to a lesser extent the starting of our Baotou Steel Pipe Joint Venture which began sales in July 2007.

At Daqiuzhuang Metal, shipments for the year 2007 decreased 5% to 322,912 tons from 341,702 tons last year. In the third quarter we shifted our product mix to produce a higher percentage of silicon sheets, which are higher value-added products and command a higher selling price than our carbon sheets. Producing silicon sheets requires a longer processing time than carbon sheets, thus resulting in a lower total volume of shipped product from 2007 compared to 2006. Average selling price per ton including sale of scrap for the year 2007 increased to $457 from $422 in 2006. The increase in average selling price was mainly due to higher selling price achievable from sales of silicon sheets compared to carbon sheets.

At our Baotou Steel Pipe Joint Venture, shipments representing July through December operations in 2007 were 13,489 tons. Average selling price per ton was $474.

At our Longmen Joint Venture, shipments representing June through December operations in the 2007 were 1,440,522 tons. Average selling price per ton was $429.

The following table displays sales and steel shipment data for General Steel by operating unit for the years 2007 and 2006, respectively.

		Year 2007		Year 2006
Operating Unit		Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
		(in Tons)		(in Tons)
Daqiuzhuang Metal		322,912	$147,727,340	341,702	$139,494,624
Baotou Steel Pipe Joint Venture	(e)	13,489	6,397,364	-	-
Longmen Joint Venture	(f)	1,440,522	618,314,461	-	-

Totals		1,776,923	$772,439,165	341,702	$139,494,624

(e) Sales and shipment data from Baotou Steel Pipe Joint Venture are for the months from July through December only. Data reflects 100% of the Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(f) Sales and shipment data from Longmen Joint Venture are for the months from June through December only. Data reflects 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture. The minority interest is removed after profits.

Gross profit for the year 2007 was approximately $56.7 million, an increase of 1259% or $52.5 million from $4.2 million for last year. Gross profit margin increased to 7% for the year 2007 from 3% for 2006.

The following table displays gross profit and gross margin data for General Steel by operating unit for the years 2007 and 2006, respectively.

		Year 2007		Year 2006
Operating Unit		Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal		$5,210,410	3.53%	$4,170,434	2.99%
Baotou Steel Pipe Joint Venture	(g)	386,249	6.04%	-	-
Longmen Joint Venture	(h)	51,092,102	8.26%	-	-

Totals		$56,688,761	7.34%	$4,170,434	2.99%

(g) Gross profit and gross margin data from Baotou Steel Pipe Joint Venture are for the months from July through December only. Data reflects 100% of Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(h) Gross profit and gross margin data from Longmen Joint Venture are for the months from June through December only. Data reflects 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture. The minority interest is removed after profits.

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

The following table displays sales and steel shipment data for General Steel by operating unit for the years 2006 and 2005, respectively.

	Year 2006		Year 2005
Operating Unit	Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
	(in Tons)		(in Tons)
Daqiuzhuang Metal	341,702	$139,494,624	203,422	$89,739,899

Totals	341,702	$139,494,624	203,422	$89,739,899

Gross profit decreased from $8.6 million in 2005 to $4.2 million in 2006. In the same period gross profit margin decreased from 9.6% in 2005 to 3% in 2006, representing a 6% decrease.

The following table displays gross profit and gross margin data for General Steel by operating unit for the years 2006 and 2005, respectively.

	Year 2006		Year 2005
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$4,170,434	2.99%	$8,574,049	9.55%

Totals	$4,170,434	2.99%	$8,574,049	9.55%

Cost of Sales

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Overall cost of sales increased to $715.8 million for the year 2007 from $135.3 million for the year 2006, an increase of 429%. The sharp increase in cost of sales reflects our acquiring controlling interest position in the Longmen Joint Venture in June, and to a lesser extent, the starting of our Baotou Steel Pipe Joint Venture which began sales operations in July 2007.

At Daqiuzhuang Metal, average cost per ton was $441 and $396, respectively for the years 2007 and 2006. Cost of sales went up mainly due to the price increase in raw materials. Overall, our raw material feedstock costs were driven up by an increase in iron-ore prices. Additionally, we shifted our product mix to include a higher percentage of silicon sheets which have higher feedstock and processing costs than carbon steel sheets.

At our Baotou Steel Pipe Joint Venture, average cost per ton was $446, representing July through December operations in the year 2007.

At our Longmen Joint Venture, average cost per ton was $394, representing June through December operations in the year 2007.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the years 2007 and 2006, respectively.

		Year 2007		Year 2006
Operating Unit		Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
		(in Tons)		(in Tons)
Daqiuzhuang Metal		322,912	$142,516,930	341,702	$135,324,190
Baotou Steel Pipe Joint Venture	(k)	13,489	6,011,115	-	-
Longmen Joint Venture	(l)	1,440,522	567,222,359	-	-

Totals		1,776,923	$715,750,404	341,702	$135,324,190

(k) Cost of sales and shipment volume data from Baotou Steel Pipe Joint Venture are for the months from July through December only. Data reflects 100% of the Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

(l) Cost of sales and shipment volume data from Longmen Joint Venture are for the months from June through December only. Data reflects 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Baotou Steel Pipe Joint Venture. The minority interest is removed after profits.

Fiscal year ended December 31, 2006 compare to Fiscal year ended December 31, 2005

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall cost of sales increased to $135.3 million in 2006, from $81.2 million in 2005, a 67% increase. Cost of sales as a percentage of sales increased from 90% in 2005 to 97% in 2006, a 7% increase. The increase mainly due to the price increase in raw materials. Overall, our raw material feedstock costs were driven up by an increase in iron-ore prices.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the years 2006 and 2005, respectively.

	Year 2006		Year 2005
Operating Unit	Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
	(in Tons)		(in Tons)
Daqiuzhuang Metal	341,702	$135,324,190	203,422	$81,165,850

Totals	341,702	$135,324,190	203,422	$81,165,850

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Selling, general and administrative expenses were $16.2 million for the year 2007, compared to $2.4 million for 2006. This increase is largely attributable to the operations of the Longmen Joint Venture, which began in June, and alone accounted for approximately $11.7 million in SG&A expense since June 2007.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

Selling, general and administrative expenses were $2.4 million for 2006, compared to $2.8 million for the same period of 2005, a 13% decrease. A large component of the decrease was due to the reclassification of packaging expense back to cost of sales.

Other income (expense)

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Finance and interest expenses were $9.3 million for the year 2007, a 296% increase from $2.4 million for 2006. The increase is traced to an increase in short term borrowings largely associated with the Longmen Joint Venture operations.

Income from derivative instrument was $6.2 million for the year 2007, there was no derivative instrument for the year 2006. See more detail information in our footnote, Note 14 - Convertible notes.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

Finance and interest expense was $2.4 million for the fiscal year ended December 31, 2006, a 23% increase compared to $1.9 million in 2005. This increase was because the outstanding bank loans increased to $30.3 million from $27.1 million as of December 31, 2006 and 2005, respectively. This increase in debt borrowing was mainly used for financing our bulk purchases of raw materials and our credit program to our main customers.

Net income

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Net income was $22.4 million for the year 2007 compared to $1.0 million for the same period of 2006, an increase of 2,071%. The sharp increase is largely attributable to the contributions from the Longmen Joint Venture which began in June 2007 and the income of $6.2 million recorded for the change in fair value of the derivative instrument in connection with the issuance of the convertible notes in 2007.

Earnings per share

Earnings per share was $0.69 for the year 2007. Earnings per share are calculated as follows:

	2007	2006
Income attributable to holders of common shares	$22,425,921	$1,033,208
Basic weighted average number of common shares outstanding	32,424,652	31,250,000
Add: dilution effect of warrants	133,698	-
Diluted weighted average number of common shares outstanding	32,558,350	31,250,000

Earnings per share
Basic	$0.69	$0.03
Diluted	$0.69	$0.03

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

Net income was $1.0 million for the year 2006 compared to $2.7 million for the same period of 2005, a decrease of 62%.

Earnings per share are calculated as follows:

	2006	2005
Net income	$1,033,208	$2,740,219

Weighted-average of common stock o/s	31,250,000	31,250,000

Earnings per share	$0.03	$0.09

Income taxes

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

The Company did not carry on any business and did not maintain any branch office in the United States during the year 2007 and 2006. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

Our Longmen Joint Venture is located in the mid-west region of China. The National Development and Reform Commission (NDRC) granted it qualification approval to attain the “Go West” special tax treatment. This national tax treatment rewards companies contributing to the economic development of the Western Region by lowering their effective corporate tax rate from 33 percent to 15 percent. This change is effective July first and is reflected from our year-end financial results.

For the year 2007, we had a tax expense of $4.8 million.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

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

Minority Interest

Minority interest mainly represents Long Steel Group’s 40% interest in Longmen Joint Venture and Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, both of which we control.

Accounts Receivable

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Accounts receivable and accounts receivable-related party were $11.8 million as of December 31, 2007 compared to $17.1 million on December 31, 2006.

We recognize the revenue when we ship out products and pass the titles of the products to our customers and distributors. At Daqiuzhuang Metal, we extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Never-the-less, to be conservative and prudent in our management practice, as of December 31, 2007, we reserved $148,224 for bad debt allowance based on our reasonable estimate.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

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

Liquidity and capital resources

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Due to the strong market demand for our products and our new Longmen Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. The bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks every year. Cash balance including restricted cash amounted to $52.1 million and $11.1 million as of December 31, 2007 and December 31, 2006, respectively.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

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

Operating activities

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Net cash provided by operating activities for the year 2007 was $39.0 million compared to $0.9 million used in 2006. This change was mainly due to the combination of the following factors:

Net cash generated in 2007 was primarily attributable to net income of $22.4 million adjusted by depreciation and amortization, minority interest and gain on derivative instrument, total of $16.1 million. Cash collected from accounts receivable and accounts receivable-related party was $16.2 million in 2007 compared a negative amount of $15.9 million in 2006. Notes receivable and other receivable in total had a cash outflow of $12.1 million in 2007 compared to $1.5 million in 2006. Increase in inventory and advances on inventory purchases resulted in a cash outflow of $63.4 million compared to an inflow of $7.2 million in 2006.

Accounts payable, other payables, accrued liabilities, customer deposits and tax payable went up by $60.7 million compared to $4.9 million in 2006.

Changes in these accounts were mainly resulted from the acquisitions of the Boutou Steel Pipe Joint Venture and Longmen Joint Venture. The increased operating capacity helped the company generate positive cash flows from operating activities.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

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

Investing activities

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Net cash used by investing activities was $15.1 million for the year 2007 compared to $5.9 million used in 2006. This increase in cash used in investing activities mainly resulted from a $21.5 million on equipment purchase.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

  Net cash used in investing activities was $5.9 million for the fiscal year ended December 31, 2006 compared to $7.9 million used in investing activities in the previous year. The cash has been spent on the construction of the new plant.

Financing activities

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

Net cash provided by financing activities was $12.8 million for the year 2007 compared to $4.7 million in 2006. This was mainly due to $40 million in convertible notes issued in 2007 offset by payoffs of various short term loans and notes payable.

Fiscal year ended December 31, 2006 compared with Fiscal year ended December 31, 2005

Net cash provided by financing activities was $4.7 million for the year ended December 31, 2006 compared to $0.8 million provided by investing activities of the previous year. We signed a borrowing agreement with Shenzhen Development Bank to borrow $5,1 in the first quarter. The proceeds were mainly used to pay for inventory purchases and the construction of the new plant.

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

Long Steel Group has spent more than RMB 33 million (approximately $4.3 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. In 2007, new water consumption per ton of steel produced was 0.7 ton.

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

Off-balance sheet arrangements

On January 14, 2008, the Company through Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture entered into an agreement with Tongxing to contribute its own land of 217,487 square meters (approximately 53 acres) at the appraised value of RMB 30,227,333 (approximately $4.1 million). Pursuant to the agreement, the land will be converted into shares valued at approximately RMB 22,744,419 (approximately $3.1 million), providing Longmen Joint Venture with a stake of 22.76% in Tongxing and making it Tongxing’s largest and controlling shareholder.

The business license of Tongxing was obtained on December 27,.

 Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and convertible notes. Actual results could differ from these estimates.

Derivative Instrument

The Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Agreement, the Company agreed to sell to the Buyers (i) senior convertible notes in the aggregate principal amount of $40,000,000 (“Notes”) and (ii) warrants to purchase an additional aggregate amount of 1,154,958 shares of Common Stock of the Company (the “Warrants”). Both the Warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Therefore these instruments are accounted for as derivative liabilities and periodically marked-to-market. The change in the value of the derivative liabilities is charged against or credited to income.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and long term debts to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The convertible preferred shares issued in 2005 and the convertible note issued in 2007 did not require bifurcation or result in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our chief executive officer, or CEO, and our principal financial officer, or CFO, are responsible for establishing and maintaining our disclosure controls and procedures (within the meaning of Rule 13a-15(e) of the Exchange Act). These controls and procedures were designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information was accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. We evaluated these disclosure controls and procedures under the supervision of our CEO and CFO as of December 31, 2007. Based upon that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures are effective.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We performed an evaluation of the effectiveness of our internal control over financial reporting that is designed by, or under the supervision of, our principal executive and principal financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007 is effective. Notwithstanding the foregoing, there can be no assurance that the Company’s internal control over financial reporting will detect or uncover all failures of persons within the Company to comply with these procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	Dollars amounts in thousands
Bank loans (1)	$119,493	$119,493		$	$
Notes payable	15,163	15,163
Deposits due to customers and sales representatives	47,084	47,084
Convertible notes ( Principal plus Interest )	54,000	1,200	4,800		48,000
Total	$235,740	$182,940	$4,800		$48,000

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2007, annual production capacity of 2 million tons of steel, a $1 change in the annual average price would change annual pre-tax profits by approximately $2 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture and Baotou Steel Pipe Joint Venture, are all located in China. They produce and sell all of their products domestically in the P.R.C.. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. A ten percent (10%) decrease in the 2007 average Renminbi exchange rate would result in a $1,800,000 charge to income.

ITEM 8. FINANCIAL STATEMENTMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of General Steel Holdings, Inc., including consolidated balance sheets as of December 31, 2007 and 2006, and consolidated statements of income and other comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005 and notes to the consolidated financial statements, together with a report thereon of Moore Stephens Wurth Frazer and Torbet, LLP, dated March 31, 2008, are attached hereto as pages F-1 through F-34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. General Steel Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ MOORE STEPHENS WURTH FRAZER AND TORBET, LLP
Walnut, California
March 28, 2008

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash	$43,713,346	$6,831,549
Restricted cash	8,391,873	4,231,523
Accounts receivable, net of allowance for doubtful accounts of $148,224
and $137,132 as of December 31, 2007 and December 31, 2006, respectively	11,225,678	17,095,718
Accounts receivable - related parties	565,631	-
Notes receivable	4,216,678	537,946
Notes receivable - Restricted	12,514,659	-
Short term loan receivable - Related Party	1,233,900	-
Other receivables	1,280,853	268,784
Other receivables - related parties	1,913,448	850,400
Inventories	77,928,925	12,489,290
Advances on inventory purchases	58,170,474	2,318,344
Advances on inventory purchases - related parties	9,944,012	-
Prepaid expenses - current	1,059,866	46,152
Prepaid expenses related party - current	49,356	-
Deferred tax assets	399,751	-
Deferred notes issuance cost	3,564,546	-
Total current assets	236,172,996	44,669,706

PLANT AND EQUIPMENT, net	218,263,367	26,606,594

OTHER ASSETS:
Advances on equipment purchases	742,061	-
Long term investment	822,600	-
Prepaid expenses - non current	506,880	740,868
Prepaid expenses related party - non current	142,467	-
Intangible assets, net of accumulated amortization	21,756,709	1,804,440
Total other assets	23,970,717	2,545,308

Total assets	$478,407,080	$73,821,608

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$102,241,708	$3,001,775
Accounts payable - related parties	14,302,738	-
Short term loans - bank	93,019,608	30,284,686
Short term loans - others	19,156,070	-
Short term loans - related parties	7,317,027	-
Short term notes payable	15,163,260	8,153,520
Other payables	3,343,684	355,142
Other payable - related parties	2,126,383	-
Accrued liabilities	5,248,863	1,064,012
Customer deposits	37,872,698	1,093,602
Customer deposits - related parties	9,211,736	-
Deposits due to sales representatives	3,068,298	2,051,200
Taxes payable	27,576,240	5,391,602
Investment payable	6,580,800	-
Distribution payable to minority shareholder	2,820,803	-
Shares subject to mandatory redemption	-	2,179,779
Total current liabilities	349,049,916	53,575,318

NOTES PAYABLE, net of debt discount $34,559,584	5,440,416	-

DERIVATIVE LIABILITIES	28,483,308	-

Total liabilities	382,973,640	53,575,318

MINORITY INTEREST	42,044,266	6,185,797

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 and 0 shares
issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	3,093	-
Common Stock, $0.001 par value, 200,000,000 shares authorized, 34,634,765 and
32,426,665 shares (including 1,176,665 redeemable shares) issued and outstanding
as of December 31, 2007 and December 31, 2006, respectively	34,635	31,250
Paid-in-capital	23,429,153	6,871,358
Retained earnings	22,686,590	4,974,187
Statutory reserves	3,632,325	1,107,010
Contribution receivable	(959,700)	-
Accumulated other comprehensive income	4,563,078	1,076,688
Total shareholders' equity	53,389,174	14,060,493

Total liabilities and shareholders' equity	$478,407,080	$73,821,608

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
			Restated

REVENUES	$416,900,597	$139,494,624	$89,739,899

REVENUES - RELATED PARTIES	355,538,568	-	-

TOTAL REVENUES	772,439,165	139,494,624	89,739,899

COST OF SALES	389,614,876	135,324,190	81,165,850

COST OF SALES - RELATED PARTIES	326,135,528	-	-

TOTAL COST OF SALES	715,750,404	135,324,190	81,165,850

GROSS PROFIT	56,688,761	4,170,434	8,574,049

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	16,163,956	2,421,285	2,781,070

INCOME FROM OPERATIONS	40,524,805	1,749,149	5,792,979

OTHER INCOME (EXPENSE), NET	(1,261,817)	82,830	(1,680,842)

INCOME BEFORE PROVISION FOR INCOME TAXES	39,262,988	1,831,979	4,112,137
AND MINORITY INTEREST

PROVISION (BENEFIT) FOR INCOME TAXES
Current	5,224,722	-	-
Deferred	(388,525)	-	-
Total provision for income taxes	4,836,197	-	-

INCOME BEFORE MINORITY INTEREST	34,426,791	1,831,979	4,112,137

LESS MINORITY INTEREST	12,000,870	798,771	1,371,918

NET INCOME	22,425,921	1,033,208	2,740,219

FOREIGN CURRENCY TRANSLATION GAIN	3,486,390	677,500	399,188

COMPREHENSIVE INCOME	$25,912,311	$1,710,708	$3,139,407

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	32,424,652	31,250,000	31,250,000
Diluted	32,558,350	31,250,000	31,250,000

EARNINGS PER SHARE
Basic	$0.69	$0.03	$0.09
Diluted	$0.69	$0.03	$0.09

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Preferred stock		Common Stock
	Number	Par	Number	Par	Paid-in
	of shares	Value	of shares	Value	capital

BALANCE, January 1, 2005 (restated)	-	$-	31,250,000	$31,250	$6,871,358

Net income
Adjustment to statutory reserve
Foreign currency translation gain

BALANCE, December 31, 2005 (restated)	-	$-	31,250,000	$31,250	$6,871,358

Net income
Adjustment to statutory reserve
Foreign currency translation gain

BALANCE, December 31, 2006	-	$-	31,250,000	$31,250	$6,871,358

Net income
Adjustment to statutory reserve
Registered Capital to be received from
Baotou Steel by 05/21/09
Common stock issued for service, $1.32			18,000	18	23,742
Preferred stock issued for acquisition net of dividend distribution to Tianjin Victory New	3,092,899	3,093			8,370,907
Conversion of redeemable stock, $1.95			1,176,665	1,177	2,293,320
Conversion of warrants, $2.50			2,120,000	2,120	5,297,880
Common stock issued for compensation, $8.16			70,100	70	571,946
Foreign currency translation gain

BALANCE, December 31, 2007	3,092,899	$3,093	34,634,765	$34,635	$23,429,153

	Retained Earnings			Accumulated other
	Statutory		Subscriptions	comprehensive
	reserves	Unrestricted	receivable	income	Totals

BALANCE, January 1, 2005 (restated)	$154,794	$2,152,976	$-	$-	$9,210,378

Net income		2,740,219			2,740,219
Adjustment to statutory reserve	685,959	(685,959)			-
Foreign currency translation gain				399,188	399,188

BALANCE, December 31, 2005 (restated)	$840,753	$4,207,236	$-	$399,188	$12,349,785

Net income		1,033,208			1,033,208
Adjustment to statutory reserve	266,257	(266,257)			-
Foreign currency translation gain				677,500	677,500

BALANCE, December 31, 2006	$1,107,010	$4,974,187	$-	$1,076,688	$14,060,493

Net income		22,425,921			22,425,921
Adjustment to statutory reserve	2,525,315	(2,525,315)			-
Registered Capital to be received from Baotou Steel by 05/21/09			(959,700)		(959,700)
Common stock issued for service, $1.32					23,760
Preferred stock issued for acquisition net of dividend distribution to Tianjin Victory New		(2,188,203)			6,185,797
Conversion of redeemable stock, $1.95					2,294,497
Conversion of warrants, $2.50					5,300,000
Common stock issued for compensation, $8.16					572,016
Foreign currency translation gain				3,486,390	3,486,390

BALANCE, December 31, 2007	$3,632,325	$22,686,590	$(959,700)	$4,563,078	$53,389,174

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,425,921	$1,033,208	$2,740,219
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority Interest	12,000,870	798,771	1,371,918
Depreciation	9,740,317	1,619,267	1,053,976
Amortization	596,538	297,933	289,938
Loss on disposal of equipment	10,404	28,137	25,992
Deferred tax assets	(383,918)	-	-
Stock issued for services and compensation	595,776	-	-
Interest expense accrued on mandatory redeemable stock	114,135	458,904	114,724
Amortization of deferred note issuance cost	29,954	-	-
Amortization of discount on convertible notes	159,478	-	-
Change in fair value of derivative instrument	(6,235,754)	-	-
Allowance for bad debt	1,510	132,895	-
(Increase) decrease in assets:
Accounts receivable	16,247,520	(15,871,902)	(451,095)
Accounts receivable - related parties	(543,228)	-	-
Notes receivable	(9,491,608)	(521,888)	373,785
Other receivables	(453,072)	(152,111)	108,860
Other receivables - related parties	(990,037)	(850,400)	-
Loan receivable	(1,185,030)	-	-
Inventories	(8,853,823)	(1,366,266)	2,378,597
Advances on inventory purchases	(45,012,751)	8,581,191	3,042,837
Advances on inventory purchases - related parties	(9,550,168)	-	-
Prepaid expense - current	(949,243)	-	(63,709)
Prepaid expense - non current	252,872	44,559	(659,742)
Prepaid expense - current - related parties	(47,401)	-	-
Prepaid expense - non current - related parties	(136,825)	-	-
Increase (decrease) in liabilities:
Accounts payable	88,355,643	2,106,005	523,624
Accounts payable - related parties	13,736,262	-	-
Other payables	823,345	135,275	(364,090)
Other payable - related party	(76,863,715)	(980,000)	(10,000)
Accrued liabilities	2,440,134	259,000	506,214
Customer deposits	2,559,598	(221,532)	(771,235)
Customer deposits - related parties	8,846,895	-	-
Taxes payable	20,799,845	3,577,364	(240,347)
Net cash (used in) provided by operating activities	39,040,444	(891,590)	9,970,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	508,906	-	-
Restricted cash	236,655	(1,374,495)	861,897
Notes receivable - related party	-	3,013,680	(2,932,800)
Proceeds from short term investment	-	37,671	-
Acquire long term investment	(790,020)	-	-
Deposits due to sales representatives	840,055	732,073	(1,222)
Advance on equipment purchases	(712,671)	1,066,504	(1,037,881)
Prepayments for land use rights	-	(72,031)	-
Equipment purchases	(21,523,962)	(2,401,860)	(627,941)
Construction in progress	-	(6,865,560)	(4,169,895)
Cash proceeds from sale of equipment	63,422	-	8,552
Increase in investment payable	6,320,160
Net cash used in investing activities	(15,057,455)	(5,864,018)	(7,899,290)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings on short term loans - bank	56,812,972	29,663,401	31,967,520
Payments on short term loans - bank	(53,111,728)	(27,462,159)	(31,246,540)
Payments on short term loans - related parties	(17,117)	-	-
Borrowings on short term loans - others	5,230,372	-	-
Payments on short term loans - others	(12,640,320)	-	-
Borrowings on short term notes payable	14,562,702	7,986,252	11,266,840
Payments on short term notes payable	(38,210,634)	(5,474,852)	(12,782,120)
Cash received from issuance of convertible note	36,855,500	-	-
Contribution received from minority shareholders	790,020	-	-
Payment to original shareholders	(2,813,644)	-	-
Cash received from warrants converted to common stock	5,300,000	-	-
Cash received on issuance of mandatory redeemable stock	-	-	1,606,151
Net cash provided by financing activities	12,758,123	4,712,642	811,851

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	140,685	226,142	217,536

INCREASE (DECREASE) IN CASH	36,881,797	(1,816,824)	3,100,563

CASH, beginning of year	6,831,549	8,648,373	5,547,810

CASH, end of year	$43,713,346	$6,831,549	$8,648,373

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Background

General Steel Holdings, Inc. was incorporated on August 5, 2002 in the state of Nevada under the name of American Construction Company (“ACC”). On October 14, 2004, ACC, Northwest Steel Company, a wholly-owned Nevada subsidiary of ACC, and General Steel Investment Co., Ltd., a British Virgin Islands company (“General Steel Investment”), entered into an Agreement and Plan of Merger pursuant to which ACC acquired General Steel Investment, and its 70% ownership in its subsidiary Tianjin Daqiuzhuang Metal Sheet Co., Ltd., a PRC limited liability company (“Daqiuzhuang Metal”) in exchange for shares of ACC’s common stock. Effective March 7, 2005, ACC changed its name to “General Steel Holdings, Inc.” (the “Company” or “General Steel”).

The Company through its 100% owned subsidiary, General Steel Investment operates a portfolio of Chinese steel companies serving various industries. The Company presently has three production subsidiaries: Daqiuzhuang Metal, Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”) and Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). The Company’s main products include rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

The following table reflects the Company’s current organization structure:

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the September 28, 2005 Joint Venture Agreement ("Original Joint Venture Agreement") which established Baotou Steel Pipe Joint Venture, a PRC limited liability company. The Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. Baotou Steel Pipe Joint Venture obtained its business license from the PRC on May 25, 2007 and started its normal operation in July 2007. See more discussion in Note 19 - Business combinations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Baotou Steel Pipe Joint Venture is located in Kundulun District, Baotou city, Inner Mongolia, China. It produces and sells spiral welded steel pipes and primarily serves customers in the oil, gas and petrochemical markets.

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in Tianjin Daqiuzhuang Metal Sheet Co. Ltd. (“Daqiuzhuang Metal”) General Steel agreed to issue to Victory New an aggregate of 3,092,899 shares of Series A Preferred Stock with a fair value of $8,374,000, and voting power of 30% of the combined voting power of General Steel’s common and preferred stock while outstanding. As a result of the acquisition, Daqiuzhuang Metal is a wholly owned subsidiary of the Company. See details in Note 19 - Business combinations.

On May 18, 2007, Daqiuzhuang Metal established Yangpu Shengtong Investment Co., Ltd. (“Yangpu Investment”) and injected registered capital totaling RMB100,000,000, or approximately $13,030,000, into the investment. The total registered capital of Yangpu Investment is RMB110,000,000, or approximately $14,333,000, and Daqiuzhuang Metal has a 99.1% ownership interest in Yangpu Investment. The rest of Yangpu Investment is indirectly owned by Zuosheng Yu, our Chairman and CEO.

Qiu Steel Investment Co., Ltd. (“Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest RMB148,000,000, or approximately $19,284,400, through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel Investment is RMB150,000,000, or approximately $19,545,000. As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment making Qiu Steel Investment a subsidiary of Yangpu Investment and Daqiuzhuang Metal. The rest of Qiu Steel Investment is indirectly owned by Zuosheng Yu, our Chairman and CEO.

Yangpu Investment and Qiu Steel Investment are Chinese registered limited liability companies formed to acquire other businesses.

On June 15, 2007, General Steel and Shaanxi Longmen Iron and Steel (Group) Co., Ltd., a PRC limited liability company (“Longmen Group”), signed an agreement to form Longmen Joint Venture. The parties agreed to make the effective date of the transaction June 1, 2007. General Steel contributed RMB300 million or approximately $39,450,000 through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment, to the Longmen Joint Venture. General Steel and Longmen Group own a 60% and 40% ownership interest, respectively, in Longmen Joint Venture. The Longmen Joint Venture obtained its business license from the PRC on June 22, 2007. See more discussion in Note 19 - Business combinations.

Longmen Joint Venture is located in Hancheng city, Shaanxi province, China. Longmen Joint Venture is the largest integrated steel producer in Shaanxi province, that uses iron ore and coke as primary raw materials for steel production. Longmen Joint Venture produces pig iron, crude steel, reinforced bars and high-speed wire. Longmen Joint Venture is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of coke and the production of iron ore pellets from taconite, transportation services and real estate and hotel operations. These operations are all located in Hancheng city and primarily serve regional customers in the construction industry.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

On September 24, 2007, Longmen Joint Venture further acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd., a PRC limited liability company (“EPID”) engaging in recycling steel production waste, for RMB18,080,930, approximately $2,380,000, and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., a PRC limited liability company (“Hualong”) engaging in producing fire retardant material for steel production, for RMB3,287,980, approximately $430,000. The parties agreed to make the effective date of the transaction July 1, 2007.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

		Percentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd	P.R.C.	100.0%
Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.	P.R.C.	80.0%
Yangpu Shengtong Investment Co., Ltd.	P.R.C.	99.1%
Qiu Steel Investment Co., Ltd.	P.R.C.	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.	P.R.C.	60.0%

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of all direct and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in the consolidation. The Longmen Joint Venture financial data from June 1, 2007, the effective date of the acquisition, to December 31, 2007 is included in the accompanying consolidated financial statements. The financial data of EPID and Hualong are included in the accompanying consolidated financial statements from July 1 to December 31, 2007.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and the fair value of the conversion feature and warrants associated with the note payable. Actual results could differ from these estimates.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Concentration of risks

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on December 31, 2007 and 2006 amounted to $53,817,485 and $11,058,636, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, all distributors, which represented approximately 59%, 30% and 37% of the Company’s total sales for the years ended December 31, 2007, 2006 and 2005, respectively. Five customers accounted for 0%, 62% and 51% of total accounts receivable as of December 31, 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007, 2006 and 2005, the Company purchased approximately 40%, 82% and 85%, respectively, of their raw materials from four major suppliers. Five vendors accounted for 11%, 0%, and 0% of total accounts payable as of December 31, 2007, 2006 and 2005, respectively.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Foreign currency translation and other comprehensive income

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $4,563,078, $1,076,688 and $399,188 as of December 31, 2007, 2006 and 2005, respectively. The balance sheet amounts, with the exception of equity at December 31, 2007 and 2006, were translated at 7.30 RMB and 7.8 RMB to $1.00 USD, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2007, 2006 and 2005 were 7.59 RMB, 7.96 RMB and 8.18RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and long term debts to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The convertible preferred shares issued in 2005 and the convertible note issued in 2007 did not require bifurcation or result in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

Derivative instrument

In December 2007, the Company issued convertible notes totaling $40,000,000 (“Notes”) and 1,154,958 warrants. Both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore these instruments are accounted for as derivative liabilities and marked-to-market each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banks with maturities of less than three months.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Accounts receivable include trade accounts due from the customers. An allowance for doubtful account is established and recorded based on managements’ assessment of the credit history and relationship with the customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjusts the allowance when necessary.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee when it submits the early payment request. The Company had $4,216,678 and $537,946 outstanding as of December 31, 2007 and 2006, respectively.

Restricted notes receivable represents notes pledged as collaterals of short term loans from banks. AS of December 31, 2007 and 2006, restricted notes receivable amounted to $12,514,659 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method.

Intangible assets

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land.

Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total amount of $3,167,483. These land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

Longmen Group contributed land use rights for a total amount of $19,823,885 to the Longmen Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Long-term investments

Investee companies over which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, and other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. In December 2007, the Company acquired 27% of ownership interest in Xian Delong Powder Engineering Materials Co., Ltd., through its 74.92% owned subsidiary, Environmental Protection Industry Development Co., Ltd., with a consideration of $822,600. This investment is accounted for by the equity method.

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable to the vendor. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. The total outstanding amounts of short-term notes payable were $15,163,260 and $8,153,520 as of December 31, 2007 and December 31, 2006, respectively.

Shares subject to mandatory redemption

The Company adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. The Company issued redeemable stock in September 2005. The amount was presented as a liability on the balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date. As of December 31, 2007, redemption feature on all the shares issued was expired and subsequently the shares were reclassified from liability to equity. See note 13 for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Income taxes

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

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
DECEMBER 31, 2007

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

Shipping and handling

Shipping and Handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses for purchases of material and sales of finished goods for the years ended December 31, 2007, 2006, and 2005 amounted to $2,806,599, $165,666, and $77,075, respectively.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of December 31, 2007 and 2006, minority interest amounted to $42,044,266 and $6,185,797, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 3 - Accounts receivable and allowance for doubtful accounts

Accounts receivable, net of allowance for doubtful accounts consist of the following:

	December 31, 2007	December 31, 2006
Accounts receivable	$11,373,902	$17,232,850
Less: allowance for doubtful accounts	148,224	137,132
Net accounts receivable	$11,225,678	$17,095,718

Movement of allowance for doubtful accounts is as follows:

	December 31, 2007	December 31, 2006
Beginning balance	$137,132	$1,371
Charge to expense	751	135,761
Written-off	-	-
Exchange rate effect	10,341	-
Ending balance	$148,224	$137,132

Note 4 - Inventory

Inventory consists of the following:

	December 31, 2007	December 31, 2006
Supplies	$1,829,551	$1,061,773
Raw materials	42,919,783	2,827,127
Work in process	82,439	-
Finished goods	33,097,152	8,600,390
Total	$77,928,925	$12,489,290

Raw materials consist primarily of iron ore and coke at Long Men Joint Venture and steel strip at Daqiuzhuang Metal. Work in process primarily consists of pig iron and other semi-finished products. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of December 31, 2007 and 2006, the Company believes no reserves are necessary.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 5 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company at the end of the contract. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $68,114,486 and $2,318,344 as of December 31, 2007 and December 31, 2006, respectively.

Note 6 - Plant and equipment, net

Plant and equipment consist of the following at:

	December 31, 2007	December 31, 2006
Buildings and improvements	$71,265,004	$9,338,865
Machinery	134,716,437	22,675,357
Transportation equipment	4,232,556	1,019,698
Other equipment	1,310,489	-
Construction in process	24,574,027	-
Totals	236,098,513	33,033,920
Less accumulated depreciation	(17,835,146)	(6,427,326)
Totals	$218,263,367	$26,606,594

The depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $9,740,317, $1,619,267 and $1,053,976, respectively.

For the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest of $1,037,793, $186,432 and $57,844, respectively.

Note 7 - Intangible assets

The Company’s intangible assets are as follows:

	December 31, 2007	December 31, 2006
Land use right	$23,629,059	$3,041,733
Software	71,978	-
Accumulated Amortization	(1,944,328)	(1,237,293)
Total	$21,756,709	$1,804,440

Total amortization expense for the years ended December 31, 2007, 2006, and 2005, amounted to $596,538 and $297,933, and $289,938, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8 - Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, normally due within one year. The loans due to banks can be renewed with the banks. The Company had short term loans from related parties totaling $7,317,027 as of December 31, 2007. No short term loans from related parties were outstanding as of December 31, 2006.

The loans due to banks consisted of the following:

DAQIUZHUANG METAL
	December 31, 2007	December 31, 2006
Loan from China Bank, JingHai Branch, due September 2008. Quarterly interest only payment at 7.29% per annum, secured by equipment	$959,700	$1,153,800

Loans from Agriculture Bank, DaQiuZhuang Branch, due various dates from March to September 2008. Quarterly interest only payments ranging from 7.344% to 8.424% per annum, guaranteed by an related third party and secured by equipment	10,293,468	9,625,256

Loan from Construction Bank of China, JinHai Branch, due August 2008. Monthly interest only payment at 8.55%per annum, guaranteed by an unrelated third party and secured by equipment	1,508,100	1,557,630

Loans from ShangHai PuFa Bank, due various dates from March to July 2008. Quarterly interest only payments ranging from 6.435% to 6.732% per annum, guaranteed by an unrelated third party	4,113,000	5,128,000

Loan from China Merchants Bank, due November 2008. Quarterly interest only payments at floating interest rate,105% of People's Bank base rate of 7.29% to 7.85%, guaranteed by an unrelated third party.	8,226,000	7,692,000

Loan from ShenZhen Development Bank, due various dates in March 2008. Monthly interest only payment at 6.426% to 6.710% per annum, secured by inventory and guaranteed by CEO of the Company.	6,855,000	5,128,000

Totals - Daqiuzhuang Metal	$31,955,268	$30,284,686

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

LONG MEN JOINT VENTURE
	December 31, 2007	December 31, 2006

Loans from Construction Bank, due various dates from March to October 2008.Monthly interest only payments ranging from 7.22% to 8.02% per annum, guaranteed by equipment and Bankers’ Acceptance Bill.	$20,633,550	$

Loans from Agriculture Bank, due various dates from March 2008 to May 2008. Monthly interest only payments ranging from 7.12% to 8.31%, guaranteed by equipment and Bankers’ Acceptance Bill.	3,989,610

Loans from Bank of China,HanCheng Branch, due various dates from May 2008 to July 2008. Monthly interest payments ranging from 6.71% to 6.90% per annum, guaranteed by unrelated third parties.	9,597,000		-

Loans from Credit Cooperatives, due various dates from March 2008 to July 2008. Monthly interest payments by 11.02% per annum, guaranteed by an unrelated third party.	2,742,000

Loans from HuaXia Bank, due various dates from January to November 2008. Monthly interest payment ranging from 5.83% to 8.74% per annum, guaranteed by equipment and Bankers’s Acceptance Bill.	13,819,680

Loan from Communication Bank, due October 2008, Quarterly interest only payments, annual interest rate of 8.02%, guaranteed by equipment.	3,427,500		-

Loan from China Merchants Bank, due September 2008, Monthly interest payments, annual interest rate of 9.13%, guaranteed by an unrelated third party and secured by land use rights and buildings.	6,855,000		-
Totals-Long Men Joint Venture	$61,064,340		$-
Grand totals	$93,019,608		$30,284,686

Long Men Joint Venture also has various loans from unrelated companies and individuals which are due within one year. The loans are unsecured, annual interest rates ranging from 8% to 12%. As of December 31, 2007, these loans outstanding amounted to $19,156,070.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Short term notes payable

Short-term notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor funded with draws on the lines of credit. This short term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash.

The Company had the following short term notes payable outstanding as of December 31, 2007 and December 31, 2006:

DAQIUZHUANG METAL
	December 31, 2007	December 31, 2006
China Bank, Jing Hai Branch, due March 2008, restricted cash required of 50% of loan amount, guaranteed by the Company	$1,588,040	$1,487,120

Agricultural Bank of China, various amounts, due March 2008, restricted cash required of 60% of loan amount, guaranteed by the Company and an unrelated third party	1,232,100	1,538,400

ShangHai PuFa Bank, various amounts, due date ranging between April and May 2008, restricted cash required of 50% of loan balance, guaranteed by an unrelated third party	5,488,120	5,128,000

Totals -Daqiuzhuang Metal	$8,308,260	$8,153,520

LONG MEN JOINT VENTURE

ShangHai Pudong Development Bank, various amounts, due datesranging between January to May 2008, restricted cash required of 60% of loan amount, paid by Long Men Steel Group, guaranteed by equipment.	6,855,000	-

Totals-Long Men Joint Venture	6,855,000	-

Grand totals	$15,163,260	$8,153,520

Total interest expense for the years ended December 31, 2007, 2006 and 2005 on the debt listed above amounted to $6,589,382, $2,065,237 and $1,719,351, respectively. Capitalized interest amounted to $1,037,793, $186,432 and $57,844 for the years ended December 31, 2007, 2006 and 2005, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 9 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2007 and December 31, 2006, customer deposits amounted to $47,084,434 including related parties deposits $9,211,736, and $1,093,602, respectively.

Note 10 - Deposits due to sales representatives

Daqiuzhuang Metal and one of Longmen Joint Venture’s subsidiaries, Yuxin Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $3,068,298 and $2,051,200 in deposits due to sales representatives outstanding as of December 31, 2007 and December 31, 2006, respectively.

Note 11 - Investment payable

In June 2007, Yangpu Investment and the former shareholders of Qiu Steel Investment entered into an agreement. Pursuant to this agreement, Yangpu Investment received 98.7% of the total equity of Qiu Steel Investment for RMB148,000,000 or approximately $19,462,000. As of December 31, 2007, Yangpu Investment had payable amounted to RMB48,000,000 or approximately $6,580,800.

Note 12 - Distribution payable to minority shareholder

Distribution payable of $2,820,803 represents dividends owed to the minority owners of EPID and Hualong for retained earnings prior to the acquisition date.

Note 13 - Private offering of redeemable stock

On September 18, 2005, the Company entered into a subscription agreement with certain investors to sell a total of 1,176,665 shares of common stock at $1.50 per share for gross proceeds of $1,765,000, commissions totaled $158,849, leaving net proceeds of $1,606,151. In addition, two warrants are attached to each share of common stock giving the warrant holders the right to purchase 2,353,330 shares of common stock. The warrants can be exercised on the second anniversary of the subscription date at $2.50 per share and through the third anniversary date at $5.00 per share. At the option of the holder, the Company may be required to repurchase the 1,176,665 shares of common stock 18 months after the closing date at a per share price of $1.95.

In accordance with SFAS 150, The Company recorded this stock issuance as a liability due to the mandatory redemption provision. The shares were recorded at fair value on the date of issuance, which was the net cash proceeds, plus any accrued interest up to March 31, 2007. The difference between the net proceeds, $1,606,151, and the redemption amount, $2,294,497, totaling $688,346, was accrued and amortized as interest expense.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

As of December 31, 2007, the put option on all the redeemable shares had expired and all the shares were reclassified into equity.

Note 14 - Convertible notes

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Agreement, the Company agreed to sell to the Buyers (i) senior convertible notes in the aggregate principal amount of $40,000,000 (“Notes”) and (ii) warrants to purchase 1,154,958 shares of common stock of the Company (the “Warrants”).

The Notes bear initial interest at 3% per annum, which will be increased each year as specified in the Notes, payable semi-annually in cash or shares of the Company’s common stock. The Notes have a five year term through December 12, 2012. They are convertible into shares of the common stock, subject to customary anti-dilution adjustments. The initial conversion price is $12.47. The Company may redeem the Notes at 100% of the principal amount, plus any accrued and unpaid interest, beginning December 13, 2008, provided the market price of the common stock is at least 150% of the then applicable conversion price for 30 consecutive trading days prior to the redemption.

The Notes are secured by a first priority, perfected security interest in certain shares of common stock of Zuo Sheng Yu, as evidenced by the pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

The Warrants grant the Buyers the right to acquire shares of common stock at $13.51 per share, subject to customary anti-dilution adjustments. The Warrants may be exercised at any time on or after May 13, 2008, but not after May 13, 2013, the expiration date of the Warrants.

In connection with this transaction, the Company and the Buyers entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company has agreed to register within 60 calendar days common stock issuable to the Buyers for resale on a registration statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company shall register at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures.

In addition, certain management members of the Company also entered into a lock-up agreement with the Company pursuant to which each person agreed not to sell any personally owned shares one year after the initial effective date of the resale registration statement described above.

Pursuant to the Registration Rights Agreement, the Company was required to file the registration statement on February 11, 2008. The Company filed the registration statement on February 13, 2008, which was two days after the required filing date. As of the date of this report, the Company reached an agreement with all note holders to waive the related penalty of $427,000.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Pursuant to APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company discounted the Notes equal to the fair value of the warrants. The Notes were further discounted for the fair value of the conversion option. The combined discount is being amortized to interest expense over the life of the Notes using the effective interest method.

The fair value of conversion option and the warrants were calculated using the Binomial model based on the following variables:

•	Expected volatility of 105% calculated using the Company’s historical price of its common stock
•	Expected dividend yield of 0%
•	Risk-free interest rate of 3.54% and 3.61%, for the conversion option and the warrants, respectively
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

On December 13, 2007, the Company recorded $34,719,062 as derivative liability, including $9,298,044 for the fair value of the warrants and $25,421,018 for fair value of the conversion option. The initial carrying value of the Notes was $5,280,938. The financing cost of $3,594,500 was recorded as deferred note issuance cost and is being amortized to interest expense over the term of the Notes using the effective interest method.

On December 31, 2007, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased $6,235,754, including $1,659,583 for the decrease in fair value of the warrants and $4,576,171 for the decrease in fair value of the conversion option. The decrease was recorded as a gain and included in other income, net.

As of December 31, 2007, the balance of derivative liabilities was $28,483,308, which consisted of $7,638,461 for the warrants and $20,844,847 for the conversion option, and the carrying value of the Notes was $5,440,416. Amortization of the debt discount totaled $159,478 was recorded as interest expense for the year ended December 31, 2007. The unamortized financing cost was $3,564,546 as of December 31, 2007 and $29,954 was amortized to interest expense for the period.

Note 15 -Other expenses and income, net

Other income and expense for the years ended December 31, 2007, 2006 and 2005 consist of the following:

	December 31, 2007	December 31, 2006	December 31, 2005
			(Restated)
Finance/interest expense	$(9,296,601)	$(2,345,031)	$(1,905,104)
Interest income	871,221	182,780	230,103
Change in fair value of derivative liabilities	6,235,754	-	-
Other non-operating income	1,484,342	2,348,526	12,494
Other non-operating expense	(556,533)	(103,445)	(18,335)
Total other (expense) income	$(1,261,817)	$82,830	$(1,680,842)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 16 - Taxes

Income taxes

Significant components of the provision for income taxes on earnings from operation for the years ended December 21, 2007, 2006 and 2005 are as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Provision for income taxes:
Current	$5,224,722	$-	$-
Deferred	(388,525)	-	-
Total provision for income taxes	$4,836,197	$-	$-

The principal component of the deferred income tax assets is as follows:

	December 31, 2007	December 31, 2006	December 31, 2005

Net operating loss carry-forward	$1,554,101	$-	$-
Effective tax rate	25.0%	-	-
Deferred tax asset	$399,751	$-	$-

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 21, 2007, 2006 and 2005 as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
U.S. Statutory rates	34.00%	34%	34%
Foreign income not recognized in USA	-34.00%	-34%	-34%
China income taxes	33.00%	-	-
Tax effect of income not taxable for tax purpose	-3.39%	-	-
Effect of different tax rate of subsidiaries operating in other jurisdictions	-17.29%	-	-
Total provision for income taxes	12.32%	-	-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore income tax is accrued at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia, is subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes).

For the years ended December 31, 2007, 2006 and 2005, the tax savings resulted from the tax holidays and special tax benefits granted by the China tax authority amounted to $8,120,589, $604,553, and $1,357,005, respectively. The tax savings increased the earnings per share by $0.25, $0.02, and $0.04, respectively, for year 2007, 2006 and 2005.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs will not be eliminated.

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

VAT on sales and VAT on purchases amounted to $189,739,668 and $159,078,937 for the year ended December 31, 2007, $19,698,345 and $18,560,573 for the year ended 2006 and $14,972,461 and $12,684,237 for the year ended December 31, 2005, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Taxes payable consisted of the following:

	December 31,	December 31,
	2007	2006
VAT taxes payable	$20,320,241	$5,317,466
Income taxes payable	5,112,876
Misc taxes	2,143,123	74,136
Totals	$27,576,240	$5,391,602

Note 17 - Earnings per share

The calculation of earnings per share is as follows:

	December 31, 2007	December 31, 2006	December 31, 2005
Income attributable to holders of common shares	$22,425,921	$1,033,208	$2,740,219
Basic weighted average number of common shares outstanding	32,424,652	31,250,000	31,250,000
Add: dilution effect of warrants	133,698	-	-
Diluted weighted average number of common shares outstanding	32,558,350	31,250,000	31,250,000

Net income per share
Basic	$0.69	$0.03	$0.09
Diluted	$0.69	$0.03	$0.09

Under SFAS 128 "Earnings per Share", paragraph 24, mandatory redeemable shares are excluded from the shares outstanding for both basic and diluted earnings per share. Thus, the 1,176,665 shares described in Note 13 have been excluded from the earnings per share calculation for the basic and diluted EPS as of December 31, 2006 and 2005. In connection to the redeemable preferred stocks, the Company issued 2,353,330 warrants to the shareholders. As of December 31, 2007, the number of unexercised warrants was 233,330, which the dilution effect was calculated to be 133,698 shares by using the treasury method.

As described in Note 1, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock to purchase 30% minority ownership of Daqiuzhuang Metal. The preferred stock can not be converted to common stock. Thus, the 3,092,899 shares of Series A Preferred Stock have been excluded from the earnings per share calculation.

On December 13, 2007, the Company issued $40 million of convertible notes, convertible into 3,207,698 shares of common stock, and warrants to purchase 1,154,958 shares of common stock. Since the note conversion price of $12.47 and the warrant exercise price of $13.51 were higher than $9.47, the weighted average market price of the common stock for the period from the issuance date to December 31, 2007, the convertible notes and warrants were determined to be anti dilutive, and thus have been excluded from the earnings per share calculation.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 18 - Related party balances and transactions

The Company has advances to and from Golden Glister Holdings Limited (“Golden Glister”) for short term cash flow purposes. Golden Glister is incorporated in the territory of the British Virgin Islands. The Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu) is the majority shareholder of Golden Glister. The Company had a receivable from Golden Glister of $850,400 at December 31, 2006 and the Company was repaid in 2007.

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. Total rental income for the years ended December 31, 2007, 2006, and 2005 was $1,587,995, $1,439,121, and $0, respectively.

The Company’s short term loan of $6,855,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Yu Zuo Sheng (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu). Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company. For the years ended December 31, 2007 and 2006, through Dazhan and Hengying, the Company purchased total of $92,584,791 and $81,888,671 of material from these entities, and sold $32,743,626 and $78,849,439 of finished products to these entities, respectively.

The Long Men Joint Venture did not obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Long Men Group. In addition to the VAT status issue, the Long Men Joint Venture also made sales through Long Men Group for outstanding sales contracts signed before June 2007. Also some sales through Long Men Group were made due to the established market share and its long term relationship with the customers. All the sales proceeds and purchase payments were recorded as receivables from or payables to Long Men Group. The total receivable from Long Men Group is $67,803,956 and the total payable to Long Men Group is $75,758,145. The net amount is a payable of $7,954,189 to Long Men Group.

Total related party sales amounted to $355,538,568 for the year ended December 31, 2007.

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the years ended December 31, 2007 and 2006:

a.	Accounts receivable -related parties

As of December 31, 2007, the Company had a receivable balance of $565,631 due from Tianjin Jing Qiu Steel Market Co., Ltd. The Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu) is a shareholder of Tianjin Jing Qiu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

b.	Short term loan receivable - related parties

AS of December 31, 2007, the Company had a short term loan receivable from Tianjin Jing Qiu amounted to $1,233,900. This loan was made for short term cash flow needs and will be repaid upon request.

c.	Other receivables - related parties

Name of related parties	December 31, 2007	December 31, 2006
Golden Glister	$-	$850,400
Beijing Wendlar	1,033,713	-
Yang Pu Capital Automobile	616,950	-
Tianjin Jin Qiu Steel Market	137,100	-
Tong Xin Ye Jin	48,830	-
Yang Pu Sheng Xin	74,113	-
Yang Pu Sheng Hua	2,742	-
	$1,913,448	$850,400

d.	Advances on inventory purchases - related parties

Name of related parties	December 31, 2007	December 31, 2006
Hengying	$8,014,211	$-
Dazhan	1,929,801	-
	$9,944,012	$-

e.	Prepaid expenses - related parties

During 2007, the Company prepaid rental fee for employee dormitory to a related party, Beijing Wendlar, a company controlled by Mr. Yu Zuo Sheng (aka Henry Yu). As of December 31, 2007, the Company had a balance of the prepayment of $191,823, in which $49,356 was current and $142,467 was classified as non current.

f.	Accounts payable due to related parties

Name of related parties	December 31, 2007	December 31, 2006
Long Men Group	$7,954,189	$-
Dazhan	4,249,395	-
Henan Xinmi Kanghua	356,567	-
Zhengzhou Shenglong	269,917	-
Baotou Shengda Steel Pipe	1,472,670	-
	$14,302,738	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

g.	Short term loan due to related parties

Name of related parties	December 31, 2007	December 31, 2006
HanCheng TongXing	$7,317,027	$-

h.	Other payables due to related parties

Name of related parties	December 31, 2007	December 31, 2006
Beijing Wandler	$34,275	$-
Tianjin Jin Qiu Steel Market	1,487,600	-
Hengying	563,816	-
Baotou Shengda Steel Pipe	31,095	-
Baogang Jian An	9,597	-
	$2,126,383	$-

i.	Customer deposits - related parties

Name of related parties	December 31, 2007	December 31, 2006
Hengying	$6,855,000	$-
Haiyan	2,356,736	-
	$9,211,736	$-

Transactions with related parties are as follows:

(a)	Sales of goods

Name of related parties	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Shaanxi Longmen Steel Group	$355,538,568	$-	$-
	$355,538,568	$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(b)	Purchase of goods

Name of related parties	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Shaanxi Longmen Iron and Steel Group Co., Ltd.	$175,380,794	$-	$-
	$175,380,794	$-	$-

(c)	Rental income

Name of related parties	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Tianjin Jing Qiu Steel Market Co., Ltd.	$1,580,040	$1,439,121	$-
	$1,580,040	$1,439,121	$-

Note 19 -Business combinations

a. Acquisition of 30% minority interest of Daqiuzhuang Metal

As previously described in Note 1, on May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings to acquire the remaining 30% interest in Daqiuzhuang Metal. General Steel agreed to issue Victory New 3,092,899 shares of Series A Preferred Stock which have a voting power of 30% of the combined voting power of the Company’s common and preferred stock for the life of the Company. As a result of the acquisition, the Company increased its equity interest in Daqiuzhuang Metal from 70% to 100%. On May 23, 2007, the Company transferred its 30% interest in Daqiuzhuang Metal to General Steel Investment (BVI). As a result of this transfer, General Steel Investment (BVI) holds 100% of equity interest of Daqiuzhuang Metal.

Victory New Holdings Ltd. is a newly formed entity under the control of the Company’s Chairman, CEO and majority shareholder Zuosheng Yu (aka Henry Yu). Victory New was legally owned by Mrs. Yang, Baoyin, Mr. Yu’s mother. Therefore, General Steel and Victory New were under common control. According to FASB Statement No. 141, "Business Combinations", acquisition of minority interests from entities under common control should be accounted for using the purchase method. The Company engaged a third party to determine the fair value of transaction, which was $8,374,000. The premium over book value of $2,188,203 was accounted for as dividend distribution to the shareholder of Victory New.

b. Joint venture agreement with Baotou Steel

As Mentioned in Note 1, on April 27, 2007, Daqiuzhuang Metal, a wholly owned subsidiary of the Company, and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement (the “Amended agreement”), amending the Joint Venture Agreement entered into on September 28, 2005 (“Original Joint Venture Agreement”). The Amended agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture from 20% to 80%.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Amended agreement states that the initial capital of the joint venture company will be approximately $6,400,000, equal to the registered capital. Baotou Steel will contribute RMB10,000,000, or approximately $1,270,000, and Daqiuzhuang Metal will contribute RMB40,000,000, or approximately $5,130,000. Daqiuzhuang Metal and Baotou Steel each contributed 30% of their portion of the registered capital to commence the business. This joint venture obtained its business license on May 25, 2007. Operations began in the third quarter of 2007.

The joint venture’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a limited liability company formed under the laws of the PRC. Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou city, Inner Mongolia, China. It produces and sells spiral-weld steel pipes.

The ownership is as follows:
% Ownership
Baotou Iron and Steel (Group) Co., Ltd.	20%
Daqiuzhuang Metal Sheet Co., Ltd	80%

c. Shaanxi Longmen Iron and Steel Co., Ltd Joint Venture

As described in Note 1, on June 15, 2007, General Steel Holdings Inc. and Shaanxi Longmen Iron and Steel (Group) Co., Ltd. (”Longmen Group”) signed an agreement to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Longmen Group contributed the operating facility and corresponding debt with an appraised net asset value of RMB200 million. General Steel Holdings, Inc. contributed RMB300 million to the Longmen Joint Venture through its subsidiaries Daqiuzhuang Metal and Qiu Steel Investment. Daqiuzhuang Metal and Qiu Steel Investment contributed RMB160,000,000 and RMB140,000,000 in cash, respectively, and hold 32% and 28% ownership, respectively, or 60% collectively. Longmen Group owns 40% of the Longmen Joint Venture. The Longmen Joint Venture obtained the business license on June 22, 2007.

Assets acquired and debts assumed in the transaction are listed as below:

Item	Fair Value	Acquired / Assumed by Longmen Joint Venture
Current assets	$317,744,960	$98,530,222
Property, plant, and equipment	186,915,879	164,811,374
Intangible assets	20,128,972	19,543,875
Other assets	99,604,841
Total assets	624,394,652	282,885,471
Current liability	473,168,746	223,776,221
Long term liability	38,246,111	32,809,250
Total liabilities	511,414,857	256,585,471
Net assets	$112,979,795	$26,300,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

On September 24, 2007, Longmen Joint Venture acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd. (“EPID)” for RMB18.0 million or $2.4 million and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., (“Hualong”) for RMB3.3 million or $0.4 million. The parties agreed to make the effective date of the transaction July 1, 2007. Due to EPID, Hualong, and Longmen Joint Venture being under common management control, this transaction was recorded at the book value as of the effective date.

Assets acquired and debts assumed in the transaction are listed as below:

EPID	Fair Value	Acquired / Assumed by Longmen Joint Venture (74.92%)
Current assets	$2,609,601	$1,955,113
Property, plant, and equipment	5,619,646	4,210,239
Total assets	8,229,247	6,165,352
Total liabilities	5,055,550	3,787,618
Net assets	$3,173,697	$2,377,734

Hualong	Fair Value	Acquired / Assumed by Longmen Joint Venture (36%)
Current assets	$3,905,068	$1,405,824
Property, plant, and equipment	1,653,693	595,330
Total assets	5,558,761	2,001,154
Total liabilities	4,357,736	1,568,785
Net assets	$1,201,025	$432,369

d. Pro Forma

The following unaudited pro forma condensed income statements for the years ended December 31, 2007 and 2006 were prepared under generally accepted accounting principles as if the Longmen Joint Venture transactions had occurred on January 1, 2006. The pro forma information may not be indicative of the results that would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Pro Forma Condensed Income Statements:

	For the year	For the year
	ended	ended
	December 31, 2007	December 31, 2006
	(In Million $)	(In million $)
Sales	$1,278.47	$842.94
Cost of sales	1,170.87	796.34
Gross Profit	107.60	46.60
SG&A expenses	28.19	16.40
Other expense	14.90	5.98
Income before income tax and minority interest	64.51	24.22
Income tax	6.37	2.99
Net income before minority interest	58.14	21.23
Minority interest	19.52	7.73
Net income	$38.62	$13.50

Note 20 - Supplemental disclosure of cash flow information

Interest paid amounted to $6,404,834, $2,065,237 and $1,785,558 for the years ended December 31, 2007, 2006 and 2005, respectively.

Income tax payments amounted to $183,984, $0, and $490,431 for the years ended December 31, 2007, 2006 and 2005, respectively.

In May 2007, the Company issued 3,092,899 shares of preferred stock with a fair value of $8,374,000 to the shareholders of Victory New Holdings Inc. to purchase the 30% the minority ownership of Daqiuzhuang Metal.

On March 1, 2007 and September 1, 2007, 176,665 and 1,000,000 shares of redeemable stock were converted at $1.95 resulting in a reclassification of the shares from liabilities to equity,

Note 21- Shareholder’s equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc. (also known as RedChip Companies, Inc.) 18,000 shares of common stock in the amount of $23,742 as a portion of its compensation for investor relations services rendered. Those shares were valued at the market price at the date of the agreement.

On March 1, 2007, as discussed in Note 14, 1,176,665 shares of redeemable stock were reclassified from liabilities to common stock upon expiration of the redemption feature.

2,120,000 warrants were converted to common stock at $2.50 per share in September, 2007 for total proceed of $5,300,000 in cash.

On October 01, 2007, the Company issued senior management and directors 70,100 shares of common stock at $8.16 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $572,016 for the year ended December 31, 2007.

Note 22 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $1,624,935, $346,385 and $236,730 for the years ended December 31, 2007, 2006 and 2005, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 23 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the years ended December 31, 2007, 2006 and 2005, the Company transferred $2,525,315, $266,257, and $685,959 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 24 - Commitment and contingencies

The Company is obligated to contribute RMB40,000,000, or approximately $5,130,000, as registered capital to Baotou Steel Pipe Joint Venture. The Company has already made a capital contribution of approximately $1,734,200 through December 31, 2007, and the balance will be contributed in 2008, from the operating cash flow of Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200. Total rental expense for the years ended December 31, 2007 and 2006 amounted to $47,639 and $45,343, respectively.

Daqiuzhuang Metal rented land for 50 years starting September 2005. The agreement called for Daqiuzhuang Metal to pay the first three years’ rent payments upon signing the agreement. The balance due for the remaining 47 years payment is due in September 2008, after the lessor has assisted Daqiuzhuang Metal in obtaining the appropriate land use rights. Total amount of the rent over the 50 years period is approximately $1,044,728 (or RMB8,067,400).

At December 31, 2007, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

For the year ended December 31,	Amount
2008	424,909
Thereafter	$-

Total rental expense of the land use right for the years ended December 31, 2007 and 2006 amounted to $21,351, $20,260 and $19,879, respectively.

Note 25 - Subsequent events

On January 14th, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of 217,487 square meters (approximately 53 acres) with an the appraised value of approximately $4.1 million (or RMB30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB22,744,419), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. Tongxing has two core operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 250,000 tons. Its rebar processing facility has an annualized rolling capacity of 300,000 tons.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

Item 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

The Baotou Steel Pipe JV and Longmen JV formed during the year ended 12/31/2007 increased the burden of employing adequate controls over financial reporting. We believe that the controls over financial reporting in place at the two acquired operations at the time of acquisition were and remained adequate. Management has reviewed these controls and believes that there was no condition with the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Directors and executive officers

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became our director or executive officer. Our executive officers are elected annually by the board of directors. Our directors serve one-year terms until they are re-elected or their successors are elected. The executive officers serve by election of the board of directors for one year terms or until their death, resignation, removal or renewal by the board of directors. Other than described below, there are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The executive officers are all full time employees of General Steel Holdings, Inc.

The directors and executive officers of General Steel Holdings, Inc. are as follows:

Name	Age	Position	Date of appointment
Zuosheng Yu	43	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	36	Director / Chief Financial Officer	3/07/05
Danli Zhang	53	Director, General Manager of Longmen Joint Venture	8/28/07
Ross Warner	44	Director	8/24/05
John Wong	41	Independent Director	8/24/05
Qinghai Du	70	Independent Director	8/28/07
Zhongkui Cao	58	Independent Director	4/13/07
Chris Wang	37	Independent Director	11/13/07
Fred Hsu	44	Independent Director	8/28/07

Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. Each director’s term of office is one year.

Audit Committee

Our audit committee consists of John Wong, Fred Hsu and Zhongkui Cao. John Wong is the chairman of the audit committee. The audit committee held four meetings during fiscal year 2007.

The primary responsibilities of the audit committee are to review the results of the annual audit and to discuss the financial statements, including the independent auditors’ judgment about the quality of accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements. Additionally, the audit committee meets with our independent auditors to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q, recommends to our board of directors the independent auditors to be retained by us, oversees the independence of the independent auditors, evaluates the independent auditors’ performance, receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs audit and non-audit services provided to us by our independent auditors, considers conflicts of interest involving executive officers or board members. Our board of directors has determined that Mr. Wong is an “audit committee financial expert” as defined by the SEC, and that each member of the audit committee is independent.

To the best of our knowledge, none of the following ever occurred to any of our directors and officers.

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

Biographical information

Mr. Zuosheng Yu Chief Executive Officer and Chairman, joined us in October 2004 and became a Chairman of the Board at that time. From April 1986 to February 1992, he was President of Daqiuzhuang Metal Sheets Factory, Tianjin, China. From February 1992 to December 1999, he was General Manager of Sheng Da Industrial Company, Tianjin, China. From November 1999 to March 2001, he was President and Chairman of Board of Directors of Sheng Da Machinery Manufactory, Tianjin, China. Since February 2001, he is President and Chairman of Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Since March 2001, he is President and Chairman of Board of Directors of Baotou Sheng Da Steel Pipe Limited, Inner Mongolia, China and Chairman of Board of Directors of Sheng Da Steel and Iron Mill, Hebei province, China. Since April 2001, he is President and Chairman of Sheng Da Industrial Park Real Estate Development Limited. Since December 2001, Mr. Yu has been President and Chairman of Beijing Shou Lun Real Estate Development Company, Beijing, China.

Mr. Yu graduated in 1985 graduated from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received Bachelor degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received a MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.

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

Mr. Ross Warner, Director. Mr. Warner was elected as a director in March 2005. From July 2003 to October 2006, he was the Chief of Operations at OCDF. From July 2002 to June 2003, he was the country manager for English First in charge of China and Vietnam. From April 2001 to July 2002, he was the non-technical training manager at TTI-China. From July 1998 to December 2000, he worked as the consultant at Info Technology Group, Inc.-Beijing Office. Mr. Warner obtained an MBA from Thunderbird Graduate School in 1988.

Mr. Danli Zhang, Director and General Manager of Longmen Joint Venture. Mr. Zhang joined us in August 2007. He is currently the General Manager of Shaanxi Longmen Iron and Steel Co., Ltd. For more than 30 years, Mr. Zhang has been working at Shaanxi Longmen Iron and Steel Group in various positions. Mr. Zhang received his bachelor’s degree from the Xi’an University of Technology and Architecture in 1982.

Mr. Qinghai Du, Independent Director. Mr. Du joined us in August 2007. Mr. Du is currently the General Engineer for Beijing Industrial Design and Research Institute. During the past forty years, he as served as the Chief Engineer and Section Chief at both Baotou Design and Research Institute of Iron and Steel, and the Design Institute of Capital Iron and Steel. Mr. Du received his bachelor degree in Iron and Steel Metallurgy from the Beijing University of Science and Technology, formerly known as Beijing University of Iron and Steel Technology, in 1963.

Mr. Zhongkui Cao, Independent Director. Mr. Cao joined us in April 2007. He is currently the Chairman of Baogang United Steel, the Shanghai Stock Exchange publicly traded subsidiary of Baotou Iron and Steel Group. Previously, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974.

Mr. John Wong, Independent Director. Mr. Wong was elected as the independent director in August 2005. From June 2003 to present, he is the managing partner of Vantage & Associates. From January 2000 to March 2003, he was the director at Deloitte Touche Corporate Finance, Shanghai. From July 1998 to December 1999, he was director of Amrex Capitals. From July 1996 to June 1998, he worked as senior audit manager at Ernest & Young, Hong Kong. Mr. Wong graduated from Melbourne University in 1989. He obtained Independent Directorship Certificate in 2002.

Mr. Chris Wang, Independent Director. Mr. Wang was elected as the independent director in November 2007. He is currently the President and Chief Financial Officer of Fushi Copperweld, Inc., a NASDAQ listed company. From November 2004 to March 2005, Mr. Wang was Executive Vice President at Redwood Capital. From September 2002 through November 2004, Mr. Wang was an assistant Vice President in the portfolio management department at Century Investment Corporation and before that, in 2001, was a summer associate with the Credit Suisse First Boston investment banking team in Hong Kong. Mr. Wang received a degree in English from Beijing University of Science and Technology in 1994 and a MBA in Finance and Corporate Accounting from the University of Rochester in New York in 2002.

Mr. Fred Hsu, Independent Director. Mr. Hsu joined us in August 2007. He is currently the Managing Director of Sagem Communications China, a division of Safran Inc., a global 500 company based in Paris, France. From 1998 to 2003 he was General Manager for Philips Electronics Wired Telecommunications Business Unit. From 1993 to 1998, he was the Chief Financial Officer for Wella Cosmetics, China. Mr. Hsu received a BBA degree in International Trade and Finance from Louisiana State University in 1987. Mr. Hsu obtained an MBA from Thunderbird Graduate School in 1988.

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

Code of Ethics and Business Conduct

Our Code of Ethics and Corporate Governance Guidelines is available on our website at the following address: http://www.gshi-steel.com/gshi2/NewsCenter.php?ID=33&nID=112 . Our Code of Ethics and Corporate Governance Guidelines provides information:

•	To guide employees so that their business conduct is consistent with our ethical standards;

•	To improve the understanding of our ethical standards among customers, suppliers and others outside the Company.

Our Code of Ethics and Corporate Governance Guidelines may also be obtained free of charge by contacting Ross Warner at ross@gshi-steel.com or by phone: 86-10-5879-7346

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

At this point in our growth, we compensate our CEO, CFO and senior management through salary and fully-vested unregistered shares of our common stock. We do not currently provide a bonus program, severance benefit program, retirement plan or change in control benefits program. We have engaged a human resources consultant to advise us in developing our compensation philosophy and practice and anticipate implementing many of their recommendations during 2008.

The competition for senior management among Chinese companies listed on a US stock exchange is fierce. We compete against companies that are much larger and have greater financial resources with which to attract and retain managers. We do not try to compete for senior management with other companies on the basis compensation. Instead, we seek to attract and retain qualified candidates who embrace our vision, realize our long-term potential and are motivated by being pioneers in the field of State Owned Enterprise (SOE) privatization.

We spend a great deal of effort and time communicating our vision to those considering working for us. It is vitally important that everyone working for us be committed to our vision and understands our commitment to growing the company. Our CEO plays an integral role in instilling this vision on an on-going basis with all our staff. Our work culture is very much like that of an entrepreneurial company characterized by high trust, high loyalty and a high personal sacrifice to current financial reward ratio.

We have been successful in recruiting and retaining senior management using our compensation philosophy. Since 2004 when the company became listed on the OTCBB, we have not had any staff resignations among our senior management team. We view this as a validation that we have followed the correct compensation philosophy for this stage in our company’s development.

Current Status

We understand the salary and stock award amounts may be generally less than those earned by senior managers at other Chinese companies listed on US stock exchanges, and are also likely significantly less than the amounts paid to senior managers of other publicly traded US companies. In determining ranges for these salaries and stock award amounts, we followed the principal that we are a developing company pursuing a goal to rapidly become a significantly larger company. As such, at this stage of development, we believe it is in our stockholders’ best interest to reinvest as much profit as possible back into the company. However, we also feel that notwithstanding these lower salaries and stock awards, our CEO and CFO remain properly incentivized, through a combination of their non-compensatory stock holdings and the possibility of higher compensation in the future, to grow the Company and build stockholder value.

Compensation Elements and Procedure

The salary amounts for our CEO and the CFO are determined through individual negotiations: our CFO negotiates his salary with our CEO, and our CEO negotiates his salary with our Compensation Committee. We have not used any industry benchmarking studies to determine these amounts. The CEO and CFO salaries are paid in full, in RMB, in monthly installments and receive the standard salary tax recording treatment. The stock award amounts are determined by our Compensation Committee. We believe the amounts of these salaries and stock awards adequately reward our CEO and CFO for their yearly total contributions to the company. We are not currently party to employment agreements with our CEO and CFO and as such we do not have any obligations relating to the termination of these employees or changes in control provisions.

The CEO annually reviews the work performance of the CFO and lower level managers. In general, the CEO subjectively evaluates the work performance of our CFO and other senior management based on the job function the executive is expected to fulfill in the management of the company. During 2007, our CEO had final authority on decisions relating to salary amounts and adjustments, except his own, which the Board of Directors must approve. Going forward, the Compensation Committee will have the final authority on decisions relating to compensation for all of our management including our CEO.

Desiring to reinvest as much profit as possible back into the company, our CEO has not taken a pay increase since 2003 and our CFO’s salary was not increased from the salary paid to him in 2006. In 2007, we granted fully-vested unregistered shares of our common stock to our CEO and CFO for the first time in an effort to further align of their interests with those of our shareholders. During 2007, we granted fully-vested unregistered shares to our directors and senior management during the fourth quarter. The grants were not made as part of an equity compensation plan and are intended as an interim-measure until a more fully-developed compensation philosophy and practice can be adopted. We expect this to happen during 2008 as we have engaged a human resources consultant to advise us on development and practice of a compensation philosophy and anticipate adopting many of their recommendations.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis and based this review recommends that it be included in the annual report on Form-10K for the fiscal year ended December 31, 2007.

Respectfully submitted
General Steel Holdings, Inc. Board of Directors Compensation Committee
Fred Hsu
John Wong
Zhongkui Cao

Summary Compensation Table

The table below sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer for the indicated fiscal year. No other executive officers received more than $100,000 in total compensation.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Zuosheng Yu, Chief Executive Officer	2007 2006	79,002 75,342	81,600	0	0	160,602 75,342
John Chen, Chief Financial Officer	2007 2006	23,701 22,603	81,600	0	0	105,301 22,603

During 2007, we granted fully-vested unregistered shares of our common stock to our directors and senior management in the fourth quarter. We made the grant as an interim incentive measure until we more fully develop a compensation philosophy and practice. We are currently working with a human resources consultant and expect to implement a more comprehensive compensation policy during 2008.

Director Compensation

The table set forth below sets forth information regarding compensation earned by directors, other than our CEO and CFO, as compensation for their service to our company during the year ended December 31, 2007.

Name	Stock Awards ($)	Total ($)
Ross Warner	40,800	40,800
John Wong	20,400	20,400
Qinghai Du	4,080	4,080
Zhongkui Cao	4,080	4,080
Chris Wang	0	0
Danli Zhang	40,800	40,800
Fred Hsu	20,400	20,400

Currently, we do not pay annual fees to our directors. During 2007, we granted fully-vested unregistered shares to our directors in the fourth quarter. We made the grant as an interim incentive measure until we more fully develop a compensation philosophy and practice. We determined these amounts based on level of involvement, responsibility and length of service. We are currently working with a human resources consultant and expect to implement a more comprehensive compensation policy during 2008.

Compensation Committee Interlocks And Insider Participation

During the fiscal year ended December 31, 2007, the members of the Compensation Committee were: its Chairman, Fred Hsu, John Wong and Zhongkui Cao. In fiscal 2007, none of the members of the Compensation Committee was an officer or employee of ours or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 31, 2008, by:

•	Each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

•	Each of our directors;

•	Each of our Chairman and Chief Executive Officer and our other four most highly compensated executive officers; and

•	All of our executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 34,861,365 shares outstanding as of March 31, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name and address	Principal Position Held	Shares Owned	Percentage

Zuosheng Yu C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Chief Executive Officer and Chairman	23,928,900	68.6%

Qiang Chen C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Chief Financial Officer and Director	150,000	*

Ross Warner C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	15,000	*

Danli Zhang C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	10,000	*

John Wong C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	5,000	*

Fred Hsu C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	5,000	*

Wenbing Wang C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	2,500	*

Qinghai Du C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	1,000	*

Zhongkui Cao C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	1,000	*

Directors & Executive Officers as Group		24,118,400	69.2%

(1)   Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act securities and includes securities that are convertible into common stock at the owner’s option within 60 days.

* indicates percentages that are below 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has advances to and from Golden Glister Holdings Limited (“Golden Glister”) for short term cash flow purposes. Golden Glister is incorporated in the territory of the British Virgin Islands. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu) is the majority shareholder of Golden Glister. The Company had a receivable from Golden Glister of $850,400 at December 31, 2006 and the Company was repaid in 2007.

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. Total rental income for the years ended December 31, 2007, 2006, and 2005 was $1,587,995, $1,439,121, and $0, respectively.

The Company’s short term loan of $6,855,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu). Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company. For the years ended December 31, 2007 and 2006, through Dazhan and Hengying, the Company purchased total of $92,584,791 and $81,888,671 of material from these entities, and sold $32,743,626 and $78,849,439 of finished products to these entities, respectively.

The Longmen Joint Venture did not obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Longmen Group. In addition to the VAT status issue, the Longmen Joint Venture also made sales through Longmen Group for outstanding sales contracts signed before June 2007. Also some sales through Longmen Group were made due to the established market share and its long term relationship with the customers. All the sales proceeds and purchase payments were recorded as receivables from or payables to Longmen Group. The total receivable from Longmen Group is $67,803,956 and the total payable to Longmen Group is $75,758,145. The net amount is a payable of $7,954,189 to Longmen Group.

Total related party sales amounted to $355,538,568 for the year ended December 31, 2007.

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the years ended December 31, 2007 and 2006:

a.	Accounts receivable -related parties

As of December 31, 2007, the Company had a receivable balance of $565,631 due from Tianjin Jing Qiu Steel Market Co., Ltd. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu) is a shareholder of Tianjin Jing Qiu.

b.	Short term loan receivable - related parties

AS of December 31, 2007, the Company had a short term loan receivable from Tianjin Jing Qiu amounted to $1,233,900. This loan was made for short term cash flow needs and will be repaid upon request.

c.	Other receivables - related parties

Name of related parties	December 31, 2007	December 31, 2006
Golden Glister	$-	$850,400
Beijing Wendlar	1,033,713	-
Yang Pu Capital Automobile	616,950	-
Tianjin Jin Qiu Steel Market	137,100	-
Tong Xin Ye Jin	48,830	-
Yang Pu Sheng Xin	74,113	-
Yang Pu Sheng Hua	2,742	-
	$1,913,448	$850,400

d.	Advances on inventory purchases - related parties

Name of related parties	December 31, 2007	December 31, 2006
Hengying	$8,014,211	$-
Dazhan	1,929,801	-
	$9,944,012	$-

e.	Prepaid expenses - related parties

During 2007, the Company prepaid rental fee for employee dormitory to a related party, Beijing Wendlar, a company controlled by Mr. Zuosheng Yu (aka Henry Yu). As of December 31, 2007, the Company had a balance of the prepayment of $191,823, in which $49,356 was current and $142,467 was classified as non current.

f.	Accounts payable due to related parties

Name of related parties	December 31, 2007	December 31, 2006
Longmen Group	$7,954,189	$-
Dazhan	4,249,395	-
Henan Xinmi Kanghua	356,567	-
Zhengzhou Shenglong	269,917	-
Baotou Shengda Steel Pipe	1,472,670	-
	$14,302,738	$-

g.	Short term loan due to related parties

Name of related parties	December 31, 2007	December 31, 2006
HanCheng TongXing	$7,317,027	$-

h.	Other payables due to related parties

Name of related parties	December 31, 2007	December 31, 2006
Beijing Wandlar	$34,275	$-
Tianjin Jin Qiu Steel Market	1,487,600	-
Hengying	563,816	-
Baotou Shengda Steel Pipe	31,095	-
Baogang Jian An	9,597	-
	$2,126,383	$-

i.	Customer deposits - related parties

Name of related parties	December 31, 2007	December 31, 2006
Hengying	$6,855,000	$-
Haiyan	2,356,736	-
	$9,211,736	$-

Transactions with related parties are as follows:

(a)	Sales of goods

Name of related parties	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Shaanxi Longmen Steel Group	$355,538,568	$-	$-
	$355,538,568	$-	$-

(b)	Purchase of goods

Name of related parties	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Shaanxi Longmen Iron and Steel Group Co., Ltd.	$175,380,794	$-	$-
	$175,380,794	$-	$-

(c)	Rental income

Name of related parties	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005

Tianjin Jing Qiu Steel Market Co., Ltd.	$1,580,040	$1,439,121	$-
	$1,580,040	$1,439,121	$-

ITEM 14. Principal Accounting Fees and Services.

The Board has reappointed Moore Stephens Wurth Frazer and Torbet, LLP as the Company's independent auditors for the year ended December 31, 2008.

Public Accountants' Fees

	2007	2006
Audit fees	$805,000	$180,000
Audit related fees	$-	$-
Tax fees	$5,000	$7,000
All other fees	$-	$-

Audit fees were for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during 2007 and 2006 for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports form 10-Q and services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in the connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns.

PART IV

ITEM 15. EXHIBITS

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

10.1 Form of Securities Purchase Agreement (Incorporated by reference to the registration statement on Form 8-K/A, filed with the Commission on December 14, 2007)

10.2 Form of Registration Rights Agreement (Incorporated by reference to the registration statement on Form 8-K/A, filed with the Commission on December 14, 2007)

10.3 Form of Warrant (Incorporated by reference to the registration statement on Form 8-K/A, filed with the Commission on December 14, 2007)

10.4 Form of Convertible Note (Incorporated by reference to the registration statement on Form 8-K, filed with the Commission on December 14, 2007)

10.5 Form DEF 14C (Incorporated by reference to the registration statement on Form DEF 14C, filed with the Commission on June 25, 2007).

10.6 Certificate of Designation dated August 15, 2007.

21.01 Subsidiaries of the registrant

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

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu Title: Chief Executive Officer and Chairman Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chief Executive Officer and Chairman	March 31, 2008
Zuosheng Yu

/s/ John Chen	Director and Chief Financial Officer	March 31, 2008
John Chen

/s/ Zhongkui Cao	Director	March 31, 2008
Zhongkui Cao

/s/ Qinghai Du	Director	March 31, 2008
Qinghai Du

/s/ Fred Hsu	Director	March 31, 2008
Fred Hsu

/s/ Ross Warner	Director	March 31, 2008
Ross Warner

/s/ Chris Wang	Director	March 31, 2008
Chris Wang

/s/ John Wong	Director	March 31, 2008
John Wong

/s/ Danli Zhang	Director	March 31, 2008
Danli Zhang