Form 10-Q
period 2008-03-31
GENERAL STEEL HOLDINGS INC
filed 2008-05-15
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File Number 333-105903

General Steel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	412079252 (I.R.S. Employer Identification No.)

Room 2315, Kun Tai International Mansion Building, Yi No
12, Chao Yang Men Wai Ave.
Chao Yang District, Beijing, China 100020
(Address of Principal Executive Office, Including Zip Code)

+86(10)58797346
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 15, 2008, 34,948,765 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$13,247,096	$43,713,346
Restricted cash	47,482,412	8,391,873
Accounts receivable, net of allowance for doubtful accounts of $270,235
and $148,224 as of March 31, 2008 and December 31, 2007, respectively	13,079,339	11,225,678
Accounts receivable - related parties	14,682,192	565,631
Notes receivable	18,569,839	4,216,678
Notes receivable - restricted	4,359,863	12,514,659
Short term loan receivable - related parties	1,285,200	1,233,900
Other receivables	786,133	1,280,853
Other receivables - related parties	2,144,266	1,913,448
Dividend receivable	613,719	-
Inventories	100,804,450	77,928,925
Advances on inventory purchases	57,775,966	58,170,474
Advances on inventory purchases - related parties	37,496,745	9,944,012
Prepaid expenses - current	1,239,190	1,059,866
Prepaid expenses related party - current	51,408	49,356
Deferred tax assets	637,598	399,751
Deferred notes issuance cost	5,120,152	3,564,546
	319,375,568	236,172,996

PLANT AND EQUIPMENT, net	255,879,989	218,263,367

OTHER ASSETS:
Advances on equipment purchases	347,848	742,061
Investment in unconsolidated subsidiaries	9,666,132	822,600
Prepaid expenses - non current	522,193	506,880
Prepaid expenses related party - non current	244,188	142,467
Intangible assets, net of accumulated amortization	22,575,599	21,756,709
Total other assets	33,355,960	23,970,717

Total assets	$608,611,517	$478,407,080

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$129,291,728	$102,241,708
Accounts payable - related parties	7,795,581	14,302,738
Short term loans - bank	93,131,304	93,019,608
Short term loans - others	34,896,184	19,156,070
Short term loans - related parties	-	7,317,027
Short term notes payable	75,327,000	15,163,260
Employee loans	2,356,200	-
Other payables	3,754,540	3,343,684
Other payable - related parties	21,171	2,126,383
Accrued liabilities	7,164,386	5,248,863
Customer deposits	60,883,030	37,872,698
Customer deposits - related parties	-	9,211,736
Deposits due to sales representatives	2,734,620	3,068,298
Taxes payable	22,404,489	27,576,240
Investment payable	6,854,400	6,580,800
Distribution payable to minority shareholder	2,330,858	2,820,803
Total current liabilities	448,945,491	349,049,916

NOTES PAYABLE, net of debt discount $33,861,956	6,138,044	5,440,416

DERIVATIVE LIABILITIES	25,812,545	28,483,308

MINORITY INTEREST	65,701,909	42,044,266

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding	3,093	3,093
Common Stock, $0.001 par value, 200,000,000 shares authorized, 34,861,365 and
34,634,765 shares (including 1,176,665 redeemable shares) issued and outstanding
as of March 31, 2008 and December 31, 2007, respectively	34,861	34,635
Paid-in-capital	25,541,882	23,429,153
Retained earnings	24,527,303	22,686,590
Statutory reserves	3,980,072	3,632,325
Contribution receivable	(959,700)	(959,700)
Accumulated other comprehensive income	8,886,017	4,563,078
Total shareholders' equity	62,013,528	53,389,174

Total liabilities and shareholders' equity	$608,611,517	$478,407,080

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

REVENUES	$178,492,167	$37,607,971

REVENUES - RELATED PARTIES	113,073,832	-

TOTAL REVENUES	291,565,999	37,607,971

COST OF SALES	166,714,663	35,874,966

COST OF SALES - RELATED PARTIES	111,869,221	-

TOTAL COST OF SALES	278,583,884	35,874,966

GROSS PROFIT	12,982,115	1,733,005

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,532,821	630,200

INCOME FROM OPERATIONS	6,449,294	1,102,805

OTHER EXPENSE, NET	2,366,155	220,676

INCOME BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	4,083,139	882,129

PROVISION FOR INCOME TAXES
Current	666,356	127,270
Deferred	(216,533)	-
Total provision for income taxes	449,823	127,270

NET INCOME BEFORE MINORITY INTEREST	3,633,316	754,859

LESS MINORITY INTEREST	1,444,856	279,994

NET INCOME	2,188,460	474,865

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	4,322,939	223,551

COMPREHENSIVE INCOME	$6,511,399	$698,416

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	34,836,394	31,320,251
Diluted	34,923,614	31,320,251

EARNING PER SHARE
Basic	$0.063	$0.015
Diluted	$0.063	$0.015

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

									Accumulated
	Preferred stock		Common stock			Retained earnings			other
					Paid-in	Statutory		Subscriptions	comprehensive
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	Totals

BALANCE, January 1, 2007	-	$-	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$-	$1,076,688	$14,060,493

Net income							474,865			474,865
Common stock issued for conversion of
redeemable stock, $1.95/share			176,665	177	344,328					344,505
Common stock issued for service, $1.32/share			18,000	18	23,742					23,760
Foreign currency translation adjustments									223,551	223,551

BALANCE, March 31, 2007, unaudited	-	$-	31,444,665	$31,445	$7,239,428	$1,107,010	$5,449,052	$-	$1,300,239	$15,127,174

Net income							21,951,056			21,951,056
Adjustment to statutory reserve						2,525,315	(2,525,315)			-
Registered Capital to be received from										-
Baotou Steel by 05/21/09								(959,700)		(959,700)
Common stock issued for acquisition net of dividend										-
distribution to Tianjin Victory New	3,092,899	3,093			8,370,907		(2,188,203)			6,185,797
Conversion of redeemable stock, $1.95			1,000,000	1,000	1,948,992					1,949,992
Conversion of warrants, $2.50			2,120,000	2,120	5,297,880					5,300,000
Common stock issued for compensation, $8.16			70,100	70	571,946					572,016
Foreign currency translation gain									3,262,839	3,262,839

BALANCE, December 31, 2007	3,092,899	$3,093	34,634,765	$34,635	$23,429,153	$3,632,325	$22,686,590	$(959,700)	$4,563,078	$53,389,174

Net income							2,188,460			2,188,460
Adjustment to statutory reserve						347,747	(347,747)			-
Common stock issued for compensation, $8.16			76,600	77	548,379					548,456
Common stock issued for compensation, $10.43			150,000	150	1,564,350					1,564,500
Foreign currency translation adjustments									4,322,939	4,322,939

BALANCE, March 31, 2008, unaudited	3,092,899	$3,093	34,861,365	$34,861	$25,541,882	$3,980,072	$24,527,303	$(959,700)	$8,886,017	$62,013,528

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,188,460	$474,865
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	1,444,856	279,994
Depreciation	4,499,873	561,709
Amortization	205,146	76,524
Loss on disposal of equipment	9,492	-
Stock issued for services and compensation	548,456	23,760
Interest expense accrued on mandatory redeemable stock	-	114,726
Amortization of deferred note issuance cost	8,894	-
Amortization of discount on convertible notes	697,628	-
Change in fair value of derivative instrument	(2,670,763)	-
Deferred tax assets	(216,533)	-
Changes in operating assets and liabilities
Accounts receivable	(1,459,682)	5,898,381
Accounts receivable - related parties	7,631,355	-
Notes receivable	(13,832,292)	(1,517,176)
Notes receivable- restricted	8,491,027	-
Other receivables	1,533,823	82,939
Other receivables - related parties	(148,056)	333,000
Inventories	(17,647,149)	(1,760,231)
Advances on inventory purchases	6,516,616	(11,340,142)
Advances on inventory purchases - related parties	(26,563,452)	-
Prepaid expense - current	(132,390)	(123,161)
Prepaid expense - non current	5,639	-
Prepaid expense - non current - related parties	(93,765)	-
Accounts payable	11,144,259	1,951,381
Accounts payable - related parties	(6,951,111)	-
Other payables	(2,579,136)	(275,480)
Other payable - related parties	(2,118,101)	-
Accrued liabilities	522,377	(41,648)
Customer deposits	20,885,570	1,631,391
Customer deposits - related parties	(9,391,133)	-
Taxes payable	(9,585,924)	783,398
Net cash used in operating activities	(27,056,016)	(2,845,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	702,237	-
Deposits due to sales representatives	(451,457)	(411,542)
Advance on equipment purchases	416,045	-
Equipment purchases	(28,097,609)	(126,928)
Intangible assets purchases	143,465	-
Net cash used in investing activities	(27,287,319)	(538,470)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(33,726,504)	(2)
Borrowings on short term loans - bank	24,893,037	8,785,581
Payments on short term loans - bank	(28,568,988)	(7,495,481)
Borrowings on short term loans - related parties	6,168,050	-
Payments on short term loans - related parties	(5,153,320)	-
Borrowings on short term loan - others	23,147,344	-
Payments on short term loans - others	(16,733,731)	-
Borrowings on short term notes payable	62,896,500	1,161,090
Payments on short term notes payable	(11,614,887)	(1,161,090)
Borrowings on employee loans	2,306,205	-
Payment to minority shareholders	(594,336)	-
Net cash provided by financing activities	23,019,370	1,290,098

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	857,715	60,407

DECREASE IN CASH	(30,466,250)	(2,033,735)

CASH, beginning of year	43,713,346	6,831,550

CASH, end of year	$13,247,096	$4,797,815

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 1 - Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment operates a portfolio of Chinese steel companies serving various industries. The Company presently has three production subsidiaries: Daqiuzhuang Metal, Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”) and Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). The Company’s main products include rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in Tianjin Daqiuzhuang Metal Sheet Co. Ltd. (“Daqiuzhuang Metal”). General Steel agreed to issue to Victory New an aggregate of 3,092,899 shares of Series A preferred stock with a fair value of $8,374,000, and voting power of 30% of the combined voting power of General Steel’s common and preferred stock while outstanding. As a result of the acquisition, Daqiuzhuang Metal is a wholly owned subsidiary of the Company. See details in Note 19 - Business combinations.

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

On June 15, 2007, General Steel and Shaanxi Longmen Iron and Steel (Group) Co., Ltd., a PRC limited liability company (“Longmen Group”), formed Longmen Joint Venture effective June 1, 2007. General Steel contributed RMB300 million or approximately $39,450,000 through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment, to the Longmen Joint Venture. General Steel and Longmen Group own a 60% and 40% ownership interest, respectively, in Longmen Joint Venture. The Longmen Joint Venture obtained its business license from the PRC on June 22, 2007. See more discussion in Note 19 - Business combinations.

Longmen Joint Venture is located in Hancheng city, Shaanxi province, China. Longmen Joint Venture is the largest integrated steel producer in Shaanxi province that uses iron ore and coke as primary raw materials for steel production. Longmen Joint Venture produces pig iron, crude steel, reinforced bars and high-speed wire. Longmen Joint Venture is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of coke and the production of iron ore pellets from taconite, transportation services and real estate and hotel operations. These operations are all located in Hancheng city and primarily serve regional customers in the construction industry.

On September 24, 2007, Longmen Joint Venture acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd., a PRC limited liability company (“EPID”) engaging in recycling steel production waste, for RMB18,080,930, approximately $2,380,000, and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., a PRC limited liability company (“Hualong”) engaging in producing fire retardant material for steel production, for RMB3,287,980, approximately $430,000. The parties agreed to make the effective date of the transaction July 1, 2007.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On January 14, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The joint venture contributed its land use right of 217,487 square meters (approximately 53 acres) with appraised value of approximately $4.1 million (or RMB30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB22,744,419), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control. See more detail in Note 19 - Business combinations.

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

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
MARCH 31, 2008
(UNAUDITED)

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on March 31, 2008 and December 31, 2007 amounted to $ 59,957,897 and $53,817,485, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, which represented approximately 53%, and 26% of the Company’s total sales for the three months ended March 31, 2008 and 2007, respectively. Five customers accounted for 39% and 0% of total accounts receivable as of March 31, 2008, and December 31, 2007, respectively.

For the three months ended March 31, 2008, and 2007, the Company purchased approximately 40% and 93%, respectively, of their raw materials from five major suppliers. Five vendors accounted for 67% and 11% of total accounts payable as of March 31, 2008 and December 31, 2007, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders' equity and amounted to $8,886,017 and $ $4,563,078 as of March 31, 2008 and December 31, 2007, respectively. The balance sheet amounts, with the exception of equity at March 31, 2008 and December 31, 2007 were translated at 7.01 RMB and 7.30 RMB to $1.00 USD, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2008 and 2007 were 7.16 RMB, and 7.77 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Fair value measurements

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s investment in unconsolidated subsidiaries amounted to $9,666,132 as of March 31, 2008. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed.The carrying value of the long term investments approximated the fair value as of March 31, 2008.

In 2007, the Company issued convertible notes in the aggregate principal amount of $40,000,000 and warrants to purchase 1,154,958 shares of common stock of the Company. Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market for each reporting period. As of March 31, 2008, the Company reevaluated the derivative liabilities using Binomial Model, defined in SFAS 157 as level 3 inputs, and recorded the changes in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of March 31, 2008, the carrying value of the convertible notes amounted to $6,138,044. The Company determined the fair value of the convertible notes using the level three inputs to the Binomial Model and determined that the fair value amounted to approximately $14 million due to the decrease in the Company’s common stock price.

	Carrying Value as of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3

Long term investments	$9,666,132			$9,666,132

Liabilities

Derivative liabilities	$25,812,545			$25,812,545
Convertible notes payable	$6,138,044			$14,187,455

Except for the derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banks with maturities of less than three months.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Accounts receivable include trade accounts due from the customers. An allowance for doubtful account is established and recorded based on managements’ assessment of the credit history and relationship with the customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $18,569,839 and $4,216,678 of notes receivable outstanding as of March 31, 2008 and December 31, 2007, respectively.

Restricted notes receivable represents notes pledged as collateral for short term loans from banks. As of March 31, 2008 and December 31, 2007, restricted notes receivable amounted to $4,359,863 and $12,514,659, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method.

Intangible assets

All land in the People’s Republic of China is owned by the government and. However, the government grants “land use right” to use the land.

Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total of $3,167,483. These land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Long lived assets

Long lived assets, including plant, equipment and intangible assets are reviewed annually or more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

Investments in unconsolidated subsidiaries

Investee companies over which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, and other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. In December 2007, the Company acquired 27% of ownership interest in Xian Delong Powder Engineering Materials Co., Ltd., through its 74.92% owned subsidiary, Environmental Protection Industry Development Co., Ltd., for $822,600. This investment is accounted for by the equity method.

The Company’s newly acquired subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. has invested in several companies from 2004- 2007 amounted to $8,809,332 as of March 31, 2008. Since Tongxing does not have the ability to exercise control or has significant influence of the investee companies and the investments have been recorded under the cost method.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Investees	Years invested	Amount invested	% owned
Shanxi Daxigou Mining Co.,Ltd	2004	714,000.00	11
Shanxi Xinglong Thermoelectric Co.,Ltd	2004-2007	4,729,536.00	37.6
Shanxi Longgang Group Baoji roll-forming steel Co.,Ltd	2005	599,760.00	23.81
Shanxi Longgang Group Xian steel Co.,Ltd	2005	142,800.00	10
Shanxi Longgang Group Co.,Ltd	2003-2004	1,849,260.00	3.8
Huashan Metallurgical Equipment Co. Ltd.	2003	71,400.00	25
Hejin Liyuan Washing Coal Co.Ltd.	2006	214,200.00	38
Hancheng Jinma Coking Co.Ltd.	2006	488,376.00	40
Total		8,809,332.00

Total investment in unconsolidated subsidiaries amounted to $9,666,132 and $822,600 as of March 31, 2008 and December 31, 2007, respectively.

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable to the vendor. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash. The total outstanding amounts of short-term notes payable were $75,327,000 and $15,163,260 as of March 31, 2008 and December 31, 2007, respectively.

Shares subject to mandatory redemption

The Company adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 established classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of SFAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. The Company issued redeemable stock in September 2005. The amount was presented as a liability on the balance sheet at the fair market value on the date of issuance plus accrued interest at the balance sheet date. As of December 31, 2007, redemption feature on all the shares issued was expired and subsequently the shares were reclassified from liability to equity. See note 13 for details.

Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

The Company adopted SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Share-based compensation

The Company records stock-based compensation pursuant to SFAS 123R, "Share-Based Payments," which established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period of services rendered.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses for purchases of material and sales of finished goods for the three months ended March 31, 2008 and 2007 amounted to $703,072 and $19,825, respectively.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of March 31, 2008 and December 31, 2007, minority interest amounted to $65,701,909 and $42,044,266, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards 141(R), Business Combinations, was issued. SFAS 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

Note 3 - Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007

Accounts receivable	$28,031,766	$11,939,533
Less: allowance for doubtful accounts	270,235	148,224
Net accounts receivable	$27,761,531	$11,791,309

Movement of allowance for doubtful accounts is as follows:

	March 31, 2008 (Unaudited)	December 31, 2007
Beginning balance	$148,224	$137,132
Charge to expense	-	751
Balance from acquisition of Tongxing	118,680	-
Exchange rate effect	3,331	10,341
Ending balance	$270,235	$148,224

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 4 - Inventory

Inventory consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Supplies	$2,248,911	$1,829,551
Raw materials	52,202,026	42,919,783
Work in process	21,946	82,439
Finished goods	46,331,567	33,097,152
Total	$100,804,450	$77,928,925

Raw materials consist primarily of iron ore and coke at Long Men Joint Venture and steel strip at Daqiuzhuang Metal. Work in process primarily consists of pig iron and other semi-finished products. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of March 31, 2008 and December 31, 2007, the Company believes no reserves are necessary.

Note 5 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $95,272,711 and $68,114,486 as of March 31, 2008 and December 31, 2007, respectively.

Note 6 - Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Buildings and improvements	$83,617,658	$71,265,004
Machinery	144,236,255	134,716,437
Transportation equipment	5,304,733	4,232,556
Other equipment	1,406,789	1,310,489
Construction in process	52,170,402	24,574,027
Totals	286,735,837	236,098,513
Less accumulated depreciation	(30,855,848)	(17,835,146)
Totals	$255,879,989	$218,263,367

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Depreciation, including amounts in cost of sales, for the three months ended March 31, 2008 and 2007 amounted to $ 4,499,873 and $561,709, respectively.

Note 7 - Intangible assets

The Company’s intangible assets are as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Land use right	$24,611,449	$23,629,059
Software	211,116	71,978
Accumulated Amortization	(2,246,966)	(1,944,328)
Total	$22,575,599	$21,756,709

Total amortization expense for the three months ended March 31, 2008 and 2007, amounted to $205,146 and $76,524, respectively.

Note 8 - Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, normally due within one year. The loans due to banks can be renewed with the banks. The Company had short term loans from related parties totaling $7,317,027 as of December 31, 2007. No short term loans from related parties were outstanding as of March 31, 2008.

The loans due to banks consisted of the following:

DAQIUZHUANG METAL
	March 31, 2008 (Unaudited)	December 31, 2007
Loan from China Bank, JingHai Branch, due
September 2008. Quarterly interest only payment at
7.29% per annum, secured by equipment	$999,600.	$959,700

Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from September 2008 to February 2009.
Quarterly interest only payments ranging from
8.424% to 8.964% per annum, guaranteed by an
related third party and secured by equipment	10,721,424	10,293,468

Loan from Construction Bank of China, JinHai Branch, due
August 2008. Monthly interest only payment at 8.55%
per annum, guaranteed by an unrelated third party and secured by equipment	1,570,800	1,508,100

Loans from ShangHai PuFa Bank, due various dates from
July 2008 to March 2009. Quarterly interest only payments
ranging from 7.22% to 8.964% per annum, guaranteed
by an unrelated third party	4,284,000	4,113,000

Loan from China Merchants Bank, due
November 2008. Quarterly interest only payments
at floating interest rate,105% of People's Bank base rate
of 7.29% to 7.85%, guaranteed by an unrelated third party.	8,568,000	8,226,000

Loan from ShenZhen Development Bank, due
dates in January 2009. Monthly interest only payment
at 7.47% per annum, secured by
inventory and guaranteed by CEO of the Company.	7,140,000	6,855,000

Total Daqiuzhuang Metal	$33,283,824	$31,955,268

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

LONG MEN JOINT VENTURE
	March 31, 2008 (Unaudited)	December 31, 2007
Loans from Construction Bank, due various dates from May to October 2008.Monthly interest only payments ranging from 7.22% to 8.424% per annum, guaranteed by equipment and Bankers’ Acceptance Bill.	$13,851,600	$20,633,550

Loans from Agriculture Bank, due various dates in May 2008. Monthly interest only payments at 7.12% guaranteed by Bankers’ Acceptance Bill.	2,441,880	3,989,610

Loans from Bank of China,HanCheng Branch, due various dates from May 2008 to July 2008. Monthly interest payments ranging from 6.71% to 6.90% per annum, guaranteed by unrelated third parties .	9,996,000	9,597,000

Loans from Credit Cooperatives, due various dates from July 2008 to February 2009. Monthly interest payments by 11.02% per annum, guaranteed by an related third party.	2,856,000	2,742,000

Loans from HuaXia Bank, due various dates in November 2008. Monthly interest payment at 8.74% per annum, guaranteed by equipment.	5,712,000	13,819,680

Loan from Communication Bank, due October 2008, Quarterly interest only payments, annual interest rate of 8.02%, guaranteed by equipment.	3,570,000	3,427,500

Loan from China Merchants Bank, due September 2008, Monthly interest payments, annual interest rate of 9.13%, guaranteed by an related third party and secured by land use rights and buildings.	7,140,000	6,855,000

Loan from China Minsheng Bank,due February 2009, Quarterly interest payments, annual interest rate of 7.47%, guaranteed by a related third party and secured by equipment.	14,280,000

Total Longmen Joint Venture	$59,847,480	$61,064,340

Grand totals	$93,131,304	$93,019,608

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Long Men Joint Venture also has various loans from unrelated companies and individuals which are due within one year. The loans are unsecured with annual interest rates ranging from 8% to 12%. As of March 31, 2008 and December 31, 2007, these loans outstanding amounted to $34,896,184 and $19,156,070, respectively.

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

The Company had the following short term notes payable:

DAQIUZHUANG METAL
	March 31, 2008	December 31, 2007
	(Unaudited)
China Bank, Jing Hai Branch, due March 2008,
restricted cash required of 50%
of loan amount, guaranteed by the Company	$-	$1,588,040

Agricultural Bank of China, various amounts, due March 2008, restricted cash required of 60% of loan amount,
guaranteed by the Company and an unrelated third party	-	1,232,100

ShangHai PuFa Bank, various amounts,
due date ranging between April and May 2008,
restricted cash required of 50% of loan balance,
guaranteed by an unrelated third party	5,712,000	5,488,120

Total Daqiuzhuang Metal	$5,712,000	$8,308,260

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

LONGMEN JOINT VENTURE
	March 31, 2008	December 31, 2007
	(Unaudited)
Agricultural Bank of China, various amounts, due August 2008, restricted cash required of 100% of loan amount.	4,998,000	-

China Bank, various amounts, due July 2008, restricted cash required of 100% of loan amount.	714,000	-

Credit Cooperatives, due August 2008, restricted cash required of 100% of loan amount.	1,428,000	-

ShangHai Pudong Development Bank, various amounts, due dates ranging between January to May 2008,
restricted cash required of 60% of loan amount,
guaranteed by equipment.	7,140,000	6,855,000

China Minsheng Bank, various amounts, due dates
ranging between June to September 2008,
restricted cash required of 60% of loan amount,
guaranteed by equipment and related third parties..	28,560,000	-

China Minsheng Bank, various amounts, due dates in August 2008,
restricted cash required of 100% of loan amount.	7,140,000	-

ShangHai PuFa Bank, various amounts, due dates
ranging between April to September 2008,
restricted cash required of 60% of loan amount.
guaranteed by equipment and related third parties.	19,635,000	-
Total Longmen Joint Venture	69,615,000	6,855,000

Grand totals	$75,327,000	$15,163,260

Total interest expense for the three months ended March 31, 2008 and 2007 on the debt listed above amounted to $2,872,865 and $623,155, respectively. Capitalized interest amounted to $811,505 and $0 for the three months ended March 31, 2008, and 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 9 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2008 and December 31, 2007, customer deposits amounted to $60,883,030 and $47,084,434, including related parties deposits $0, and $9,211,736, respectively.

Note 10 - Deposits due to sales representatives

Daqiuzhuang Metal and one of Longmen Joint Venture’s subsidiaries, Yuxin Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $2,734,620 and $3,068,298 in deposits due to sales representatives outstanding as of March 31, 2008 and December 31, 2007, respectively.

Note 11 - Investment payable

In June 2007, Yangpu Investment and the former shareholders of Qiu Steel Investment entered into an agreement. Pursuant to this agreement, Yangpu Investment received 98.7% of the total equity of Qiu Steel Investment for RMB148,000,000 or approximately $19,284,400. As of March 31, 2008, Yangpu Investment had payable amounted to RMB48,000,000 or approximately $6,854,400.

Note 12 - Distribution payable to minority shareholder

Distribution payable represents dividends owed to the minority owners of EPID and Hualong for retained earnings prior to the acquisition date. As of March 31, 2008 and December 31, 2007, Distribution payable amounted to $2,330,858 and $2,820,803, respectively.

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

In accordance with SFAS 150, The Company recorded the stock as a liability due to the mandatory redemption provision. The shares were recorded at fair value on the date of issuance, which was the net cash proceeds, plus any accrued interest up to March 31, 2007. The difference between the net proceeds, $1,606,151, and the redemption amount, $2,294,497, totaling $688,346, was accrued and amortized as interest expense.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

As of December 31, 2007, the put option on all the redeemable shares had expired and all the shares were reclassified into equity.

Note 14 - Convertible notes

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Agreement, the Company agreed to sell to the Buyers (i) senior convertible notes totaling $40,000,000 (“Notes”) and (ii) warrants to purchase 1,154,958 shares of common stock (the “Warrants”).

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

The Warrants grant the Buyers the right to acquire shares of common stock at $13.51 per share, subject to customary anti-dilution adjustments. The Warrants may be exercised May 13, 2008 through May 13, 2013.

In connection with this transaction, the Company and the Buyers entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, the Company agreed to register within 60 calendar days common stock issuable to the Buyers for resale on a registration statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company is required to register at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures.

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
MARCH 31, 2008
(UNAUDITED)

Pursuant to APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the Company discounted the Notes equal to the fair value of the warrants. The Notes were further discounted for the fair value of the conversion option. The combined discount is being amortized to interest expense over the life of the Notes using the effective interest method.

The fair value of conversion option and the warrants were calculated using the Binomial model based on the following variables:

•	Expected volatility of 105% calculated using the Company’s historical price of its common stock
•	Expected dividend yield of 0%
•	Risk-free interest rate of 2.46% for the conversion option and the warrants
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

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

On March 31, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased by $2,670,764 during the period, including $719,580 for the decrease in fair value of the warrants and $1,951,184 for the decrease in fair value of the conversion option. The decrease was recorded as a gain and included in other income.

As of March 31, 2008, the balance of derivative liabilities was $25,812,545, which consisted of $6,918,882 for the warrants and $18,893,663 for the conversion option, and the carrying value of the Notes was $6,138,044. Amortization of the debt discount totaled $804,295 and was recorded as interest expense for the period ended March 31, 2008. As of March 31, 2008, the unamortized financing cost was $5,120,152, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. For the period ended March 31, 2008, $8,894 of deferred note issuance cost was amortized to interest expense for the period using the effective interest method.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 15 -Other expenses and income, net

Other income and expense consist of the following:

	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Finance/interest expense	$(5,986,507)	$(640,857)
Interest income	580,318	31,654
Change in fair value of derivative liabilities	2,670,764	-
Other non-operating income	432,050	388,527
Other non-operating expense	(62,780)	-
Total other (expense) income	$(2,366,155)	$(220,676)

Note 16 - Taxes

Income tax

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate currently applicable to both DES and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs will not be eliminated for certain entities incorporated on or after March 16, 2007.

Significant components of the provision for income taxes on earnings from operation for the three months ended March 31, 2008 and 2007 are as follows:

	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Current	$666,357	$-
Deferred	(216,534)	-
Total provision for income taxes	$449,823	$-

The principal component of the deferred income tax assets is as follows:

	March 31, 2008 (Unaudited)	December 31, 2007
Net operating loss carry-forward	$2,483,130	$1,599,004
Effective tax rate	25.00%	25.0%
Deferred tax asset	$637,598	$399,751

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
U.S. Statutory rates	34.00%	34%
Foreign income not recognized in USA	(34.00%)	(34%)
China income taxes	25.00%	-
Tax effect of income not taxable for tax purpose	(3.86%)	-
Effect of different tax rate of subsidiaries operating in other jurisdictions	(10.12%)	-
Total provision for income taxes	11.02%	-

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

Baotou Steel Pipe Joint Venture is located in Inner Mongolia, is subject to an income tax at an effective rate of 25%

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

VAT on sales and VAT on purchases amounted to $70,973,599 and $65,859,199 for the three months ended March 31, 2008, $5,830,751 and $5,574,487 for the three months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Taxes payable consisted of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
VAT taxes payable	$13,529,046	$20,320,241
Income taxes payable	6,843,222	5,112,876
Misc taxes	2,032,221	2,143,123
Totals	$22,404,489	$27,576,240

Note 17 - Earnings per share

The calculation of earnings per share is as follows:

	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
Income attributable to holders of common shares	$2,188,460	$474,865
Basic weighted average number of common shares outstanding	34,836,394	31,320,251
Add: dilution effect of warrants	87,220	-
Diluted weighted average number of common shares outstanding	34,923,614	31,320,251

Net income per share
Basic	$0.063	$0.015
Diluted	$0.063	$0.015

Under SFAS 128 "Earnings per Share", paragraph 24, mandatory redeemable shares are excluded from the shares outstanding for both basic and diluted earnings per share. Thus, the 1,176,665 shares described in Note 13 have been excluded from the earnings per share calculation for the basic and diluted EPS for the period ended March 31,2007. In connection to the redeemable preferred stocks, the Company issued 2,353,330 warrants to the shareholders. As of December 31, 2007, the number of unexercised warrants was 233,330, which the dilution effect was calculated to be 87,220 shares by using the treasury method.

As described in Note 1, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock to purchase 30% minority ownership of Daqiuzhuang Metal. The preferred stock can not be converted to common stock. Thus, the 3,092,899 shares of Series A Preferred Stock have been excluded from the earnings per share calculation.

On December 13, 2007, the Company issued $40 million of convertible notes, convertible into 3,207,698 shares of common stock, and warrants to purchase 1,154,958 shares of common stock. Since the note conversion price of $12.47 and the warrant exercise price of $13.51 were higher than $7.98, the average market price of the common stock for the period from the issuance date to March 31, 2008, the convertible notes and warrants were determined to be anti dilutive, and thus have been excluded from the earnings per share calculation.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 18 - Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. Total rental income for the three months ended March 31, 2008 and 2007 was $419,310 and $387,030, respectively.

The Company’s short term loan of $7,140,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Yu Zuo Sheng (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu). Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company. For the three months ended March 31, 2008 and 2007, through Dazhan and Hengying, the Company purchased total of $28,434,046 and $19,589,989 of material from these entities, and sold $1,279,813.27 and $7,840,501 of finished products to these entities, respectively.

The Longmen Joint Venture did not obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Long Men Group. In addition to the VAT status issue, the Longmen Joint Venture also made sales through Long Men Group for outstanding sales contracts signed before June 2007. Also some sales through Long Men Group were made due to the established market share and its long term relationship with the customers. All the sales proceeds and purchase payments were recorded as receivables from or payables to Long Men Group. Total related party sales amounted to $113,073,832 for the three months ended March 31, 2008.

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the three months ended March 31, 2008 and the year ended December 31, 2007:

a.	Accounts receivable -related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
Long Men Group	$14,493,163	$565,631
Jin Qui	189,029	-
Total	$14,682,192	$565,631

b.	Short term loan receivable - related parties

As of March 31, 2008, the Company had a short term loan receivable from Tianjin Jing Qiu amounted to $1,285,200. This loan was made for short term cash flow needs and will be repaid upon request.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

c.	Other receivables - related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
Beijing Wendlar	$182,641	$1,033,713
Yang Pu Capital Automobile	-	616,950
Tianjin Jin Qiu Steel Market	-	137,100
Tong Xin Ye Jin	-	48,830
Yang Pu Sheng Xin	-	74,113
Officers of Hua Long	48,362	-
Yang Pu Sheng Hua	-	2,742
Long Men Group	1,913,263	-
	$2,144,266	$1,913,448

d.	Advances on inventory purchases - related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
Hengying	$7,457,477	$8,014,211
Dazhan	2,848,605	1,929,801
Long Men Group	27,190,663	-
	$37,496,745	$9,944,012

e.	Prepaid expenses - related parties

The Company prepaid rental fee for employee dormitory to a related party, Beijing Wendlar, a company controlled by Mr. Yu Zuo Sheng (aka Henry Yu). As of March 31, 2008, the Company had a balance of the prepayment of $295,596, in which $51,408 was current and $244,188 was classified as non current.

f.	Accounts payable due to related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
Long Men Group	$-	$7,954,189
Dazhan	-	4,249,395
Henan Xinmi Kanghua	417,716	356,567
Zhengzhou Shenglong	281,139	269,917
Baotou Shengda Steel Pipe	1,098,650	1,472,670
ShanXi Fangxing	1,805,438	-
Jian An	9,997	-
Jin Ma Coking Company	4,134,303	-
Ping He Lu Liao	558,371	-
Fang Xin	1,295,405	-
	$7,795,581	$14,302,738

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

g.	Short term loan due to related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
HanCheng TongXing	$-	$7,317,027

h.	Other payables due to related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
Beijing Wandler	$-	$34,275
Tianjin Jin Qiu Steel Market	-	1,487,600
Hengying	-	563,816
Baotou Shengda Steel Pipe	16,887	31,095
Baogang Jian An	4,284	9,597
	$21,171	$2,126,383

i.	Customer deposits - related parties

Name of related parties	March 31, 2008 (Unaudited)	December 31, 2007
Hengying	$-	$6,855,000
Haiyan	-	2,356,736
	$-	$9,211,736

Transactions with related parties are as follows:

(a)	Sales of goods

Name of related parties	Three months ended March 31, 2008 (Unaudited)	Three months ended March 31, 2007 (Unaudited)

Long Men Group	$113,073,832	$-
	$113,073,832	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

(b)	Purchase of goods

Name of related parties	Three months ended March 31, 2008(Unaudited)	Three months ended March 31, 2007(Unaudited)

Long Men Group	$103,134,608	$-
	$103,134,608	$-

(c)	Rental income

Name of related parties	Three months ended March 31, 2008 (Unaudited)	Three months ended March 31, 2007 (Unaudited)

Tianjin Jing Qiu Steel Market Co., Ltd.	$419,310	$387,030
	$419,310	$387,030

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

Victory New Holdings Ltd. was a newly formed entity under the control of the Company’s Chairman, CEO and majority shareholder Zuosheng Yu (aka Henry Yu). Victory New was legally owned by Mrs. Yang Baoyin, Mr. Yu’s mother. Therefore, General Steel and Victory New were under common control. According to SFAS 141, "Business Combinations", acquisition of minority interests from entities under common control should be accounted for using the purchase method. The Company engaged a third party to determine the fair value of transaction, which was $8,374,000. The premium over book value of $2,188,203 was accounted for as dividend distribution to the shareholder of Victory New.

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
MARCH 31, 2008
(UNAUDITED)

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

Assets acquired and debts assumed in the transaction are listed as below:

Item	Fair Value	Assumed by Longmen Joint Venture
Current assets	$317,744,960	$98,530,222
Property, plant, and equipment	186,915,879	164,811,374
Intangible assets	20,128,972	19,543,875
Other assets	99,604,841	-
Total assets	624,394,652	282,885,471
Current liability	473,168,746	223,776,221
Long term liability	38,246,111	32,809,250
Total liabilities	511,414,857	256,585,471
Net assets	$112,979,795	$26,300,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Assets acquired and debts assumed in the transaction are listed as below:

EPID	Fair Value	Assumed by Longmen Joint Venture (74.92%)
Current assets	$2,609,601	$1,955,113
Property, plant, and equipment	5,619,646	4,210,239
Total assets	8,229,247	6,165,352
Total liabilities	5,055,550	3,787,618
Net assets	$3,173,697	$2,377,734

Hualong	Fair Value	Assumed by Longmen Joint Venture (36%)
Current assets	$3,905,068	$1,405,824
Property, plant, and equipment	1,653,693	595,330
Total assets	5,558,761	2,001,154
Total liabilities	4,357,736	1,568,785
Net assets	$1,201,025	$432,369

On January 14, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of 217,487 square meters (approximately 53 acres) with an the appraised value of approximately $4.1 million (or RMB30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB22,744,419), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Tongxing	Fair Value	Assumed by Longmen Joint Venture (22.76%)
Current assets	$55,504,572	$12,632,840
Non current assets	8,088,884	1,841,030
Total assets	63,593,456	14,473,870
Total liabilities	50,782,229	11,558,035
Net assets	$12,811,227	$2,915,835

d. Pro Forma

The following unaudited pro forma condensed income statements for the years ended March 31, 2007 was prepared under generally accepted accounting principles as if the Longmen Joint Venture transactions had occurred on January 1, 2007. The pro forma information may not be indicative of the results that would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

Pro Forma Condensed Income Statements:

For the three months
ended
March 31, 2007
(In Million $)
Sales	$170.45
Cost of sales	150.79
Gross Profit	19.66
SG&A expenses	7.78
Other expense	4.06
Income before income tax and minority interest	7.82
Income tax	1.27
Net income before minority interest	6.55
Minority interest	0.38
Net income	$6.17

Note 20 - Supplemental disclosure of cash flow information

Interest paid amounted to $3,038,348 and $523,307 for the three months ended March 31, 2008 and 2007, respectively.

Income tax payments amounted to $1,105,053 and $0 for the three months ended March 31, 2008 and 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On March 1, 2007, 176,665 shares of redeemable stock were converted at $1.95 resulting in a reclassification of the shares from liabilities to equity.

.On January 8, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500.

On January 14, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the market price on the grant date. The Company recorded compensation expense of $548,456 for the three months ended March 31, 2008.

Note 21- Shareholder’s equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc. (also known as RedChip Companies, Inc.) 18,000 shares of common stock in the amount of $23,742 as a portion of its compensation for investor relations services rendered. Those shares were valued at the market price at the date of the agreement.

In 2007, as discussed in Note 13, 1,176,665 shares of redeemable stock were reclassified from liabilities to common stock upon expiration of the redemption feature.

2,120,000 warrants were converted to common stock at $2.50 per share in September, 2007 for $5,300,000 in cash.

On October 1, 2007, the Company issued senior management and directors 70,100 shares of common stock at $8.16 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $572,016 for the year ended December 31, 2007.

On January 8, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500. The shares price is determined as the market price on the date granted.

On January 14, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $548,456 for the three months ended March 31, 2008.

Note 22 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $512,966 and $60,704 for the three months end ended March 31, 2008 and 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2008 and 2007, the Company transferred $347,747 and $0 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 24 - Commitment and contingencies

The Company is obligated to contribute RMB40,000,000, or approximately $5,130,000, as registered capital to Baotou Steel Pipe Joint Venture. The Company has already made a capital contribution of approximately $1,734,200 through December 31, 2007, and the balance will be contributed in 2008, from the operating cash flow of Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200. Total rental expense for the three months ended March 31, 2008 and 2007 amounted to $12,579 and $11,611, respectively.

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

As of March 31, 2008, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
2008	424,909
Thereafter	$-

Total rental expense of the land use right for the three months ended March 31, 2008 and 2007 amounted to $21,351 and $5,204, respectively.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

General Steel Holdings, Inc. (“General Steel”), headquartered in Beijing China, operates a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products including: reinforced bars (rebar), hot-rolled carbon and silicon sheets and spiral weld pipes. Our aggregate production capacity of steel products is 3 million tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are an overall driver for all our products.

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

Daqiuzhuang Metal has ten steel sheet production lines capable of processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled carbon steel sheets per year. Products are sold through a nation-wide network of 35 distributors and 3 regional sales offices.

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

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”)

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Amended and Restated Joint Venture Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”). Baotou Steel initially contributed RMB 10,000,000, or approximately $1,270,000 taking a 20% ownership interest in the Baotou Steel Pipe Joint Venture. Daqiuzhuang Metal initially contributed RMB 40,000,000, or approximately $5,130,000 taking an 80% ownership interest in the Baotou Steel Pipe Joint Venture.

We have invested $1.56 million cash into this joint venture with the rest of the required registered capital is required to be invested within two years. The remainder of the investment will come from the operating cash flow from Daqiuzhuang Metal.

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

• Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”)

Effective June 1, 2007, through two subsidiaries, Daqiuzhuang Metal and Tianjin Qiu Steel Investment Co., Ltd., we entered into a joint venture agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through our two subsidiaries, we invested approximately $39 million cash and collectively hold approximately 60% of the Longmen Joint Venture.

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

Our Longmen Joint Venture, assumed existing operating units of the Long Steel Group. The Long Steel Group contributed most of its working assets to the Longmen Joint Venture. Key units of the Longmen Joint Venture include:
• Shaanxi Longmen Iron and Steel Group Co., Ltd., (“Base Steel Operations”): Includes 8 blast furnaces (total volume of 1749 cubic meters), 4 converters (total load of 150 tons) and 1 continuous casting mill;
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

The annual capacity at Longmen Joint Venture is 2.5 million tons of crude steel. It is the largest steel producer in Shaanxi province. Approximately 94% of its total production is devoted to reinforced bar steel (rebar - a commodity grade steel product used to reinforce the concrete), with the remainder being roundbar, wire rod and related products. These products are primarily used in building and infrastructure construction.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). They are generally considered regional products because their size, weight and dimension make them ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is 6 - 8 million tons. Slightly more than half of the province demand radiates from Xi’an, the province capital, located 180 km from the Longmen Joint Venture main site. We estimate in Xi’an we have a 72% market share.

An established regional network of 24 agents and 2 sales offices sell the Longemn Joint Venture’s products. Agents account for approximately 68% of sales. All products sell under the registered brand name of “Yulong” which enjoys strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi Han, Xi Tong and Xi Da provincial expressways, and are currently being used in the construction of the Xi’an city subway system.

On September 24, 2007, Longmen Joint Venture acquired controlling interest in two subsidiaries of Long Steel Group.

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

On January 11, 2008, Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of 217,487 square meters (approximately 53 acres) with an appraised value of approximately $4.1 million (or RMB 30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 22,744,419), providing the Joint Venture a stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. Tongxing has two core operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 250,000 tons. Its rebar processing facility has an annualized rolling capacity of 300,000 tons.

Summary of Significant Growth and Change as of March 31, 2008 comparing with March 31, 2007:

	As of March 31, 2007	As of March 31, 2008

Number of Main Subsidiaries	1	3
Production Capacity (ton)	400,000	3 million
Main Product Categories	1	3
Number of Sales Offices	3	6
Number of Full-time Employees	1,250	6,200
Exchange Listing	OTCBB	NYSE Arca

Stock listing

We obtained listing approval from American Stock Exchange (AMEX) on September 28, 2007. The stock officially started to trade on AMEX on October 3, 2007 under the ticker symbol, “GSI”. On March 6, 2008, we migrated from the AMEX to the NYSE Arca and officially started to trade under the same ticker symbol, “GSI”.

Factors affecting our operating results

Demand for our products

Overall, domestic economic growth is an important demand driver for our products. According to estimates by various international sources, China’s economy will grow by approximately 10% in 2008. Industry demand drivers for our products include construction and infrastructure growth, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 11th Five-Year National Economic and Social Plan (the “NESDP”)(2006-2010), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi, the province where Longmen Joint Venture is located, has been designated as the bridgehead for development into the western region, and Xi’an, the provincial capital, has been designated as the focal point for this development. Our Longmen Joint Venture is 180 km from Xi’an and does not have another major competitor within a 250 km radius. According to a Shaanxi provincial government report issued on January 16, 2008, there are 150 construction and infrastructure projects scheduled to begin in the province in 2008. Major projects include six new highways, one new airport, the expansion of the Xi’an airport, a new ring subway system and three new dams. We see strong demand for our products driven by these and many other construction and infrastructure projects. We believe that there will be sustained regional demand for several years ahead as the government continues to strengthen its western region development efforts.

At Daqiuzhuang Metal, rural income growth drives demand for our hot-rolled carbon sheets. According to the Asian Development Bank statistics, well over 60% of the nation’s 1.3 billion total population is comprised of low-income, rural farmers. Our steel sheets are used in the construction of light agricultural vehicles targeted for sale to low-income, rural farmers. We believe our sheets are lighter and of greater ductility than those of our competitors and are preferred by manufacturers of light agricultural vehicles. According to the 11th Five-Year NESDP (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government initiatives, including removal of certain agricultural and local product taxes, have been implemented to spur rural income development. The government expects annual rural income to grow between 5% and 10% through 2010. Transportation asset growth slightly lags behind the growth in rural net income, so we anticipate demand for light agricultural vehicles to continue to grow between 4.7% and 9.6% throughout 2010.

At Baotou Steel Pipe Joint Venture, the need to transport oil, natural gas and steam drives demand for spiral-weld steel pipe. The West-East pipeline that will bring oil and natural gas from the Xinjiang Uyghur Autonomous Region to large eastern coastal cities will be the largest single demand driver for our pipes. This pipeline starts in China’s far western Xinjiang Uyghur Autonomous Region and stretches 4000 km through ten regions, provinces and municipalities before it ends in Zhejiang province. Construction on the pipeline commenced in the first quarter of 2008. Lesser demand is fueled by smaller pipeline projects and municipal energy infrastructure projects.

Supply of raw materials

Our primary raw materials consist of iron-ore and hot-rolled steel coil. Longmen Joint Venture uses iron-ore as its main raw material; Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw material. Iron-ore is the main raw material used to produce hot-rolled steel coil. As a result, the price of iron-ore is the primary raw material cost for our products.

Longmen Joint Venture produces 2.5 million tons of our aggregate 3 million ton annual production. At Longmen Joint Venture, approximately 90% of the production costs are attributable to the purchase of raw materials, with iron-ore being the largest component of the purchase.

Nationwide the price of iron ore has been in an upward swing. During the first quarter of 2008, the average price per ton of domestic iron-ore increased from approximately RMB 1,350 per ton to RMB 1,550. This price was only approximately RMB 700 per ton during the first quarter of 2007. We expect the overall cost of iron-ore will continue to fluctuate at this level through the end of 2008.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron-ore will have to be filled by imports. At Longmen Joint Venture, we purchase iron-ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by our joint venture partner), small local-area mines and from abroad. The Daxigou mine has 300 million tons of proven iron-ore reserves, of which only less than one million tons have been excavated. According to the terms of our Joint Venture agreement with the strategic partner, we have first rights of refusal for sales and development from this mine.

We source approximately 15% of our iron-ore from the Mulonggou and Daxigou mines, 70%-75% from local mines and only 10-15% of our iron-ore from abroad. The iron-ore from the Mulonggou and Daxigou mines is approximately 10% below the market price as a part of the Longmen Joint Venture agreement. In 2008, we aim to increase the percentage of iron-ore sourced from Mulonggou and Daxigou mines from approximately 15% to 30%. We anticipate this will increase our gross margin between 1.5% and 2.0%. We believe gaining greater direct control over our key raw material supply is important for margin and secured source protection. We expect to begin to see increased gross margin in the third quarter of this year.

Industry consolidation

In 2007, the government held firm on its resolve to consolidate the highly fragmented domestic steel industry through coerced mergers and heightened operating requirements. In November 2007, the National Development and Reform Commission (NDRC), the nation’s top economic planner, reported that to date 29.4 million tons of outdated iron smelting capacity and 15.21 million tons of outdated steel smelting capacity had been eliminated. It also announced later obligation letter with 18 provinces, autonomous regions and municipalities to eliminate 49.31 million tons of outdated iron smelting capacity and 36.1 million tons of outdated steel smelting capacity. The obligation letters involved 573 enterprises. It is the government’s goal to consolidate 50% of domestic production among the top 10 steel companies by 2010 and 70% by 2020.

We believe that the government will continue to strengthen its industry consolidation effort. As excess capacity from weaker market players is removed, the eliminated capacity will be reassigned to steel companies which have gained government approval for expansion.

Environmental controls for the Olympic Games

This summer, Beijing will host the Olympic and Paralympic Games. In an effort to improve the air quality in and around Beijing, Interfax China has reported that Hebei Development and Reform Commission plans to suspend production at 42 polluting enterprises in the province, including small scale steel mills. The closure period will be between July 17 and September 20, 2008. The enterprises are scattered through seven cities surrounding Beijing: Shijiazhuang, Chengde, Zhangjiakou, Qinhuangdao, Tangshan, Langfang and Baoding. Our facilities are not included in this list. Based on currently available information, we do not anticipate any disruption in production capabilities at any of our facilities or significant market impact as a result of this intended action. We are monitoring the situation for any changes.

Winter storm in southern China

In early February, around the period of Chinese New Year, a severe and atypical winter storm hit China’s southern region. All of our facilities are located in the northern half of the country. As a direct result of the storm, we did not sustain any damages, deaths, power outages or production stoppages at any of our facilities. However, we did experience negative indirect impact brought about by the effects of government intervention to bring relief to the storm affected areas.

Owing to the unusual large-scale heating needs, during this period the government redirected coal mine production in the northern part of the country from production of coal for coking to production of coal for heat and power needed in the south. This caused a sudden scarcity of coking coal and sharp increase in price. This spike came on the back of a growing shortage of coking coal brought about by the National Development and Reform Commission mandate to close many small, unsafe mining operations and local government pressure to close high-pollutant coking operations. From the end of 2007 to March 2008, the price of coking coal increased almost 200%, from approximately RMB 800 to RMB 1600. The price of coking coal has fluctuated at the higher end of this range since March. Coking coal is a primary raw material in steel production.

Additionally, during this period, to transport the coal from the north to the south for heat and power, the government moved to secure many of the transportation resources in the market place. Many rail and truck transportation resources that supplement our own transportation resources for coal, coke and billets became unavailable. This caused a spike in freight transportation rental costs. As of the second quarter of this year, transportation costs have returned to normal levels.

The combination of above two factors caused unusual margin compression for us in the first quarter of 2008. The winter storm and the severity of its impact in the southern region of China are very atypical. As such, we do not view the ramifications of the storm’s impact on our operations in the first quarter in any way as regular, usual or recurring.

Iron-Ore Price Increase

International iron-ore contract price went up 65% in the middle of the first quarter of this year. This international contract rate is available only to large-scale purchasers, of which we are not yet one. Our Longmen facility pays spot price for iron ore which went up by approximately 10% in the first quarter of this year. The increase also put some pressure on our gross margin. While we are the largest integrated producer of steel in the region and have a greater ability than non-integrated producers to pass higher production cost on to our customers, there exists a lag time between the time when the production cost goes up and the time when the selling price can be raised to cover the cost. This is the reason we were unable to immediately pass the costs on. The selling price has already caught up in the second quarter.

Seasonality - Chinese New Year

The first quarter of the year is always the weakest quarter in terms of the construction steel market in China. This seasonality is caused by the Chinese New Year, a national holiday period during which migrant workers take vacations from work to return to their villages. The winter weather also slows the pace of construction projects which reduces the demand for our main products. Conversely, the summer months with no holidays and a minimal risk of inclement weather are usually the strongest months for the construction steel industry.

Sichuan Earthquake

On May 12, 2008, a 7.8 magnitude earthquake hit Sichuan province causing large scale destruction and personal injury. Because of its severity, the earthquake was felt many thousand miles away from the epicenter. None of our three operating subsidiaries sustained damage from this earthquake. As of May 15, 2008, we do not see any adverse impact on our operations as a result of this earthquake.

Operating Results

Sales Revenue and Gross Profit

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Overall, net sales for the three months ended March 31, 2008 were approximately $291.6 million compared to $37.6 million in the same period of 2007, an increase of 675%. The sharp increase in net sales is a result of our acquiring a controlling interest position in the Longmen Joint Venture in June 2007, and to a lesser extent the starting of our Baotou Steel Pipe Joint Venture which began sales in July 2007.

At Daqiuzhuang Metal, shipments for the three months ended March 31, 2008 decreased 39% to 53,739 tons in the first quarter of 2008 from 87,786 tons in the same period of 2007, due to the change in product mix. In the first quarter of 2008, we shifted our product mix to include more silicon sheets which have a longer processing time than carbon sheets. The average selling price per ton was $633 for the first quarter of 2008 as compared to $428 for the first quarter of 2007. This increase in selling price can be traced to both higher input costs as well as a greater percentage of the production volume devoted to silicon sheets which have a higher selling price than carbon sheets.

At our Baotou Steel Pipe Joint Venture, shipments for the three months ended March 31, 2008 were 1,832 tons. The average selling price per ton was $599.

At our Longmen Joint Venture, shipments for the three months ended March 31, 2008 were 469,600 tons. The average selling price per ton was $546.

The following table displays sales and steel shipment data for General Steel by operating unit for the three months ended March 31, 2008 and 2007, respectively.

	1st quarter 2008		1st quarter 2007
Operating Unit	Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
	(in Tons)		(in Tons)
Daqiuzhuang Metal	$53,739	$34,017,390	$87,786	$37,607,971
Baotou Steel Pipe Joint Venture (a)	1,832	1,096,797	-	-
Longmen Joint Venture (b)	469,600	256,451,812	-	-

Totals	$525,171	$291,565,999	$87,786	$37,607,971

(a) Sales and shipment data reflected 100% of the Baotou Steel Pipe Joint Venture. General Steel, through its subsidiary, owns 80% of the Baotou Steel Pipe Joint Venture.

(b) Sales and shipment data reflected 100% of the Longmen Joint Venture. General Steel, through its subsidiaries, owns 60% of the Longmen Joint Venture.

Gross profit for the three months ended March 31, 2008 was approximately $13.0 million, an increase of 649% or $11.3 million from $1.7 million for the same period of 2007. Gross profit margin decreased to 4.5% for the three months ended March 31, 2008 from 4.6% for the same period of 2007.

The following table displays gross profit and gross margin data for General Steel by operating unit for the three months ended March 31, 2008 and 2007, respectively.

	1st quarter 2008		1st quarter 2007
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$1,924,305	5.7%	$1,733,005	4.6%
Baotou Steel Pipe Joint Venture	33,657	3.1%	-	-
Longmen Joint Venture	11,024,153	4.3%	-	-

Totals	$12,982,115	4.5%	$1,733,005	4.6%

However, our first quarter gross margin dropped significantly compared to the 4th quarter in 2007. The following chart illustrated this:

	1st Quarter 2008		4th Quarter 2007
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$1,924,305	5.66%	$1,582,393	6.02%
Baotou Steel Pipe Joint Venture	33,657	3.07%	246,821	9.31%
Longmen Joint Venture	11,024,153	4.30%	19,123,423	7.99%

Totals	$12,982,115	4.46%	$20,952,637	7.81%

Our overall gross profit margin was squeezed to 4.46% from the 1st quarter of 2008 compared with 7.81% for the 4th quarter of 2007. Reasons attributed to this decrease are explained as follows:

Winter Storm:

Ramification from a winter storm in early February hitting Southern China put significant cost pressure on our operation. This is mainly reflected in a price hike of coking coal and coke: a primary raw material in steel production at Longmen Joint Venture. Due to the unusually large-scale heating needs in the southern region of China, during this period the government redirected coal mine production in the northern part of the country from production of coal for coking to production of coal for heat and power needed in the south. This caused a scarcity of coking coal and coke and sharp increase in price. This spike came on the back of a growing shortage of coking coal and coke brought about by the National Development and Reform Commission mandate to close many small, unsafe mining operations, and local government effort to close high-pollutant coking operations. From the end of 2007 to March 2008, the price of coke increased almost 200%, from approximately RMB 800 to RMB 1600. Although Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture don’t use coke directly in their production, this coke price increase indirectly impacted their gross margin since they purchased their feedstock ultimately from integrated steel producers.

Additionally, during this period, freight cost went up with the government’s effort to secure transportation resources to transport heating coal to the southern cities. Many rail and truck transportation resources that supplement our own transportation resources for coal, coke and billets became unavailable. We had to pay more to ship in and out our raw materials and finished products. This affected our operation at all three subsidiaries.

The combination of above two factors caused unusual margin compression for us in the first quarter of 2008. The winter storm and the severity of its impact in the southern region of China are very atypical. As such, we do not view the ramifications of the storm’s impact on our operations in the first quarter in any way as regular, usual or recurring.

Iron-Ore Price Increase

International iron-ore contract price went up 65% in the middle of the first quarter of this year. This international contract rate is available only to large-scale purchasers, of which we are not yet one. Our Longmen facility pays spot price for iron ore which went up by approximately 10% in the first quarter of this year. The increase also put additional pressure on our gross margin. While we are the largest integrated producer of steel in the region and have a greater ability than non-integrated producers to pass higher production cost on to our customers, there exists a lag time between the time when the production cost goes up and the time when the selling price can be raised to cover the cost. This is the reason we were unable to immediately pass the costs on. The selling price has already caught up in the second quarter.

Seasonality - Chinese New Year

The first quarter of the year is always the weakest quarter in terms of the construction steel market in China. This seasonality is caused by the Chinese New Year, a national holiday period during which migrant workers take vacation from work to return to their villages. The winter weather also slows the pace of construction which reduces the demand for our main products.
Baotou Steel Pipe Joint Venture operates in Baotou City, Inner Mongolia Autonomous Region. Due to the severe temperatures here and wide-spread permafrost, demand for our pipes in this season drops considerably compared to the other three quarters of the year.

Cost of Sales

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Overall cost of sales increased to $278.6 million for the three months ended March 31, 2008 from $35.9 million for the same period of 2007, an increase of 676%. The sharp increase in cost of sales reflects our acquiring controlling interest position in the Longmen Joint Venture in June 2007, and to a lesser extent, the starting of our Baotou Steel Pipe Joint Venture which began sales operations in July 2007.

At Daqiuzhuang Metal, average cost per ton was $597 and $409, respectively for the three months ended March 31, 2008 and 2007. Cost of sales went up mainly due to the price increase in raw materials. Overall, our raw material feedstock costs were driven up by an increase in iron-ore prices. Additionally, we shifted our product mix to include a higher percentage of silicon sheets which have higher feedstock and processing costs than carbon steel sheets. For the quarter, 17.23% of the product mix was silicon sheets.

At our Baotou Steel Pipe Joint Venture, average cost per ton was $580 for the three months ended March 31, 2008.

At our Longmen Joint Venture, average cost per ton was $523 for the three months ended March 31, 2008.

The following table displays cost of sales and steel shipment data for General Steel by operating unit for the three months ended March 31, 2008 and 2007, respectively.

	1st quarter 2008		1st quarter 2007
Operating Unit	Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
	(in Tons)		(in Tons)
Daqiuzhuang Metal	53,739	$32,093,085	87,786	$35,874,966
Baotou Steel Pipe Joint Venture	1,832	1,063,140	-	-
Longmen Joint Venture	469,600	245,427,659	-	-

Totals	525,171	$278,583,884	87,786	$35,874,966

Selling, General and Administrative Expenses

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Selling, general and administrative expenses were $6.5 million for the three months ended March 31, 2008, compared to $0.6 million for the same period of 2007. This increase is largely attributable to the operations of the Longmen Joint Venture, which began in June, and alone accounted for approximately $4.4 million in selling, general and administrative expenses in the first quarter 2008.

Other income (expense)

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Finance and interest expenses were $6.0 million for the three months ended March 31, 2008, a 900% increase from $0.6 million for the same period of 2007. The increase is traced to an increase in short term borrowings largely associated with the Longmen Joint Venture operations.

Income from derivative instrument was $2.7 million for the three months ended March 31, 2008, there was no derivative instrument for the same period of 2007. See more detail information in our footnote, Note 14– Convertible notes.

Net income

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Net income was $2.2 million for the three months ended March 31, 2008, compared to $0.47 million for the same period of 2007, an increase of 361%. The increase is largely attributable to the contributions from the Longmen Joint Venture which began in June 2007 and the income of $2.7 million recorded for the change in fair value of the derivative instrument in connection with the issuance of the convertible notes in the first quarter of 2008.

Earnings per share

Earnings per share was $0.063 for the three months ended March 31, 2008. Earnings per share are calculated as follows:

	1st quarter 2008	1st quarter 2007
Income attributable to holders of common shares	$2,188,460	$474,865
Basic weighted average number of common shares outstanding	34,836,394	31,320,251
Add: dilution effect of warrants	87,220	-
Diluted weighted average number of common shares outstanding	34,923,614	31,320,251

Earnings per share
Basic	$0.063	$0.015
Diluted	$0.063	$0.015

Income taxes

Three months ended March 31, 2008 compared with three months ended March 31, 2007

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2008 and 2007. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

Pursuant to the relevant laws and regulations in the People's Republic of China, Daqiuzhuang Metal, as a foreign owned enterprise in the People's Republic of China, is entitled to an exemption from the PRC enterprise income tax for two years commencing from its first profitable year. Daqiuzhuang Metal has been approved for this tax benefit and was exempt from income tax for the years ended December 31, 2005 and 2006 and is eligible for a 50% income tax reduction for the years ended December 31, 2007, 2008 and 2009. The current effective income tax rate is 12%.

The effective income tax rate at our Baotou Steel Pipe Joint Venture is 25%. The new Enterprise Income Tax Law became effective January 1, 2008, reducing the income tax rate for Baotou Steel Pipe Joint Venture from 33% to 25%.

Our Longmen Joint Venture is located in the mid-west region of China. The National Development and Reform Commission (NDRC) granted it qualification approval to attain the “Go West” special tax treatment. This national tax treatment rewards companies contributing to the economic development of the Western Region by lowering their effective corporate tax rate from 33 percent to 15 percent. This change is effective July 1, 2007 and is reflected from our financial results.

For the three months ended March 31, 2008, we had a tax expense of $0.45 million.

Minority Interest

Minority interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, and 77.24% interest of Tongxing which was owned by other shareholders.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $27.8 million as of March 31, 2008 compared to $11.8 million on December 31, 2007.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of March 31, 2008, we reserved $270,235 for bad debt allowance based on our reasonable estimate.

Liquidity and capital resources

Due to the strong market demand for our products and our new Longmen Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. Our bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks every year. Cash balance including restricted cash amounted to $60.7 million and $52.1 million as of March 31, 2008 and December 31, 2007, respectively.

Operating activities

Net cash used by operating activities for the first quarter of 2008 was $27.1 million compared to $2.8 million used in the same period of 2007. This change was mainly due to the combination of the following factors:

Net cash generated in the first quarter of 2008 was primarily attributable to net income of $2.2 million adjusted by depreciation and amortization, minority interest and gain on derivative instrument, total of $4.2 million. Cash received from accounts receivable and accounts receivable-related party was $6.2 million in the first quarter of 2008 compared to $5.9 million in the same period of 2007. Notes receivable and other receivable in total had a cash outflow of $4.0 million in the first quarter of 2008 compared to an outflow of $1.1 million in the same period of 2007. Increase in inventory and advances on inventory purchases resulted in a cash outflow of $37.7 million compared to $13.1 million in the same period of 2007.

Accounts payable, other payables, accrued liabilities, customer deposits and tax payable decreased by $1.9 million compared to $4.0 million in the same period of 2007.

Changes in these accounts have mainly resulted from the acquisitions of the Boutou Steel Pipe Joint Venture and Longmen Joint Venture.

Investing activities

Net cash used by investing activities was $27.3 million for the first quarter of 2008 compared to $0.5 million used in the same period of 2007. This increase in cash used in investing activities mainly resulted from a $28.0 million on equipment purchase.

Financing activities

Net cash provided by financing activities was $23.0 million for the first quarter of 2008 compared to $1.3 million in the same period of 2007. This was mainly attributable to a net cash inflow of $51.3 million on short term notes payable.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

Compliance with environmental laws and regulations

Longmen Joint Venture:

Since 2002, our joint venture partner, Long Steel Group, has invested RMB 580 million (approximately $76 million) in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste. In 2005 it received ISO 14001 certification for its overall environmental management system. Long Steel Group has received several awards from the Shaanxi provincial government for its increasing effort in environmental protection.

Long Steel Group has spent more than RMB 33 million (approximately $4.3 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. In the first quarter of 2008, new water consumption per ton of steel produced was 1.1 ton.

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

In 2005, Daqiuzhuang County ordered an environmental clean-up campaign and required harmful waste water discharge to be reduced. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge.

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

Off-balance sheet arrangements

There ware no off-balance sheet arrangements in the first quarter of 2008.

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

Fair value measurements

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect that the application of SFAS 161 will have on its consolidated financial statements.

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

The following tables summarize our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years		3-5 years
	Dollars amounts in thousands
Bank loans (1)	$128,027	$128,027	$		$
Notes payable	75,327	75,327
Deposits due to customers and sales representatives	63,618	63,618
Convertible notes ( Principal plus Interest )	54,000	1,200		4,800		48,000
Total	$320,972	$268,172		$4,800		$48,000

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2008 annual production capacity of 2 million tons of steel, a $1 change in the annual average price would change annual pre-tax profits by approximately $2 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture and Baotou Steel Pipe Joint Venture, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $237,000 decrease to income.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Baotou Steel Pipe JV and Longmen JV formed during the year ended December 31, 2007 increased the burden of employing adequate controls over financial reporting. We believe that the controls over financial reporting in place at the two acquired operations at the time of acquisition were and remained adequate. Management has reviewed these controls and believes that there was no condition with the internal control of General Steel Holdings, Inc. over financial reporting that materially affected, or was reasonably likely to materially affect, the internal control of General Steel Holdings, Inc.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None for the period covered by this report.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended March 31, 2008, approximately 53% of our sales were to five customers and these customers accounted for 39% of total account receivables. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by excess world supply, which has led to substantial price decreases during periods of economic weakness. Future economic downturns could decrease the demand for our products. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

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

Disruptions to our manufacturing processes could adversely affect our operations, customer service and financial results.

Steel manufacturing processes are dependent on critical steel-making equipment, such as furnaces, continuous casters, rolling mills and electrical equipment (such as transformers), and such equipment may incur downtime as a result of unanticipated malfunctions or other events, such as fires or furnace breakdowns. Although our manufacturing plants have not experienced plant shutdowns or periods of reduced production as a result of such equipment failures or other events, we may experience such problems in the future. To the extent that lost production as a result of such a disruption could not be recovered by unaffected facilities, such disruptions could have an adverse effect on our operations, customer service and financial results.

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

We have various financing facilities amounting to approximately US $205.9 million, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

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

There have been historical deficiencies with our internal controls which require further improvements, and we are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the PRC authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of any current or future PRC laws or regulations.

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

PRC State Administration of Foreign Exchange Regulations regarding offshore financing activities by PRC residents has undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy. A failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

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

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of March 31, 2008, the exchange rate of the RMB to the U.S. dollar was 7.01 yuan to 1 dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

In connection with this transaction, the Buyers and we entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the terms and conditions of the Registration Rights Agreement, we have agreed to register within 60 calendar days after closing shares of Common Stock issuable to the Buyers for resale on a Form S-1 Registration Statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. We shall register an amount of Common Stock for resale that equals at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights granted under the Registration Rights Agreement are subject to customary exceptions and qualifications and compliance with certain registration procedures.

We registered 3,590,822 shares of common stock underlying the Notes and Warrants to meet the amount restriction under Rule 415 of the Securities Act after a proportionate deduction of all selling shareholders’shares underlying the Notes and Warrants eligible for registration.

150,000 share issuance of common stock to Marriman Curhan Ford & Co. and Jian Ke

In associated with the Security Purchase Agreement we entered into on December 13, 2007, we issued 150,000 shares of common stock, on January 8, 2008, to Merriman Curhan Ford & Co. and Jian Ke for investment banking related services provided to us in the facilitation of this Security Purchase Agreement. The total cost of the stock issuance was $1,564,500. We based the market price for our common shares on the date they were granted.

76,600 share issuance of common stock as interim incentives to senior and mid-level management

On January 14, 2008, we issued to senior and mid-level management and directors 76,600 shares of our common stock as compensation. We valued the shares at the market price as of the date they were granted. We recorded $548,456 as compensation expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: May 15, 2008	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: May 15, 2008	By: /s/ John Chen
John Chen
Director and Chief Financial Officer