Form 10-Q
period 2008-06-30
GENERAL STEEL HOLDINGS INC
filed 2008-08-14
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, 35,686,033 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

A S S E T S

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$26,910,158	$43,713,346
Restricted cash	101,352,891	8,391,873
Accounts receivable, net of allowance for doubtful accounts of $276,101
and $148,224 as of June 30, 2008 and December 31, 2007, respectively	26,118,539	11,225,678
Accounts receivable - related parties	37,126,645	565,631
Notes receivable	18,895,361	4,216,678
Notes receivable - restricted	-	12,514,659
Short term loan receivable - related parties	-	1,233,900
Other receivables	3,776,407	1,280,853
Other receivables - related parties	520,264	1,913,448
Dividend receivable	627,042	-
Inventories	137,440,721	77,928,925
Advances on inventory purchases	53,566,234	58,170,474
Advances on inventory purchases - related parties	19,343,195	9,944,012
Prepaid expenses - current	1,499,850	1,059,866
Prepaid expenses related party - current	52,524	49,356
Deferred tax assets	860,140	399,751
Deferred notes issuance cost	5,108,617	3,564,546
	433,198,588	236,172,996

PLANT AND EQUIPMENT, net	400,720,970	218,263,367

OTHER ASSETS:
Advances on equipment purchases	95,834	742,061
Investment in unconsolidated subsidiaries	9,875,972	822,600
Prepaid expenses - non current	534,268	506,880
Prepaid expenses related party - non current	236,358	142,467
Intangible assets, net of accumulated amortization	24,883,346	21,756,709
Total other assets	35,625,778	23,970,717

Total assets	$869,545,336	$478,407,080

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable	$159,824,445	$102,241,708
Accounts payable - related parties	8,237,683	14,302,738
Short term loans - bank	85,565,694	93,019,608
Short term loans - others	72,383,213	19,156,070
Short term loans - related parties	7,309,590	7,317,027
Short term notes payable	155,708,387	15,163,260
Other payables	9,050,597	3,343,684
Other payable - related parties	967,165	2,126,383
Accrued liabilities	10,728,642	5,248,863
Customer deposits	137,476,284	37,872,698
Customer deposits - related parties	5,690,541	9,211,736
Deposits due to sales representatives	2,181,205	3,068,298
Taxes payable	32,288,459	27,576,240
Investment payable	7,003,200	6,580,800
Distribution payable to minority shareholder	2,381,458	2,820,803
Total current liabilities	696,796,563	349,049,916

NOTES PAYABLE, net of debt discount of $32,933,400	7,066,600	5,440,416

DERIVATIVE LIABILITIES	53,599,177	28,483,308

Total liabilities	757,462,340	382,973,640

MINORITY INTEREST	67,349,806	42,044,266

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding	3,093	3,093
Common Stock, $0.001 par value, 200,000,000 shares authorized, 34,948,765 and
34,634,765 shares issued and outstanding
as of June 30, 2008 and December 31, 2007, respectively	34,949	34,635
Paid-in-capital	26,192,979	23,429,153
Retained earnings	(44,539)	22,686,590
Statutory reserves	4,280,688	3,632,325
Contribution receivable	(959,700)	(959,700)
Accumulated other comprehensive income	15,225,720	4,563,078
Total shareholders' equity	44,733,190	53,389,174

Total liabilities and shareholders' equity	$869,545,336	$478,407,080

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$277,514,917	$121,254,744	$456,007,084	$158,862,715

REVENUES - RELATED PARTIES	109,514,019	-	222,587,851	-

TOTAL REVENUES	387,028,936	121,254,744	678,594,935	158,862,715

COST OF SALES	259,734,698	113,141,376	426,449,361	149,016,342

COST OF SALES - RELATED PARTIES	104,425,433	-	216,294,654	-

TOTAL COST OF SALES	364,160,131	113,141,376	642,744,015	149,016,342

GROSS PROFIT	22,868,805	8,113,368	35,850,920	9,846,373

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,503,221	2,844,411	16,036,042	3,474,611

INCOME FROM OPERATIONS	13,365,584	5,268,957	19,814,878	6,371,762

OTHER EXPENSE (INCOME), NET
Interest income	(877,099)	(57,810)	(1,457,417)	(89,465)
Interest/finance expense	6,289,868	1,756,992	12,276,375	2,397,850
Change in fair value of derivative liabilities	27,786,632	-	25,115,869	-
Other nonoperating (income) expense, net	(649,871)	(458,040)	(1,019,142)	(846,567)
Total other expense, net	32,549,530	1,241,142	34,915,685	1,461,818

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND MINORITY INTEREST	(19,183,946)	4,027,815	(15,100,807)	4,909,944

PROVISION FOR INCOME TAXES
Current	1,292,890	1,206,612	1,959,246	1,333,882
Deferred	(206,100)	-	(422,633)	-
Total provision for income taxes	1,086,790	1,206,612	1,536,613	1,333,882

NET INCOME (LOSS) BEFORE MINORITY INTEREST	(20,270,736)	2,821,203	(16,637,420)	3,576,062

LESS MINORITY INTEREST	4,000,490	927,902	5,445,346	1,207,896

NET INCOME (LOSS)	(24,271,226)	1,893,301	(22,082,766)	2,368,166

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	6,339,703	374,568	10,662,642	598,119

COMPREHENSIVE INCOME (LOSS)	$(17,931,523)	$2,267,869	$(11,420,124)	$2,966,285

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	34,928,576	31,444,665	34,883,740	31,444,665
Diluted	34,928,576	31,444,665	34,883,740	31,444,665

EARNING PER SHARE
Basic	$(0.695)	$0.060	$(0.633)	$0.075
Diluted	$(0.695)	$0.060	$(0.633)	$0.075

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred stock		Common stock			Retained earnings			Accumulated other
		Par		Par	Paid-in	Statutory		Subscriptions	comprehensive
	Shares	value	Shares	value	capital	reserves	Unrestricted	receivable	income	Totals

BALANCE, January 1, 2007	-	$-	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$-	$1,076,688	$14,060,493

Net income							2,368,166			2,368,166
Preferred stock issued for acquistion of minority interest ,
net of dividend distribution to Victory New	3,092,899	3,093			8,370,907		(2,188,203)			6,185,797
Common stock issued for conversion of
redeemable stock, $1.95/share			176,665	177	344,328					344,505
Common stock issued for service, $1.32/share			18,000	18	23,742					23,760
Foreign currency translation adjustments									598,119	598,119

BALANCE, June 30, 2007, unaudited	3,092,899	$3,093	31,444,665	$31,445	$15,610,335	$1,107,010	$5,154,150	$-	$1,674,807	$23,580,840

Net income							20,057,755			20,057,755
Adjustment to statutory reserve						2,525,315	(2,525,315)			-
Registered Capital to be received from
Baotou Steel by 05/21/09								(959,700)		(959,700)
Conversion of redeemable stock, $1.95			1,000,000	1,000	1,948,992					1,949,992
Conversion of warrants, $2.50			2,120,000	2,120	5,297,880					5,300,000
Common stock issued for compensation, $8.16			70,100	70	571,946					572,016
Foreign currency translation gain									2,888,271	2,888,271

BALANCE, December 31, 2007	3,092,899	$3,093	34,634,765	$34,635	$23,429,153	$3,632,325	$22,686,590	$(959,700)	$4,563,078	$53,389,174

Net loss							(22,082,766)			(22,082,766)
Adjustment to statutory reserve						648,363	(648,363)			-
Common stock issued for compensation, $7.16			76,600	77	548,379					548,456
Common stock issued for compensation, $10.43			150,000	150	1,564,350					1,564,500
Common stock issued for compensation, $6.66			87,400	87	581,997					582,084
Common stock transferred by CEO for compensation, $6.91					69,100					69,100
Foreign currency translation adjustments									10,662,642	10,662,642

BALANCE, June 30, 2008, unaudited	3,092,899	$3,093	34,948,765	$34,949	$26,192,979	$4,280,688	$(44,539)	$(959,700)	$15,225,720	$44,733,190

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,082,766)	$2,368,166
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Minority interest	5,445,346	1,207,896
Depreciation	8,868,941	1,979,184
Amortization	444,670	194,830
Loss on disposal of equipment	-	118,528
Stock issued for services and compensation	1,199,640	23,760
Interest expense accrued on mandatory redeemable stock	-	114,726
Amortization of deferred note issuance cost	20,429	-
Amortization of discount on convertible notes	1,626,184	-
Change in fair value of derivative instrument	25,115,869	-
Deferred tax assets	(422,633)	-
Changes in operating assets and liabilities
Accounts receivable	(13,657,403)	499,590
Accounts receivable - related parties	(21,068,625)	-
Notes receivable	(13,961,704)	(212,753)
Other receivables	(1,219,840)	(152,646)
Other receivables - related parties	1,471,397	(814,100)
Loan receivable	1,276,560	-
Inventories	(44,931,442)	(843,369)
Advances on inventory purchases	33,110,981	248,632
Advances on inventory purchases - related parties	(8,517,117)	(25,403,755)
Prepaid expense - current	(245,115)	(111,573)
Prepaid expense - non current	11,443	-
Prepaid expense - non current - related parties	(82,388)	-
Accounts payable	1,188,213	14,049,429
Accounts payable - related parties	1,440,412	-
Other payables	(2,250,089)	808,677
Other payable - related parties	(1,208,217)	(13,990,128)
Accrued liabilities	2,598,366	7,981,708
Dividends payable	(391,165)	-
Customer deposits	90,831,063	771,354
Customer deposits - related parties	(3,998,027)	7,247,099
Taxes payable	(4,147,173)	14,610,931
Net cash provided by operating activities	36,465,810	10,696,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	1,256,385	426,387
Increase in investment payable	-	6,226,080
Deposits due to sales representatives	(1,053,872)	(355,405)
Proceeds from short term investment	2,340,360	-
Advance on equipment purchases	674,550	(1,941,624)
Equipment purchases	(93,010,997)	(1,350,225)
Cash proceeds from sale of equipment	-	39,442
Intangible assets purchases	(186,623)	-
Payment to original shareholders	(7,092,000)	-
Net cash (used in) provided by investing activities	(97,072,197)	3,044,655

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(55,759,041)	(5,188,741)
Notes receivable- restricted	12,947,333	-
Borrowings on short term loans - bank	27,141,084	25,727,979
Payments on short term loans - bank	(41,610,454)	(30,165,358)
Borrowings on short term loans - related parties	7,106,184	25,942,000
Borrowings on short term loan - others	42,641,359	-
Payments on short term loans - others	(33,772,944)	-
Borrowings on short term notes payable	109,642,320	13,437,956
Payments on short term notes payable	(26,325,504)	(8,249,556)
Cash contribution received from minority shareholders	-	778,260
Net cash provided by financing activities	42,010,337	22,282,540

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,792,862	1,449,773

INCREASE (DECREASE) IN CASH	(16,803,188)	37,473,154

CASH, beginning of period	43,713,346	6,831,549

CASH, end of period	$26,910,158	$44,304,703

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 1 - Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment operates a portfolio of Chinese steel companies serving various industries. The Company presently has four production subsidiaries: Daqiuzhuang Metal, Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”), Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), and Maoming Hengda Steel Group Co., Ltd. The Company’s main products include rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

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
JUNE 30, 2008
(UNAUDITED)

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

On May 18, 2007, Daqiuzhuang Metal established Yangpu Shengtong Investment Co., Ltd. (“Yangpu Investment”) and injected registered capital totaling $13,030,000 (RMB110,000,000), into the investment. The total registered capital of Yangpu Investment is $14,333,000 (RMB111,000,000), and Daqiuzhuang Metal has a 99.1% ownership interest in Yangpu Investment. The rest of Yangpu Investment is indirectly owned by Zuosheng Yu, our Chairman and CEO.

Qiu Steel Investment Co., Ltd. (“Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest RMB148,000,000, or approximately $19,284,400, through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel Investment is $19,545,000 (RMB150,000,000). As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment making Qiu Steel Investment a subsidiary of Yangpu Investment and Daqiuzhuang Metal. The rest of Qiu Steel Investment is indirectly owned by Zuosheng Yu, our Chairman and CEO.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

On September 24, 2007, Longmen Joint Venture acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd., a PRC limited liability company (“EPID”) engaging in recycling steel production waste, for $2,380,000 (RMB18,080,930), and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., a PRC limited liability company (“Hualong”) engaging in producing fire retardant material for steel production, for $430,000 (RMB3,287,980). The parties agreed to make the effective date of the transaction July 1, 2007.

On January 14, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The joint venture contributed its land use right of 217,487 square meters (approximately 53 acres) with appraised value of approximately $4.1 million (RMB30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB22,744,419), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control. See more detail in Note 19 - Business combinations.

On June 25, 2008, the Company and Tianjin Qiu Steel Investment (“Qiu Steel Investment”) entered into an equity purchase agreement (the “Purchase Agreement”) with Maoming Hengda Steel Group Limited (the “Henggang”), in which the Company contributed $7.1 million (RMB 50 million) through its subsidiary, Qiu Steel, to Henggang original shareholders in exchange for 99% of the equity of Henggang. The acquisition was completed and became effective June 30, 2008. See Note 19 - Business combinations. Henggang is a steel products processor located in Maoming city, Guangdong province, in China’s southern coastal region. Production capacity at the facility is 1.8 million tons annually, with the majority of production focused on high-speed wire, an industrial steel product used in construction. The facility has been operating at approximately 10% of production capacity due to a redirection of corporate focus by the previous owners.

Note 2 - Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

		Percentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd	P.R.C.	100.0%
Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.	P.R.C.	80.0%
Yangpu Shengtong Investment Co., Ltd.	P.R.C.	99.1%
Qiu Steel Investment Co., Ltd.	P.R.C.	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.	P.R.C.	60.0%
Maoming Hengda Steel Group Co., Ltd.	P.R.C.	99.0%

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
JUNE 30, 2008
(UNAUDITED)

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on June 30, 2008 and December 31, 2007 amounted to $127,766,130 and $53,817,485, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, which represented approximately 33.7%, and 40.4% of the Company’s total sales for the three months ended June 30, 2008 and 2007, respectively, and approximately 42.1%, and 37% of the Company’s total sales for the six months ended June 30, 2008 and 2007, respectively. Five customers accounted for 58.7% and 0% of total accounts receivable as of June 30, 2008, and December 31, 2007, respectively.

The purchase of raw materials from five major suppliers represent approximately 29% and 69.6% of Company’s total purchase for the three months ended June 30, 2008 and 2007, respectively, and 44% and 76% of the Company’s total purchase for the six months ended June 30, 2008 and 2007. Five vendors accounted for 1.35% and 11% of total accounts payable as of June 30, 2008 and December 31, 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to $6,339,703 and $374,568 for the three months ended June 30, 2008 and 2007, respectively and $10,662,642 and $598,119 for the six months ended June 30, 2008 and December 31, 2007, respectively. The balance sheet amounts, with the exception of equity at June 30, 2008 and December 31, 2007 were translated at 6.85 RMB and 7.29 RMB to $1.00 USD, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2008 and 2007 were 7.05 RMB, and 7.71 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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
JUNE 30, 2008
(UNAUDITED)

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

The Company’s investment in unconsolidated subsidiaries amounted to $9,875,972 as of June 30, 2008. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed. The carrying value of the long term investments approximated the fair value as of June 30, 2008.

In 2007, the Company issued convertible notes in the aggregate principal amount of $40,000,000 and warrants to purchase 1,154,958 shares of common stock of the Company. Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market for each reporting period. As of June 30, 2008, the Company reevaluated the derivative liabilities using Cox Rubenstein Binomial Model, defined in SFAS 157 as level 3 inputs, and recorded the changes in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

As of June 30, 2008, the carrying value of the convertible notes amounted to $7,066,600. The Company determined the fair value of the convertible notes using the level three inputs to the Binomial Model and determined that the fair value amounted to approximately $54 million due to the increase in the Company’s common stock price.

	Carrying Value as of June 30, 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
Assets		Level 1	Level 2	Level 3

Long term investments	$9,875,972			$9,875,972

Liabilities

Derivative liabilities	$53,599,177			$53,599,177
Convertible notes payable	$7,066,600			$7,066,600

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

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $18,895,361 and $4,216,678 of notes receivable outstanding as of June 30, 2008 and December 31, 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Restricted notes receivable represents notes pledged as collateral for short term loans from banks. As of June 30, 2008 and December 31, 2007, restricted notes receivable amounted to $0 and $12,514,659, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses related to purchases of material and sales of finished goods for the three months ended June 30, 2008 and 2007 amounted to $919,220 and $352,753, respectively. Shipping and handling for the six months ended June 30, 2008 and 2007 amounted to $1,622,292 and $372,578, respectively.

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
Longmen Group contributed land use rights for a total amount of $19,823,885 to the Longmen Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052. Heng Gang has land use rights of $2,037,560 for 50 years and expire in 2054.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Long lived assets

Long lived assets, including plant, equipment and intangible assets are reviewed annually or more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

Investments in unconsolidated subsidiaries

Investee companies over which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, and other factors, such as representation on the investee's Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. In December 2007, the Company acquired 27% of ownership interest in Xian Delong Powder Engineering Materials Co., Ltd., through its 74.92% owned subsidiary, Environmental Protection Industry Development Co., Ltd., for $875,400. This investment is accounted for by the equity method.

The Company’s newly acquired subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. invested in several companies from 2004 to 2007; investments in these unconsolidated subsidiaries totaled $9,000,572 as of June 30, 2008. Since Tongxing does not have the ability to exercise control or significant influence over the investee companies, the investments have been recorded under the cost method.

Investees	Years invested	Amount invested	% owned
Shanxi Daxigou Mining Co.,Ltd	2004	$729,500	11
Shanxi Xinglong Thermoelectric Co.,Ltd	2004-2007	4,832,208	37.6
Shanxi Longgang Group Baoji roll-forming steel Co.,Ltd	2005	612,780	23.81
Shanxi Longgang Group Xian steel Co.,Ltd	2005	145,900	10
Shanxi Longgang Group Co.,Ltd	2003-2004	1,889,405	3.8
Huashan Metallurgical Equipment Co. Ltd.	2003	72,950	25
Hejin Liyuan Washing Coal Co.Ltd.	2006	218,850	38
Hancheng Jinma Coking Co.Ltd.	2006	498,979	40
Total		$9,000,572

Total investment in unconsolidated subsidiaries amounted to $9,875,972 and $822,600 as of June 30, 2008 and December 31, 2007, respectively.

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable to the vendor. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash. The total outstanding amounts of short-term notes payable were $155,708,387 and $15,163,260 as of June 30, 2008 and December 31, 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

The Company reports income taxes pursuant to SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Share-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R, “Accounting for Stock-Based Compensation,” and the conclusions reached by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of June 30, 2008 and December 31, 2007, minority interest amounted to $67,349,806 and $42,044,266, respectively.

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
JUNE 30, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 161 will have on its financial statements.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will triggered liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi).. The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

Note 3 - Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007

Accounts receivable	$63,521,285	$11,939,533
Less: allowance for doubtful accounts	276,101	148,224
Net accounts receivable	$63,245,184	$11,791,309

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Movement of allowance for doubtful accounts is as follows:

	June 30, 2008 (Unaudited)	December 31, 2007

Beginning balance	$148,224	$137,132
Charge to expense	-	751
Written-off	-	-
Addition from acquistion	118,373
Exchange rate effect	9,504	10,341
Ending balance	$276,101	$148,224

Note 4 - Inventory

Inventory consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Supplies	$2,004,737	$1,829,551
Raw materials	49,494,808	42,919,783
Work in process	-	82,439
Finished goods	85,941,176	33,097,152
Total	$137,440,721	$77,928,925

Raw materials consist primarily of iron ore and coke at Long Men Joint Venture, steel strip at Daqiuzhuang Metal and billet at Henggang. Work in process primarily consists of pig iron and other semi-finished products. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory. The Company reviews its inventory periodically for possible obsolete goods and to determine if any reserves are necessary for potential obsolescence. As of June 30, 2008 and December 31, 2007, the Company believes no reserves are necessary.

Note 5 - Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $72,909,429 and $68,114,486 as of June 30, 2008 and December 31, 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 6 - Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Buildings and improvements	$101,977,092	$71,265,004
Machinery	215,867,977	134,716,437
Transportation equipment	6,705,210	4,232,556
Other equipment	8,554,685	1,310,489
Construction in process	118,175,370	24,574,027
Totals	451,280,334	236,098,513
Less accumulated depreciation	(50,559,364)	(17,835,146)
Totals	$400,720,970	$218,263,367

Long Men JV is in the process of constructing two blast furnaces and a sintering system. All the costs related to the construction have been capitalized as construction in progress amounted to $116,520,168 as of June 30, 2008. The remaining balance in construction in progress is from Henggang.

Depreciation, including amounts in cost of sales, for the three months ended June 30, 2008 and 2007 amount to $4,369,068 and $1,417,475, respectively, and for the six months ended June 30, 2008 and 2007, amounted to $8,868,941 and $1,979,184, respectively.

Note 7 - Intangible assets

The Company’s intangible assets are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Land use right	$27,091,190	$23,629,059
Software	293,818	71,978
Accumulated Amortization	(2,501,662)	(1,944,328)
Total	$24,883,346	$21,756,709

Total amortization expense for the three months ended June 30, 2008 and 2007 amounted to $239,524 and $118,306, respectively, and for six months ended June 30, 2008 and 2007, amounted to $444,670 and $194,830, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 8 - Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The loans due to banks can be renewed with the banks. The Company had short term loans from related parties totaling $7,317,027 as of December 31, 2007, and $7,309,590 as of June 30, 2008.

The loans due to banks consisted of the following:

DAQIUZHUANG METAL
	June 30, 2008 (Unaudited)	December 31, 2007
Loan from China Bank, JingHai Branch, due
September 2008. Quarterly interest only payment at
7.29% per annum, secured by equipment	$1,021,300	$959,700

Loans from Agriculture Bank, DaQiuZhuang Branch, due
various dates from September 2008 to April 2009.
Quarterly interest only payments ranging from
8.424% to 8.964% per annum, guaranteed by an
unrelated third party and secured by equipment	10,954,172	10,293,468

Loan from Construction Bank of China, JinHai Branch, due
August 2008. Monthly interest only payment at 8.55%
per annum, guaranteed by an unrelated third party and secured by equipment	1,604,900	1,508,100

Loans from ShangHai PuFa Bank, due various dates from
July 2008 to March 2009. Quarterly interest only payments
ranging from 7.22% to 8.964% per annum, guaranteed
by an unrelated third party	4,377,000	4,113,000

Loan from China Merchants Bank, due
November 2008. Quarterly interest only payments
at floating interest rate,105% of People's Bank base rate
of 7.29% to 7.85%, guaranteed by an unrelated third party.	8,754,000	8,226,000

Loan from ShenZhen Development Bank, due
January 2009. Monthly interest only payment
at 7.47% per annum, secured by
inventory and guaranteed by CEO of the Company.	7,295,000	6,855,000

Total Daqiuzhuang Metal	$34,006,372	$31,955,268

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

LONG MEN JOINT VENTURE
	June 30, 2008 (Unaudited)	December 31, 2007

Loans from Construction Bank, due various dates from September to October 2008. Monthly interest only payments at 8.02% per annum, guaranteed by equipment.	$4,684,849	$20,633,550

Loans from Construction Bank, due various dates
from September to June 2009. Monthly interest
only payments at 8.20% per annum,
guaranteed by equipment .	4,960,600	-

Loans from Agriculture Bank, due various dates
in May 2008. Monthly interest only payments at 7.12%
guaranteed by Bankers’ Acceptance Bill.	-	3,989,610

Loans from Bank of China, HanCheng Branch, due
July 2008. Quarterly interest payments 6.90% per annum, guaranteed by a related third party.	5,836,000	9,597,000

Loans from Credit Cooperatives, due various dates
from July 2008 to February 2009. Monthly interest
payments by 11.02% per annum, guaranteed
by a subsidiary.	2,918,000	2,742,000

Loans from HuaXia Bank, due in November 2008.
Monthly interest payment at 8.74% per annum,
guaranteed by equipment.	5,836,000	13,819,680

Loan from Communication Bank, due October 2008, Quarterly
interest only payments, annual interest rate of 8.02%,
guaranteed by equipment.	3,647,500	3,427,500

Loan from China Merchants Bank, due September 2008,
Monthly interest payments, annual interest rate of 9.13%,
guaranteed by a related third party and secured by land use rights and buildings.	7,295,000	6,855,000

Loan from China Minsheng Bank, due February 2009, Quarterly interest payments, annual interest rate of 7.47%, guaranteed by a related third party and secured by equipment.	14,590,000	-

Total Longmen Joint Venture	$49,767,949	$61,064,340

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

BAOTOU STEEL PIPE JOINT VENTURE
	June 30, 2008 (Unaudited)	December 31, 2007
Loan from China Merchants Bank Co., Ltd., due April 2009, Monthly interest payments, annual interest rate of 12%, Guaranteed by a related party and secured by Equipments.	332,373	-

Total Baotou Steel Pipe Joint Venture	$332,373	$-

MAOMING HENGDA STEEL GROUP CO., LTD.
	June 30, 2008 (Unaudited)	December 31, 2007

Maoming Hengda Steel Group Co., Ltd.
Loan from China Merchants Bank, due September, 2009. Months interest payments, annual interest rate of 7.47%, guaranteed by related parties.	1,459,000	-

Total Maoming Hengda Steel Group Co., Ltd.	1,459,000	-

Grand totals	$85,565,694	$93,019,608

The Company had various loans from unrelated companies and individuals. The balances amounted to $72,383,213 and $19,156,070 as of June 30, 2008 and December 31, 2007, respectively. Out of the $72,383,213 current period balance, $32,135,464 carries no interest, and the remaining $40,247,749 carries annual interest rates ranging from 8% to 12%. All prior year balances of $19,156,070 are subject to interest rates ranging from 8% to 12%. All short term loans from unrelated companies and individuals are unsecured loans.

The Company borrowed short term loan from two of its related parties, Tianjin Da Zhan and Tianjin Heng yin amounting $3,924,710 and $3,384,880 to fund the Heng Gang acquisition. The loan carries 10% annual interest, and the interest starts accrual on July 1, 2008.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company had the following short term notes payable:

DAQIUZHUANG METAL
	June 30, 2008	December 31,
	(Unaudited)	2007
China Bank, Jing Hai Branch, due March 2008,
restricted cash required of 50% of loan amount,
guaranteed by the Company	$-	$1,588,040

Agricultural Bank of China, various amounts, due April 2009, restricted cash required of 60% of loan amount,
guaranteed by Buildings and improvements.	1,750,800	1,232,100

ShangHai PuFa Bank, various amounts,
due October 2008,
restricted cash required of 50% of loan balance,
guaranteed by an unrelated third party	5,836,000	5,488,120
Total Daqiuzhuang Metal	$7,586,800	$8,308,260

LONGMEN JOINT VENTURE

Agricultural Bank of China, various amounts, due dates ranging between August to December 2008, restricted cash required of 100% of loan amount.	12,401,500	-

China Bank, various amounts, due dates ranging between July to October,2008, restricted cash required of 100% of loan amount.	2,188,500	-

Credit Cooperatives, due August 2008, restricted cash required of 100% of loan amount.	1,459,000	-

ShangHai Pudong Development Bank, various amounts,
due dates ranging between September to October 2008,
restricted cash required of 60% of loan amount,
guaranteed by a related third party and equipment.	29,180,000	6,855,000

China Minsheng Bank, various amounts, due in September 2008, restricted cash required of 50% of loan amount, guaranteed by equipment and related third parties.	29,180,000	-

China Minsheng Bank, due dates in August 2008, cash restricted required of 100% of loan amount.	7,295,000	-

Industrial Bank, due dates in October 2008, restricted cash required of 100% of loan amount.	2,918,000	-

Bank of communication, due dates in July 2008,
restricted cash required of 40% of loan amount.
guaranteed by equipment	5,690,100	-

China Zheshang Bank Co., Ltd, due dates in December 2008,
restricted cash required of 100% of loan amount.	8,316,300	-

Huaxia Bank, due dates in April 2008,
restricted cash required of 50% of loan amount.
guaranteed by equipment.	2,918,000	-

Total Longmen Joint Venture	101,546,400	6,855,000

Maoming Hengda Steel Group Co., Ltd.
China Merchants Bank, due dates in July 2008, restricted cash required of 100% of loan amount.	5,398,300	-

China Merchants Bank, due dates in July 2008, restricted cash required of 100% of loan amount. guaranteed by Buildings and improvements.	20,148,790	-

ShangHai Pudong Development Bank, due dates in July 2008,restricted cash required of 100% of loan amount.	10,459,101	-

ShangHai Pudong Development Bank,due dates ranging between August to September 2008, restricted cash required of 30% of loan amount. guaranteed by Buildings and improvements.	10,568,996	-

Total Maoming Hengda Steel Group Co., Ltd.	46,575,187	-

Grand totals	$155,708,387	$15,163,260

Total interest expense for the three months ended June 30, 2008 and 2007 for the debt listed above amounted to $5,710,308 and $1,716,984, respectively; and for the six months ended June 30, 2008 and 2007, interest expense amounted to $8,583,173 and $2,340,139, respectively.

Capitalized interest amounted to $2,775,391 and $0 for the six months ended June 30, 2008 and 2007, respectively, and $1,963,886 and $0 for the three months ended June 30, 2008 and 2007, respectively.

Note 9 - Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2008 and December 31, 2007, customer deposits amounted to $143,166,825 and $47,084,434, including related parties deposits $5,690,541, and $9,211,736, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 10 - Deposits due to sales representatives

Daqiuzhuang Metal and one of Longmen Joint Venture’s subsidiaries, Yuxin Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $ 2,181,205 and $3,068,298 in deposits due to sales representatives outstanding as of June 30, 2008 and December 31, 2007, respectively.

Note 11 - Investment payable

In June 2007, Yangpu Investment and the former shareholders of Qiu Steel Investment entered into an agreement. Pursuant to this agreement, Yangpu Investment received 98.7% of the total equity of Qiu Steel Investment for $19,284,400 (RMB148,000,000). As of June 30, 2008, Yangpu Investment had payables of $7,003,200 (RMB48,000,000).

Note 12 - Distribution payable to minority shareholder

Distribution payable represents dividends owed to the minority owners of EPID and Hualong for retained earnings prior to the acquisition date. As of June 30, 2008 and December 31, 2007, Distribution payable amounted to $2,381,458 and $2,820,803, respectively.

Note 13 - Convertible notes

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”) issuing $40,000,000 (“Notes”) and 1,154,958 warrants (the “Warrants”). The warrants can be converted to common stock for 5 years through May 13, 2013 for $13.51 per share.

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
JUNE 30, 2008
(UNAUDITED)

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

The fair value of conversion option and the warrants were calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility of 105%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 2.46%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

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

On June 30, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and increased by $25,115,869 during the period, including $6,696,275 for the increase in fair value of the warrants and $18,419,594 for the increase in fair value of the conversion option. The increase was recorded as a loss and included in other expense.

As of June 30, 2008, the balance of derivative liabilities was $53,599,177, which consisted of $14,334,736 for the warrants and $39,264,441 for the conversion option, and the carrying value of the notes was $7,066,600. The effective interest charges on notes totaled $928,556 for the three months ended June 30, 2008, $1,732,851 for the six months ended June 30, 2008. As of June 30, 2008, the unamortized financing cost was $5,108,617, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. Deferred issuance cost was amortized to interest expense using the effective interest method at $11,535 and $20,429 for the three months and six months ended June 30, 2008, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

Note 15 - Supplemental disclosure of cash flow information

Interest paid amounted to $8,687,340 and $2,026,318 for the six months ended June 30, 2008 and 2007, respectively, and $5,648,992 and $1,503,011 for the three months ended June 30, 2008 and 2007, respectively.

Income tax payments amounted to $ 5,713,515 and $0 for the six months ended June 30, 2008 and 2007, respectively, and $4,608,462 and $0 for the three months ended June 30, 2008 and 2007, respectively.

On March 1, 2007, 176,665 shares of redeemable stock were converted at $1.95 resulting in a reclassification of the shares from liabilities to equity.

On January 14, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500.

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the market price on the grant date. The Company recorded compensation expense of $548,456 for the six months ended June 30, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

On April 14, 2008, the Company, Mr. Zuo Sheng Yu (CEO of the Company) and Mr. Zhang Dan Li (CEO of Long Men Joint Venture) entered into a compensation agreement in which Mr. Zuo Sheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $69,100 of compensation expense and additional paid in capital has been recorded for the three and six months ended June 30, 2008.

On April 15, 2008, the Company granted senior management and directors 87,400 shares of common stock at $6.66 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $582,084 for the six months ended June 30, 2008.

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

Significant components of the provision for income taxes on earnings from operation for three months ended June 30, 2008 and 2007 are as follows:

	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Current	$1,292,890	$1,206,612
Deferred	(206,100)	-
Total provision for income taxes	$1,086,790	$1,206,612

Significant components of the provision for income taxes on earnings from operation for six months ended June 30, 2008 and 2007 are as follows:

	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Current	$1,959,246	$1,333,882
Deferred	(422,633)	-
Total provision for income taxes	$1,536,613	$1,333,882

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The principal component of the deferred income tax assets is as follows:

	June 30, 2008 (Unaudited)	December 31, 2007

Net operating loss carry-forward	$3,440,560	$1,599,004
Effective tax rate	25.00%	25.00%
Deferred tax asset	$860,140	$399,751

The entire deferred tax asset is from net operating loss generated by one of the Company’s operating entity, Xi’an Rolling Mill. According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00%)	(34.00%)
China income taxes	25.00%	33.00%
Tax effect of income not taxable for tax purpose	(4.03%)	(6.00%)
Effect of different tax rate of subsidiaries operating in other jurisdictions	(10.32%)	-
Total provision for income taxes	10.65%	27.00%

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is accrued at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia, is subject to an income tax at an effective rate of 25%.

Maoming Heng Gang Joint Venture is located in Guangdong province, is subject to an income tax at an effective rate of 25%.

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

VAT on sales and VAT on purchases amounted to $173,244,315 and $135,853,629 for the six months ended June 30, 2008, $31,034,128 and $17,890,459 for the six months ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $102,270,716 and $69,994,430 for the three months ended June 30, 2008, $25,203,377 and $12,315,972 for the three months ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
VAT taxes payable	$26,177,131	$20,320,241
Income taxes payable	3,716,398	5,112,876
Misc taxes	2,394,930	2,143,123
Totals	$32,288,459	$27,576,240

Note 17 - Earnings per share

The calculation of earnings per share is as follows:
	Three months ended June 30		Six months ended June 30,
	2008	2007	2008	2007
Income (Loss) attributable to holders of common shares	$(24,271,226)	$1,893,301	$(22,082,766)	$2,368,166
Basic weighted average number of common shares outstanding	34,928,576	31,444,665	34,883,740	31,444,665
Diluted weighted average number of common shares outstanding	34,928,576	31,444,665	34,883,740	31,444,665

Net income (Loss)per share
Basic	$(0.70)	$0.06	$(0.63)	$0.08
Diluted	$(0.70)	$0.06	$(0.63)	$0.08

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

As described in Note 1, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock to purchase 30% minority ownership of Daqiuzhuang Metal. The preferred stock can not be converted to common stock. Thus, the 3,092,899 shares of Series A Preferred Stock have been excluded from the earnings per share calculation.

For the three and six months ended June 30, 2008, warrants and convertible notes were excluded from the diluted loss per share due to anti-diluted effect.

For the three and six months ended June 30, 2007, the Company has 1,176,665 shares of mandatory redeemable shares which are excluded from the calculation of basic and diluted EPS pursuant to SFAS,128. All outstanding warrants issued in connection with the redeemable shares were excluded from the diluted earnings per share calculation as they are anti-dilutive

Note 18 - Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company.
Total rental income for the six months ended June 30, 2008 and 2007 was $851,040 and $778,260.

The Company’s short term loan of $7,295,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Yu Zuo Sheng (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Yu Zuo Sheng (aka Henry Yu). Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

For the six months ended June 30, 2008 and 2007, through Dazhan and Hengying, the Company purchased total of $54,350,613 and $41,633,447 of material from these entities, and sold $15,733,297 and $2,184,797 of finished products to these entities, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Longmen Joint Venture did not obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Long Men Group. In addition to the VAT status issue, the Longmen Joint Venture also made sales through Long Men Group for outstanding sales contracts signed before June 2007. Also some sales through Long Men Group were made due to the established market share and its long term relationship with the customers. All the sales proceeds and purchase payments were recorded as receivables from or payables to Long Men Group. Total related party sales amounted to $222,587,851 for the six months ended June 30, 2008. Total related party purchase of goods amounted to $180,617,636 for the six months ended June 30, 2008.

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the six months ended June 30, 2008 and the year ended December 31, 2007:

a.	Accounts receivable -related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
Long Men Group	37,110,341	-
Baogang Jian An	16,304	-
Tianjin Jin Qiu Steel Market	-	565,631
Total	$37,126,645	$565,631

b.	Other receivables - related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
Beijing Wendlar	$332,506	$1,033,713
Yang Pu Capital Automobile	-	616,950
De Long Fen Ti	41,858	137,100
Tianjin Jin Qiu Steel Market	145,900	48,830
Yang Pu Sheng Xin	-	74,113
Yang Pu Sheng Hua	-	2,742
	$520,264	$1,913,448

c.	Advances on inventory purchases - related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
Hengying	$-	$8,014,211
Dazhan	11,124,977	1,929,801
Liyuan Ximei	1,660,926	-
Long Men Group	6,557,292	-
	$19,343,195	$9,944,012

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

d.	Prepaid expenses - related parties

The Company prepaid rental fee for employee dormitory to a related party, Beijing Wendlar, a company controlled by Mr. Yu Zuo Sheng (aka Henry Yu). As of June 30, 2008, the Company had a balance of the prepayment of $288,882, in which $52,524 was current and $236,358 was classified as non current.

e.	Accounts payable due to related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
Long Men Group	$-	$7,954,189
Dazhan	21,909	4,249,395
Tianjin Jin Qiu Steel Market	30,993
Henan Xinmi Kanghua	1,295,291	356,567
Zhengzhou Shenglong	265,357	269,917
Baotou Shengda Steel Pipe	-	1,472,670
ShanXi Fangxin	2,350,401	-
Baotou Shengda Steel Pipe	1,583,215	-
Jin Ma Coking Company	2,690,517	-
	$8,237,683	$14,302,738

f.	Short term loan due to related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
HanCheng TongXing	$-	$7,317,027
Dazhan	3,924,710	-
Hengying	3,384,880	-
	7,309,590	7,317,027

g.	Other payables due to related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
Beijing Wandler	$-	$34,275
Tianjin Jin Qiu Steel Market	-	1,487,600
Hengying	913,691	563,816
Baotou Shengda Steel Pipe	34,507	31,095
Baogang Jian An	18,967	9,597
	$967,165	$2,126,383

h.	Customer deposits - related parties

Name of related parties	June 30, 2008 (Unaudited)	December 31, 2007
Hengying	$5,690,541	$6,855,000
Haiyan	-	2,356,736
	$5,690,541	$9,211,736

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
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
JUNE 30, 2008
(UNAUDITED)

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
JUNE 30, 2008
(UNAUDITED)
Hualong	Fair Value	Assumed by Longmen Joint Venture (36%)
Current assets	$3,905,068	$1,405,824
Property, plant, and equipment	1,653,693	595,330
Total assets	5,558,761	2,001,154
Total liabilities	4,357,736	1,568,785
Net assets	$1,201,025	$432,369

On January 14, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of 217,487 square meters (approximately 53 acres) with an the appraised value of approximately $4.1 million (RMB30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB22,744,419), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control.

Tongxing	Fair Value	Assumed by Longmen Joint Venture (22.76%)
Current assets	$55,504,572	$12,632,840
Non current assets	8,088,884	1,841,030
Total assets	63,593,456	14,473,870
Total liabilities	50,782,229	11,558,035
Net assets	$12,811,227	$2,915,835

d. Pro Forma

The following unaudited pro forma condensed income statements for the years ended June 30, 2007 was prepared under generally accepted accounting principles as if the Longmen Joint Venture transactions had occurred on January 1, 2007. The pro forma information may not be indicative of the results that would have occurred if the acquisition had been in effect from and on the dates indicated or which may be obtained in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
Pro Forma Condensed Income Statements:

For the six months ended June 30, 2007
(In Million $)
Sales	$482.49
Cost of sales	430.34
Gross Profit	52.15
SG&A expenses	18.59
Other expense	13.23
Income before income tax and minority interest	20.33
Income tax	3.30
Net income before minority interest	17.03
Minority interest	0.99
Net income	$16.04

e, Acquisition of Hengda Steel Group

On June 25, 2008, The Company through Qiu Steel Investment entered into equity purchase agreement with the shareholders of Henggang to acquire 99% equity of Henggang. The total purchase price for the acquisition is $7.3 million (RMB 50 million). The fair value of Henggang was $10.1 million (RMB 69 million) as of June 30, 2008. Pursuant to SFAS 141, Business Combinations, the excess of total fair value acquired over purchase price should be allocated as a pro rata reduction of non-current assets. Subsequently, the Company recorded the difference as a reduction of fixed assets acquired.

The joint venture’s name is Maoming Heng Da Steel Group Co. Ltd., a company formed under the laws of the PRC. It is located in Maoming city, Guangdong province in China. It produces and sells high speed wire.

Henggang	Fair Value	Assumed by The Company
Current assets	$45,314,444	$44,861,300
Non current assets	81,780,107	78,290,811
Total assets	127,094,551	123,152,111
Total liabilities	117,027,385	115,857,111
Net assets	$10,067,166	$7,295,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The financial data of Hanggang as of June 30, 2008 is included in the Company’s consolidated financial statements.

Note 20 - Shareholder’s equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc. (also known as RedChip Companies, Inc.) 18,000 shares of common stock in the amount of $23,742 as a portion of its compensation for investor relations services rendered. Those shares were valued at the market price at the date of the agreement.

In 2007, as discussed in Note 13, 1,176,665 shares of redeemable stock were converted at $1.95 resulting reclassification from liabilities to equity.

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

On January 14, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500. The shares price is determined as the market price on the date granted.

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $548,456 for the six months ended June 30, 2008.

On April 14, 2008, the Company, Mr. Zuo Sheng Yu (CEO of the Company) and Mr. Zhang Dan Li (CEO of Long Men Joint Venture) entered into a compensation agreement in which Mr. Zuo Sheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $69,100 of compensation expense and additional paid in capital has been recorded for the three and six months ended June 30, 2008.

On April 15, 2008, the Company granted senior management and directors 87,400 shares of common stock at $6.66 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $582,084 for the six months ended June 30, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Warrants:
As discussed in Note 13 and 14, the Company has the following warrants outstanding:

Outstanding as of January 1, 2007	2,353,334
Granted	-
Forfeited	-
Exercised	-

Outstanding as of June 30, 2007	2,353,334

Granted	1,154,958
Forfeited	-

Exercised	(2,120,000)

Outstanding as of December 31, 2007	1,388,292
Granted	-
Forfeited	-
Exercised

Outstanding as of June 30, 2008	1,388,292

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5.00	233,334	0.17	$5.00	233,334	0.17
$13.51	1,154,958	4.87	$13.51	1,154,958	4.87
Total	1,388,292	4.08		1,388,292	4.08

Note 21 - Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly salary. Employees are required to contribute 7% of their salary to the plan. Total pension expense incurred by the Company amounted to $1,331,057 and $ 266,509 for the six months ended June 30, 2008 and 2007.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 22 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2008 and 2007, the Company transferred $648,363 and $0 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 23 - Commitment and contingencies

The Company is obligated to contribute $5,130,000 (RMB40,000,000), as registered capital to Baotou Steel Pipe Joint Venture. The Company contributed approximately $1,734,200 through December 31, 2007, and the balance will be contributed in 2008, from the operating cash flow of Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200.
Total rental expense for the six months ended June 30, 2008 and 2007 amounted to 25,531 and $22,348.

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

As of June 30, 2008, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
2008	424,909
Thereafter	$-

Total rental expense of the land use right for the six months ended June 30, 2008 and 2007, amounted to $11,443 and $10,464, respectively, and total rental expense amounted to $5,805 and $5,260 for the three months ended June 30, 2008 and 2007, respectively.

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

Company Overview

General Steel Holdings, Inc. (“General Steel”), headquartered in Beijing China, operates a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products including: reinforced bars (rebar), hot-rolled carbon and silicon sheets, spiral-weld pipes and high-speed wire. Our aggregate production capacity of steel products is 4.8 million tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are an overall driver for all our products.

Our vision is to become one of the largest non-government owned steel companies in China.

Our mission is to acquire Chinese steel companies and increase their profitability and efficiencies with the infusion of applied western management practices, advanced production technologies and capital resources.

Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy and consummated controlling interest positions in three joint ventures. We are actively pursuing a plan to acquire additional assets.

We presently have controlling interest in four steel subsidiary companies:

• Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal);

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (Baotou Steel Pipe Joint Venture);
• Shaanxi Longmen Iron and Steel Co., Ltd. (Longmen Joint Venture).
• Maoming Hengda Steel Group Limited (Maoming)

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

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process and cut coil segments into steel sheets. The sheet sizes are approximately 2,000 mm (length) x 1,000 mm (width) x 0.75 to 2.0 mm (thickness). Limited size adjustments can be made to meet order requirements. Products sell under the registered “Qiu Steel” brand name.

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”)

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Amended and Restated Joint Venture Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”). Baotou Steel is required to contribute RMB 10,000,000, or approximately $1,270,000 taking a 20% ownership interest in the Baotou Steel Pipe Joint Venture. Daqiuzhuang Metal is required to contribute RMB 40,000,000, or approximately $5,130,000 taking an 80% ownership interest in the Baotou Steel Pipe Joint Venture.

We have invested $1.56 million cash into this joint venture with the rest of the required registered capital to be invested within two years. The remainder of the investment will come from the operating cash flow from Daqiuzhuang Metal.

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

Longmen Joint Venture employs approximately 6,000 full-time and 2,000 part-time workers.

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

We are currently building 2 new blast furnaces and supporting facilities. The new blast furnaces each will have a volume of 1,280 cubic meters. Upon completion the blast furnaces will double our pig iron producing capacity from 2 million tons to 4 million tons annually. This will allow our crude steel production to increase from 2.5 million tons to 4 million tons annually. We anticipate the new furnaces will be online in the fourth quarter of this year.

In addition to increased output, the new blast furnaces will create greater production efficiencies through reduced input costs and energy savings

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its size, weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is 6 - 8 million tons. Slightly more than half of the province demand radiates from Xi’an, the province capital, located 180 km from the Longmen Joint Venture main site. We estimate in Xi’an we have a 72% market share.

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

On September 24, 2007, Longmen Joint Venture acquired controlling interest in two subsidiaries of Long Steel Group: Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. and Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd.

The Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire its 74.92% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“EPID”). The Joint Venture paid $2.4 million (RMB 18,080,930) in exchange for the ownership interest. The facility utilizes solid waste generated from the steel making process to produce products such as construction materials, building blocks, and landscape tiles, curb tops, ornamental tiles, etc.

At the same time, the Longmen Joint Venture also entered into a second equity agreement with the Long Steel Group to acquire its 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). The Joint Venture paid $430,000 (RMB 3,287,980) in exchange for the ownership interest. The Joint Venture is the largest shareholder in the company. The facility produces fire-retardant materials used in various processes in the production of steel.

On January 11, 2008, Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of 217,487 square meters (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB 30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 22,744,419), providing the Joint Venture a stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. Tongxing has two core operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 250,000 tons. Its rebar processing facility has an annualized rolling capacity of 300,000 tons.

• Maoming Hengda Steel Group Limited (Maoming)

On June 25, 2008, through our subsidiary Qiu Steel Investment, we acquired 99% of Maoming Hengda Steel Group, Limited (“Maoming”) for RMB 50 million (approximately USD 7.3 million). Maoming’s core business is the production of high-speed wire and rebar, products used in the construction industry. Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province, the facility has two production lines capable of producing 1.8 million tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar each year. The products are sold through 9 distributors targeting customers in Guangxi province and the western region of Guangdong province.

We paid $7.3 million (RMB 50 million) for the facility. The facility had been operating at approximately 10% of capacity due to, we believe, a redirected corporate focus of the previous owners.

Operating Information Summary by Subsidiaries

	Daqiuzhuang Metal	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming

Annual Production Capacity (ton)	400,000	100,000	2.5 million	1.8 million

Main Products	Carbon/Silicon Sheet	Spiral-weld pipe	Rebar	High-speed wire

Main Application	Light Agricultural Vehicles	Energy transport	Infrastructure and Construction	Infrastructure and Construction

Stock listing

We obtained listing approval from American Stock Exchange (the “AMEX”) on September 28, 2007. The stock officially started to trade on AMEX on October 3, 2007 under the ticker symbol “GSI”. On March 6, 2008, we migrated from the AMEX to the NYSE Arca and officially started to trade under the same ticker symbol “GSI”.

On July 25, 2008 we received authorization to list our common stock on the NYSE. On August 8, 2008, we officially migrated from the NYSE Arca to the NYSE and officially started to trade under the same ticker symbol “GSI”.

Factors affecting our operating results

Demand for our products

Overall, domestic economic growth is an important demand driver for our products. According to estimates by various international sources, China’s economy will grow by approximately 10% in 2008. Industry demand drivers for our products include construction and infrastructure growth, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 11th Five-Year National Economic and Social Development Plan (the “NESDP”)(2006-2010), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi, the province where Longmen Joint Venture is located, has been designated as the bridgehead for development into the western region, and Xi’an, the provincial capital, has been designated as the focal point for this development. Our Longmen Joint Venture is 180 km from Xi’an and does not have another major competitor within a 250 km radius. According to a Shaanxi provincial government report issued on January 16, 2008, there are 150 construction and infrastructure projects scheduled to begin in the province in 2008. Major projects include six new highways, one new airport, the expansion of the Xi’an airport, a new ring subway system and three new dams. We see strong demand for our products driven by these and many other construction and infrastructure projects. We believe that there will be sustained regional demand for several years ahead as the government continues to strengthen its western region development efforts.

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

At Baotou Steel Pipe Joint Venture, the need to transport oil and steam drives demand for spiral-weld steel pipe. The West-East pipeline that will bring oil and natural gas from the Xinjiang Uyghur Autonomous Region to large eastern coastal cities will be the largest single demand driver for our pipes. This pipeline starts in China’s far western Xinjiang Uyghur Autonomous Region and stretches 4000 km through ten regions, provinces and municipalities before it ends in Zhejiang province. Construction on the pipeline commenced in the first quarter of 2008. Lesser demand is fueled by smaller pipeline projects and municipal energy infrastructure projects.

At Maoming, infrastructure growth and business development are demand drivers for our construction steel products. Guangdong province serves as an export hub to Southeast Asia and abroad for many products produced in China, and is one of China’s most economically advanced provinces. According to a National Development and Reform Commission Industrial Update issued June 23, 2008 projected annual demand for steel products in Guangdong will reach 50 million tons by the end of 2010. On June 3, 2008, the Guangdong provincial government announced plans within the Bei Shan Ling Port District, the area in which our facility is located, to build 76 new shipping terminals with an aggregate throughput of 350million tons annually. These construction projects and other infrastructure projects in the region will be demand drivers for our products.

Supply of raw materials

Iron-ore
Our primary raw materials consist of iron-ore, coke and hot-rolled steel coil. Longmen Joint Venture uses iron-ore and coke as its main raw material; Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw material. Iron-ore is the main raw material used to produce hot-rolled steel coil. As a result, the price of iron-ore and coke are the primary raw material cost driver for our products.

Longmen Joint Venture produces 2.5 million tons of our aggregate 4.8 million ton annual production. At Longmen Joint Venture, approximately 90% of the production costs are attributable to the purchase of raw materials, with iron-ore being the largest component of the purchase.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron-ore will have to be filled by imports. At our Longmen Joint Venture, we purchase iron-ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by our joint venture partner), domestic sources and from imports. The Daxigou mine has 300 million tons of proven iron-ore reserves, of which only less than one million tons have been excavated. According to the terms of our Joint Venture agreement with the strategic partner, we have first rights of refusal for sales and development from this mine.

We currently source approximately 15% of our iron-ore from the Mulonggou and Daxigou mines, 70%-75% from domestic mines and only 10-15% of our iron-ore from imports. The iron-ore from the Mulonggou and Daxigou mines is below the market price as a part of the Longmen Joint Venture agreement. In 2008, we aim to increase the percentage of iron-ore sourced from Mulonggou and Daxigou mines from approximately 15% to 30%. We anticipate this will increase our gross margin. We believe gaining greater direct control over our key raw material supply is important for margin and secured source protection.

International iron-ore contract price went up 65% in the middle of the first quarter of this year. This international contract rate is available only to large-scale purchasers, of which we are not yet one. Our Longmen facility pays spot price for iron ore which went up by approximately 10% in the second quarter of this year. The increase also put some pressure on our gross margin. While we are the largest integrated producer of steel in the region and have a greater ability than non-integrated producers to pass higher production cost on to our customers, there exists a lag time between the time when the production cost goes up and the time when the selling price can be raised to cover the cost. This is the reason we were unable to immediately pass the costs on. The selling price has already caught up in the second quarter.

Coke
After iron-ore, coke is our second most largely consumed raw material. It takes approximately 550 kg to 600 kg of coke to make 1 ton of pig-iron. Throughout China, the price of coke has risen sharply since the beginning of the year, due largely to increasing energy demands and the government’s closure of many small coal mines. The chart below shows the development of our coke prices in the first half of 2008.

Our Longmen facility has the benefit of being located in the center of China’s coal belt. All coke used at Longmen Joint Venture is sourced locally from the town of Hancheng, the town where Longmen Joint Venture is located. This strategic location in the center of China’s coal belt ensures dependable supply and minimum transportation costs for this key raw material.

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

Environmental controls for the Olympic Games

This summer, Beijing is hosting the Olympic and Paralympic Games. In an effort to improve the air quality in and around Beijing, Interfax China reported that Hebei Development and Reform Commission planned to suspend production at 42 polluting enterprises in the province, including small scale steel mills. The closure period would be between July 17 and September 20, 2008. The enterprises are scattered through seven cities surrounding Beijing: Shijiazhuang, Chengde, Zhangjiakou, Qinhuangdao, Tangshan, Langfang and Baoding. Our facilities are not included in this list. Based on currently available information, we have not experienced any disruption in production capabilities at any of our facilities.

Sichuan Earthquake

On May 12, 2008, a 7.8 magnitude earthquake hit Sichuan province causing large scale destruction and personal injury. Fortunately, none of our operating facilities were physically damaged by this earthquake. We have not experienced any significant impact on our sales and procurement plans caused by this event. As recovery in Sichuan province continues and moves into phases of rebuilding and reconstruction, we will monitor closely the market conditions to be alert to emerging opportunities for sales.

Operating Results

We purchased Maoming on June 25, 2008, with only four business days remaining in the second quarter. There is no impact from Maoming on our Income Statement for this period.

Sales Revenue

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Overall, net sales for the three months ended June 30, 2008 were approximately $387 million compared to $121.3 million in the same period of 2007, an increase of 219%. The increase in net sales is mostly attributed to our Longmen Joint Venture which started its operations on June 1, 2007. The second quarter of 2008 reflects a full three months of operations whereas the second quarter results for 2007 reflect only one month of Longmen Joint Venture operations.

At Daqiuzhuang Metal, shipments for the three months ended June 30, 2008 decreased 32% to 66,148 tons from 97,381 tons in the same period of 2007, due to the change in product mix. In the three months of 2008, we shifted our product mix to include more silicon sheets and thinner hot rolled carbon sheets which have a longer processing time than other carbon sheets. The average selling price per ton was $731 for the second quarter of 2008 as compared to $447 for the second quarter of 2007. We increased selling price to pass on higher input costs to our customers. Changes in product mix toward silicon sheets and thinner carbon sheets also have a higher selling price than other carbon sheets.

At Longmen Joint Venture, shipments for the three months ended June 30, 2008 were 517,200. Shipments for the one month recorded in the three month period ended June 30, 2007 were 207,573 tons. Average selling price per ton for the three months ended June 30, 2008 increase to $649 from $375 in the same period of 2007. Longmen Joint Venture accounted for $335.8million for the three months ended June 30, 2008 and accounted for $77.7 million in sales during the month of June 2007.

The following table displays sales and steel shipment data for our operating units for the three months ended 2008 and 2007.

	2nd Quarter 2008		2nd Quarter 2007
Operating Unit	Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
	(in Tons)		(in Tons)
Daqiuzhuang Metal	66,148	$48,348,198	97,381	$43,516,921
Baotou Steel Pipe Joint Venture	4,507	2,899,529
Longmen Joint Venture	517,200	335,781,209	207,573	77,737,823

Totals	587,855	$387,028,936	304,954	$121,254,744

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Overall, net sales for the six months ended June 30, 2008 were approximately $678.6million compared to $158.9 million in the same period of 2007, an increase of 327%.

The increase in net sales was mostly attributed to our Longmen Joint Venture which started its operations on June 1, 2007. The first half of 2008 reflects a full six months of operations whereas the first half of 2007 only includes one month of Longmen Joint Venture operations.

At Daqiuzhuang Metal, shipments for the six months ended June 30, 2008 decreased 35% to 119,887 tons from 185,167 tons in the same period of 2007, due to the change in product mix. In the six months of 2008, we shifted our product mix to include more silicon sheets and thinner carbon sheets which have a longer processing time than other carbon sheets. Average selling price per ton including sale of scrap for the six months ended June 30, 2008 increased to $687 from $438 in the same period of 2007. We increased selling price to pass on higher input costs to our customers. Changes in product mix toward silicon sheets and thinner carbon sheets also have a higher selling price than other carbon sheets.

At Longmen Joint Venture, shipments for the six months ended June 30, 2008 were 986,800 and shipments for the one month recorded in the six months ended June 30, 2007 were 207,573 tons. Average selling price per ton for the six months ended June 30, 2008 increase to $600 from $375 for the one month recorded in the six months ended June 30, 2007. Longmen Joint Venture accounted for $592 million for the six months ended June 30, 2008 and accounted for $77.7 million during the month of June 2007.

The following table displays sales and steel shipment data for our operating units for the six months ended 2008 and 2007.

	1st half, 2008		1st half, 2007
Operating Unit	Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
	(in Tons)		(in Tons)
Daqiuzhuang Metal	119,887	$82,365,588	185,167	$81,124,892
Baotou Steel Pipe Joint Venture	6,339	3,996,326	-	-
Longmen Joint Venture	986,800	592,233,021	207,573	77,737,823

Totals	1,113,026	$678,594,935	392,740	$158,862,715

Gross Profit

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Gross profit for the three months ended June 30, 2008 was approximately $22.87 million, an increase of 182% or $14.77 million from $8.1 million for the same period last year. Gross profit margin for the three months ended June 30, 2008 decreased to 5.91% from 6.69% for the three months ended June 30, 2007.

The following table displays gross profit and gross margin data for our operating units for the three months ended 2008 and 2007.
	2nd Quarter 2008		2nd Quarter 2007
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$1,701,567	3.52%	$984,263	2.26%
Baotou Steel Pipe Joint Venture	2,969	0.10%	-	-
Longmen Joint Venture	21,164,269	6.30%	7,129,105	9.17%

Totals	$22,868,805	5.91%	$8,113,368	6.69%

We have been able to increase our selling prices to pass on the increases in our raw materials prices. This has kept our margin positive although there is some compression of our margin.

Our second quarter 2008 aggregate gross margin increased by 1.45% compared to the first quarter 2008 as shown in the following chart.

	2nd Quarter 2008		1st Quarter 2008
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$1,701,567	3.52%	$1,924,305	5.66%
Baotou Steel Pipe Joint Venture	2,969	0.10%	33,657	3.07%
Longmen Joint Venture	21,164,269	6.30%	11,024,153	4.30%

Totals	$22,868,805	5.91%	$12,982,115	4.46%

Our overall gross profit margin improved by 1.45% increasing to 5.91% in the second quarter of 2008 compared with 4.46% for the first quarter of 2008.

The improved gross margin is due to the increase in selling price catching up to the increases in raw material costs, thus allowing us to pass the cost of higher inputs on to our customers. Additionally, by comparison, the first quarter of the year is traditionally the weakest quarter for the construction steel market in China owing to the Chinese New Year Holiday and winter weather.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Gross profit for the six months ended June 30, 2008 was approximately $35.85 million, an increase of 262% or $25.95million from $9.9 million for the same period last year. Gross profit margin for the six months ended June 30, 2008 decreased to 5.28% from 6.20% for the six months ended June 30, 2007.

The increase in gross profit is mostly attributed to our Longmen Joint Venture which started its operations on June 1, 2007. The first half 2008 reflects a full six months of operations whereas the first half 2007 only includes one month of Longmen Joint Venture operations.

The first half of 2008 experienced sharp increases in the prices of iron ore and coke. Taking into account slight time lag in pricing, we have largely been able to pass on a portion of these price increases to our customers, but rising prices have put pressure on our margins.

The following table displays gross profit and gross margin data for our operating units for the six months ended 2008 and 2007.

	1st half, 2008		1st half, 2007
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$3,625,872	4.40%	$2,717,268	3.35%
Baotou Steel Pipe Joint Venture	36,626	0.92	-	-
Longmen Joint Venture	32,188,422	5.44%	7,129,105	9.17%

Totals	$35,850,920	5.28%	$9,846,373	6.20%

Cost of Sales

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall, cost of sales increased to $364.16 million for the three months ended June 30, 2008 from $113.14 million for the same period of 2007.

The increase in cost of sales is mostly attributed to our Longmen Joint Venture which started its operations on June 1, 2007. Second quarter 2008 reflects a full three months of operations whereas second quarter 2007 only includes one month of Longmen Joint Venture operations.

At Daqiuzhuang Metal, average cost per ton was $705 and $437, respectively for the three months ended June 30, 2008 and 2007. Cost of sales went up mainly due to the price increase in iron ore which is a raw material in the steel strip coil we buy for processing.

At Longmen Joint Venture, average cost per ton was $608 and $340, respectively for the three months ended June 30, 2008 and 2007. Cost of sales went up mainly due to the price increase in iron ore and coke which accounts for approximately 80% of the cost.

The following table displays cost of sales and steel shipment data for our operating units for the three months ended 2008 and 2007.

	2nd Quarter 2008		2nd Quarter 2007
Operating Unit	Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
	(in Tons)		(in Tons)
Daqiuzhuang Metal	66,148	$46,646,631	97,381	$42,532,658
Baotou Steel Pipe Joint Venture	4,507	2,896,559	-	-
Longmen Joint Venture	517,200	314,616,941	207,573	70,608,718

Totals	587,855	$364,160,131	304,954	$113,141,376

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Overall cost of sales increased to $642.7 million for the six months ended June 30, 2007 from $149 million for the same period of 2007. The increase in cost of sales is mostly attributed to our Longmen Joint Venture which started its operations on June 1, 2007. The first half of 2008 reflects a full six months of operations whereas the first half of 2007 only includes one month of Longmen JV operations.

At Daqiuzhuang Metal, average cost per ton was $657 and $423, respectively for the six months ended June 30, 2008 and 2007. Cost of sales went up mainly due to the price increase in raw materials.

At Longmen Joint Venture, average cost per ton was $567 and $340, respectively for the six months ended June 30, 2008 and 2007. Cost of sales went up mainly due to the price increases in iron ore and coke.

The following table displays cost of sales and steel shipment data for our operating units for the six months ended 2008 and 2007.

	1st half, 2008		1st half, 2007
Operating Unit	Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
	(in Tons)		(in Tons)
Daqiuzhuang Metal	119,887	$78,739,716	185,167	$78,407,624
Baotou Steel Pipe Joint Venture	6,339	3,959,699	-	-
Longmen Joint Venture	986,800	560,044,600	207,573	70,608,718

Totals	1,113,026	$642,744,015	392,740	$149,016,342

Selling, General and Administrative Expenses

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $9.50 million for the three months ended June 30, 2008, compared to $2.84 million for the same period of 2007. This increase is largely attributable to the operations of the Longmen Joint Venture, which began June 1, 2007, and alone accounted for approximately increase $5.36 million in selling, general and administrative expenses for the three months ended June 30, 2008. We also issued 87,400 shares of incentive stock awards to our key employees in the second quarter of 2008 which accounted for approximately $0.58 million in the SG&A expenses.

Six months ended June 30, 2008 compared with Six months ended June 30, 2007

Selling, general and administrative expenses were $16.04 million for the six months ended June 30, 2008, compared to $3.47 million for the same period of 2007. This increase is largely attributable to the operations of the Longmen Joint Venture, which began June 1, 2007, and alone accounted for approximately increase $8.73 million in selling, general and administrative expenses for the six months ended June 30, 2008. Stock issued for services and compensation increased $1.20 million for the six months ended June 30, 2008, there was no stock issued for services and compensation for the same period of 2007.

Other income (expense)

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Interest expense including amortization of debt issuance cost was $6.29 million for the three months ended June 30, 2008, compared to $1.76 million for the same period in 2007. This increase is largely attributable to the operations of the Longmen Joint Venture, which began June 1, 2007. Loss from derivative instrument was $28.73 million for the three months ended June 30, 2008 including $27.79 million increase in the value of derivative liabilities and $0.94 million increase in effective interest charge and amortization of debt issuance cost. There was no derivative instrument for the same period of 2007.

Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

On December 13, 2007, the Company recorded $34,719,062 as derivative liability, including $9,298,044 for the fair value of the warrants and $25,421,018 for fair value of the conversion option. On June 30, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and increased by $27,786,632 for the three months ended June 30, 2008, including $7,415,855 for the increase in fair value of the warrants and $20,370,777 for the increase in fair value of the conversion option. The increase was recorded as a loss and included in other expense.

Six months ended June 30, 2008 compared with Six months ended June 30, 2007

Interest expense was $12.28 million for the six months ended June 30, 2008, compared to $2.4 million for the same period in 2007. This increase is largely attributable to the operations of the Longmen Joint Venture, which began June 1, 2007. Loss from derivative instrument was $26.87 million for the six months ended June 30, 2008 including $25.12 million increase in the value of derivative liabilities and $1.75 million increase in effective interest charge and amortization of debt issuance cost. There was no derivative instrument for the same period of 2007.

Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

On December 13, 2007, the Company recorded $34,719,062 as derivative liability, including $9,298,044 for the fair value of the warrants and $25,421,018 for fair value of the conversion option. On June 30, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and increased by $25,115,869 for the six months ended June 30, 2008, including $6,696,275 for the increase in fair value of the warrants and $18,419,594 for the increase in fair value of the conversion option. The increase was recorded as a loss and included in other expense.

Net income

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Net loss for the three months ended June 30, 2008 is $24.27 million, decreasing $26.17 million from net income of $1.9 million for the same period of 2007. This decrease is largely attributable to loss from derivative instrument which was $28.73 million for the three months ended June 30, 2008. There was no derivative instrument for the same period of 2007. Without influence from derivative instrument, our net income from operations is $4.45 million for the three months ended June 30, 2008 compared to $1.9 million for the same period of 2007, an improvement of 134%.

The derivative instrument loss is a non-operating, non-cash expense related to the convertible bond and related warrants issued December 2007. Due to accounting rules, the derivative instrument value and associated gain or loss is linked to the stock price of General Steel Holdings, Inc. The gain or loss of this instrument is not related to operating performance and has no impact on cash (no cash was paid out or received in).

The increase in Operating Net Income is mostly attributed to our Longmen Joint Venture which started its operations on June 1, 2007. Second quarter 2008 reflects a full three months of operations whereas second quarter 2007 only includes one month of Longmen Joint Venture operations.

Six months ended June 30, 2008 compared with Six months ended June 30, 2007

Net loss for the six months ended June 30, 2008 is $22.08 million, decreasing $24.45 million from net income of $2.37 million for the same period of 2007. This decrease is largely due to loss from derivative instrument $26.87 million for the six months ended June 30, 2008, there was no derivative instrument for the same period of 2007. Without influence from derivative instrument, net income would have reached $4.79 million for the six months ended June 30, 2008 compared to $2.37 million for the same period of 2007, about 100% increase.

The derivative instrument loss is a non-operating, non-cash expense related to the convertible bond and related warrants issued December 2007. According to accounting rules, the conversion feature on the debt and the warrants issued with the debt must be treated as a derivative, reported at fair value and marked to market each reporting period. The derivative instrument value and associated gain or loss is linked to the stock price of General Steel Holdings, Inc. The gain or loss of this instrument is not related to operating performance and has no impact on cash (no cash was paid or received).

Earnings per share

Earnings per share was $-0.695 for the three months ended June 30, 2008 and was $-0.633 for the six months ended June 30, 2008. Earnings per share are calculated as follows:

	Three months ended June 30		Six months ended June 30,
	2008	2007	2008	2007
Income (Loss) attributable to holders of common shares	$(24,271,226)	$1,893,301	$(22,082,766)	$2,368,166
Basic weighted average number of common shares outstanding	34,928,576	31,444,665	34,883,740	31,444,665
Diluted weighted average number of common shares outstanding	34,928,576	31,444,665	34,883,740	31,444,665

Net income (Loss)per share
Basic	$(0.70)	$0.06	$(0.63)	$0.08
Diluted	$(0.70)	$0.06	$(0.63)	$0.08

The second quarter 2008 earnings per share were negatively impacted by the loss on derivative instrument which is a non-operating, non cash expense. The chart below excludes the derivative instrument reflecting operating earnings per share which better reflects operating business results.

	Three months ended June 30		Six months ended June 30,
	2008	2007	2008	2007
Income (Loss) attributable to holders of common shares	$4,455,497	$1,893,301	$4,786,382	$2,368,166
Basic weighted average number of common shares outstanding	34,928,576	31,444,665	34,883,740	31,444,665
Diluted weighted average number of common shares outstanding	35,044,603	31,444,665	34,986,608	31,444,665

Net income (Loss)per share
Basic	$0.13	$0.06	$0.14	$0.08
Diluted	$0.13	$0.06	$0.14	$0.08

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the six months ended June 30, 2008 and 2007. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

Our Longmen Joint Venture is located in the mid-west region of China. The National Development and Reform Commission (the “NDRC”) granted it qualification approval to attain the “Go West” special tax treatment. This national tax treatment rewards companies contributing to the economic development of the Western Region by lowering their effective corporate tax rate from 33% to 15%. This change is effective July 1, 2007 and is reflected from our financial results.

For the three months ended June 30, 2008, we had a tax expense of $1.1 million. For the six months ended June 30, 2008, we had a tax expense of $1.5 million.

Maoming is located in Guangdong province, is subject to an income tax at effective rate of 25%.

Minority interest

Minority interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $63.2 million as of June 30, 2008 compared to $11.8 million on December 31, 2007.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of June 30, 2008, we reserved $0.28 million for bad debt allowance based on our reasonable estimate.

Liquidity and capital resources

Due to the strong market demand for our products and our new Longmen Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. Our bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks every year. Cash balance including restricted cash amounted to $128.26 million and $52.1 million as of June 30, 2008 and December 31, 2007, respectively.

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2008 was $36.47 million compared to $10.7 million in the same period of 2007. This change was mainly due to the combination of the following factors:

Cash inflow after the adjustments of some non cash items to the net loss, such as depreciation and amortization, stock issued for services and compensation, minority interest and loss on derivative instrument, totaling of $42.30 million compared to $3.64 as of June 30, 2007.

Cash inflow due to the increase in accounts payable, other payables, accrued liabilities, customer deposits and tax payable totaling of $84.06 million for the six months ended June 30, 2008 compared to $31.48 as of June 30, 2007. We are currently building two blast furnaces at Longmen Joint Venture and we have been financing this construction using vending financing and working capital provided by our suppliers and customers.

Cash outflow resulting from increase in accounts receivable and accounts receivable-related party which was $34.73 million in the half year of 2008 compared to cash inflow of $0.5 million as of June 30, 2007.

Cash outflow due to increase in inventory and advances on inventory purchases of $20.34 million compared to $26.0 million as of June 30, 2007.

Investing activities

Net cash used in investing activities was $97.07 million for the first half year of 2008 compared to $3.04 million provided in the same period of 2007. This increase in cash used in investing activities mainly resulted from a $93 million cash outflow which was spent on building the new blast furnaces. The Company contributed $7.09 million to Maoming’s original shareholders in exchange of 99% of the equity of Maoming.

Financing activities

Net cash provided by financing activities was $42.01 million for the first half year of 2008 compared to $22.28 million in the same period of 2007. This was mainly attributable to a net cash inflow of $83.31 million on short term notes payable and outflow of $55.75 million on restricted cash.

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

Compliance with environmental laws and regulations

Longmen Joint Venture:

Since 2002, our joint venture partner, Long Steel Group, has invested $76 million (RMB 580 million) in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste. In 2005 it received ISO 14001 certification for its overall environmental management system. Long Steel Group has received several awards from the Shaanxi provincial government for its increasing effort in environmental protection.

Long Steel Group has spent more than $4.3 million (RMB 33 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. In the first quarter of 2008, new water consumption per ton of steel produced was 1.1 ton.

Long Steel Group has built one 10,000m3 coke-oven gas tank and one 50,000m3 blast furnace coal gas tank to collect the residual coal gas produced from its own facility and that of surrounding enterprises. Long Steel Group also built a thermal power plant with two 25 KW dynamos that uses the residual coal gas from the blast furnaces and converters as fuel to generate power.

Long Steel Group also has built several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, ornamental tiles, etc. The plants are capable of processing 400,000 tons of solid waste and generate revenue of more than $2.6 million (RMB20 million) each year.

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

Off-balance sheet arrangements

There ware no off-balance sheet arrangements in the second quarter of 2008.

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

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception This standard will triggered liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi).. The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	Dollars amounts in thousands
Bank loans (1)	$85,566	$85,566	$-	$-
Notes payable	155,708	155,708	-	-
Deposits due to customers and sales representatives	145,348	145,348	-	-
Convertible notes ( Principal plus Interest )	54,000	1,200	4,800	48,000
Total	$440,622	$387,822	$4,800	$48,000

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2008 annual production capacity of 4.8 million tons of steel, a $1 change in the annual average price would change annual pre-tax profits by approximately $4.8 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture and Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $744,667 decrease to income.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the six months ended June 30, 2008, approximately 42.1% of our sales were to five customers and these customers accounted for 58.7% of total account receivables. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We have no operations independent of those of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Longmen Joint Venture, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture ,Longmen Joint Venture and Maoming and we will be subject to the financial, business and other factors affecting our subsidiaries as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

We have various financing facilities amounting to approximately $321million, of which all are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

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

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of June 30, 2008, the exchange rate of the RMB to the U.S. dollar was 6.854 yuan to 1 dollar.

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

Our officers, directors and affiliates beneficially own approximately 66% of our common stock. Mr. Zuosheng Yu our major shareholder, beneficially owns approximately 63% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

87,400 share issuance of common stock as interim incentives to senior and mid-level management

On April 22, 2008, the Company issued senior management and directors 87,400 shares of our common stock as compensation. We valued the shares at the market price as of the date they were granted. We recorded $582,084 as compensation expense.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our Annual Meeting of Stockholders was held on July 25, 2008, during the third fiscal quarter of 2008.

(b)	All of the matters voted upon were approved and the specific votes are as follows:

1.	To elect the members of the Board of Directors:

	Number of Shares
Name	For	Against	Abstentions
Zuosheng Yu	30,435,092	41,134	18,884
John Chen	30,376,606	100,643	18,869
Danli Zhang	30,433,737	40,305	21,007
Ross Warner	30,452,315	35,007	7,732
John Wong	30,441,244	35,007	21,373
Qinghai Du	30,395,004	49,911	50,204
Zhongkui Cao	30,369,057	107,178	18,884
Chris Wang	30,436,729	34,522	23,869
Fred Hsu	30,441,529	115,022	18,569

2.	To approve and ratify the appointment of Moore Stephens Wurth Frazer and Torbet LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008:

Number of Shares
For	Against	Abstentions
30,480,953	3,615	10,553

3.	To approve and ratify the Company’s 2008 Equity Incentive Plan:

Number of Shares
For	Against	Abstentions
23,424,888	71,107	5,681

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: AUG 14, 2008	By:	/s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: AUG 14, 2008	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer