Form 10-Q
period 2008-09-30
GENERAL STEEL HOLDINGS INC
filed 2008-11-14
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008, 36,128,833 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents

Page
Part I: FINANCIAL INFORMATION:

Item 1. Financial Statements.	2

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	2

Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	3

Consolidated Statements of Shareholders’ Equity (Unaudited)	4

Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	40

Item 3. Quantitative and Qualitative Disclosures About Market Risks.	61

Item 4. Controls and Procedures	61

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.	62

Item 1A. Risk Factors	62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 5. Other Information	72

Item 6—Exhibits	72

Signatures	73

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$17,986,618	$43,713,346
Restricted cash	120,322,295	8,391,873
Accounts receivable, net of allowance for doubtful accounts of $295,896
and $148,224 as of September 30, 2008 and December 31, 2007, respectively	22,341,668	11,225,678
Accounts receivable - related parties	107,642	565,631
Notes receivable	27,872,010	4,216,678
Notes receivable - restricted	-	12,514,659
Short term loan receivable - related parties	-	1,233,900
Other receivables	4,513,675	1,280,853
Other receivables - related parties	806,758	1,913,448
Dividend receivable	628,762	-
Inventories	123,139,732	77,928,925
Advances on inventory purchases	43,928,543	58,170,474
Advances on inventory purchases - related parties	8,119,284	9,944,012
Prepaid expenses - current	2,693,685	1,109,222
Deferred tax assets	2,151,690	399,751
	374,612,362	232,608,450

PLANT AND EQUIPMENT, net	448,769,013	218,263,367

OTHER ASSETS:
Advances on equipment purchases	59,717	742,061
Investment in unconsolidated subsidiaries	9,903,047	822,600
Prepaid expenses - non current	529,959	506,880
Prepaid expenses related party - non current	256,025	142,467
Intangible assets, net of accumulated amortization	24,671,865	21,756,709
Note issuance cost	4,234,103	3,564,546
Total other assets	39,654,716	27,535,263

Total assets	$863,036,091	$478,407,080

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$170,701,885	$102,241,708
Accounts payable - related parties	16,387,937	14,302,738
Short term loans - bank	82,705,042	93,019,608
Short term loans - others	62,093,562	19,156,070
Short term loans - related parties	3,394,160	7,317,027
Short term notes payable	185,654,700	15,163,260
Other payables	4,269,694	3,343,684
Other payable - related parties	4,883,327	2,126,383
Accrued liabilities	8,783,955	5,248,863
Customer deposits	123,483,928	37,872,698
Customer deposits - related parties	1,851,308	9,211,736
Deposits due to sales representatives	2,516,360	3,068,298
Taxes payable	23,468,246	27,576,240
Investment payable	7,022,400	6,580,800
Distribution payable to minority shareholder	5,211,577	2,820,803
Total current liabilities	702,428,081	349,049,916

NOTES PAYABLE, net of debt discount of $27,035,121 and $34,559,584 as of
September 30, 2007 and December 31, 2007, respectively	6,214,879	5,440,416

DERIVATIVE LIABILITIES	17,954,559	28,483,308

Total liabilities	726,597,519	382,973,640

MINORITY INTEREST	61,328,058	42,044,266

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding	3,093	3,093
Common Stock, $0.001 par value, 200,000,000 shares authorized, 35,916,283 and
34,634,765 shares issued and outstanding as of September 30, 2008 and
December 31, 2007, respectively	35,916	34,635
Paid-in-capital	36,303,329	23,429,153
Retained earnings	20,419,735	22,686,590
Statutory reserves	4,280,688	3,632,325
Contribution receivable	(959,700)	(959,700)
Accumulated other comprehensive income	15,027,453	4,563,078
Total shareholders' equity	75,110,514	53,389,174

Total liabilities and shareholders' equity	$863,036,091	$478,407,080

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$325,911,063	$345,384,337	$781,918,147	$504,247,052

REVENUES - RELATED PARTIES	85,609,768	-	308,197,619	-

TOTAL REVENUES	411,520,831	345,384,337	1,090,115,766	504,247,052

COST OF SALES	335,945,348	319,494,586	762,394,709	468,510,928

COST OF SALES - RELATED PARTIES	81,923,077	-	298,217,731	-

TOTAL COST OF SALES	417,868,425	319,494,586	1,060,612,440	468,510,928

GROSS PROFIT	(6,347,594)	25,889,751	29,503,326	35,736,124

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,327,687	6,795,307	28,363,729	10,269,918

INCOME FROM OPERATIONS	(18,675,281)	19,094,444	1,139,597	25,466,206

OTHER EXPENSE (INCOME), NET
Interest income	(646,330)	(762,143)	(2,103,747)	(851,608)
Interest/finance expense	6,872,475	4,276,092	19,148,850	6,673,942
Change in fair value of derivative liabilities	(29,884,899)	-	(4,769,030)	-
Gain from debt extinguishment	(7,168,500)	-	(7,168,500)	-
Other nonoperating (income) expense, net	(899,401)	(597,181)	(1,918,543)	(1,443,748)
Total other (income) expense, net	(31,726,655)	2,916,768	3,189,030	4,378,586

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES AND MINORITY INTEREST	13,051,374	16,177,676	(2,049,433)	21,087,620

PROVISION FOR INCOME TAXES
Current	(812,532)	2,025,389	1,146,714	3,359,271
Deferred	(1,271,269)	-	(1,693,902)	-
Total provision for income taxes	(2,083,801)	2,025,389	(547,188)	3,359,271

NET INCOME (LOSS) BEFORE MINORITY INTEREST	15,135,175	14,152,287	(1,502,245)	17,728,349

LESS MINORITY INTEREST	(5,329,099)	6,151,792	116,247	7,359,688

NET INCOME (LOSS)	20,464,274	8,000,495	(1,618,492)	10,368,661

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(198,267)	374,568	10,464,375	1,196,827

COMPREHENSIVE INCOME	$20,266,007	$8,375,063	$8,845,883	$11,565,488

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	35,687,891	32,343,332	35,157,579	31,704,912
Diluted	35,687,891	32,343,332	35,157,579	31,704,912

EARNING PER SHARE
Basic	$0.573	$0.247	$(0.046)	$0.327
Diluted	$0.573	$0.247	$(0.046)	$0.327

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
	Preferred stock		Common stock			Retained earnings			other
					Paid-in	Statutory		Subscriptions	comprehensive
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	Total

BALANCE, January 1, 2007	-	$-	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$-	$1,076,688	$14,060,493
										-
Net income							10,368,661			10,368,661
Preferred stock issued for acquistion of minority interest ,										-
net of dividend distribution to Victory New	3,092,899	3,093			8,370,907		(2,188,203)			6,185,797
Common stock issued for conversion of										-
redeemable stock, $1.95/share			1,176,665	1,177	2,293,320					2,294,497
Common stock issued for service, $1.32/share			18,000	18	23,742					23,760
Conversion of warrants, $2.50			2,120,000	2,120	5,297,880					5,300,000
Foreign currency translation adjustments									1,196,827	1,196,827

BALANCE, September 30, 2007, unaudited	3,092,899	$3,093	34,564,665	$34,565	$22,857,207	$1,107,010	$13,154,645	$-	$2,273,515	$39,430,035

Net income							12,057,260			12,057,260
Adjustment to statutory reserve						2,525,315	(2,525,315)			-
Registered Capital to be received from										-
Baotou Steel by 05/21/09								(959,700)		(959,700)
Common stock issued for compensation, $8.16			70,100	70	571,946					572,016
Foreign currency translation gain									2,289,563	2,289,563
										-
BALANCE, December 31, 2007	3,092,899	$3,093	34,634,765	$34,635	$23,429,153	$3,632,325	$22,686,590	$(959,700)	$4,563,078	$53,389,174

Net loss							(1,618,492)			(1,618,492)
Adjustment to statutory reserve						648,363	(648,363)			-
Common stock issued for compensation, $7.16			76,600	77	548,379					548,456
Common stock issued for compensation, $10.43			150,000	150	1,564,350					1,564,500
Common stock issued for compensation, $6.66			87,400	87	581,997					582,084
Common stock issued for compensation, $10.29			90,254	90	928,582					928,672
Common stock transferred by CEO for compensation, $6.91			-	-	138,200					138,200
Common stock issued at $5/share			140,000	140	699,860					700,000
Notes converted to common stock			541,299	541	6,102,691					6,103,232
Make whole shares issued on notes conversion			195,965	196	2,310,117					2,310,313
Foreign currency translation adjustments									10,464,375	10,464,375

BALANCE, September 30, 2008, unaudited	3,092,899	$3,093	35,916,283	$35,916	$36,303,329	$4,280,688	$20,419,735	$(959,700)	$15,027,453	$75,110,514

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,618,492)	$10,368,661
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Minority interest	116,247	7,359,688
Depreciation	14,746,357	5,491,604
Amortization	695,672	429,662
Bad debt allowance	19,038	-
(Gain) Loss from debt extinguishment	(7,168,500)	-
(Gain) Loss on disposal of equipment	12,839	(4,013)
Stock issued for services and compensation	2,197,413	33,332
Interest expense accrued on mandatory redeemable stock	2,629,701	114,726
Interest expense accrued on short term loan to related parties	-	424,580
Amortization of deferred note issuance cost	33,634	-
Amortization of discount on convertible notes	-	-
Change in fair value of derivative instrument	(4,769,030)	-
Make whole shares interest expense on notes conversion	2,310,312	-
Deferred tax assets	(1,693,903)	-
Changes in operating assets and liabilities
Accounts receivable	41,524,834	8,679,486
Accounts receivable - related parties	25,765,034	(12,179,328)
Notes receivable	(22,858,410)	(7,984,262)
Other receivables	(7,297,322)	(1,428,924)
Other receivables - related parties	1,207,156	(456,000)
Inventories	(31,222,516)	(7,110,388)
Advances on inventory purchases	22,843,097	(61,418,795)
Advances on inventory purchases - related parties	2,442,105	(11,329,255)
Prepaid expense - current	(1,373,246)	(282,484)
Prepaid expense - current- related parties	(17,204)	-
Prepaid expense - non current	45,632	-
Prepaid expense - non current - related parties	(101,914)	-
Accounts payable	43,609,254	84,348,627
Accounts payable - related parties	(55,827,778)	710,128
Other payables	(3,037,525)	4,353,966
Other payable - related parties	2,641,961	(63,100,758)
Accrued liabilities	1,079,105	5,182,043
Dividends payable	(463,548)	-
Customer deposits	77,729,355	16,307,900
Customer deposits - related parties	(7,818,786)	-
Taxes payable	(12,922,209)	10,887,436
Net cash provided by (used in) operating activities	83,458,363	(10,602,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	2,767,004	680,132
Increase in investment payable	-	6,270,720
Advance on equipment purchases	717,477	(207,056)
Deposits due to sales representatives	(742,657)	(332,087)
Cash proceeds from sale of equipment	126,756	43,652
Purchase of equipment	(145,800,109)	(12,159,159)
Intangible assets purchases	(233,490)	-
Payment to original shareholders	(7,092,000)	-
Net cash used in provided by investing activities	(150,257,019)	(5,703,798)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(76,828,246)	(1,633,346)
Borrowings from related parties	-	18,550,906
Notes receivable- restricted	13,086,993	-
Borrowings on short term loans - bank	58,486,358	52,924,877
Payments on short term loans - bank	(76,145,055)	(63,199,713)
Borrowings on short term loan - others	59,267,608	5,225,600
Payments on short term loans - others	(50,134,207)	(1,437,040)
Borrowings on short term loans - related parties	3,326,184	-
Payments on short term loans - related parties	(7,651,657)	-
Borrowings on short term notes payable	193,373,616	42,484,128
Payments on short term notes payable	(78,079,302)	(40,001,968)
Cash received on stock issuance	-	5,290,428
Cash received from shareholder	-	1,500,000
Cash contribution received from minority shareholders	-	783,840
Cash received from warrants conversion	700,000	-
Payment to minority shareholders	-	(4,291,634)
Net cash provided by financing activities	39,402,292	16,196,078

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,669,636	59,978

INCREASE (DECREASE) IN CASH	(25,726,728)	(50,110)

CASH, beginning of period	43,713,346	6,831,549

CASH, end of period	$17,986,618	$6,781,439

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Note 1 – Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment operates a portfolio of Chinese steel companies serving various industries. The Company presently has four production subsidiaries: Daqiuzhuang Metal, Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”), Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), and Maoming Hengda Steel Group Co., Ltd. The Company’s main products include rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

The following table reflects the Company’s current organization structure:

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the September 28, 2005 Joint Venture Agreement ("Original Joint Venture Agreement") which established Baotou Steel Pipe Joint Venture, a PRC limited liability company. The Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. Baotou Steel Pipe Joint Venture obtained its business license from the PRC on May 25, 2007 and started its normal operation in July 2007. See more discussion in Note 19 – Business combinations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Baotou Steel Pipe Joint Venture is located in Kundulun District, Baotou city, Inner Mongolia, China. It produces and sells spiral welded steel pipes and primarily serves customers in the oil, gas and petrochemical markets.

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu to acquire Victory New’s 30% interest in Tianjin Daqiuzhuang Metal Sheet Co. Ltd. (“Daqiuzhuang Metal”). General Steel agreed to issue to Victory New an aggregate of 3,092,899 shares of Series A preferred stock with a fair value of $8,374,000, and voting power of 30% of the combined voting power of General Steel’s common and preferred stock while outstanding. As a result of the acquisition, Daqiuzhuang Metal is a wholly owned subsidiary of the Company. See details in Note 20 – Business combinations.

On May 18, 2007, Daqiuzhuang Metal established Yangpu Shengtong Investment Co., Ltd. (“Yangpu Investment”) and injected registered capital totaling $13,030,000 (RMB 110 million), into the investment. The total registered capital of Yangpu Investment is $14,333,000 (RMB 111 million), and Daqiuzhuang Metal has a 99.1% ownership interest in Yangpu Investment. The rest of Yangpu Investment is indirectly owned by , Zuosheng Yu, our Chairman and CEO.

Qiu Steel Investment Co., Ltd. (“Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest approximately $19,284,400 (RMB 148 million) through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel Investment is $19,545,000 (RMB150,000,000). As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment making Qiu Steel Investment a subsidiary of Yangpu Investment and Daqiuzhuang Metal. The rest of Qiu Steel Investment is indirectly owned by , Zuosheng Yu, our Chairman and CEO.

Yangpu Investment and Qiu Steel Investment are Chinese registered limited liability companies formed to acquire other businesses.

On June 15, 2007, General Steel and Shaanxi Longmen Iron and Steel (Group) Co., Ltd., a PRC limited liability company (“Longmen Group”), formed Longmen Joint Venture effective June 1, 2007. General Steel contributed RMB300 million or approximately $39,450,000 through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment, to the Longmen Joint Venture. General Steel and Longmen Group own a 60% and 40% ownership interest, respectively, in Longmen Joint Venture. The Longmen Joint Venture obtained its business license from the PRC on June 22, 2007. See more discussion in Note 20 – Business combinations.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

On September 24, 2007, Longmen Joint Venture acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd., a PRC limited liability company (“EPID”) engaging in recycling steel production waste, for $2.4 million (RMB 18 million), and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., a PRC limited liability company (“Hualong”) engaging in producing fire retardant material for steel production, for $430,000 (RMB 3 million). The parties agreed to make the effective date of the transaction July 1, 2007.

On January 14, 2008, the Company, through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The joint venture contributed its land use right of 217,487 square meters (approximately 53 acres) with appraised value of approximately $4.1 million (RMB 30 million). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 23 million), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control. See more detail in Note 19 – Business combinations.

On June 25, 2008, the Company and Tianjin Qiu Steel Investment (“Qiu Steel Investment”) entered into an equity purchase agreement (the “Purchase Agreement”) with Maoming Hengda Steel Group Limited (the “Henggang”), in which the Company contributed $7.1 million (RMB 50 million) through its subsidiary, Qiu Steel, to Henggang original shareholders in exchange for 99% of the equity of Henggang. The acquisition was completed and became effective June 30, 2008. See Note 19 – Business combinations. Henggang is a steel products processor located in Maoming city, Guangdong province, in China’s southern coastal region. Production capacity at the facility is 1.8 million tons annually, with the majority of production focused on high-speed wire, an industrial steel product used in construction. The facility has been operating at approximately 10% of production capacity due to a redirection of corporate focus by the previous owners.

On August 11, 2008, the Company through its subsidiary, Longmen Joint Venture, completed its acquisition of a controlling interest in Beijing Hua Tian Yu Long International Steel Trade Co., Ltd. The Longmen Joint Venture paid $128,265 (RMB 876,731.71) for 50% equity based on the appraisal value on June 30, 2008.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

		Percentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	P.R.C.	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	P.R.C.	80.0%
Yangpu Shengtong Investment Co., Ltd.	P.R.C.	99.1%
Qiu Steel Investment Co., Ltd.	P.R.C.	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.	P.R.C.	60.0%
Maoming Hengda Steel Group Co., Ltd.	P.R.C.	99.0%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and the fair value of financial instruments. Actual results could differ from these estimates.

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China and Hong Kong. Total cash (including restricted cash balances) in these banks on September 30, 2008 and December 31, 2007 amounted to $138,308,913 and $53,817,485, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, which represented approximately 41% and 63% of the Company’s total sales for the three months ended September 30, 2008 and 2007, respectively, and approximately 36% and 58% of the Company’s total sales for the nine months ended September 30, 2008 and 2007, respectively. Five customers accounted for 0.5% and 0% of total accounts receivable as of September 30, 2008, and December 31, 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The purchase of raw materials from five major suppliers represent approximately 34% and 26% of the Company’s total purchase for the three months ended September 30, 2008 and 2007, respectively, and 32% and 53% of the Company’s total purchase for the nine months ended September 30, 2008 and 2007. Five vendors accounted for 4.6% and 11% of total accounts payable as of September 30, 2008 and December 31, 2007, respectively.

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

Translation adjustments resulting from this process are included in accumulated other comprehensive income and amounted to ($198,267) and $374,568 for the three months ended September 30, 2008 and 2007, respectively and $10,464,375 and $1,196,827 for the nine months ended September 30, 2008 and 2007, respectively. The balance sheet amounts, with the exception of equity at September 30, 2008 and December 31, 2007 were translated at 6.82 RMB and 7.29 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2008 and 2007 were 6.97 RMB, and 7.66 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

The Company also analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

The Company’s investment in unconsolidated subsidiaries amounted to $9,903,047 as of September 30, 2008. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed. The carrying value of the long term investments approximated the fair value as of September 30, 2008.

In 2007, the Company issued convertible notes in the aggregate principal amount of $40,000,000 and warrants to purchase 1,154,958 shares of common stock of the Company. Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the notes meet the definition of a derivative instrument and must be carried as a liability and marked to market for each reporting period. As of September 30, 2008, the Company revalued the derivative liabilities using Cox Rubenstein Binomial Model, defined in SFAS 157 as level 3 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

As of September 30, 2008, the carrying value of the convertible notes amounted to$6,214,879. The Company determined the fair value of the convertible notes using the level three inputs to the Binomial Model and determined that the fair value amounted to approximately $18 million due to the increase in the Company’s common stock price.

	Carrying Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets

Long term investments	$9,903,047			$9,903,047

Liabilities

Derivative liabilities	$17,954,559			$17,954,559
Convertible notes payable	$6,214,879			$6,214,879

Except for the investments and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banks with maturities of less than three months.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts receivable and allowance for doubtful accounts

The Company conducts its business operations in the People’s Republic of China. Accounts receivable include trade accounts due from the customers. An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. The Company writes off receivables and any related allowance when uncollectible amounts become known.

Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. This amount is non-interest bearing and is normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $27,872,010 and $4,216,678 of notes receivable outstanding as of September 30, 2008 and December 31, 2007, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Restricted notes receivable represents notes pledged as collateral for short term loans from banks. As of September 30, 2008 and December 31, 2007, restricted notes receivable amounted to $0 and $12,514,659, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviewed inventories for obsolescence or cost in excess of net realizable value periodically and determined that inventories as of September 30, 2008 is fully realizable.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred for shipping of finished products to customers are included in selling expenses. Shipping and handling expenses related to purchases of material and sales of finished goods for the three months ended September 30, 2008 and 2007 amounted to $2,215,280 and $987,724, respectively. Shipping and handling for the nine months ended September 30, 2008 and 2007 amounted to $3,837,572 and $1,360,302, respectively.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use right” to use the land. Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total of $3,167,483. These land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term. Longmen Group contributed land use rights for a total amount of $19,823,885 to the Longmen Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052. Henggang has land use rights amounted to $2,037,560 for 50 years and expire in 2054.

Entity	Original Cost	Years of Expiration
Daqiuzhuang Metal	$3,167,483	2050 & 2053
Longmen Joint Venture	$19,823,885	2048 & 2052
Maoming Hengda Steel Group Co., Ltd	$2,037,560	2054

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 3%-5% residual value.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The estimated useful lives are as follows:

Property and plant	10-40 Years
Machinery & Equipment	10-30 Years
Office equipment and furniture	5 Years
Motor vehicles	5 Years

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

Long lived assets, including plant, equipment and intangible assets are reviewed annually or more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

Investments in unconsolidated subsidiaries

Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. In December 2007, the Company acquired 27% of ownership interest in Xi’an Delong Powder Engineering Materials Co., Ltd., through its subsidiary EPID, for $875,400. This investment is accounted for by the equity method.

The Company’s newly acquired subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. invested in several companies from 2004 to 2007; investments in these unconsolidated subsidiaries totaled $9,903,047 as of September 30, 2008. Since Tongxing does not have the ability to exercise control or significant influence over the investee companies, therefore, the investments are accounted for under the cost method.

Unconsolidated subsidiary	Year acquired	Amount invested	% owned
Shanxi Daxigou Mining Co.,Ltd	2004	$729,500	11
Shanxi Xinglong Thermoelectric Co.,Ltd	2004-2007	4,832,208	37.6
Shanxi Longgang Group Baoji roll-forming steel Co.,Ltd	2005	612,780	23.81
Shanxi Longgang Group Xian steel Co.,Ltd	2005	145,900	10
Shanxi Longgang Group Co.,Ltd	2003-2004	1,889,405	3.8
Huashan Metallurgical Equipment Co. Ltd.	2003	72,950	25
Hejin Liyuan Washing Coal Co.Ltd.	2006	218,850	38
Hancheng Jinma Coking Co.Ltd.	2006	498,979	40
Xian Delong Powder Engineering Materials Co., Ltd.,	2006	902,475	27
Total		$9,903,047

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Total investment in unconsolidated subsidiaries amounted to $9,903,047 and $822,600 as of September 30, 2008 and December 31, 2007, respectively.

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable to the vendor. This short-term note payable bears no interest and is guaranteed by the bank for its complete face value and usually mature within three to six months period. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

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
September 30, 2008
(UNAUDITED)

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

Share-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R, “Accounting for Stock-Based Compensation,” and the conclusions reached by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Minority interest

Minority interest consists of the interest of minority shareholders in the subsidiaries of the Company. As of September 30, 2008 and December 31, 2007, minority interest amounted to $61,328,058 and $42,044,266, respectively.

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
September 30, 2008
(UNAUDITED)

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

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that adopting SFAS No. 161 will have on its financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS 142-3 will have on its financial statements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting SFAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will triggere liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Accounts receivable	$22,745,206	$11,939,533
Less: allowance for doubtful accounts	295,896	148,224
Net accounts receivable	$22,449,310	$11,791,309

Movement of allowance for doubtful accounts is as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Beginning balance	$148,224	$137,132
Charge to expense	19,038	751
Written-off	-	-
Addition from acquisition	118,373	-
Exchange rate effect	10,261	10,341
Ending balance	$295,896	$148,224

Note 4 – Inventory

Inventory consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
Supplies	$1,913,672	$1,829,551
Raw materials	63,119,865	42,919,783
Work in process	606,191	82,439
Finished goods	57,500,004	33,097,152
Totals	$123,139,732	77,928,925

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

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

Due to the fact that the Company’s overall finished goods inventory represents only slightly more than half (55%) of one months sales (based on 3rd Quarter average sales), management has decided no further inventory reserves are required for finished goods. A complete analysis of overall inventory will be performed at year end. Due to the nature of the Company’s raw materials which can vary in tonnage based on a number of factors such as weather, temperature and humidity, an outside expert is required to evaluate our raw materials inventory and determine raw material gains or losses.

Note 5 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $52,047,827 and $68,114,486 as of September 30, 2008 and December 31, 2007, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2008
	(Unaudited)	December 31, 2007
Buildings and improvements	$118,294,625	$71,265,004
Machinery	222,549,003	134,716,437
Transportation equipment	7,224,575	4,232,556
Other equipment	3,295,559	1,310,489
Construction in process	154,349,613	24,574,027
Totals	505,713,375	236,098,513
Less accumulated depreciation	(56,944,362)	(17,835,146)
Totals	448,769,013	$218,263,367

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Long Men JV is in the process of constructing two blast furnaces and a sintering system. All the costs related to the construction have been capitalized as construction in progress amounted to $151,968,100 as of September 30, 2008. The remaining balance in construction in progress is mostly from Henggang.

Depreciation, including amounts in cost of sales, for the three months ended September 30, 2008 and 2007 amount to $5,877,415 and $3,512,420, respectively, and for the nine months ended September 30, 2008 and 2007, amounted to $14,746,357 and $5,491,604, respectively.

Note 7 – Intangible assets

The Company’s intangible assets are as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Land use right	$27,292,936	$23,629,059
Software	291,895	71,978
Accumulated Amortization	(2,912,966)	(1,944,328)
Total	24,671,865	$21,756,709

Total amortization expense for the three months ended September 30, 2008 and 2007 amounted to $264,285 and $234,832, respectively, and for nine months ended September 30, 2008 and 2007, amounted to $695,672 and $429,662, respectively.

Note 8 – Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The loans due to banks, related parties and other parties consisted of the following:

	Septembter 30, 2008	December 31,
	(Unaudited)	2007
Loan from banks in China, due various dates from October 2008 to September 2009. Weighted average interest rate 8.23% per annum, either guaranteed by another company or secured by equipment/inventory.	$31,697,358	$31,955,268
Loan from banks in China, due various dates from October 2008 to August 2009. Weighted average interest rate 8.31% per annum, either guaranteed by another company or secured by equipment/buildings/land use right.	49,319,193	61,064,340
Loan from banks in China, due March 2009. Annual interest rate of 12%, Guaranteed by another company and secured by equipment.	225,491	-
Loan from banks in China, due January 2009. Annual interest rate of 7.47%, guaranteed by another company.	1,463,000	-
Subtotal – bank loans	82,705,042	93,019,608
Related party loan from Tianjin Heng Ying, due June 2009. Annual interest rate of 10%, and interest starts accrual on July, 2008	3,394,160	-
Loan from various other companies and individuals	62,093,562	26,473,097

Grand totals	$148,192,764	$119,492,705

The Company had various loans from other companies and individuals. The balances amounted to $62,093,562 and $26,473,097 as of September 30, 2008 and December 31, 2007, respectively. Out of the $62,093,562 current period balance, $29,313,921 new additions carries no interest, and the remaining $32,779,641 carries annual interest rates ranging from 8% to 12%. All prior year balances of $26,473,097 are subject to interest rates ranging from 8% to 12%. All short term loans from unrelated companies and individuals are due on demand and unsecured.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The Company had the following short term notes payable:

	September 30, 2008	December 31, 2007
	(Unaudited)
Notes payable from banks in China, due various dates from October 2008 to March 2009. Restricted cash required of $10,270,261 and $4,278,873 for September 30, 2008 and 2007, respectively and either guaranteed by another company or secured by buildings.	$13,459,600	$8,308,260

Notes payable from banks in China, due various dates from October 2008 to March 2009. Restricted cash of $88,072,073 and $4,113,000 for September 30, 2008 and 2007, respectively and either guaranteed by another company or secured by equipment, or no guarantee.	139,277,600	6,855,000

Notes payable from banks in China, due January 2009. Restricted cash o f $5,126,645 and $0 for September 30, 2008 and 2007, respectively and guaranteed by buildings.	7,315,000	-

Notes payable from banks in China, due various dates from October 2008 to March 2009. Restricted cash o f $16,853,316 and $0 for September 30, 2008 and 2007 and guaranteed by buildings.	25,602,500	-

Grand totals	$185,654,700	$15,163,260

Total interest expense for the three months ended September 30, 2008 and 2007 for the debt listed above amounted to $4,593,450 and $1,944,274, respectively; and for the nine months ended September 30, 2008 and 2007, interest expense amounted to $13,176,623 and $4,284,413, respectively.

Capitalized interest amounted to $3,762,837 and $656,471 for the three months ended September 30, 2008 and 2007, respectively, and $6,538,228 and $656,471 for the nine months ended September 30, 2008 and 2007, respectively.

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2008 and December 31, 2007, customer deposits amounted to $125,335,236 and $47,084,434, including related parties deposits $1,851,308 and $9,211,736, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Note 10 – Deposits due to sales representatives

Daqiuzhuang Metal and one of Longmen Joint Venture’s subsidiaries, Yuxin Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $2,516,360 and $3,068,298 in deposits due to sales representatives outstanding as of September 30, 2008 and December 31, 2007, respectively.

Note 11 – Investment payable

In June 2007, Yangpu Investment and the former shareholders of Qiu Steel Investment entered into an agreement. Pursuant to this agreement, Yangpu Investment received 98.7% of the total equity of Qiu Steel Investment for $19,284,400 (RMB 148 million). As of September 30, 2008, Yangpu Investment had payables of $7,022,400(RMB 48 million).

Note 12 – Convertible notes

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”) issuing $40,000,000 (“Notes”) and 1,154,958 warrants (the “Warrants”). The warrants can be converted to common stock through May 13, 2013 at $13.51 per share.

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

The Notes are secured by a first priority, perfected security interest in certain shares of common stock of , Zuosheng Yu, as evidenced by the pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

In connection with this transaction, the Company and the Buyers entered into a registration rights agreement. The Company agreed to register within 60 calendar days common stock issuable to the Buyers for resale on a registration statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission. The Company is required to register at least 120% of the sum of shares issuable upon conversion of the Notes, the exercise of the Warrants and the payment of interest accrued on the Notes. The registration rights are subject to customary exceptions and qualifications and compliance with certain registration procedures. The Company was required to file the registration statement on February 11, 2008. The Company filed the registration statement on February 13, 2008, which was two days after the required filing date. The Company reached an agreement with all note holders to waive the related penalty of $427,000.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

In addition, certain management members of the Company also entered into a lock-up agreement with the Company pursuant to which each person agreed not to sell any personally owned shares one year after the initial effective date of the resale registration statement described above.

Pursuant to APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company discounted the Notes equal to the fair value of the warrants. The Notes were further discounted for the fair value of the conversion option. The combined discount is being amortized to interest expense over the life of the Notes using the effective interest method.

The fair value of conversion option and the warrants were calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility of 105%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 2.89%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

On December 13, 2007, the Company recorded $34,719,062 as derivative liability, including $9,298,044 for the fair value of the warrants and $25,421,018 for fair value of the conversion option. The initial carrying value of the Notes was $5,280,938. The financing cost of $5,159,000 was recorded as note issuance cost and is being amortized to interest expense over the term of the Notes using the effective interest method.

During the quarter ended September 30, 2008, $6,750,000 of notes was converted to 541,299 shares of common stock at a conversion price of $12.47. Pursuant to EITF 00-19, the Company valued the conversion option at note conversion date, and recorded $21,090,722 gain from changes in fair value of derivative. A total of $6,103,232 of carrying value and derivative liability had been reclassified into equity. In addition, 195,965 shares of common stock were issued as make whole interest expense of $2,310,313.

On September 30, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased by $29,884,898 during the period, including $8,794,176 for the decrease in fair value of the warrants and $21,090,722 for the decrease in fair value of the conversion option.

As of September 30, 2008, the balance of derivative liabilities was $17,954,559, which consisted of $5,540,560 for the warrants and $12,413,998 for the conversion option, and the carrying value of the notes was $6,214,879. The effective interest charges on notes totaled $896,850 for the three months ended September 30, 2008, $2,629,701 for the nine months ended September 30, 2008. As of September 30, 2008, the unamortized note issuance cost was $4,234,103, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. Note issuance cost was amortized to interest expense using the effective interest method at $13,205 and $33,634 for the three months and nine months ended September 30, 2008, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Note 13 – Private offering of redeemable stock

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

Note 14 – Supplemental disclosure of cash flow information

Interest paid amounted to $1,918,726 and $3,955,069 for the three months ended September 30, 2008 and 2007, respectively, and $10,606,066 and $5,981,387 for the nine months ended September 30, 2008 and 2007, respectively.

Income tax payments amounted to $757,895 and $124,454 for the three months ended September 30, 2008 and 2007, respectively, and $6,471,410 and $124,454 for the nine months ended September 30, 2008 and 2007, respectively.

On March 1, 2007, 176,665 shares of redeemable stock were converted at $1.95 resulting in a reclassification of the shares from liabilities to equity.

On January 14, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500.

On April 14, 2008, the Company, Mr, Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (CEO of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $69,100 and $138,200 of compensation expense and additional paid in capital has been recorded for the three and nine months ended September 30, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

During the quarter ended September 30, 2008, $6,750,000 of notes was converted to 541,299 shares of common stock at a conversion price of $12.47. In addition 195,965 shares of common stock were issued as make whole interest expense of $2,310,313.

Note 15 - Gain from debt extinguishment

For three months and nine months, the Company recorded gain from debt extinguishment totaling $7,168,500. On September 27, 2008, Maoming Hengda, a subsidiary entered into a Debt Waive Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive RMB 50,000,000 of the total RMB 220,756,777 debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute contingency at date of purchase under SFAS 141 “Business Combinations” and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Note 16 – Taxes

Income tax

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate currently applicable to both DES and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs will not be eliminated for certain entities incorporated on or before March 16, 2007.

Significant components of the provision for income taxes on earnings from operation for three months ended September 30, 2008 and 2007 are as follows:

	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Current	$(812,532)	$2,025,389
Deferred	(1,271,269)
Total provision for income taxes	$(2,083,801)	$2,025,389

Significant components of the provision for income taxes on earnings from operation for nine months ended September 30, 2008 and 2007 are as follows:

	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Current	$1,146,714	$3,359,271
Deferred	(1,693,902)
Total provision for income taxes	$(547,188)	$3,359,271

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The principal component of the deferred income tax assets is as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Xi’an Rolling Mill’s Net operating loss carry-forward	$4,257,796	$1,599,004
Effective tax rate	25.00%	25.00%
Deferred tax asset	$1,064,449	$399,751
Long Gang Headquarter’s Net operating loss carry-forward	7,248,273	-
Effective tax rate	15%	-
Deferred tax asset	1,087,241	-
Totals	2,151,690	399,751

The entire deferred tax asset is from net operating loss generated by two of the Company’s operating entities, Xi’an Rolling Mill and Long Gang Headquarter. According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)
U.S. Statutory rates	34.00%	34.00%

Foreign income not recognized in USA	(34.00)%	(34.00)%
China income taxes	25.00%	33.00%
Tax effect of income not taxable for tax purpose	(4.32)%	(6.00)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(12)%	-
Total provision for income taxes	8.68%	27.00%

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
September 30, 2008
(UNAUDITED)

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is accrued at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia, is subject to an income tax at an effective rate of 25%.

Maoming Henggang is located in Guangdong province, is subject to an income tax at an effective rate of 25%.

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

VAT on sales and VAT on purchases amounted to $85,870,057 and $85,541,818 for the three months ended September 30, 2008, $69,175,773 and $52,979,253 for the three months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $259,114,372 and $221,395,447 for the nine months ended September 30, 2008, $100,209,901 and $70,869,712 for the nine months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2008 (Unaudited)	December 31, 2007
VAT taxes payable	$18,886,296	$20,320,241
Income taxes payable	2,266,127	5,112,876
Misc taxes	2,315,823	2,143,123
Totals	$23,468,246	$27,576,240

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Note 17 – Earnings per share

The calculation of earnings per share is as follows:

	Three months ended September 30		Nine months ended September 30,& ;#16 0;
	2008	2007	2008	2007
Income (Loss) attributable to holders of common shares	$20,464,274	$8,000,495	$(1,618,492)	$10,368,661
Basic weighted average number of common shares outstanding	35,687,891	32,343,332	35,157,579	31,704,912
Diluted weighted average number of common shares outstanding	35,687,891	32,343,332	35,157,579	31,704,912

Net income (Loss) per share
Basic	$0.573	$0.247	$(0.046)	$0.327
Diluted	$0.573	$0.247	$(0.046)	$0.327

As described in Note 1, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A Preferred Stock to purchase 30% minority ownership of Daqiuzhuang Metal. The preferred stock can not be converted to common stock. Thus, the 3,092,899 shares of Series A Preferred Stock have been excluded from the earnings per share calculation.

For the three months and nine months ended September 30, 2008, warrants and convertible notes were excluded from the diluted loss per share due to anti-diluted effect.

For the three months and nine months ended September 30, 2007, the Company has 1,176,665 shares of mandatory redeemable shares which are excluded from the calculation of basic and diluted EPS pursuant to SFAS,128. All outstanding warrants issued in connection with the redeemable shares were excluded from the diluted earnings per share calculation as they are anti-dilutive

Note 18 – Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu, is the chairman and the largest shareholder of Jing Qiu Steel Market Company.
Total rental income for the three months ended September 30, 2008 and 2007 was $439,290 and $397,500. Total rental income for the nine months ended September 30, 2008 and 2007 was $1,290,330 and $1,175,760.

The Company’s short term loan of $7,315,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu. Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu . Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

For the three months ended September 30, 2008 and 2007, through Dazhan and Hengying, the Company purchased total of $14,870,518 and $37,946,931 of material from these entities, and sold $9,813,680 and $3,683,875 of finished products to these entities, respectively. For the nine months ended September 30, 2008 and 2007, through Dazhan and Hengying, the Company purchased total of $69,221,131 and $79,580,378 of material from these entities, and sold $15,785,526 and $10,046,817 of finished products to these entities, respectively.

The Longmen Joint Venture did not obtain the VAT invoices from the local tax bureau until late July 2007. Before obtaining VAT invoices, all the sales and purchases made by the joint venture were carried out through the Company’s joint venture partner, Long Men Group. In addition to the VAT status issue, the Longmen Joint Venture also made sales through Long Men Group for outstanding sales contracts signed before June 2007. Also some sales through Long Men Group were made due to the established market share and its long term relationship with the customers. All the sales proceeds and purchase payments were recorded as receivables from or payables to Long Men Group. Total related party sales amounted to $85,609,768 and $308,197,619 for the three and nine months ended September 30, 2008, respectively. Total related party purchase of goods amounted to $64,739,755 and $245,357,391 for the three and nine months ended September 30, 2008, respectively.

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the nine months ended September 30, 2008 and the year ended December 31, 2007:

a.	Accounts receivable –related parties
Name of related parties	September 30, 2008 (Unaudited)	December 31, 2007
Long Men Group	91,294	-
Baogang Jian An	16,348	-
Tianjin Jing Qiu Steel Market	-	565,631
Total	$107,642	$565,631

b.	Other receivables - related parties

Beijing Wendlar	$312,790	$1,033,713
Yang Pu Capital Automobile	-	616,950
De Long Fen Ti	274,518	137,100
Tianjin Jin Qiu Steel Market	146,300	48,830
Yang Pu Sheng Xin	-	74,113
Tianjin General Steel Management Service Co., Ltd.	73,150	-
Yang Pu Sheng Hua		2,742
	$806,758	$1,913,448

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

c.	Advances on inventory purchases – related parties

Hengying	$-	$8,014,211
Dazhan	7,423,622	1,929,801
Liyuan Ximei	-	-
Daishang trading Co., Ltd.	695,662	-
	$8,119,284	$9,944,012

d.	Accounts payable due to related parties

Long Men Group	$1,977,509	$7,954,189
Dazhan	-	4,249,395
Tianjin Jin Qiu Steel Market	31,078
Henan Xinmi Kanghua	1,225,473	356,567
Zhengzhou Shenglong	266,085	269,917
Baotou Shengda Steel Pipe	1,418,301	1,472,670
ShanXi Fangxin	2,750,392	-
Liyuan Ximei	398,023	-
Jin Ma Coking Company	8,321,076	-
	$16,387,937	$14,302,738

e.	Short term loan due to related parties

Name of related parties	September 30, 2008 (Unaudited)	December 31, 2007
HanCheng TongXing	$-	$7,317,027
Hengying	3,394,160	-
	$3,394,160	$7,317,027

f.	Other payables due to related parties

Beijing Wendlar	$688	$34,275
Golden Glister	600,000
Tianjin Jin Qiu Steel Market	-	1,487,600
Hengying	4,144,353	563,816
Baotou Shengda Steel Pipe	58,622	31,095
ShanXi Fangxin	79,664	-
Baogang Jian An	-	9,597
	$4,883,327	$2,126,383

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

g.	Customer deposits – related parties

Long Men Group	$1,851,308	$-
Hengying	-	6,855,000
Haiyan	-	2,356,736
	$0	$9,211,736

Note 19 –Business combinations

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

Victory New Holdings Ltd. was a newly formed entity under the control of the Company’s Chairman, CEO and majority shareholder Zuosheng Yu. Victory New was legally owned by Mrs. Yang Baoyin, Mr. Yu’s mother. Therefore, General Steel and Victory New were under common control. According to SFAS 141, acquisition of minority interests from entities under common control should be accounted for using the purchase method. The Company engaged a third party to determine the fair value of transaction, which was $8,374,000. The premium over book value of $2,188,203 was accounted for as dividend distribution to the shareholder of Victory New.

b. Joint venture agreement with Baotou Steel

On April 27, 2007, Daqiuzhuang Metal, a wholly owned subsidiary of the Company, and Baotou Steel entered into an Amended and Restated Joint Venture Agreement (the “Amended agreement”), amending the Joint Venture Agreement entered into on September 28,. The Amended agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture from 20% to 80%.

The Amended agreement states that the initial capital of the joint venture company will be approximately $6,400,000, equal to the registered capital. Baotou Steel will contribute approximately $1,270,000 (RMB 10 million), and Daqiuzhuang Metal will contribute approximately $5,130,000 (RMB 40 million). Daqiuzhuang Metal and Baotou Steel each contributed 30% of their portion of the registered capital to commence the business. This joint venture obtained its business license on May 25, 2007. Operations began in the third quarter of 2007.

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
September 30, 2008
(UNAUDITED)

The ownership is as follows:

% Ownership
Baotou Iron and Steel (Group) Co., Ltd.	20%
Daqiuzhuang Metal Sheet Co., Ltd	80%

c. Shaanxi Longmen Iron and Steel Co., Ltd Joint Venture

On June 15, 2007, General Steel Holdings Inc. and Shaanxi Longmen Iron and Steel (Group) Co., Ltd. (”Longmen Group”) signed an agreement to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Longmen Group contributed the operating facility and corresponding debt with an appraised net asset value of RMB 200 million. General Steel Holdings, Inc. contributed RMB 300 million to the Longmen Joint Venture through its subsidiaries Daqiuzhuang Metal and Qiu Steel Investment. Daqiuzhuang Metal and Qiu Steel Investment contributed RMB 160 million and RMB 140 million in cash, and hold 32% and 28% ownership, respectively, or 60% collectively. Longmen Group owns 40% of the Longmen Joint Venture. The Longmen Joint Venture obtained the business license on June 22, 2007.

Assets acquired and debts assumed in the transaction are listed as below:

		Assumed by
Item	Fair Value	Longmen Joint Venture
Current assets	$317,744,960	$98,530,222
Property, plant, and equipment	186,915,879	164,811,374
Intangible assets	20,128,972	19,543,875
Other assets	99,604,841	-
Total assets	624,394,652	282,885,471
Current liability	473,168,746	223,776,221
Long term liability	38,246,111	32,809,250
Total liabilities	511,414,857	256,585,471
Net assets	$112,979,795	$26,300,000

On September 24, 2007, Longmen Joint Venture acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd. (“EPID)” for $2.4 million (RMB 18 million) and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., (“Hualong”) for $0.4 million (RMB 3 million). The parties agreed to make the effective date of the transaction July 1, 2007. Due to EPID, Hualong, and Longmen Joint Venture being under common management control, this transaction was recorded at the book value as of the effective date.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Assets acquired and debts assumed in the transaction are listed as below:

		Assumed by
EPID	Fair Value	Longmen Joint Venture (74.92%)
Current assets	$2,609,601	$1,955,113
Property, plant, and equipment	5,619,646	4,210,239
Total assets	8,229,247	6,165,352
Total liabilities	5,055,550	3,787,618
Net assets	$3,173,697	$2,377,734

		Assumed by
Hualong	Fair Value	Longmen Joint Venture (36%)
Current assets	$3,905,068	$1,405,824
Property, plant, and equipment	1,653,693	595,330
Total assets	5,558,761	2,001,154
Total liabilities	4,357,736	1,568,785
Net assets	$1,201,025	$432,369

On January 14, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of 217,487 square meters (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB 30 million). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 23 million), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control.

		Assumed by
Tongxing	Fair Value	Longmen Joint Venture (22.76%)
Current assets	$55,504,572	$12,632,840
Non current assets	8,088,884	1,841,030
Total assets	63,593,456	14,473,870
Total liabilities	50,782,229	11,558,035
Net assets	$12,811,227	$2,915,835

d, Acquisition of Hengda Steel Group

On June 25, 2008, The Company through Qiu Steel Investment entered into equity purchase agreement with the shareholders of Henggang to acquire 99% equity of Henggang. The total purchase price for the acquisition is $7.3 million (RMB 50 million). The fair value of Henggang was $10.1 million (RMB 69 million) as of June 30, 2008. Pursuant to SFAS 141, the excess of total fair value acquired over purchase price should be allocated as a pro rata reduction of non-current assets. Subsequently, the Company recorded the difference as a reduction of fixed assets acquired.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

The joint venture’s name is Maoming Heng Da Steel Group Co. Ltd., a company formed under the laws of the PRC. It is located in Maoming city, Guangdong province in China. It produces and sells high speed wire.

		Assumed by
Henggang	Fair Value	The Company
Current assets	$45,314,444	$44,861,300
Non current assets	81,780,107	78,290,811
Total assets	127,094,551	123,152,111
Total liabilities	117,027,385	115,857,111
Net assets	$10,067,166	$7,295,000

The financial data of Henggang as of September 30, 2008 is included in the Company’s consolidated financial statements.

Note 20 - Shareholder’s equity

On February 12, 2007, the Company issued to Aurelius Consulting Group, Inc. (also known as RedChip Companies, Inc.) 18,000 shares of common stock in the amount of $23,742 as a portion of its compensation for investor relations services rendered. Those shares were valued at the quoted market price at the date of the agreement.

In 2007, 1,176,665 shares of redeemable stock were converted at $1.95 resulting reclassification from liabilities to equity.

2,120,000 warrants were converted to common stock at $2.50 per share in September, 2007 for $5,300,000 in cash.

On October 1, 2007, the Company issued senior management and directors 70,100 shares of common stock at $8.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $572,016 for the year ended December 31, 2007.

On January 14, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500. The shares price is determined as the quoted market price on the date granted.

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $548,456 for the six months ended September 30, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

On April 14, 2008, the Company, Mr. Zuosheng Yu (CEO of the Company) and Mr. Zhang Dan Li (CEO of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued quoted market price of $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $69,100 and $138,200 of compensation expense and additional paid in capital has been recorded for the three months and nine months ended September 30, 2008.

On April 15, 2008, the Company granted senior management and directors 87,400 shares of common stock at $6.66 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $582,084 for the six months ended June 30, 2008.

On July 3, 2008, the Company granted senior management and directors 90,254 shares of common stock at $10.29 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $928,672 for the nine months ended September 30, 2008.

541,299 shares of common stock were issued upon conversion of notes with a carrying value of $6,750,000 at a conversion price of $12.48. In addition 195,965 shares of common stock were issued as make whole interest expense of $2,310,313. See note 12 for details.

140,000 shares of warrants in connection with the redeemable preferred stock were exercised at $5.00 per share in September 2008.

Warrants:
The Company has the following warrants outstanding:

Outstanding as of January 1, 2007	2,353,334
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2007	2,353,334
Granted	1,154,958
Forfeited	-
Exercised	(2,120,000)
Outstanding as of December 31, 2007	1,388,292
Granted	-
Forfeited	(93,334)
Exercised	(140,000)
Outstanding as of September 30, 2008	1,154,958

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$ 13.51	1,154,958	4.62	$13.51	1,154,958	4.62

Note 21 – Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. It was the first year the Company was required to make contributions to the state retirement plan. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $1,089,538 and $978,524 for the three months ended September 30, 2008 and 2007.Total pension expense incurred by the Company amounted to $2,420,595 and $1,245,033 for the nine months ended September 30, 2008 and 2007.

Note 22 – Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2008 and 2007, the Company transferred $648,363 and $0 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

Note 23 – Commitment and contingencies

The Company is obligated to contribute $5,130,000 (RMB 40 million), as registered capital to Baotou Steel Pipe Joint Venture. The Company contributed approximately $1,734,200 through December 31, 2007, and the balance will be contributed in the first half of 2009, from Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200. Total rental expense for the three months ended September 30, 2008 and 2007 amounted to $13,179 and $12,930. Total rental expense for the nine months ended September 30, 2008 and 2007 amounted to $38,710 and $35,273.

Daqiuzhuang Metal rented land for 50 years starting September 2005. The agreement called for Daqiuzhuang Metal to pay the first three years’ rent payments upon signing the agreement. The balance due for the remaining 47 years payment is due in September 2008, after the leassor has assisted Daqiuzhuang Metal in obtaining the appropriate land use rights. Total amount of the rent over the 50 years period is approximately $1,044,728 (or RMB 8,067,400).

As of September 30, 2008, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
2008	424,909
Thereafter	$-

Total rental expense amounted to $5,783 and $5,344 for the three months ended September 30, 2008 and 2007, respectively. And total rental expense of the land use right for the nine months ended September 30, 2008 and 2007, amounted to $17,349 and $15,808, respectively.

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

Management Comments

Third quarter total revenues increased 19.1% year over year to $411.5 million and first nine months total revenues increased 116.2% year over year to $1.1 billion.

Third quarter 2008 has been a challenging period for our operations. China is experiencing economic slowdown which has noticeably impacted the real estate market. Deutsche Bank estimates that Chinese real estate property sales have declined by more than 15% since the first of the year. Real estate is an important demand driver for our Longmen facility (Longmen comprises 87% of our turnover).

The result of the real estate slowdown has been a decline in selling price for construction steel across China.

Raw material input costs have also started to decline from the second quarter, but the rate of decline is slower than the decline selling prices have experienced. Steel companies of all sizes have been impacted. Steel Guru, a leading steel industry information website, reports that many Chinese small and medium steel companies have shut down due to the low selling prices and many large size steel companies have reduced output. Notably, the top 4 steel producers in China have jointly agreed to reduce output by 20%.

This is the typical “boom bust” cycle for commodity products such as steel. When selling prices are low, steel producers cut or stop production altogether. This reduces supply and inventories are consumed. As supply dwindles, eventually demand becomes greater than supply and selling prices increase once again.

Management is being proactive in managing the business through the current economic slowdown. We are taking the following steps.
-	Completed 2 new Blast Furnaces with greater efficiencies at our Longmen facility which will reduce our Cost of Goods on a per ton basis

-	Working with suppliers to lower input costs
-	Reducing headcount to improve our cost structure
-	Adjusting production in line with market conditions
-	Reducing inventory levels to take advantage of dropping raw material prices
-	Working to increase gross margins by expanding our product mix

In our 20 year operating history, we have been through multiple “boom bust” cycles and are confident in our ability to manage the company through this slowdown and position ourselves for the economic recovery.

While the economic slowdown is a difficult environment for operations, it presents many attractive mergers & acquisition (the “M&A”) prospects which is a key component of our growth strategy.

Third quarter 2008 highlights of actions by management to benefit our shareholders:

-
Completion of 2 X 1280 cubic meter blast furnaces at our Longmen JV. The new blast furnaces will effectively double our pig iron production capacity and increase earnings potential. The new blast furnaces are more efficient using less energy, less coke and labor to produce iron. The first blast furnace is being prepped for operation and we anticipate it to be on line in late November with the other furnace to follow at a later date. The new more efficient furnaces gives us an important advantage against many of our competitors who are dealing with higher input costs due to their reliance on outdated and inefficient production processes and technology. It is important to note we have funded this large capital expenditure locally (USD 146.7 million YTD). This reallocation of working capital to the construction of this important income-producing asset has caused pressure on our current financial results. We believe that the long term future benefits of the blast furnaces outweigh the short term impact on our current results.

-
Completion of a debt restructuring for our Maoming subsidiary resulting in a RMB 50 million debt waiver. This debt waiver immediately increases the Net Asset Value of our Maoming subsidiary by RMB 50 million.

-	Negotiated a price compensation refund from a key supplier which will lower our cost of goods. This benefit will show up in our fourth quarter results.

-	Signed Letter of Intent with Yantai Steel Pipe Co. Ltd. which upon completion of the joint venture will move General Steel into a higher margin product segment.

Although the present market conditions are challenging, we would like to highlight the following important market dynamics.

-
The China national government is concerned about the current economic slowdown and announced a $586 billion economic stimulus program on November 8, 2008 aiming to bolster domestic demand. The plan includes spending in housing, infrastructure, agriculture, health care and social welfare.

-	We anticipate the continued decrease in the cost of input raw materials.
-	Our pipeline of M&A targets is growing including companies with higher gross margin product lines
-	Our sales are focused primarily on the China domestic market where a large demand driver is government infrastructure spending.
o	Our Longmen facility is supplying reinforcing steel to a double ringed subway system project in Xian (180km from our facility).
o	The Bei Shan Ling Port district where our Maoming facility is located started a large infrastructure project building 76 deep water docking terminals.

We remain positive on the long term development of China. Steel is a basic building material and the Chinese steel industry along with General Steel Holdings Inc. is closely linked to China’s development.

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

We presently have controlling interest in four steel subsidiary companies:

•	Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal);
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (Baotou Steel Pipe Joint Venture);
•	Shaanxi Longmen Iron and Steel Co., Ltd. (Longmen Joint Venture); and
•	Maoming Hengda Steel Group Limited (Maoming).

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

We have invested $1.56 million cash into this joint venture with the rest of the required registered capital to be invested within two years. The remainder of the investment will come from Daqiuzhuang Metal.

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

Currently, the Longmen Joint Venture has 4 branch offices, 7 subsidiaries under direct control and 8 entities in which we have indirect control interest.

Longmen Joint Venture employs approximately 6,000 full-time and 2,000 part-time workers.

The current annual capacity at Longmen Joint Venture is 2.5 million tons of crude steel. It is the largest steel producer in Shaanxi province. Approximately 94% of its total production is devoted to reinforced bar steel (rebar - a commodity grade steel product used to reinforce the concrete), with the remainder being roundbar, wire rod and related products. These products are primarily used in building and infrastructure construction.

We completed 2 new blast furnaces and supporting facilities. The first blast furnace will come on line in late November 2008 with the second to follow at a later date. The new blast furnace each has a volume of 1,280 cubic meters. The new blast furnaces and support facilities will increase our crude steel producing capacity to approximately 4 million tons annually.

In addition to increased output, the new blast furnaces will create greater production efficiencies through reduced energy, raw material inputs and labor costs.

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

On January 11, 2008, Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture contributed its land use right of 217,487 square meters (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB 30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 22,744,419), providing the Joint Venture a stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. Tongxing has two core operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 300,000 tons. Its rebar processing facility has an annualized rolling capacity of 300,000 tons.

• Maoming Hengda Steel Group Limited (Maoming)

On June 25, 2008, through our subsidiary Tianjin Qiu Steel Investment, we acquired 99% of Maoming Hengda Steel Group, Limited (“Maoming”) for RMB 50 million (approximately USD 7.3 million). Maoming’s core business is the production of high-speed wire and rebar, products used in the construction industry. Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province, the facility has two production lines capable of producing 1.8 million tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar each year. The products are sold through 9 distributors targeting customers in Guangxi province and the western region of Guangdong province.

We paid RMB 50 million ($7.3 million) for the facility. The facility had been operating at approximately 10% of capacity due to, we believe, a redirected corporate focus of the previous owners.

After many rounds of difficult negotiations, on September 27, 2008 we completed a RMB 50 million ($ 7.8 million) debt waiver agreement which increased our net asset value of the subsidiary by an equivalent amount.

Operating Information Summary by Subsidiaries

	Daqiuzhuang Metal	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Heng Da
Annual Production Capacity (ton)	400,000	100,000	2.5 million	1.8 million
Main Products	Carbon/Silicon Sheet	Spiral-weld pipe	Rebar	High-speed wire
Main Application	Light Agricultural Vehicles	Energy transport	Infrastructure and Construction	Infrastructure and Construction

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

Factors affecting our operating results

Demand for our products

Overall, domestic economic growth is an important demand driver for our products. Currently, China is experiencing an economic downturn from its past eight years of record growth. Never-the-less, according to estimates by Deutsche Bank, China’s economy will still grow by approximately 9.9% in 2008, well above many western developed economies. Industry demand drivers for our products include construction and infrastructure growth, rural income growth and energy demand.

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

At Maoming, infrastructure growth and business development are demand drivers for our construction steel products. Guangdong province serves as an export hub to Southeast Asia and abroad for many products produced in China, and is one of China’s most economically advanced provinces. According to a National Development and Reform Commission Industrial Update issued June 23, 2008 projected annual demand for steel products in Guangdong will reach 50 million tons by the end of 2010. On June 3, 2008, the Guangdong provincial government announced plans within the Bei Shan Ling Port District, the area in which our facility is located, to build 76 new shipping terminals with an aggregate throughput of 350 million tons annually. These construction projects and other infrastructure projects in the region will be demand drivers for our products.

Supply of raw materials

Iron ore
Our primary raw materials consist of iron ore, coke, hot-rolled steel coil and steel billets. Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw material. Longmen Joint Venture uses iron ore and coke as its main raw material. Maoming uses steel billets as it’s raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the price of iron ore and coke are the primary raw material cost driver for our products.

Longmen Joint Venture represents 2.5 million tons of our aggregate 4.8 million ton annual production capacity. At Longmen Joint Venture, approximately 90% of the production costs are attributable to the purchase of raw materials, with iron ore being the largest component of the purchase.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron ore will have to be filled by imports. At our Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by our joint venture partner), domestic sources and from imports. The Daxigou mine has 300 million tons of proven iron ore reserves, of which only less than one million tons have been excavated. According to the terms of our Joint Venture agreement with the strategic partner, we have first rights of refusal for sales and development from this mine.

We currently source approximately 80,000 tons per month of our iron ore from the Mulonggou and Daxigou mines, 70%-75% from domestic mines and remaining amount of our iron ore from imports. The Longmen JV sources iron ore from the Mulonggou and Daxigou mines below market prices due to it’s shareholding relationships. In 2008, we aim to increase the quantity of iron ore sourced from Mulonggou and Daxigou mines to approximately 100,000 tons per month. We anticipate this will increase our gross margin. We believe gaining greater direct control over our key raw material supply is important for margin and secured source protection.

Coke
After iron ore, coke is our second most largely consumed raw material. It takes approximately 550 kg to 600 kg of coke to make 1 ton of pig-iron.

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

Environmental controls for the Olympic Games

This summer, Beijing hosted the Olympic and Paralympic Games. In an effort to improve the air quality in and around Beijing, Interfax China reported that Hebei Development and Reform Commission suspended production at 42 polluting enterprises in the province, including small scale steel mills. The closure period was targeted between July 17 and the beginning of October 2008. The enterprises were scattered through seven cities surrounding Beijing: Shijiazhuang, Chengde, Zhangjiakou, Qinhuangdao, Tangshan, Langfang and Baoding. Our facilities were not included in this list. However, certain environmental controls imposed on Tianjin-area companies did cause us to reduce production at our Daqiuzhuang Metal facility.

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

Operating Results

Sales Revenue

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net sales for the three months ended September 30, 2008 increased 19% to $411.5 million compared to $345.4 million for the same period of 2007.

Daqiuzhuang Sheet Metal, shipments for the three months ended September 30, 2008 decreased 32% to 46,804 tons from 69,245 tons in the same period of 2007. The decrease in volume is largely attributed to production restrictions by the government to improve air quality for the Beijing Olympics. The restrictions were in place from July 17 until beginning of October 2008.

Baotou Steel Pipe Joint Venture, shipments increased 82% to 15,120 tons from 8,295 tons in the same period of 2007. The increase is due to a pipe processing contract with Baotou Steel to supply pipe for a pipeline for transporting iron ore via slurry instead of truck and rail. The pipeline will be 172 kilometers long connecting the Bai Yun E Bo iron ore mines to the Baotou Steel facility located in the city of Baotou.

Longmen Joint Venture, shipments for the three months ended September 30, 2008 decreased 27% to 535,307 tons from 736,916 tons in the same period of 2007. The decrease in sales volume reflects a management decision to carry out maintenance on our blast furnaces during this period of declining selling prices. While shipments decreased, overall sales value increased 18% due to increase of Average Selling Price compared with the same period 2007.

Maoming shipments for the three months ended September 30, 2008 were 22,261 tons. This subsidiary was acquired June 25, 2008 so a comparison to the same period last year is not possible. The emphasis this quarter for this subsidiary was installing policies and procedures and securing raw material inputs at lower prices.

The following table displays sales and steel shipment data for our operating units for the three months ended 2008 and 2007.

	3rd Quarter 2008		3rd Quarter 2007
Operating Unit	Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
	(in Tons)		(in Tons)
Daqiuzhuang Metal	46,804	$35,631,427	69,245	$40,315,887
Baotou Steel Pipe Joint Venture	15,120	5,575,198	8,295	3,747,359
Longmen Joint Venture	535,307	355,938,209	736,916	301,321,091
Maoming	22,261	14,375,997
Totals	619,492	$411,520,831	814,456	$345,384,337

Nine months ended September 30, 2008 compared with Nine months ended September 30, 2007

Overall, net sales for the nine months ended September 30, 2008 increased 116% to $1.09 billion compared to $0.50 billion for the same period of 2007.

The 116% increase in net sales is attributed to:

Higher Average Selling Prices compared to last year and Acquisition Timing of our subsidiaries.

Acquisition Timing of our subsidiaries:
Our Baotou subsidiary started operations May 25, 2007. Third quarter 2008 cumulative results reflects a full nine months of operations whereas third quarter 2007 cumulative results includes four months of Baotou Joint Venture operations.

Our Longmen Joint Venture started operations on June 1, 2007.  Third quarter 2008 cumulative results reflects a full nine months of operations whereas third quarter 2007 cumulative results includes four months of Longmen Joint Venture operations.

Our Maoming subsidiary started operations June 25, 2008. Third quarter 2008 cumulative results reflects a full three months of operations whereas this subsidiary did not exist for the same period last year.

The following table displays sales and steel shipment data for our operating units for the nine months ended 2008 and 2007.

	Nine months, 2008		Nine months, 2007
Operating Unit	Shipment Volume	Sales Amount	Shipment Volume	Sales Amount
	(in Tons)		(in Tons)
Daqiuzhuang Metal	166,691	$117,997,016	254,412	$121,440,779
Baotou Steel Pipe Joint Venture	21,458	9,571,523	8,295	3,747,359
Longmen Joint Venture	1,522,107	948,171,230	944,489	379,058,914
Maoming	22,261	14,375,997
Totals	1,732,517	$1,090,115,766	1,207,196	$504,247,052

Gross Profit

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Gross profit for the three months ended September 30, 2008 decreased to ($6.3) million from $25.9 million for the same period last year.

The decrease in gross profit is largely due to economic slowdown noticeably impacting the China real estate market and general economy.

Real estate is an important demand driver for construction steel. Selling prices and raw material input costs are both coming down, but selling prices are coming down at a faster rate than raw material input costs. Management is taking actions to contain the erosion of gross margins during this difficult period.

Daqiuzhuang Sheet Metal gross profits for the three months ended September 30, 2008 increased 20% to $1.1 million from $0.9 million in the same period of 2007. This increase in gross profit is the result of higher Average Selling Prices and revamped product mix to higher margin products (silicon steel sheets).

Baotou Steel Pipe Joint Venture gross profits for the three months ended September 30, 2008 increased 324% to $0.59 million from $0.14 million in the same period of 2007. This increase in gross profit is due to the Baotou Steel pipe processing contract. In this contact we are only processing steel sheets into pipe. We do not bear inventory and are therefore are not exposed to increasing input costs.

Longmen Joint Venture gross profits for the three months ended September 30, 2008 decreased to ($6.4) million from $24.8 million in the same period of 2007. This decrease is due to economic slowdown noticeably impacting the real estate market which is an important demand driver for our Longmen Joint Venture. Selling prices are falling faster than the rate at which our input costs are falling and created negative gross profit. We continued to produce even with a negative Gross Profit to consume existing inventory so that we can take advantage of falling raw material prices..

Maoming Hengda gross profits for the three months ended September 30, 2008 are ($1.6) million. The negative margin was due to price erosion which happened after the supply contracts were signed and before the fulfillment of the customer orders.

The following table displays gross profit and gross margin data for our operating units for the three months ended 2008 and 2007.

	3rd Quarter 2008		3rd Quarter 2007
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$1,092,008	3.06%	$910,749	2.26%
Baotou Steel Pipe Joint Venture	591,407	10.61%	139,428	3.72%
Longmen Joint Venture	(6,400,533)	(1.80)%	24,839,574	8.24%
Maoming	(1,630,476)	(11)%	-	-
Totals	$(6,347,594)	(1.54)%	$25,889,751	7.5%

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Gross profit for the nine months ended September 30, 2008 was $29.5 million, compared to $35.7 million for the same period last year.

The drivers impacting our gross profit for the nine months ended September 2008 are the same drivers impacting our gross profit for three months ended September 2008.

The following table displays gross profit and gross margin data for our operating units for the nine months ended 2008 and 2007.

	Nine months, 2008		Nine months, 2007
Operating Unit	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Daqiuzhuang Metal	$4,717,880	4.00%	$3,628,017	2.99%
Baotou Steel Pipe Joint Venture	628,033	6.56%	139,428	3.72%
Longmen Joint Venture	25,787,889	2.72%	31,968,679	8.43%
Maoming	(1,630,476)	(11)%
Totals	$29,503,326	2.71%	$35,736,124	7.09%

Cost of Sales

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation and other fixed costs. Overall, cost of sales increased to $417.9 million for the three months ended September 30, 2008 from $319.5 million for the same period of 2007.

The increase in cost of sales is mostly attributed to the addition of our Maoming subsidiary and increased cost of iron ore, coke and hot-rolled steel coils, our primary raw material inputs.

	3rd Quarter 2008		3rd Quarter 2007
Operating Unit	Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
	(in Tons)		(in Tons)
Daqiuzhuang Metal	46,804	34,539,420	69,245	$39,405,138
Baotou Steel Pipe Joint Venture	15,120	4,983,791	8,295	3,607,931
Longmen Joint Venture	535,307	362,338,741	736,916	276,481,517
Maoming	22,261	16,006,473
Totals	619,492	417,868,425	814,456	$319,494,586

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Overall cost of sales increased to $1.06 billion for the nine months ended September 30, 2008 from $0.47 billion for the same period of 2007.

The increase in cost of sales is attributed to increased cost of iron ore, coke and hot-rolled steel coils, our primary raw material inputs and Acquisition Timing of our subsidiaries (see Sales Revenue nine months ending September 2008 for details of Acquisition Timing of our subsidiaries).

The following table displays cost of sales and steel shipment data for our operating units for the nine months ended 2008 and 2007.

	Nine months, 2008		Nine months, 2007
Operating Unit	Shipment Volume	Cost of Sales	Shipment Volume	Cost of Sales
	(in Tons)		(in Tons)
Daqiuzhuang Metal	166,691	113,279,136	254,412	$117,812,762
Baotou Steel Pipe Joint Venture	21,458	8,943,490	8,295	3,607,931
Longmen Joint Venture	1,522,107	922,383,341	944,489	347,090,235
Maoming	22,261	16,006,473
Totals	1,732,517	1,060,612,440	1,207,196	$468,510,928

Selling, General and Administrative Expenses

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $12.3 million for the three months ended September 30, 2008, compared to $6.80 million for the same period of 2007. This increase is partially attributed to the addition of our Maoming subsidiary which did not exist in the same period 2007.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Selling, general and administrative expenses were $28.4 million for the nine months ended September 30, 2008, compared to $10.3 million for the same period of 2007.

A large portion of the increase is related to Acquisition Timing of our subsidiaries (see Sales Revenue nine months ending September 2008 for details of Acquisition Timing of our subsidiaries) .

Other income (expense)

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Through negotiations, Guangzhou Hendga Industrial Group Limited agreed to waive RMB 50 million (approximately USD 7.8 million) of debt to our Maoming subsidiary. This immediately increases the net asset value of our Maoming subsidiary by RMB 50 million (approximately USD 7.8 million)

Interest expense including amortization of debt issuance cost was $6.9 million, including $2.3 million make whole interest charge for the three months ended September 30, 2008, compared to $4.3 million for the same period in 2007. This increase is largely attributable to make whole interest charge. Gain from derivative instrument was $26.7 million for the three months ended September 30, 2008 including $29.9 million decrease in the value of derivative liabilities and $0.9 million effective interest charge and amortization of debt issuance cost. There was no derivative instrument for the same period of 2007.

On December 13, 2007, the Company entered into a Securities purchase Agreement to sell senior convertible notes in the aggregate principal amount of $40,000,000 and warrants to purchase an additional aggregate amount of 1,154,958. In July 2008, the Company converted $6,750,000 bonds to 737,268 shares common stock.

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

On September 30, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased by $29,884,898 during the nine months period, including $8,794,176 for the decrease in fair value of the warrants and $21,090,722 for the decrease in fair value of the conversion option. The decrease was recorded as gain and included in other expense.

As of September 30, 2008, the balance of derivative liabilities was $17,954,558, which consisted of $5,540,560 for the warrants and $12,413,998 for the conversion option, and the carrying value of the notes was $6,214,879. The effective interest charges on notes totaled $896,850 for the three months ended September 30, 2008. Deferred issuance cost was amortized to interest expense using the effective interest method at $13,205 for the three months.

During the quarter ended September 30, 2008, the note holder has converted $6,750,000 into 737,268 shares of common stock with make whole expense of $2,310,313.

Nine months ended September 30, 2008 compared with Nine months ended September 30, 2007

Interest expense was $19.1 million for the nine months ended September 30, 2008, compared to $6.7million for the same period in 2007. This increase is largely attributable to the operations of the Longmen Joint Venture, which began June 1, 2007. Gain from derivative instrument was $0.2 million for the nine months ended September 30, 2008 including $4.8 million decrease in the value of derivative liabilities and $2.7 million of effective interest charge and amortization of debt issuance cost, and $2.3 million of make whole interest expense as well. There was no derivative instrument for the same period of 2007.

Pursuant to SFAS 133 and EITF 00-19, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

As of September 30, 2008, the effective interest charges on notes totaled $2,629,701 for the nine months and the unamortized financing cost was $4,234,103, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. Deferred issuance cost was amortized to interest expense using the effective interest method at $33,634 for nine months.

Net income

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net income for the three months ended September 30, 2008 increased 156% to $20.5 million compared to $8.0 million for the same period of 2007.

This increase is largely attributable to gain from derivative instrument which was $26.7 million for the three months ended September 30, 2008. There was no derivative instrument for the same period of 2007.

The derivative instrument gain is a non-operating, non-cash gain related to the convertible bond and related warrants issued December 2007. Due to accounting rules, the derivative instrument value and associated gain or loss is linked to the stock price of General Steel Holdings, Inc. The gain or loss of this instrument has no impact on cash (no cash was paid out or received in).

Nine months ended September 30, 2008 compared with Nine months ended September 30, 2007

Net loss for the nine months ended September 30, 2008 is $1.6 million compared to net income of $10.4 million for the same period of 2007. This decrease is mainly due to third quarter economic slowdown and subsequent dropping of sales price.

Earnings per share

Earnings per share is $0.573 for the three months ended September 30, 2008 and is ($0.046) for the nine months ended September 30, 2008. Earnings per share are calculated as follows:

EPS (GAAP)	Three months ended September 30		Nine months ended September 30,
	2008	2007	2008	2007
Income (Loss) attributable to holders of common shares	$20,464,274	$8,000,495	$(1,618,492)	$10,368,661
Basic weighted average number of common shares outstanding	35,687,891	32,343,332	35,157,579	31,704,912
Diluted weighted average number of common shares outstanding	35,687,891	32,343,332	35,157,579	31,704,912

Net income (Loss) per share
Basic	$0.573	$0.247	$(0.046)	$0.327
Diluted	$0.573	$0.247	$(0.046)	$0.327

The third quarter 2008 earnings per share were positively impacted by the gain on derivative instrument which is a non-operating, non cash gain. Management believes that Operating Net Income, which is calculated as our GAAP net earnings before impact of derivative gain or loss is a better measurement of our operating performance. Operating Net Income is a non-GAAP measurement.

Operating Net Income	Three months ended September 30		Nine months ended September 30,
	2008	2007	2008	2007
Operating Income (Loss) attributable to holders of common shares	$(6,200,256)	$8,000,495	$(1,413,874)	$10,368,661
Basic weighted average number of common shares outstanding	35,687,891	32,343,332	35,157,579	31,704,912
Diluted weighted average number of common shares outstanding	35,687,891	32,343,332	35,157,579	31,704,912

Operating Net Income (Loss) per share
Basic	$(0.174)	$0.247	$(0.040)	$0.327
Diluted	$(0.174)	$0.247	$(0.040)	$0.327

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the nine months ended September 30, 2008 and 2007. Therefore, no provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

For the three months ended September 30, 2008, we had a tax expense of $(2.1) million. For the nine months ended September 30, 2008, we had a tax expense of $(0.5) million.

Maoming is located in Guangdong province, is subject to an income tax at effective rate of 25%.

Minority interest

Minority interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture and 1% interest in Maoming by other.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $22.4 million as of September 30, 2008 compared to $11.8 million on December 31, 2007.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of September 30, 2008, we reserved $0.3 million for bad debt allowance based on our reasonable estimate.

Liquidity and capital resources

Due to the strong market demand for our products and our new Longmen Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. Our bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks every year. Cash balance including restricted cash amounted to $138.3 million and $52.1 million as of September 30, 2008 and December 31, 2007, respectively.

Operating activities

Net cash provided by operating activities for the nine months ended September 30, 2008 was $83.5 million compared to cash used in operating activities of $10.6 million in the same period of 2007. This change was mainly due to the combination of the following factors:

Cash inflow after the adjustments of some non-cash items to the net loss, such as depreciation and amortization, (Gain) Loss from debt extinguishment, stock issued for services and compensation, Amortization of discount on convertible notes, Notes converted -Make-whole value, Change in fair value of derivative instrument, minority interest and gain on derivative instrument and deferred tax assets, totaled of $9.1 million compared to $13.8 million as of September 30, 2007.

Cash inflow due to the increase in accounts payable, other payables, accrued liabilities, customer deposits and tax payable totaled of $45.0 million for the nine months ended September 30, 2008 compared to $58.7million as of September 30, 2007. We have recently completed construction of two new blast furnaces at Longmen Joint Venture. We have been financing this construction using vendor financing and working capital provided by our suppliers and customers.

Cash inflow resulting from increase in accounts receivable and accounts receivable-related party which was $67.3 million in nine months of 2008 compared to cash outflow of $3.5million as of September 30, 2007.

Cash outflow due to increase in notes receivable, other receivable, other receivable-related parties, inventory, advances on inventory purchases and prepaid expense of $36.3 million compared to $90.0 million as of September 30, 2007.

Investing activities

Net cash used in investing activities was $150.3 million for nine months of 2008 compared to $5.7 million used in the same period of 2007. This increase in cash used in investing activities mainly resulted from a $145.8 million cash outflow which was spent on building the new blast furnaces. The Company contributed $7.1 million to Maoming’s original shareholders in exchange of 99% of the equity of Maoming.

Financing activities

Net cash provided by financing activities was $39.4 million for nine months of 2008 compared to $16.2 million in the same period of 2007. This was mainly attributable to a net cash inflow of $115.3 million on short term notes payable and outflow of $76.8 million on restricted cash.

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

Off-balance sheet arrangements

There ware no off-balance sheet arrangements in the third quarter of 2008.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years
	Dollars amounts in thousands
Bank loans (1)	$82,705	$82,705	$-	$-
Notes payable	185,654	185,654
Deposits due to customers and sales representatives	127,851	127,850	-	-
Convertible notes ( Principal plus Interest )	47,250	1,604	5,585	40,061
Total	$443,460	$397,813	$5,585	$40,061

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

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture and Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $221,915 decrease to income.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended September 30, 2008, approximately 41% of our sales were to five customers and these customers accounted for 0.5% of total account receivables. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron ore and steel.

The major raw materials that we purchase for production are iron ore and steel coil. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those increases to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

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

We have no operations independent of those of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Longmen Joint Venture, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture. Longmen Joint Venture and Maoming and we will be subject to the financial, business and other factors affecting our subsidiaries as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

Since 1994 the PRC has pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the PRC government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the PRC government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of September 30, 2008, the exchange rate of the RMB to the U.S. dollar was 6.854 yuan to 1 dollar.

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

We registered the shares of our common stock issuable upon conversion approximately $40,000,000 worth of senior convertible notes convertible into 4,170,009 shares of our common stock assuming a conversion price of $12.47 per share and applicable interest rates and upon the exercise warrants to purchase an additional aggregate amount of 1,154,958 shares of our common stock at an exercise price of $13.51 per share that we issued in December 2007. The issuance of shares of our common stock upon conversion of the notes and exercise of the warrants will dilute current shareholders’ holdings in our company. The senior convertible notes have a five year term through December 12, 2012 and the warrants are exercisable from May 13, 2008 to May 13, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

90,250 share issuance of common stock as interim incentives to senior and mid-level management

On July 3, 2008, the Company issued senior management and directors 90,250 shares of our common stock as compensation. We valued the shares at the market price as of the date they were granted. We recorded $928,672 as compensation expense.

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

General Steel Holdings, Inc.

Date: November 14, 2008	By: /s/ Zuosheng Yu
Zuosheng Yu
Chairman and Chief Executive Officer

Date: November 14, 2008	By: /s/ John Chen
John Chen
Director and Chief Financial Officer