Form 10-K
period 2008-12-31
GENERAL STEEL HOLDINGS INC
filed 2009-03-10
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
375 N. Stephanie St. Suite 1411
Henderson, NV 89014-8909
Tel: (702) 866-2500
(Name, address and telephone number for Agent for Service)

+86 (10) 5879-7346
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $ .001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 6, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $28,645,401 based on the $1.98 per share as reported on the NYSE.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 10, 2009
Common Stock, $ .001 par value per share	36,281,074

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
None	Not applicable

PART I

Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section, “Forward Looking Statements.”  Our actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including Item 1A, Risk Factors of this Form 10-K.

ITEM 1. BUSINESS

Overview

General Steel Holdings Inc. (“General Steel”) (the “Company”) is a merger and acquisition company consolidating Chinese steel companies within the fragmented Chinese steel industry. General Steel is currently comprised of 4 operating subsidiaries; the largest is Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) located in Shaanxi province. It comprises approximately 87% of our sales revenue.

Our goal is to become one of the largest and most profitable non-government owned steel companies in China through a two-pronged strategy of acquisitions and internal development.

Among the highlights of 2008
•	Merger and Acquisitions
Acquired through our subsidiary Qiu Steel Investments Ltd., 96.8% ownership of Maoming Hendga Steel Co., Ltd. (“Maoming”) for approximately $7.1 million.

Signed a letter of intent to form a joint venture with Yantai Steel Pipe Co., Ltd.

•	Internal Developments
Completed two 1280m3 blast furnaces at our Longmen Joint Venture subsidiary increasing our crude steel making capacity by 2 million metric tons annually.

Migrated to the NYSE

•	Growth
Increased sales 75% from $772,439,165 in 2007 to $1,351,203,149 in 2008.

Background

Our company was initially incorporated as “American Construction Company” (“ACC”) on August 5, 2002, in the State of Nevada.

On October 14, 2004, ACC, Northwest Steel Company, a wholly-owned Nevada subsidiary of ACC (“Merger Sub”), and General Steel Investment Co., Ltd., a British Virgin Islands company (“General Steel Investment”) entered into an Agreement and Plan of Merger pursuant to which ACC acquired General Steel Investment through a merger between Merger Sub and General Steel Investment and then merger of Merger Sub with ACC, and its 70% ownership in its subsidiary Tianjin Daqiuzhuang Metal Sheet Co., Ltd., a Chinese company of limited liability (“Daqiuzhuang Metal”) in exchange for shares of ACC’s common stock.

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

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the Joint Venture Agreement entered into on September 28, 2005 ("Original Joint Venture Agreement"). The Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited a Chinese company of limited liability (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from China on May 25, 2007, and started its normal operation in July 2007.

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

On June 15, 2007, General Steel and Shaanxi Longmen Iron and Steel (Group) Co., Ltd., a Chinese company of limited liability (“Longmen Group”), signed an agreement to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). The parties agreed to make the effective date of the transaction June 1, 2007. General Steel contributed RMB300 million, or approximately $39,450,000, through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment, to the Longmen Joint Venture. General Steel and Longmen Group own a 60% and 40% ownership interest, respectively, in Longmen Joint Venture. The Longmen Joint Venture obtained its business license from China on June 22, 2007. The total registered capital of Longmen Joint Venture is RMB500 million, or approximately $65.8 million. Pursuant to the joint venture agreement, Longmen Group contributed land, buildings, iron making, steel making, and steel rolling facilities whereas General Steel contributed cash through its subsidiaries Daqiuzhuang Metal and Qiu Steel Investment to the Longmen Joint Venture. In the Longmen Joint Venture, Longmen Group has a 40% ownership interest, Daqiuzhuang Metal has a 32% ownership interest and Qiu Steel Investment has a 28% ownership interest, respectively. In total, General Steel controls approximately 60% of the Longmen Joint Venture through Daqiuzhuang Metal and Qiu Steel Investment.

On September 24, 2007, Longmen Joint Venture further acquired 74.92% ownership interest in Environmental Protection Industry Development Co., Ltd., a Chinese company of limited liability (“EPID”), for RMB18,080,930, or approximately $2,380,000, and a 36% equity interest in Hualong Fire Retardant Materials Co., Ltd., a PRC company of limited liability (“Hualong”), for RMB3,287,980, or approximately $430,000. The parties agreed to make the effective date of the transaction July 1, 2007.

On December 12, 2007, Longmen Joint Venture entered into an investment agreement with Hancheng Tongxing Metallurgy Co., Ltd., a Chinese company of limited liability (“Tongxing”), contributing 217,478.47 square meters of land use rights at an appraised value of approximately RMB 30,227,333, or approximately $4.1million. Pursuant to the agreement, the land was converted into shares valued at RMB22,744,419, or approximately $3.1million, which gave Longmen Joint Venture a 22.76% stake in Tongxing.

On June 25, 2008, through our subsidiary, Qiu Steel Investment, Ltd. (“Qiu Steel Investment”) we paid RMB50 million cash, or approximately $7.1 million, to private parties to purchase 96.8% of Maoming Hengda Steel Group, Ltd. (“Maoming”).  Maoming obtained its business license from China on June 20, 2008. The total registered capital of Maoming is RMB544.6 million, or approximately $77.8 million.

The following table reflects the Company’s current organization structure:

Our Operating Subsidiaries and Products

Daqiuzhuang Metal

Daqiuzhuang Metal started its operation in 1988, and was incorporated under its current form on August 18, 2000, in Jinghai county, Tianjin municipality, China. Daqiuzhuang Metal is a wholly-owned subsidiary of the Company.

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

Daqiuzhuang Metal currently has ten steel sheet production lines capable of processing approximately 400,000 metric tons of 0.75-2.0 mm hot-rolled carbon and silicon steel sheets per year. The raw materials we use to produce our hot-rolled sheets are hot-rolled steel coils which we purchase from a variety of local sources. There are many sources of hot-rolled steel coil in Tianjin and neighboring Hebei province. There is little seasonality in the demand for the products manufactured by Daqiuzhuang Metal; however, the first quarter typically shows the least demand attributable to the Chinese New Year holiday. In 2005, to comply with a Daqiuzhuang County environmental clean-up campaign, we invested $94,000 to remodel our industrial water recycling system. We do not believe future costs to environmental compliance will be material to our financial position. We allow some customers to purchase on credit which contributes to our accounts receivable balance. For the hot-rolled steel coil which we purchase as the raw material for our flat-rolled sheets, we generally pay in arrears. However, when based on our experience in the market we feel that raw material prices are at a low point, we will pre-pay for a large amount to lock-in the low price.

Until 2007, Daqiuzhuang Metal was our only production facility and accounted for 100% of our operating revenue.

Baotou Steel Pipe Joint Venture

Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou city, Inner Mongolia Autonomous Region, China. It produces and sells spiral-weld steel pipes and primarily serves customers in the oil, gas and petrochemical markets. The raw materials used to produce the pipes are hot-rolled carbon and low alloy steel coils and strips which we purchase from our Joint Venture partner, Baotou Steel. Pipes produced have a diameter ranging from 219-1240 mm; a wall thickness ranging from 6-13 mm; and a length ranging from 6-12 m. The facility has two production lines with current annual production capacity of 100,000 metric tons. Due primarily to harsh winter weather conditions slowing regional construction projects, seasonal demand for products typically drops in the fourth and first quarters and peaks in the second and third quarters.  Baotou Steel Pipe Joint Venture began sales efforts in July 2007.

Longmen Joint Venture

Longmen Joint Venture is located in Hancheng city, Shaanxi province, China. Longmen Joint Venture is the largest integrated steel producer in Shaanxi. It uses iron ore and coke as primary raw materials for steel production. Longmen Joint Venture has annual crude steel production capability of 4.0 million metric tons. It produces pig iron, crude steel, reinforced bars (rebar) and high-speed wire which are sold mostly in the domestic market. Approximately 90% of finished production is devoted to rebar. Rebar produced has a diameter range from 12-32 mm and a length range of 6-12 m. We follow the traditional industry pattern for demand of construction products, whereby demand typically peaks in the third quarter owing to favorable summer weather conditions for construction and dips in the first quarter typically owing to a slowing in construction due to weather impairments and the Chinese New Year holiday. In 2005, our joint venture partner, the Longmen Group, received ISO 14001 certification for is overall environmental management system. We do not believe future costs to environmental compliance will be material to our financial position. Longmen Joint Venture is also engaged in other business activities, most of which are related to steel manufacturing, such as the production of coke and iron ore pellets from taconite. Additional business activities include transportation services, real estate services and hotel operations. These operations are all located in Shaanxi province and primarily serve regional customers in the construction industry.

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

Maoming

Maoming is located in Maoming city, Guangzhou province, China.  It has two production lines capable of producing 1.8 million metric tons per year of high-speed wire and rebar, products commonly used in construction. Presently, we only produce high-speed wire at this site. These products have a diameter range of 5 mm-16 mm.   We sell our high-speed wire in coils that can be cut by the customer at the construction site to the desired length. The raw material used to produce these products is steel billet which we primarily purchase from sources in Guangdong and Guangxi provinces. We believe there is little seasonality of demand for our products beyond the traditional slowing in the first quarter owing to the Chinese New Year. We acquired Maoming on June 25, 2008, and this is the first year to include their revenue in our yearly financial results.

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

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 11th Five Year National Economic and Social Development Plan (“NESDP”) (2006-2010), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi, the province where Longmen Joint Venture is located, has been designated as a bridgehead for development into the western region, and Xi’an, the provincial capital has been designated as a focal point for this development. Our Longmen Joint Venture is 180 km from Xi’an and does not have another major competitor within a 250 km radius. According to a Shaanxi provincial government report issued January 16, 2008, there were 150 construction and infrastructure projects scheduled to begin in the province in 2008. Some of the major projects include: six new highways, one new airport, expansion of the Xi’an airport, a new ring subway system and 3 new dams. We see strong demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years as the government continues to drive western region development efforts.

At Daqiuzhuang Metal, rural income growth drives demand for our hot-rolled carbon sheets. According to the Asian Development Bank statistics, well over 60% of the nations’ 1.3 billion total population is comprised of low-income, rural farmers. Our steel sheets are used in the construction of light agricultural vehicles targeted for sale to low-income, rural farmers. Our sheets are light and of great ductility and are highly competitive in the market for the manufacturers of light agricultural vehicles. According to the 11th Five Year NESDP (2006-2010), raising the level of rural income is a top economic and social goal for the country. Many government programs, including removing agricultural taxes and special local product taxes, designed to spur rural income development have been initiated. The government expects annual rural income to grow between 5% and 10% through 2010. Transportation asset growth only slightly lags behind the growth in rural net income, so we anticipate demand for light agricultural vehicles to grow between 4.7% and 9.6% through 2010.

At Baotou Steel Pipe Joint Venture, energy sector growth which spurs the need to transport oil, natural gas and steam drive demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the region.

At Maoming, construction, infrastructure and business development drive demand for our product.   Guangdong province serves as an export hub to Southeast Asia and abroad for many products produced in China, and is one of China’s most economically advanced provinces.  A National Development and Reform Commission Industrial Update issued on June 23, 2008, projected annual demand for steel products in Guangdong to reach 50 million metric tons by the end of 2010.  On June 3, 2008, the Guangdong provincial government announced plans within the Bei Shan Ling Port District, the area in which our facility is located, to build 76 new shipping terminals with an aggregate throughput of 350 million tons annually. We believe these construction projects and other infrastructure projects in the region will be demand drivers for our products.

Supply of raw materials

Our primary raw materials consist of iron ore and hot-rolled steel coil. Longmen Joint Venture uses iron ore as its main raw material; Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture and Maoming use hot-rolled steel coil as their main raw material.

Longmen Joint Venture accounts for 4.0 million metric tons of our aggregate 6.3 million metric tons annual production capacity. At Longmen Joint Venture, approximately 90% of production costs are raw materials, with iron ore being the largest component.

According to the China Iron and Steel Association, approximately, 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Joint Venture), the Daxigou mine (owned by our Joint Venture partner), surrounding local mines and from abroad. The Daxigou mine has 300 million metric tons of proven iron ore reserves, of which less than one percent has been excavated. According to the terms of our Joint Venture agreement with the strategic partner, we have first rights of refusal for sales from the mine and for its development. We presently purchase all of the production from this mine.

We source approximately 15% of our iron ore from the Mulonggou and Daxigou mines, 70%-75% from local mines and only 10-15% of our iron ore from abroad. Having access to iron ore from the Mulonggou and Daxigou mines gives us greater direct control over key raw material input costs and enhances our raw material source protection.

Our revenue is dependent, in large part, on significant contracts from a limited number of customers. We have five major customers which represented approximately 34% and 59% of our total sales for the fiscal year ended December 31, 2008 and 2007, respectively, and accounted for 1% of total account receivables as of December 31, 2008. These customers are: Shaanxi Longmen Iron and Steel Group Co., Ltd., China Mine Metals Steel Co., Ltd., Xi’an Sanyi Steel Products Sales Co., Ltd., Xi’an Wanlong Materials Trading Co., Ltd., China Railway Material Commercial Corporation. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue.

Competitors

We compete with both state-owned enterprises (the “SOEs”) and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be the following ten major competitors of similar size, production capability and product line in the market place competing against our four operating subsidiaries:

• Competitors of Daqiuzhuang Metal include: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant;

• Competitors of Longmen Joint Venture include: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.;

• Competitors of Baotou Steel Pipe Joint Venture include: Tianjin Bo Ai Steel Pipe Co., Hebei Cangzhou Zhong Yuan Steel Pipe Co., Shanxi Taiyuan Guo Lian Steel Pipe Co.; and

• Competitors of Maoming include:  Guangdong Shao Guan Iron and Steel Group, Zhuhai Yue Yu Feng Iron and Steel Co., Ltd.

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

“Yu Long” is the registered trademark under which we sell rebar and round bar products produced in Longmen Joint Venture. The trademark is registered under the ISO9001:2000 international quality standard.

“Heng Da” is the registered trademark under which we sell high-speed wire and rebar products produced at our Maoming facility. The trademark is registered under the ISO9001:2000 international quality standard.

Employees

As of December 31, 2008, we had approximately 6,860 full-time employees. The increase from year-end 2007 is mainly due to the new joint ventures we consummated in 2008.

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

We compete with other market players on the basis of product quality, responsiveness to customer needs and price. There are two types of steel and iron companies in China: state-owned enterprises and privately owned companies.

Criteria important to our customers when selecting a steel supplier include:

• Quality;

• Price/cost competitiveness;

• System and product performance;

• Reliability and timeliness of delivery;

• New product and technology development capability;

• Excellence and flexibility in operations;

• Degree of global and local presence;

• Effectiveness of customer service; and

• Overall management capability.

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be the following 10 major competitors of similar size, production capability and product line in the market place competing against our four operating subsidiaries as indicated:

• Competitors of Daqiuzhuang Metal include: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant;

• Competitors of Longmen Joint Venture include: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.;

• Competitors of Baotou Steel Pipe Joint Venture include: Tianjin Bo Ai Steel Pipe Co., Hebei Cangzhou Zhong Yuan Steel Pipe Co., and Shanxi Taiyuan Guo Lian Steel Pipe Co.; and

• Competitors of Maoming include: Guangdong Shao Guan Iron and Steel Group and Zhuhai Yue Yu Feng Iron and Steel Co., Ltd.

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

• The condition of the Chinese economy and the industry sectors in which we operate; and

• Conditions in relevant financial markets in the United States, China and elsewhere in the world.

Disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flows and could cause the market price of our common shares to decline.

The current deep and potentially prolonged global recession that officially began in the United States in December 2007 has, since the beginning of the third quarter of 2008, had a material adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows. In mid-February 2009, the Federal Reserve warned that the United States economy faces an “unusually gradual and prolonged” period of recovery from this deep and recessionary period.

The credit markets worldwide and in the United States have experienced significant contraction, de-leveraging and reduced liquidity, and the United States government and foreign governments have either implemented or are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements.

The uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide. Major market disruptions and the current adverse changes in global market conditions, and the regulatory climate in the United States and worldwide, may adversely affect our business or impair our ability to borrow funds as needed. The current market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

We have made and may continue to make acquisitions which could divert management's attention, cause ownership dilution to our stockholders, or be difficult to integrate, which may adversely affect our financial results.

We have made several acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, the assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the fiscal year ended December 31, 2008, approximately 34% of our sales were to five customers and these customers accounted for 1% of total account receivables.  We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron ore and steel coil.

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

According to the survey conducted by the China Iron and Steel Association, there are approximately 1000 steel companies in China. Among those, approximately 25 companies have over 5 million metric tons of crude steel production capacity. Each steel company has its own production plan. The Chinese government posted this guidance on the steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current situation of overproduction may not be solved by these measures posted by the Chinese government and result in consolidation within the fragmented steel sector. If the current state of overproduction continues, our product shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may eventually decrease our profitability.

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

We have no operations independent of those of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture, Longmen Joint Venture and Maoming and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture, Longmen Joint Venture and Maoming and we will be subject to the financial, business and other factors affecting our subsidiaries as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

We have various financing facilities which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties to repay or refinance such loans on time and may face severe difficulties in our operations and financial position.

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

We did not have effective internal control over financial reporting as of December 31, 2008 due to material weaknesses, which relate primarily to the disclosure and presentation of financial information under generally accepted accounting principles in the United States, or U.S. GAAP. We can make no assurances that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

Our management concluded that our disclosure controls and procedures were not effective as of December 31, 2008, because of the material weaknesses that had been identified and described in Item 9A. “Controls and Procedures” of the 2008 Form 10-K. Our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 covered by Management’s Report on Internal Control over Financial Reporting. We have identified the following material weaknesses as of December 31, 2008:

Insufficient personnel with appropriate accounting knowledge and training. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with financial reporting requirements and did not implement adequate supervisory review to ensure the financial statements at the subsidiary level were prepared in conformity with generally accepted accounting principles in the United States of America.  This material weakness resulted in audit adjustments that corrected interest capitalization, raw material reserves and long term investment in the consolidated financial statements for the year ended December 31, 2008.

Incomplete related party transaction identification. We did not design and maintain effective controls to identify related party and intercompany transactions, which resulted in material adjustments for intercompany transactions and disclosures of related party transactions in the consolidated financial statements for the year ended December 31, 2008.

See Item 9A. “Controls and Procedures” for a more detailed discussion of these material weaknesses.

We can make no assurances that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, results of operations and the trading price of our common stock.

We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, pursuant to Auditing Standard No. 5, which is in effect for the fiscal year ended December 31, 2008, our independent registered public accounting firm must attest to and report on the operating effectiveness of the company’s internal controls.

Management has determined that, as of the fiscal year ended December 31, 2008, the two material weaknesses as described in Item 9A. “Controls and Procedures,” resulted from material weaknesses in our internal control over financial reporting. To remediate these material weaknesses, we have taken and will continue to take a number of remediation measures, as described in Item 9A. “Controls and Procedures.” However, we can make no assurances that we can fully remediate all our material weaknesses or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end date of fiscal year 2009, so that our management will be able to conclude that we will have effective internal control over financial reporting as of December 31, 2009. If we cannot implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or with adequate compliance, our registered independent public accounting firm may not be able to provide a written attestation as to the effectiveness of our internal controls over financial reporting, in which event, our registered independent public accounting firm may issue a disclaimer of their audit opinion. Our failure to achieve and maintain effective internal control over financial reporting may result in sanctions or investigations by regulatory authorities, such as the SEC, and loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will continue to incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.

We do not presently maintain product liability insurance in China, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance in China. We cannot assure you that we would not face liability in the event of the failure of any of our products.

We have purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance from China United Property Insurance Company to cover real property and plant. Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in China. In the event of a significant product liability claim or other uninsured event, our financial results and the price of our common stock may be adversely affected.

Risks Related to Operating Our Business in China

We face the risk that changes in the policies of the Chinese government could have significant impact upon the business we may be able to conduct in China and the profitability of such business.

The economy of China is transitioning from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set down national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of market economy under socialism. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. A change in policies by the Chinese government could adversely affect our interests through, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion, imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, the Chinese government may significantly alter such policies, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social life.

The Chinese laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation, we could be subject to sanctions. In addition, any changes in such Chinese laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under Chinese laws, and as a result, we are required to comply with Chinese laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the Chinese authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of any current or future Chinese laws or regulations.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and in turn adversely effect our results of operations and our productivity.

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

If relations between the United States and China deteriorate, our stock price may decrease and we may experience difficulties accessing the United States capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could impact the market price of our common stock and our ability to access United States capital markets.

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

The Chinese State Administration of Foreign Exchange, or SAFE, requires Chinese residents to register with, or obtain approval from SAFE regarding their direct or indirect offshore investment activities.

China’s State Administration of Foreign Exchange Regulations regarding offshore financing activities by Chinese residents has undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy. A failure by our shareholders who are Chinese residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our Chinese resident shareholders to liability under Chinese law.

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

The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from China’s State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may cause the value of your investment in our common stock to decrease.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions. As we rely entirely on revenues earned in China, our cash flows, revenues and financial condition will be affected by any significant revaluation of the Renminbi. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, if the Renminbi appreciates against the U.S. dollar, the Renminbi equivalent of the US dollar we convert would be reduced. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common shares or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi we convert would be reduced. To date, however, we have not engaged in transactions of either type. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

Since 1994, China pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of December 31, 2008, the exchange rate of the Remminbi to the U.S. dollar was 6.82 Renminbi to 1 dollar.

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

Our operating subsidiaries must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of China. Yearly inspections of waste treatment systems require the payment of a license fee which could become a penalty fee if standards are not maintained. If we fail to comply with any of these environmental laws and regulations in China, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and suspension of relevant permits.

Because the Chinese legal system is not fully developed, our legal protections may be limited.

The Chinese legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, China’s legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, China has not developed a fully integrated legal system and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, published government policies and internal rules may have retroactive effects and, in some cases, the policies and rules are not published at all. As a result, we may be unaware of our violation of these policies and rules until some time later. The laws of China govern our contractual arrangements with our affiliated entities. The enforcement of these contracts and the interpretation of the laws governing these relationships are subject to uncertainty. For the above reasons, legal compliance in China may be more difficult or expensive.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 60% of our common stock. Mr. Zuosheng Yu, our major shareholder, beneficially owns approximately 58% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

All our subsidiaries are located in China and substantially all of our assets are located outside the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the United States and China and, even if civil judgments are obtained in United States courts, such judgments may not be enforceable in Chinese courts. All our directors and officers reside outside of the United States. It is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

We registered the shares of our common stock issuable upon conversion of approximately $40,000,000 worth of senior convertible notes convertible into 4,170,009 shares of our common stock with a conversion price of $12.47 per share and applicable interest rates and upon the exercise of warrants to purchase an additional aggregate amount of 1,154,958 shares of our common stock at an exercise price of $13.51 per share, both issued in December 2007. The issuance of shares of our common stock upon conversion of the notes and exercise of the warrants will dilute current shareholders’ holdings in our company. The senior convertible notes have a five year term through December 12, 2012, and the warrants are exercisable from May 13, 2008, to May 13, 2013. The conversion price will be reset to the Market Price on May 7, 2009, if the conversion price is lower than the Market Price. Market Price means, for any given date, the lower of (x) the arithmetic average of the Weighted Average Price of the Common Stock for the thirty (30) consecutive Trading Day period ending on the Trading Day immediately preceding such date and (y) the Weighted Average Price of the Common Stock on the Trading Day immediately preceding such date.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Daqiuzhuang Metal

The properties of Daqiuzhuang Metal consist of manufacturing sites and office buildings located in Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center on a total of 17.81 acres (7.21 hectares) of land, which includes 320,390 sq. ft. (29,667 sq. m.) of building space.

Under Chinese law, all land in China is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The land use right allows the holder the right to use the land for a specified long-term period of time and enjoy all the ownership incidents to the land. We are the registered owner of the land use rights for the parcels of land identified in the chart below.

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

Baotou Steel Pipe Joint Venture

The properties of Baotou Steel Pipe Joint Venture consist of our production and administrative sites located on the main production campus of the Baotou Steel located in Baotou, Inner Mongolia Autonomous Region. The land is rented from Baotou Iron and Steel Group Co., Ltd., our strategic partner in the Baotou Steel Pipe Joint Venture.

Longmen Joint Venture

The properties of Longmen Joint Venture consist of production and administrative sites located in various locations throughout the southern half of Shaanxi province on land totaling approximately 300.2 acres (121.5 hectares).

We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Life of Land Use Right
Shaanxi Longmen Iron and Steel Co., Ltd.	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	Longmen Town, Hancheng, Shaanxi	Industrial Use	40-48 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	50 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	40 Years

Maoming

The properties of Maoming consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 239.6 acres (96.9 hectares).

We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Life of Land Use Right
Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	50 Years

Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	50 Years

Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	50 Years

Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	50 Years

Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	50 Years

Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Commercial Use	50 Years

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Prior to March 4, 2005, our common stock was listed on the OTC Bulletin Board under the name of American Construction Company and traded with the symbol “ACNS.” From March 4, 2005, through October 2, 2007, our common stock was listed on the OTC Bulletin Board under the name General Steel Holdings, Inc., and traded with the ticker symbol "GSHO." From October 3, 2007, through March 5, 2008, our common stock was listed on the American Stock Exchange under the name General Steel Holdings, Inc., and traded with the ticker symbol of “GSI.” On March 6, 2008, our common stock began trading on the NYSE Arca under the name General Steel Holdings, Inc., and trading with the ticker symbol “GSI.” On August 8, 2008, our common stock began trading on the NYSE main board with the same ticker symbol. The information regarding the high and low sales prices for the common stock for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2008
High	$9.08	$15.70	$15.50	$7.16
Low	$6.23	$6.66	$7.14	$2.53
2007
High	$5.80	$4.09	$9.00	$19.20
Low	$1.12	$2.76	$5.05	$7.76

As of December 31, 2008, there were approximately 8,050 holders of record of our common stock.

Dividend Policy

Our board of directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at our board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our board of directors.

Unregistered Sale of Securities

87,550 share issuance of common stock as interim incentives to senior and mid-level management.
On October 9, 2008, we issued senior and mid-level management and directors 90,250 shares of our common stock as compensation. We valued the shares at the market price as of the date they were granted. We recorded $306,425 as compensation expense.

25,000 share issuance of common stock as part of the compensation for investor relations ser vices.
On October 28, 2008, we issued 25,000 shares of our common stock as compensation to Hayden Communication International Inc. for their investor relations service. We valued the shares at the market price as of the date they were granted. We recorded $90,000 as SG&A expense.

100,000 share issuance of common stock as part of the compensation for consulting ser vices.
On October 28, 2008, we issued 100,000 shares of our common stock as compensation to Teamlink Investments Limited for their business consulting services for one year. We valued the shares at the market price as of the date they were granted. We recorded $60,000 as SG&A expense and $300,000 as prepaid expense.

ITEM 6. SELECTED FINANCIAL DATA

SUMMARY OF OPERATIONS	2008	2007	2006	2005	2004
(USD in thousands, except per share amounts)				(Restated)
Total sales	$1,351,203	$772,439	$139,495	$89,740	$87,832
Cost of sales	$1,343,275	$715,750	$135,324	$81,166	$81,613
Selling, general, and administrative expenses	$36,942	$16,164	$2,421	$2,781	$2,317
(Loss) Income from operations	$(29,014)	$40,525	$1,750	$5,793	$3,902
Net (loss) income	$(11,324)	$22,426	$1,033	$2,740	$915
Net (loss) income per common share, basic and diluted	$(0.32)	$0.69	$0.03	$0.09	$0.03
Basic weighted average shares outstanding	35,381	32,425	31,250	31,250	30,260
Diluted weighted average shares outstanding	35,381	32,558	31,250	31,250	30,260
LONG TERM OBILIGATIONS
Convertible Notes Payables	$7,155	$5,440
Derivative Liabilities	$9,903	$28,483

	As of December 31
FINANCIAL DATA	2008	2007	2006	2005	2004
(USD in thousands, except the ratio )
Total assets	$865,713	$478,407	$73,822	$58,993	$52,969
Depreciation and amortization	$22,414	$10,337	$1,917	$1,344	$1,255
Current Ratio	0.43	0.67	0.87	0.96	0.92

	Three months ended December 31 (Unaudited)
STATEMENT OF OPERATIONAL DATA	2008	2007	2006	2005
In thousands, except share and per share amounts)
Statement of Operations Data
Sales revenues	$261,087	$268,192	$42,496	$17,719
Cost of goods sold	$282,663	$247,239	$42,838	$17,509
Gross profit	$(21,576)	$20,953	$(342)	$210
Selling, general, and administrative expenses	$8,578	$5,894	$266	$1,017
(Loss) Income from operations	$(30,154)	$15,059	$(607)	$(808)
Net (loss) income	$(9,706)	$12,057	$514	$386
Net (loss) income per share
Basic	-0.27	0.36	0.01	0.01
Diluted	-0.27	0.36	0.01	0.01

Balance Sheet Data
Current assets	$316,031	$232,608	$44,670	$37,017
Total assets	$865,713	$478,407	$73,822	$58,993
Total liabilities	$751,476	$382,974	$53,575	$41,256
Minority interest	$49,398	$42,044	$6,186	$5,387
Total Stockholder’s equity	$64,839	$53,389	$4,060	$12,350

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources”. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW
General Steel was founded on the strategy to aggressively merge, create Joint Ventures, and acquire State-Owned-Enterprises and private steel companies, within China’s highly fragmented steel industry. As of December 31, 2008, General Steel was comprised of 4 operating subsidiaries of which the largest is the Longmen Joint Venture. The Longmen Joint Venture contributes approximately 87.5% of our total revenue and its main product is reinforcing steel bar (“rebar”) which is used in infrastructure and construction related projects.

2008 was a difficult year with unique challenges.
•
1st Quarter – In January, southern China experienced an unusually severe ice storm.  The storm caused a nationwide disruption to commerce including a diversion of coal and transportation resources from the northern part of China, indirectly impacting our Longmen Joint Venture with delayed deliveries and shipments due to iced roads and higher coke prices.

•
3rd Quarter – In August, Beijing hosted the Olympic and Paralympics Games. Prior to and during the Games, the government halted construction projects and heavy industry commerce within a 500 km radius of Beijing in an attempt to improve air quality. The action caused an economic ripple effect dampening the overall industrial demand.

•	4th Quarter – The financial crisis and global economic slowdown caused commodity prices to collapse and significantly weakened demand for steel products worldwide.

Even with many challenges during 2008, General Steel:
•	Achieved record revenue results of $1.35 billion, a 75% increase over 2007 revenue;
•	Completed the acquisition of Maoming Hengda Steel Group in Guangdong province;
•	Opened a new sales office in Sichuan province;
•	Selected as a “Preferred Supplier” of rebar by the national government for Sichuan earthquake rebuilding efforts;
•
Completed the construction of two 1,280 m3 blast furnaces at our Longmen Joint Venture.  We capitalized approximately $180.4 million for the construction of the two blast furnaces and financed the project with cash flow from operations (including customer prepayment and vendor financing) and local borrowing. The new blast furnaces are more efficient, requiring less manpower, coke and energy, which will lower our cost of goods, enabling us to be more competitive in the long-run.

•	Migrated to NYSE; and
•	Celebrated the 20th year anniversary of our company’s founding subsidiary, Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

The global financial crisis and subsequent economic downturn that began in the third quarter has caused international steel prices to drop significantly. General Steel has been negatively impacted along with other steel companies and the decline in steel prices is a large contributing factor to our negative results for 2008 (see Operating Results for further details).

Globally, governments are combating the economic downturn with various economic stimulus plans. China has already announced and started spending related to its $586 billion economic stimulus plan, of which a large portion will be directed towards infrastructure-related projects.

General Steel is somewhat buffered from the global economic downturn because, unlike many Chinese steel producers, we do not export steel. Our sales focus is on the domestic Chinese market in inland areas such as Shaanxi province and China’s western region.

Our Longmen Joint Venture is the dominant supplier of construction steel in Shaanxi province with approximately 70% market share. We are already supplying rebar for Shaanxi infrastructure projects directly linked to the China economic stimulus spending such as: the Xi’an subway line 1 and 4 extension, Xi’an to Baotou railway, Shiyen to Gansu expressway and others. General Steel is in a unique position to directly benefit from China’s economic stimulus infrastructure spending.

In Sichuan province, our Longmen Joint Venture opened a new sales office and is supplying rebar for the reconstruction of communities devastated by the May 12, 2008 earthquake. Our Longmen Joint Venture has been selected by the national government as one of the “Preferred Suppliers” of construction steel for the earthquake rebuilding efforts. Sichuan province is adjacent to Shaanxi province, where our Longmen Joint Venture is located, giving us a unique advantage in location to ship rebar to reconstruction areas. According to articles in China Daily, around 37 million metric tons of steel related products are expected to be used for the reconstruction efforts over the next 3 years.

RESULTS OF OPERATIONS
Fiscal year ended December 31, 2008 compared with Fiscal year ended December 31, 2007

General
During the first three quarters of the year, raw material prices rose dramatically to record heights. Many steel producers assumed prices would continue upward and hoarded raw material inventory to lock-in prices. In fact, due to the harsh winter weather, some steel producers in northern China hoarded enough inventories to last through the entire winter.

In the fourth quarter, edged by the financial crisis, global demand stalled and commodity prices abruptly plummeted.  With weakened demand, market forces kicked-in and the price of steel dropped substantially.

Many steel producers in China experienced significant losses in the fourth quarter as they were forced to work through raw material inventories purchased at high prices at a time when market selling prices for finished goods had dropped below the Cost of Goods. This resulted in many steel companies reporting negative margins and inventory write-downs. According to Xinhua news agency, China’s steel producers lost approximately $6.97 billion in the fourth quarter alone.

We achieved record sales of approximately $1.35 billion for the year, which we believe validates the foundation of our strategy: aggressively grow through mergers and acquisitions and ultimately improve the profitability of existing and acquired assets.  Unfortunately, we were not immune from the contagions of the global slowdown and share the same bottom-line result as many other steel companies, posting a full-year 2008 net loss of $11.3 million. The primary factor for our net loss is attributable to negative gross profit, which resulted from selling finished product made with raw materials purchased during a period of rising raw material prices.

Management decided it was in the best interest of our shareholders to sell-out of the high priced inventory as quickly as possible, even at a loss. This is because raw material prices were dropping along with finished product prices. Only by clearing out the high-cost inventory at a loss could we make room for the lower cost inventory. For example, our largest raw material input, iron ore, was bought at an average price of $ 161 per ton in August versus $ 103 per ton in November. There is a lag time between the purchase of raw materials, their delivery and conversion to finished product for sales.  So, some of the raw materials we used in the fourth quarter were purchased at high prices before commodity prices dropped and used up during the fourth quarter. Beginning in the first quarter, we expect to see margins improve due to the use of lower-cost inventory.

Because the majority of our iron ore supply is purchased from the domestic spot market, we were better able to quickly take advantage of falling raw material prices compared to many of our competitors with long term fix price supply contracts. We also minimized our inventory levels instead of hoarding which kept our loss due to high cost inventory at a lower level relative to our peers.

Income Statement

Income Statement				Percent Change
(USD in - thousands, except share data)	2008	2007	2006	2008 vs 2007	2007 vs 2006
REVENUES	$1,351,203	$772,439	$139,495	75%	454%
COST OF SALES	$1,343,275	$715,750	$135,324	88%	429%
GROSS PROFIT	$7,928	$56,689	$4,171	-86%	1259%
- Gross Profit Margin %	0.59%	7.34%	2.99%	-92%	145%
SG&A	$36,942	$16,164	$2,421	129%	568%
(Loss) Income from Operations	$(29,014)	$40,525	$1,749	-172%	2217%
Total other (income) expense, net	$(3,737)	$1,262	$(83)	-396%	-1621%
(Loss) Income before provision for Income Tax and minority Interest	$(25,277)	$39,263	$1,832	-164%	2043%
Total provision for income taxes	$(5,411)	$4,836		-212%
(Loss) Income before minority interest	$(19,866)	$34,427	$1,832	-158%	1779%
Less Minority Interest	$(8,542)	$12,001	$799	-171%	1402%
NET (LOSS) INCOME	$(11,324)	$22,426	$1,033	-150%	2071%

EARNINGS PER SHARE
Basic	$(0.32)	$0.69	$0.03	-146%	1992%
Diluted	$(0.32)	$0.69	$0.03	-146%	1983%

Revenues
Revenue in 2008, achieved a record result of $1.35 billion, a 75% increase over 2007. This increase in sales is attributed to our acquisition strategy, notably the full year consolidation of Shaanxi Longmen Iron and Steel Co., Ltd. in 2008, versus 7 months consolidated results in 2007. Baotou Steel Pipe Joint Venture is a full-year consolidation in 2008 versus 6 months consolidated results in 2007. Our Maoming subsidiary was acquired June 25, 2008 and contributed 6 months consolidated results for 2008 versus nothing in 2007.

Revenue by Subsidiary and Product
The product range of each subsidiary is focused. Our revenue by products can be determined by looking at the products produced in each subsidiary.

Revenue by Subsidiary and Product (USD in thousands)
Subsidiary	Product	2008	2007	2006
Longmen Joint Venture	Rebar	$1,182,433	$618,315	$—
Daqiuzhuang Metal	Hot-Rolled Sheets	$132,458	$147,727	$139,495
Maoming	High-Speed Wire	$23,280	$—	$—
Baotou Steel Pipe	Spiral-Welded Steel Pipes	$13,032	$6,397	$—
	Total Revenue	$1,351,203	$772,439	$139,495

Gross Profit
Gross Profit in 2008, was $7.9 million, compared with $56.7 million in 2007. The decrease was due primarily to the market conditions in the fourth quarter. During this time steel prices abruptly dropped to levels below raw material inventory value. The inventory was purchased during a time of rising prices as discussed earlier.

Management decided it was in the best interest of shareholders to sell-out the high priced inventory as quickly as possible, even with negative Gross Profit. This is because raw material prices were also dropping along with finished product prices. By clearing out the high cost inventory at a loss we generated cash to purchase the new lower cost inventory. With the lower cost inventory, our margins would return to positive.

Longmen Joint Venture Q4 Margin Analysis
Since our Longmen Joint Venture contributed approximately 87.5% to our total revenue, it is useful to study this subsidiary’s fourth quarter Gross Profit Margin trend to better understand management’s decision in dealing with the challenging fourth quarter.

Longmen Joint Venture
(USD in thousands)
	Oct 2008	Nov 2008	Dec 2008	Q4 2008
REVENUES	$74,863,219	$65,782,148	$88,458,195	$229,103,561
COST of GOODS SOLD	$89,182,987	$68,193,108	$87,277,050	$244,653,144
- Inventory Provision [1]				$1,770,588
GROSS PROFIT	$-14,319,767	$-2,410,960	$1,181,145	$-17,320,171
- Gross Profit Margin %	-19.13%	-3.67%	1.34%	-7.56%

Inventory Provision1 – Longmen Joint Venture only

In October, sales prices and raw material costs both dropped substantially. Sales prices stabilized at a point allowing a positive Gross Profit. Although a positive Gross Profit existed between sales price and spot price for raw materials for that month, the positive Gross Profit did not yet show in our financial statements. The financial results for October still showed a negative Gross Profit of 19.13% because raw material inventory was carried using weighted average cost valuation. We needed to consume the high value inventory purchased in previous months to bring down the average cost.

In November, the Gross Profit improved to -3.67% reflecting the lower purchase price of raw materials bringing down the weighted average cost of inventory.

By December, the Gross Profit returned to positive. The high valued inventory had been consumed and the lower weighted average cost inventory was reflected in our financial statements.

An inventory write-down of $1.8 million was recorded at our Longmen Joint Venture in the fourth quarter of 2008. This does not impact the individual monthly Gross Profit analysis described above. The inventory write-down is only reflected in the total fourth quarter results. Total inventory write-down was USD 2.2 million.

Selling, General and Administrative Expenses
Selling, General and Administrative Expenses (“SG&A”) in 2008 were $36.9 million, an increase of 129% over 2007. This increase in SG&A expenses was attributed to professional fees relating to our acquisitions and timing impact: notably the full year consolidation of Longmen Joint Venture in 2008, versus 7 months consolidated results in 2007, and Baotou Steel Pipe Joint Venture as a full year consolidation in 2008, versus 6 months consolidated results in 2007. Our Maoming subsidiary was acquired on June 25, 2008, and contributed 6 months consolidated results for 2008, versus nothing in 2007.

Total Other Income (Expense), Net
The table below is a breakdown of Other (Income) and Expenses, net:

OTHER (EXPENSE) INCOME, NET (USD in thousands)	2008	2007	2006
Interest income	$4,251	$871	$183
Interest/finance (expense) [1]	$-23,166	$-9,297	$-2,345
Change in fair value of derivative liabilities [2]	$12,821	$6,236	$—
Gain from debt extinguishment [3]	$7,169	$—	$—
Other non-operating (income) expense, net [4]	$766	$928	$2,245
Income from investment [5]	$1,896	$—	$—
Total other income (expense), net	$3,737	$-1,262	$83

[1]	Interest/finance expense: interest paid on bank loans, early redemption of Notes Receivables, convertible debt and various bank fees
[2]	Change in fair value of derivative liabilities: related to valuation of warrant liabilities of our convertible debt. This is a non-cash, non-operating item.
[3]	Gain from debt extinguishment: debt waiver by Hengda Group - $7.2 million
[4]	Other non-operating (income) expense net - major items:
•	Rental income for land at Daqiuzhuang Metal - $1.7 million
•	Recovery of bad debt - $3.2 million
•	Other misc. expense - $0.5 million
[5]	Income from investments: entities in which we have neither controlling interest nor consolidated results as part of our financial statements.

Net Income
Net Loss in 2008 was $11.3 million, compared to Net Income of $22.4 million in 2007. The primary factor for the Net Loss was negative profit margins as discussed above.

Operating Net Income
To gain insight in operations, it is useful to look at Operating Net Income which is a non GAAP performance measurement. We calculate Operating Net Income as GAAP Net Income plus the change in fair value of derivative liability.

USD (thousands)
	2008	2007	2006
GAAP Net Income	$-11,324	$22,426	$1,033
Change in fair value of derivative instrument	$-12,821	$-6,236	$—
Operating Net Income	$-24,145	$16,190	$1,033

The derivative gain or loss is related to the fair value of the warrant liability which is part of our 2007 convertible bond. As our share price rises and approaches the warrant strike price, the warrant liability increases which causes a loss our on income statement. As our share price falls and moves further below the warrant strike price, the warrant liability decreases which causes a gain on our income statement. The change in fair value of derivative instrument is a non cash, non operating expense.

Fiscal year ended December 31, 2007 compared with Fiscal year ended December 31, 2006

General

2007 was a transformational year for us. We completed two joint ventures which changed us from a 400,000 metric ton steel sheet processor to an integrated iron and steel company with an aggregate capacity of 3 million  metric tons. Our product range expanded from only steel sheets to include spiral-weld steel pipes and construction steel. We migrated from the OTCBB exchange to the American Stock Exchange and most importantly, our revenue increased 454% year-over-year and our Net Income increased 2071%.

Revenue

Overall, revenue for the year 2007 was approximately $772.4 million compared to $139.5 million in 2006, an increase of 454%. The sharp increase in net sales was a result of our acquiring controlling interest position in the Longmen Joint Venture in June, and to a lesser extent the starting of our Baotou Steel Pipe Joint Venture which began sales in July 2007.

Gross Profit

Gross profit for the year 2007 was approximately $56.7 million, an increase of 1259% or $52.5 million from $4.2 million for last year. Gross profit margin increased to 7% for the year 2007 from 3% for 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.2 million for the year 2007, compared to $2.4 million for 2006. This increase is largely attributable to the operations of the Longmen Joint Venture, which began in June, and alone accounted for approximately $11.7 million in SG&A expense since June 2007.

Total Other (Income) Expense, Net

Finance and interest expenses were $9.3 million for the year 2007, a 296% increase from $2.3 million for 2006. The increase is traced to an increase in short term borrowings largely associated with the Longmen Joint Venture operations.

Income from derivative instrument was $6.2 million for the year 2007, there was no derivative instrument for the year 2006.

Interest Income and Other Non Operating income was $1.7 million for the year 2007 compared to $2.4 million.

Net Income

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

Impact of inflation and changing prices

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We try to manage our price risks through productivity improvements and cost-containment measures.

Non Financial Performance Measurements
	2008	2007	2006
Number of Subsidiaries	4	3	1
Capacity (million metric ton)	6.3	3	0.4
Main Product Categories	4	3	1
	Hot-rolled sheets	Hot-rolled sheets	Hot-rolled sheets
	Spiral-weld pipe	Spiral-weld pipe
	Rebar	Rebar
	High-speed wire
No. Sales Office	7	6	3
No.full-time Employees	6,860	6,250	1,250
Shipment Volume	1,937,700	1,776,923	341,702

LIQUIDITY AND CAPITAL RESOURCES

The Chinese commercial banks are relatively unaffected by the U.S. banking crisis. As such, with our long and favorable banking relationships, we are confident our bank loans will be renewed at maturity. Chinese bank loans remain the cheapest form of capital for business.

As of December 31, 2008, we had cash and cash equivalents aggregating $145.6 million.

For the year ended December 31, 2008, we used cash flow from continuing operations, borrowings, cash and cash equivalents to fund working capital requirements, pay interest payments, capital expenditures (including construction of two 1,280 m3 blast furnaces at our Longmen Joint Venture) and the acquisition of Maoming Hengda Steel Group Limited.

We believe our cash flows from operations (which include customer prepayment and vendor financing), existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, and support our operating strategies.

Cash Flow from Operating Activities

Due to our unique geographic location and dominant market share we enjoy favorable terms from our customers and vendors; customers pay in advance and vendors give us credit terms. As of December 31, 2008, customer deposits totaled $148.3 million and accounts payables totaled $164.6 million. Our primary source of funds continued to be cash generated from operations (which includes customer prepayments and vendor financing).

Cash Flow used by Investing Activities

Acquisitions
On June 25, 2008, we acquired Maoming Hengda Steel Group Limited in a cash transaction for a total consideration of RMB50 million, or approximately $7.3 million.

Capital Expenditures
As of December 31, 2008 plant and equipment less depreciation is $491.7 million, an increase of $273.4 million from 2007. This growth includes $180.5 million for the construction of two 1,280 m3 blast furnaces at our Longmen Joint Venture.

Cash Flow used by Financing Activities

Bank Debt
As of December 31, 2008, our short term bank loans totaled $67.8 million, a reduction of $25.2 million from 2007. Overall our bank borrowing increased utilizing short term notes payables. As of December 31, 2008, short term notes payables were $206 million which is collateralized by restricted cash of $130.7 million.

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

Non-Bank Debt
As of December 31, 2008, our short term loans from non bank sources were $95.2 million, an increase of 260% over 2007. Of this amount, $29.4 million was assumed in the acquisition of Maoming Hengda Steel Group, Ltd.

Some of the loans from non bank sources are related parties. For a complete description of related parties, see Item 13

Warrants

In September 2008, 140,000 shares of warrants in connection with redeemable preferred stock were exercised at $5.00 per share for a total of $700,000.

OFF BALANCE SHEET ARRANGEMENTS
None.

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

The following table summarizes our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	2-3 years	4- 5 years
(USD in thousands)
Bank loans [1]	$67,840	$67,840	$—	$—
Other loans	$87,834	$87,834	$—	$—
Related Party Loans	$7,349	$7,349	$—	$—
Notes payable	$206,040	$206,040	$—	$—
Deposits due to sales representatives	$8,149	$8,149	$—	$—
Lease with Baotou Steel	$924	$264	$528	$132
Convertible notes ( Principal plus Interest )	$47,250	$1,896	$6,169	$39,185
Contingent payment for Longmen Blast Funace	$11,911	$11,911	$—	$—
Total	$437,297	$391,283	$6,697	$39,317

1 Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

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

Recent Accounting Pronouncements

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2008, annual production capacity of 4.8 million metric tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $4.8 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture, Baotou Steel Pipe Joint Venture and Maoming are all located in China. They produce and sell all of their products domestically in China. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. A ten percent (10%) decrease in the 2008 average Renminbi exchange rate would result in a $1.4 million change to income.

ITEM 8. FINANCIAL STATEMENTMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a) Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended(the “Exchange Act”), as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including our CEO and CFO. To the extent that components of our internal controls over financial reporting are included within our disclosure controls and procedures, they are included in the scope of management’s annual assessment of our internal controls over financial reporting.

Based on this evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures were not effective as of December 31, 2008 because of the material weakness in our internal control over financial reporting discussed below. Notwithstanding the material weakness described below, our management performed additional analysis, reconciliations and other post-closing procedure and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 12a-15(f) under the Exchange Act. Our management, including the CEO and CFO conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with GAAP, and that receipt and expenditures of the company are being made only in accordance with authorizations of management and directions of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. Management has determined that we have the following material weaknesses in our internal controls over financial reporting as of December 31, 2008.

Insufficient personnel with appropriate accounting knowledge and training. We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with financial reporting requirements and did not implement adequate supervisory review to ensure the financial statements at the subsidiary level were prepared in conformity with generally accepted accounting principles in the United States of America.  This material weakness resulted in audit adjustments that corrected interest capitalization, raw material reserves and long term investment in the consolidated financial statements for the year ended December 31, 2008.

Incomplete related party transaction identification. We did not design and maintain effective controls to identify related party and intercompany transactions, which resulted in material adjustments for intercompany transactions and disclosures of related party transactions in the consolidated financial statements for the year ended December 31, 2008.

These deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Based on the above described material weaknesses, our management, including CEO and CFO have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Moore Stephens Wurth Frazer and Torbet, LLP, an independent registered public accounting firm, as stated in their report which appears herein.

c) Implemented or Planned Remedial Action of the Material Weaknesses

In response to the identification of the material weakness described above, management plans to initiate the following corrective actions:
•	We plan to hire one Assistant Corporate Controller with experience in public accounting to oversee financial systems on subsidiaries;
•	We plan to provide training in various areas of US generally accepted accounting principles. In this regard, accountant of head office and subsidiaries are both included in this training program; and
•	We will make efforts to review internal control over financial reporting with the intent to automate previously manual processes especially in the area of related party transaction identification.

Additionally, management is investing in on-going efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

d) Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2008 that have material affected, or are reasonably likely to be materially affect, the Company’s control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

General Steel Holdings Inc.

We have audited General Steel Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements and did not implement adequate supervisory review to ensure the financial statements at the subsidiary level were prepared in conformity with generally accepted accounting principles in the United States of America. This material weakness resulted in audit adjustments that corrected interest capitalization, raw material reserves and long term investment in the consolidated financial statements for the year ended December 31, 2008.

The Company did not design and maintain effective controls to identify related party and intercompany transactions, which resulted in material adjustments for intercompany transactions and disclosures of related party transactions in the consolidated financial statements for the year ended December 31, 2008.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 10, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 10, 2009 expressed an unqualified opinion.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California March 10, 2009

ITEM 9B. OTHER INFORMATION

None

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

The executive officers are all full-time employees of General Steel Holdings, Inc.

The directors and executive officers of General Steel Holdings, Inc. are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	44	Chairman of the Board of Directors and Chief Executive Officer	10/14/04

John Chen	37	Director / Chief Financial Officer	3/07/05

Danli Zhang	54	Director, General Manager of Longmen Joint Venture	8/28/07

Ross Warner	45	Director	8/24/05

John Wong	42	Independent Director	8/24/05

Qinghai Du	71	Independent Director	8/28/07

Zhongkui Cao	59	Independent Director	4/13/07

Chris Wang	38	Independent Director	11/13/07

Fred Hsu	45	Independent Director	8/28/07

Our directors are generally elected until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier resignation or removal. Each director’s term of office is one year.

On February 25, 2009, John Wong was chosen to preside at the regularly scheduled executive sessions of the independent directors to comply with Section 303A.03 of the corporate governance rules of the New York Stock Exchange.  Any stockholder or interested party who wishes to communicate with the board of directors or any specific director, including the Presiding Director, any non-management director or the non-management directors as a group, may do so by writing to such direct or directors at: General Steel Holdings, Inc., Kuntai International Building, suite 2315, Yi No. 12 Chaoyangmenwai Avenue, Chaoyang District, Beijing 100020, China.  This communication will be forwarded to the director or directors to whom addressed.  This information regarding contacting the board of directors is also posted on our website at www.gshi-steel.com .

Audit Committee

Our audit committee consists of John Wong, Fred Hsu and Chris Wang. John Wong is the chairman of the audit committee. The audit committee held four meetings during fiscal year 2008.

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

Biographical information

Mr. Zuosheng Yu, Chief Executive Officer and Chairman, joined us in October 2004 and became a Chairman of the Board at that time. From April 1986 to February 1992, he was President of Daqiuzhuang Metal Sheet Factory, Tianjin, China. From February 1992 to December 1999, he was General Manager of Sheng Da Industrial Company, Tianjin, China. From November 1999 to March 2001, he was President and Chairman of Board of Directors of Sheng Da Machinery Factory, Tianjin, China. Since February 2001, he is President and Chairman of Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Since March 2001, he is President and Chairman of Board of Directors of Baotou Sheng Da Steel Pipe Limited, Inner Mongolia, China and Chairman of Board of Directors of Sheng Da Steel and Iron Mill, Hebei province, China. Since April 2001, he is President and Chairman of Sheng Da Industrial Park Real Estate Development Limited. Since December 2001, Mr. Yu has been President and Chairman of Beijing Shou Lun Real Estate Development Company, Beijing, China.

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

Mr. Qinghai Du, Independent Director. Mr. Du joined us in August 2007. Mr. Du is currently the General Engineer for Beijing Industrial Design and Research Institute. During the past forty years, he served as the Chief Engineer and Section Chief at both Baotou Design and Research Institute of Iron and Steel, and the Design Institute of Capital Iron and Steel. Mr. Du received his bachelor degree in Iron and Steel Metallurgy from the Beijing University of Science and Technology, formerly known as Beijing University of Iron and Steel Technology, in 1963.

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

Mr. John Wong, Independent Director. Mr. Wong was elected as the independent director in August 2005. From June 2003 to present, he is the managing partner of Vantage & Associates. From January 2000 to March 2003, he was the director at Deloitte Touche Corporate Finance, Shanghai. From July 1998 to December 1999, he was director of Amrex Capitals. From July 1996 to June 1998, he worked as senior audit manager at Ernest & Young, Hong Kong. Mr. Wong received his bachelor’s degree from Melbourne University in 1989. He obtained Independent Directorship Certificate in 2002.

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

Our Code of Ethics and Corporate Governance Guidelines may also be obtained free of charge by contacting Investor Relations at investor_relations@gshi-steel.com or by phone: 86-10-5879-7346

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

At this point in our growth, we compensate our CEO, CFO and senior management through salary and fully-vested unregistered shares of our common stock. We do not currently provide a bonus program, severance benefit program, retirement plan or change in control benefits program.

The competition for senior management among Chinese companies listed on a U.S. stock exchange is fierce. We compete against companies that are much larger and have greater financial resources with which to attract and retain managers. We do not try to compete for senior management with other companies on the basis of compensation. Instead, we seek to attract and retain qualified candidates who embrace our vision, realize our long-term potential and are motivated by being pioneers in the field of State Owned Enterprise (SOE) privatization.

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

We have been successful in recruiting and retaining senior management using our compensation philosophy. Since 2004, when the Company became listed on the OTCBB, we have not had any staff resignations among our senior management team. We view this as a validation that we have followed the correct compensation philosophy for this stage in our company’s development.

Current Status

We understand the salary and stock award amounts may be generally less than those earned by senior managers at other Chinese companies listed on U.S. stock exchanges, and are also likely significantly less than the amounts paid to senior managers of other publicly traded U.S. companies. In determining ranges for these salaries and stock award amounts, we followed the principal that we are a developing company pursuing a goal to rapidly become a significantly larger company. As such, at this stage of development, we believe it is in our stockholders’ best interest to reinvest as much profit as possible back into the company. However, we also feel that notwithstanding these lower salaries and stock awards, our CEO and CFO remain properly incentivized, through a combination of their non-compensatory stock holdings and the possibility of higher compensation in the future, to grow the Company and build stockholder value.

Compensation Elements and Procedure

The salary amounts for our CEO and the CFO are determined through individual negotiations: our CFO negotiates his salary with our CEO, and our CEO negotiates his salary with our Compensation Committee. The CEO and CFO salaries are paid in full, in Renminbi in monthly installments and receive the standard salary tax recording treatment. The stock award amounts are determined by our Compensation Committee. We believe the amounts of these salaries and stock awards adequately reward our CEO and CFO for their yearly total contributions to the company. We are not currently party to employment agreements with our CEO and CFO and as such we do not have any obligations relating to the termination of these employees or changes in control provisions.

The CEO annually reviews the work performance of the CFO and lower level managers. In general, the CEO subjectively evaluates the work performance of our CFO and other senior management based on the job function the executive is expected to fulfill in the management of the company. During 2008, our CEO had final authority on decisions relating to salary amounts and adjustments, except his own, which the Board of Directors must approve. Going forward, the Compensation Committee will have the final authority on decisions relating to compensation for all of our management including our CEO.

In 2008, we granted fully-vested unregistered shares of our common stock to our CEO and CFO on a quarterly basis in an effort to further align their interests with those of our shareholders. During 2008, we also granted fully-vested unregistered shares to our directors and senior management on a quarterly basis. The grants were made as part of our 2008 equity Incentive plan.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed the Compensation Discussion and Analysis and based on this review recommends that it be included in the annual report on Form-10K for the fiscal year ended December 31, 2008.

Respectfully submitted
General Steel Holdings, Inc. Board of Directors Compensation Committee
Fred Hsu
John Wong
Chris Wang

Summary Compensation Table

The table below sets forth all compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer for the indicated fiscal year.

Name and
Principal Position (in USD)	Year	Salary	Stock Awards	Option Awards	All Other Compensation	Total
Zuosheng Yu	2008	$86,490	$276,100			$362,590
Chief Executive	2007	$79,002	$81,600			$160,602
Officer	2006	$75,342	$—			$75,342
John Chen	2008	$41,515	$138,050			$179,565
Chief Financial	2007	$23,701	$81,600			$105,301
Officer	2006	$22,603	$—			$22,603

Director Compensation

The table set forth below sets forth information regarding compensation earned by directors, other than our CEO and CFO, as compensation for their service to our company during the year ended December 31, 2008.

Director Compensation		Grant Date	31-Dec-08
Name (in USD, except number of shares)	Granted Share	Fair Value	Closing Value
Ross Warner	20,000	$138,050	$78,800
John Wong	10,000	$69,025	$39,400
Qinghai Du	2,000	$13,805	$7,880
Zhongkui Cao	2,000	$13,805	$7,880
Chris Wang	10,000	$69,025	$39,400
Danli Zhang	20,000	$138,050	$78,800
Fred Hsu	10,000	$69,025	$39,400

Currently, we do not pay annual fees to our directors. During 2008, we granted fully-vested unregistered shares to our directors on a quarterly basis. We determined these amounts based on level of involvement, responsibility and length of service.

Grant Date Fair Value is the value of the shares using the share price on the day the shares were granted 31-Dec-08 Closing Value is the value of the shares using the December 31, 2008, closing price of $3.94.

Compensation Committee Interlocks And Insider Participation

During the fiscal year ended December 31, 2008, the members of the Compensation Committee were: its Chairman, Fred Hsu, John Wong and Chris Wang. In fiscal 2008, none of the members of the Compensation Committee was an officer or employee of ours or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 9, 2009, by:

•	Each person known to us to own beneficially more than 5%, in the aggregate, of the outstanding shares of our common stock;

•	Each of our directors;

•	Each of our Chairman and Chief Executive Officer and our other four most highly compensated executive officers; and

•	All of our executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 36,281,074 shares outstanding as of March 9, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Name and address	Principal Position Held	Shares Owned	Percentage

Zuosheng Yu C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Chief Executive Officer and Chairman	20,958,900	57.8%

Qiang Chen C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Chief Financial Officer and Director	150,000	*

Ross Warner C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	39,800	*

Danli Zhang C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	625,000	1.72%

John Wong C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	12,500	*

Fred Hsu C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	12,500	*

Wenbing Wang C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	10,000	*

Qinghai Du C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	2,500	*

Zhongkui Cao C/o General Steel Holdings, Inc. Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue Chaoyang District, Beijing 100020	Director	2,500	*

Directors & Executive Officers as Group		21,813,700	60.1%

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

	2008	2007	2006
(in USD)
Rental Income	$1,737,007	$1,587,995	$1,439,121

The Company’s short term loan of $2,934,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu. Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

(in USD)
Through Hengying & Dazhan	2008	2007	2006
Purchase from Hengying and Dazhan	$76,434,479	$92,584,791	$81,888,671

Sales to Hengying and Dazhan	$33,413,598	$32,743,626	$78,849,439

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

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the year ended December 31, 2008 and 2007.

(in USD)
a.	Accounts receivable –related parties

Name of related parties	December 31, 2008	December 31, 2007
Tianjin Jing Qiu Steel Market	$—	$565,631

b.	Other receivables - related parties

Name of related parties	December 31, 2008	December 31, 2007
Beijing Wendlar	$376,324	$1,033,713
Yang Pu Capital Automobile	$—	$616,950
De Long Fen Ti	$—	$137,100
Tianjin Jin Qiu Steel Market	$146,700	$48,830
Yang Pu Sheng Xin	$—	$74,113
Yang Pu Sheng Hua	$—	$2,742
Total	$523,024	$1,913,448

c.	Advances on inventory purchases – related parties

Name of related parties	December 31, 2008	December 31, 2007
Hengying	$—	$8,014,211
Dazhan	$—	$1,929,801
Liyuan Ximei	$502,336	$—
Daishang trading Co., Ltd.	$1,872,301	$—
Total	$2,374,637	$9,944,012

d.	Accounts payable due to related parties

Name of related parties	December 31, 2008	December 31, 2007
Longmen Group	$10,630,309	$7,954,189
Dazhan	$—	$4,249,395
Henan Xinmi Kanghua	$1,500,987	$356,567
Zhengzhou Shenglong	$—	$269,917
Baotou Shengda Steel Pipe	$1,558,228	$1,472,670
ShanXi Fangxin	$1,451,336	$—
Baogang Jianan Group	$185,664	$—
Total	$15,326,524	$14,302,738

e.	Short term loan due to related parties

Name of related parties	December 31, 2008	December 31, 2007
Dazhan	$3,946,230	$—
Hengying	$3,403,440	$—
Total	$7,349,670	$—

f.	Other payables due to related parties

Name of related parties	December 31, 2008	December 31, 2007
Beijing Wendlar	$—	$34,275
Golden Glister	$600,000	$—
Tianjin Jin Qiu Steel Market	$—	$1,487,600
Hengying	$—	$563,816
Baotou Shengda Steel Pipe	$77,013	$31,095
Baogang Jian An	$—	$9,597
Total	$677,013	$2,126,383

g.	Customer deposits – related parties

Name of related parties	December 31, 2008	December 31, 2007
Hengying	$—	$6,855,000
Dazhan	$2,759,964	$—
Haiyan	$1,522,355	$2,356,736
Maoming Heng Da Materials	$2,934,000	$—
Total	$7,216,319	$9,211,736

ITEM 14. Principal Accounting Fees and Services.

Public Accountants' Fees
Moore Stephens Wurth Frazer and Torbet LLP was approved and ratified as the company’s independent auditors for the year 2008 during our Annual General Meeting held July 25, 2008.

The audit committee reviewed and approved the engagement letter from our auditors.

	2008	2007
Audit fees	$1,006,400	$805,000
Tax fees	$14,000	$5,000

Audit fees were for professional services rendered by Moore Stephens Wurth Frazer and Torbet, LLP during 2008 and 2007 for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports form 10—Q and services that are normally provided by Moore Stephens Wurth Frazer and Torbet, LLP in the connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns in the U.S.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2009 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/  Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 10, 2009

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND  2007

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$14,895,442	$43,713,346
Restricted cash	130,700,335	8,391,873
Notes receivable	38,207,312	4,216,678
Notes receivable - restricted	—	12,514,659
Accounts receivable, net of allowance for doubtful accounts of $401,109 and $148,224 as of December 31, 2008 and December 31, 2007, respectively	8,329,040	11,225,678
Accounts receivable - related parties	—	565,631
Short term loan receivable - related parties	—	1,233,900
Other receivables, net of allowance for doubtful accounts of $684,767 and $0 as of December 31, 2008 and December 31, 2007, respectively	5,099,469	1,280,853
Other receivables - related parties	523,024	1,913,448
Dividend receivable	630,481	—
Inventories	59,548,915	77,928,925
Advances on inventory purchases	47,153,869	58,170,474
Advances on inventory purchases - related parties	2,374,637	9,944,012
Prepaid expenses - current	441,558	1,059,866
Prepaid expenses related party - current	52,812	49,356
Deferred tax assets	7,487,380	399,751
Plant and equipment to be disposed	586,508	—
	316,030,782	232,608,450

PLANT AND EQUIPMENT, net	491,705,028	218,263,367

OTHER ASSETS:
Advances on equipment purchases	8,965,382	742,061
Investment in unconsolidated subsidiaries	13,959,432	822,600
Prepaid expenses - non current	1,195,073	506,880
Prepaid expenses related party - non current	211,248	142,467
Long term other receivable	4,872,584	—
Intangible assets, net of accumulated amortization	24,555,655	21,756,709
Note issuance cost	4,217,974	3,564,546
Total other assets	57,977,348	27,535,263

Total assets	$865,713,158	$478,407,080

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term notes payable	$206,040,150	$15,163,260
Accounts payable	149,239,317	102,241,708
Accounts payable - related parties	15,326,524	14,302,738
Short term loans - bank	67,840,256	93,019,608
Short term loans - others	87,833,706	26,473,097
Short term loans - related parties	7,349,670	—
Other payables	3,182,661	3,343,684
Other payable - related parties	677,013	2,126,383
Accrued liabilities	7,779,488	5,248,863
Customer deposits	141,101,584	37,872,698
Customer deposits - related parties	7,216,319	9,211,736
Deposits due to sales representatives	8,149,279	3,068,298
Taxes payable	13,916,636	27,576,240
Distribution payable to former shareholders	18,765,209	9,401,603
Total current liabilities	734,417,812	349,049,916

NOTES PAYABLE, net of debt discount of $26,094,942 and $34,559,584 as of December 31, 2008 and December 31, 2007, respectively	7,155,058	5,440,416

DERIVATIVE LIABILITIES	9,903,010	28,483,308

Total liabilities	751,475,880	382,973,640

MINORITY INTEREST	49,397,915	42,044,266

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding	3,093	3,093
Common Stock, $0.001 par value, 200,000,000 shares authorized, 36,128,833 and 34,634,765 shares issued and outstanding as of December 31, 2008 and 2007, respectively	36,129	34,635
Paid-in-capital	37,128,641	23,429,153
Retained earnings	10,091,829	22,686,590
Statutory reserves	4,902,641	3,632,325
Contribution receivable	(959,700)	(959,700)
Accumulated other comprehensive income	13,636,730	4,563,078
Total shareholders' equity	64,839,364	53,389,174

Total liabilities and shareholders' equity	$865,713,158	$478,407,080

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES	$1,004,847,767	$416,900,597	$139,494,624

REVENUES - RELATED PARTIES	346,355,382	355,538,568	—

TOTAL REVENUES	1,351,203,149	772,439,165	139,494,624

COST OF SALES	999,318,491	389,614,876	135,324,190

COST OF SALES - RELATED PARTIES	343,956,867	326,135,528	—

TOTAL COST OF SALES	1,343,275,358	715,750,404	135,324,190

GROSS PROFIT	7,927,791	56,688,761	4,170,434

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	36,941,996	16,163,956	2,421,285

(LOSS) INCOME FROM OPERATIONS	(29,014,205)	40,524,805	1,749,149

OTHER INCOME (EXPENSE), NET
Interest income	4,251,287	871,221	182,780
Interest/finance (expense)	(23,166,055)	(9,296,601)	(2,345,031)
Change in fair value of derivative liabilities	12,820,578	6,235,754	—
Gain from debt extinguishment	7,168,500	—	—
Income from equity investments	1,895,941	—	—
Other nonoperating income (expense), net	766,560	927,809	2,245,081
Total other income (expense), net	3,736,811	(1,261,817)	82,830

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(25,277,394)	39,262,988	1,831,979

PROVISION (BENEFIT) FOR INCOME TAXES
Current	1,423,737	5,224,722	—
Deferred	(6,834,849)	(388,525)	—
Total provision for income taxes	(5,411,112)	4,836,197	—

(LOSS) INCOME BEFORE MINORITY INTEREST	(19,866,282)	34,426,791	1,831,979

LESS MINORITY INTEREST	(8,541,837)	12,000,870	798,771

NET (LOSS) INCOME	(11,324,445)	22,425,921	1,033,208

FOREIGN CURRENCY TRANSLATION GAIN	9,073,652	3,486,390	677,500

COMPREHENSIVE (LOSS) INCOME	$(2,250,793)	$25,912,311	$1,710,708

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	35,381,210	32,424,652	31,250,000
Diluted	35,381,210	32,558,350	31,250,000

EARNINGS PER SHARE
Basic	$(0.32)	$0.69	$0.03
Diluted	$(0.32)	$0.69	$0.03

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred stock		Common stock			Retained earnings			other
					Paid-in	Statutory		Subscriptions	comprehensive
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	Total

BALANCE, January 1, 2006	—	$—	31,250,000	$31,250	$6,871,358	$840,753	$4,207,236	$—	$399,188	$12,349,785

Net income							1,033,208			1,033,208
Adjustment to statutory reserve						266,257	(266,257)			—
Foreign currency translation gain									677,500	677,500

BALANCE, December 31, 2006	—	$—	31,250,000	$31,250	$6,871,358	$1,107,010	$4,974,187	$—	$1,076,688	$14,060,493

Net income							22,425,921			22,425,921
Adjustment to statutory reserve						2,525,315	(2,525,315)			—
Registered Capital to be received from Baotou Steel by 05/21/09								(959,700)		(959,700)
Common stock issued for service, $1.32/share			18,000	18	23,742					23,760
Preferred stock issued for acquistion of minority interest , net of dividend distribution to Victory New	3,092,899	3,093			8,370,907		(2,188,203)			6,185,797
Common stock issued for conversion of redeemable stock, $1.95/share			1,176,665	1,177	2,293,320					2,294,497
Conversion of warrants, $2.50			2,120,000	2,120	5,297,880					5,300,000
Common stock issued for compensation, $8.16			70,100	70	571,946					572,016
Foreign currency translation gain									3,486,390	3,486,390

BALANCE, December 31, 2007	3,092,899	$3,093	34,634,765	$34,635	$23,429,153	$3,632,325	$22,686,590	$(959,700)	$4,563,078	$53,389,174

Net loss							(11,324,445)			(11,324,445)
Adjustment to statutory reserve						1,270,316	(1,270,316)			—
Common stock issued for compensation, $7.16			76,600	77	548,379					548,456
Common stock issued for compensation, $10.43			150,000	150	1,564,350					1,564,500
Common stock issued for compensation, $6.66			87,400	87	581,997					582,084
Common stock issued for compensation, $10.29			90,254	90	928,582					928,672
Common stock issued for consulting fee, $3.6			100,000	100	359,900					360,000
Common stock issued for public relations, $3.6			25,000	25	89,975					90,000
Common stock issued for compensation, $3.5			87,550	88	306,337					306,425
Common stock transferred by CEO for compensation, $6.91			—	—	207,300					207,300
Common stock issued at $5/share			140,000	140	699,860					700,000
Notes converted to common stock			541,299	541	6,102,691					6,103,232
Make whole shares issued on notes conversion			195,965	196	2,310,117					2,310,313
Foreign currency translation adjustments									9,073,652	9,073,652

BALANCE, December 31, 2008	3,092,899	$3,093	36,128,833	$36,129	$37,128,641	$4,902,641	$10,091,829	$(959,700)	$13,636,730	$64,839,363

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(11,324,445)	$22,425,921	$1,033,208
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Minority interest	(8,541,837)	12,000,870	798,771
Depreciation	21,505,614	9,740,317	1,619,267
Amortization	908,183	596,538	297,933
Bad debt allowance	704,261	1,510	132,895
Gain from debt extinguishment	(7,168,500)	—	—
(Gain) Loss on disposal of equipment	(598,137)	10,404	28,137
Inventory Allowance	2,204,239	—	—
Stock issued for services and compensation	2,722,937	595,776	—
Income from investment	(1,895,942)	—	—
Interest expense accrued on mandatory redeemable stock	—	114,135	458,904
Amortization of deferred note issuance cost	49,762	29,954	—
Amortization of discount on convertible notes	782,987	159,478	—
Change in fair value of derivative instrument	(12,820,578)	(6,235,754)	—
Make whole shares interest expense on notes conversion	2,310,312	—	—
Deferred tax assets	(6,936,924)	(383,918)	—
Changes in operating assets and liabilities
Accounts receivable	2,090,784	16,247,520	(15,871,902)
Accounts receivable - related parties	(18,274,799)	(543,228)	—
Notes receivable	(33,063,540)	(9,491,608)	(521,888)
Other receivables	(4,124,334)	(453,072)	(152,111)
Other receivables - related parties	2,422,837	(990,037)	(850,400)
Loan receivable	1,297,350	(1,185,030)	—
Inventories	29,219,660	(8,853,823)	(1,366,266)
Advances on inventory purchases	19,916,130	(45,012,751)	8,581,191
Advances on inventory purchases - related parties	7,814,408	(9,550,168)	—
Prepaid expense - current	1,075,336	(949,243)	—
Prepaid expense - current- related parties	—	(47,401)	—
Prepaid expense - non current	(616,490)	252,872	44,559
Prepaid expense - non current - related parties	(57,783)	(136,825)	—
Accounts payable	11,974,753	88,355,643	2,106,005
Accounts payable - related parties	44,724,582	13,736,262	—
Other payables	(1,752,319)	823,345	135,275
Other payable — related parties	(1,482,156)	(76,863,715)	(980,000)
Accrued liabilities	214,305	2,440,134	259,000
Dividends payable	(815,412)	—	—
Customer deposits	95,131,910	2,559,598	(221,532)
Customer deposits - related parties	(2,286,955)	8,846,895	—
Taxes payable	(22,443,176)	20,799,845	3,577,364
Net cash provided by (used in) operating activities	112,867,023	39,040,444	(891,590)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from subsidiary	2,782,058	508,906	—
Notes receivable - related party	—	—	3,013,680
Proceeds from short term investment	—	—	37,671
Increase in investment payable	—	6,320,160	—
Acquire long term investment	—	(790,020)	—
Advance on equipment purchases	(8,029,323)	(712,671)	1,066,504
Advance on land use right purchases	—	—	(72,031)
Deposits due to sales representatives	4,781,548	840,055	732,073
Long term other receivable	(4,787,887)	—	—
Cash proceeds from sale of equipment	598,137	63,422	—
Equipment purchases	(194,398,982)	(21,523,962)	(9,267,419)
Intangible assets purchases	(245,081)	—	—
Payment to original shareholders	(7,290,000)	—	—
Net cash used in provided by investing activities	(206,589,530)	(15,294,110)	(4,489,522)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(87,120,615)	236,655	(1,374,495)
Notes receivable- restricted	13,158,192	—	—
Borrowings on short term loans - bank	71,057,301	56,812,972	29,663,401
Payments on short term loans - bank	(103,640,664)	(53,111,728)	(27,462,159)
Borrowings on short term loan - others	87,207,494	5,230,372	—
Payments on short term loans - others	(53,031,087)	(12,640,320)	—
Borrowings on short term loans - related parties	7,221,915	—	—
Payments on short term loans - related parties	(7,693,286)	(17,117)	—
Borrowings on short term notes payable	335,869,500	14,562,702	7,986,252
Payments on short term notes payable	(200,415,606)	(38,210,634)	(5,474,852)
Cash received on stock issuance	700,000	—	—
Cash received from issuance of convertible note	—	36,855,500	—
Cash contribution received from minority shareholders	—	790,020	—
Cash received from warrants conversion	—	5,300,000	—
Payment to minority shareholders	—	(2,813,644)	—
Net cash provided by financing activities	63,313,144	12,994,778	3,338,147

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,591,459	140,685	226,142

INCREASE (DECREASE) IN CASH	(28,817,904)	36,881,797	(1,816,824)

CASH, beginning of period	43,713,346	6,831,549	8,648,373

CASH, end of period	$14,895,442	$43,713,346	$6,831,549

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The following table reflects the Company’s current organization structure:

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. ("Baotou Steel") entered into an Amended and Restated Joint Venture Agreement (the "Agreement"), amending the September 28, 2005 Joint Venture Agreement ("Original Joint Venture Agreement") which established Baotou Steel Pipe Joint Venture, a PRC limited liability company. The Agreement increased Daqiuzhuang Metal's ownership interest in the Joint Venture to 80%. Baotou Steel Pipe Joint Venture obtained its business license from the PRC on May 25, 2007 and started its normal operation in July 2007. See more discussion in Note 18 – Business combinations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Baotou Steel Pipe Joint Venture is located in Kundulun District, Baotou city, Inner Mongolia, China. It produces and sells spiral welded steel pipes and primarily serves customers in the oil, gas and petrochemical markets.

On May 18, 2007, General Steel entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu to acquire Victory New’s 30% interest in Tianjin Daqiuzhuang Metal Sheet Co. Ltd. (“Daqiuzhuang Metal”). General Steel agreed to issue to Victory New an aggregate of 3,092,899 shares of Series A preferred stock with a fair value of $8,374,000, and voting power of 30% of the combined voting power of General Steel’s common and preferred stock while outstanding. As a result of the acquisition, Daqiuzhuang Metal is a wholly owned subsidiary of the Company. See details in Note 18 – Business combinations.

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

Qiu Steel Investment Co., Ltd. (“Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest approximately $19,284,400 (RMB 148 million) through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel Investment is $19,545,000 (RMB150,000,000). As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment making Qiu Steel Investment a subsidiary of Yangpu Investment and Daqiuzhuang Metal. The rest of Qiu Steel Investment is indirectly owned by, Zuosheng Yu, our Chairman and CEO.

Yangpu Investment and Qiu Steel Investment are Chinese registered limited liability companies formed to acquire other businesses.

On June 15, 2007, General Steel and Shaanxi Longmen Iron and Steel (Group) Co., Ltd., a PRC limited liability company (“Longmen Group”), formed Longmen Joint Venture effective June 1, 2007. General Steel contributed $39,450,000 (RMB 300 million) through its subsidiaries, Daqiuzhuang Metal and Qiu Steel Investment, to the Longmen Joint Venture. General Steel and Longmen Group own a 60% and 40% ownership interest, respectively, in Longmen Joint Venture. The Longmen Joint Venture obtained its business license from the PRC on June 22, 2007. See more discussion in Note 18 – Business combinations.

Longmen Joint Venture is located in Hancheng city, Shaanxi province, China. Longmen Joint Venture is the largest integrated steel producer in Shaanxi province that uses iron ore and coke as primary raw materials for steel production. Longmen Joint Venture produces pig iron, crude steel, reinforced bars and high-speed wire. Longmen Joint Venture is also engaged in several other business activities, most of which are related to steel manufacturing. These include the production of coke and the production of iron ore pellets from taconite, transportation services and real estate and hotel operations. These operations primarily serve regional customers in the construction industry.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

On January 14, 2008, the Company, through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The joint venture contributed its land use right of 217,487 square meters (approximately 53 acres) with appraised value of approximately $4.1 million (RMB 30 million). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 23 million), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control. See more detail in Note 18 – Business combinations.

On June 25, 2008, the Company and Tianjin Qiu Steel Investment (“Qiu Steel Investment”) entered into an equity purchase agreement (the “Purchase Agreement”) with Maoming Hengda Steel Group Limited (the “Henggang”), in which the Company contributed $7.1 million (RMB 50 million) through its subsidiary, Qiu Steel, to Henggang original shareholders in exchange for 99% of the equity of Henggang. The acquisition was completed and became effective June 30, 2008. See Note 18 – Business combinations.  Henggang is a steel products processor located in Maoming city, Guangdong province, in China’s southern coastal region. Production capacity at the facility is 1.8 million tons annually, with the majority of production focused on high-speed wire, an industrial steel product used in construction.

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
December 31, 2008

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in the consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables. Actual results could differ from these estimates.

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2008 and December 31, 2007 amounted to $145,595,777 and $53,817,485, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The Company had five major customers, all distributors, which represented approximately 34%, 59% and 30% of the Company’s total sales for the years ended December 31, 2008, 2007 and 2006, respectively. Five customers accounted for 1%, 0% and 62% of total accounts receivable as of December 31, 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company purchased approximately 30%, 40% and  82% , respectively, of their raw materials from five major suppliers. Five vendors accounted for 7%, 11%, and 0% of total accounts payable as of December 31, 2008, 2007 and 2006, respectively.

Revenue recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

Translation adjustments resulting included in accumulated other comprehensive income amounted to $13,636,730, $4,563,078 and $1,076,688 as of December 31, 2008, 2007 and 2006, respectively. The balance sheet amounts, with the exception of equity at December 31, 2008 and 2007 were translated at 6.82 RMB and 7.30 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2008, 2007 and 2006 were 7.07 RMB, 7.59 RMB and 7.96 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

In December 2007, the Company issued convertible notes totaling $40,000,000 (“Notes”) and 1,154,958 warrants. Both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in SFAS 133. Therefore these instruments are accounted for as derivative liabilities and marked-to-market each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.

The Company adopted SFAS 157, “Fair Value Measurements” on January 1, 2008. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company’s investment in unconsolidated subsidiaries amounted to $13,959,432 as of December 31, 2008. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of December 31, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In 2007, the conversion option on the $40 million Notes, as well as the 1,154,958 warrants issued in conjunction with the Notes are carried at fair value.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in SFAS 157 as level 3 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of December 31, 2008, the outstanding principal amounted to $33,250,000, and the carrying value of the convertible note amounted to $7,155,058. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The embedded warrants and conversion feature are valued  by using level three inputs to the Binomial Model and determined that the fair value amounted to approximately $9.9 million due to the decrease in the Company’s common stock price.

	Carrying Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Long term investments	$13,959,432			$13,959,432
Derivative liabilities	$9,903,010			$9,903,010
Convertible notes payable	$7,155,058			$7,155,058

Except for the investments and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banks with original maturities of less than three months.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from the customers. An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable, known bad debts are written off against allowance for doubtful accounts when identified.

Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $38,207,312 and $4,216,678 of notes receivable outstanding as of December 31, 2008 and December 31, 2007, respectively.

Restricted notes receivable represents notes pledged as collateral for short term loans from banks. As of December 31, 2008 and December 31, 2007, restricted notes receivable amounted to $0 and $12,514,659, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for purchases of material and sales of finished goods for the years ended December 31, 2008, 2007, and 2006 amounted to $4,919,985, $2,806,599, and $165,666, respectively.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”.  Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total of $3,167,483. These land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, to determine whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.  The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2008, the Company expects these assets to be fully recoverable.

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

Long lived assets, including plant, equipment and intangible assets are reviewed annually or more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Investments in unconsolidated subsidiaries

Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using cost method

In December 2007, the Company acquired 27% of ownership interest in Xi’an Delong Powder Engineering Materials Co., Ltd., through its subsidiary EPID. This investment is accounted for $923,210 as of December 31, 2008.

The Company’s newly acquired subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. invested in several companies from 2004 to 2007, investments in these unconsolidated subsidiaries totaled $13,036,222 as of December 31, 2008.

Unconsolidated subsidiary	Year acquired	Amount invested	% owned
Shaanxi Daxigou Mining Co.,Ltd	2004	733,500	11
Shaanxi Xinglong Thermoelectric Co.,Ltd	2004-2007	8,409,873	37.6
Shaanxi Longgang Group Xian steel Co.,Ltd	2005	60,533	10
Shaanxi Longgang Group Co.,Ltd	2003-2004	3,476,790	3.8
Huashan Metallurgical Equipment Co., Ltd.	2003	135,476	25
Hejin Liyuan Washing Coal Co.,Ltd.	2006	220,050	38
Xian Delong Powder Engineering Materials Co., Ltd.	2006	923,210	27
Total		$13,959,432

Total investment in unconsolidated subsidiaries amounted to $13,959,432 and $822,600 as of December 31, 2008 and December 31, 2007, respectively.

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
December 31, 2008

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
December 31, 2008

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

Minority interest

Minority interest consists of the interest of minority shareholders in the consolidated subsidiaries of the Company. As of December 31, 2008 and December 31, 2007, minority interest amounted to $49,397,915 and $42,044,266, respectively.

Reclassifications

Investment payable balance had been reclassed to Distribution payable to minority shareholders during current period. There is no other reclassification for the current period.

Recently issued accounting pronouncements

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS 142-3 will have on its financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard will trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact that adopting EITF 07-5 will have on its financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

In September 2008, the FASB issued for comment revisions to SFAS No. 140 and FASB Interpretation No. 46, as revised (“FIN 46R”), “Consolidation of Variable Interest Entities.” The changes proposed include a removal of the scope exemption from FIN 46R for QSPEs, a revision of the current risks and rewards-based FIN 46R consolidation model to a qualitative model based on control and a requirement that consolidation of VIEs be re-evaluated on an ongoing basis. Although the revised standards have not yet been finalized, these changes may have a significant impact on the Company’s consolidated financial statements as the Company may be required to deconsolidate certain assets and liabilities due to the ongoing evaluation of its primary beneficiary status. In addition, the Company may also be required to consolidate other VIEs that are not currently consolidated based an analysis under the current FIN 46R consolidation model. The proposed revisions would be effective for fiscal years that begin after November 15, 2009.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8, will not have a material impact on our consolidated financial statements because we do not have any variable interest entities.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2008	December 31, 2007

Accounts receivable	$8,730,149	$11,373,902
Less: allowance for doubtful accounts	401,109	148,224
Net accounts receivable	$8,329,040	$11,225,678

Movement of allowance for doubtful accounts is as follows:

	December 31 ,2008	December 31, 2007
Beginning balance	$148,224	$137,132
Charge to expense	124,727	751
Addition from acquisition	238,259	—
Less Written-off	119,022	—
Exchange rate effect	8,921	10,341
Ending balance	$401,109	$148,224

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 4 – Inventory

Inventory consists of the following:

	December 31, 2008	December 31, 2007
Supplies	$1,884,387	$1,829,551
Raw materials	43,326,975	42,919,783
Work in process	333,611	82,439
Finished goods	16,247,174	33,097,152
Totals	61,792,147	77,928,925
Less: allowance	(2,243,232)	—
Totals	$59,548,915	$77,928,925

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture, steel strip at Daqiuzhuang Metal and billet at Henggang. Work in process primarily consists of pig iron and other semi-finished products. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

As of December 31, 2008, management determined the carrying amount of raw materials exceeded prices currently available; therefore, $2,243,232 was reserved as inventory allowance, and the amount had been included in cost of goods sold for 2008.

Note 5 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $49,528,506 and $68,114,486 as of December 31, 2008 and December 31, 2007, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2008	December 31, 2007

Buildings and improvements	$246,811,854	$71,265,004
Machinery	101,688,803	134,716,437
Transportation equipment	2,739,111	4,232,556
Other equipment	3,552,789	1,310,489
Construction in process	199,818,052	24,574,027
Totals	554,610,609	236,098,513
Less accumulated depreciation	(62,905,581)	(17,835,146)
Totals	$491,705,028	$218,263,367

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Longmen Joint Venture constructed two blast furnaces and a sintering system.  All costs related to construction have been capitalized as construction in progress and amounted to $180,471,238 as of December 31, 2008.  Interest expense of $10,626,736 has been capitalized into the above constructions.

Depreciation, including amounts in cost of sales, for the years ended December 31, 2008, 2007 and 2006 amounted to $21,505,614, $9,740,317 and $1,619,267, respectively.

Note 7 – Intangible assets

Intangible assets consist of the following:

	December 31, 2008	December 31, 2007

Land use right	$27,467,031	$23,629,059
Software	292,693	71,978
Accumulated Amortization	(3,204,069)	(1,944,328)
Total	24,555,655	$21,756,709

Total amortization expense for the years ended December 31, 2008, 2007, and 2006, amounted to $908,183 and $596,538, and $297,933, respectively.

Note 8 – Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Short term loans due banks, related parties and other parties consisted of the following:

	December 31, 2008	December 31, 2007
Daqiuzhuang: Loan from banks in China, due various dates from January 2009 to September 2009. Weighted average interest rate 8.40% per annum, either guaranteed by another company or secured by equipment/inventory.	$27,383,022	$31,955,268

Longmen Joint Venture: Loan from banks in China, due various dates from February 2009 to October 2009. Weighted average interest rate 8.22% per annum, either guaranteed by another company or secured by equipment/buildings/land use right.	38,875,500	61,064,340

Baotou: Loan from banks in China, due March 2009. Annual interest rate of 12%, Guaranteed by another company and secured by equipment.	114,734	—

Hengda: Loan from banks in China, due January 2009. Annual interest rate of 7.47%, guaranteed by another company.	$1,467,000	$—

Total – bank loans	$67,840,256	$93,019,608

	December 31, 2008	December 31, 2007

Loan from various unrelated companies and individuals	$87,833,706	$26,473,097

Total – other loans	$87,833,706	$26,473,097

	December 31, 2008	December 31, 2007
Qiu Steel: Related party loan from Tianjin Heng Ying and Tianjin Da Zhan, due June 2009. Annual interest rate of 10%, and interest starts accrual on July, 2008.	$7,349,670	$—

Total – related parties loans	$7,349,670	$—

The Company had various loans from unrelated companies and individuals. The balances amounted to $87,833,706 and $26,473,097 as of December 31, 2008 and December 31, 2007, respectively. Out of the $87,833,706 current period balance, $29,394,068 new additions carries no interest, and the remaining $58,439,638 carries annual interest rates ranging from 7.2% to 12%. All prior year balances of $26,473,097 are subject to interest rates ranging from 8% to 12%. All short term loans from unrelated companies and individuals are due on demand and unsecured.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The Company had the following short term notes payable:

	December 31, 2008	December 31, 2007

Daqiuzhuang: Notes payable from banks in China, due various dates from March 2009 to June 2009. Restricted cash required of $15,727,914 and $4,278,873 for December 31, 2008 and 2007, respectively and either guaranteed by another company or secured by buildings.	$18,630,900	$8,308,260

Longmen Joint Venture: Notes payable from banks in China, due various dates from January 2009 to June 2009. Restricted cash of $98,073,410 and $4,113,000 for December 31, 2008 and 2007, respectively and either guaranteed by another company or secured by equipment, or no guarantee.	159,536,250	6,855,000

Bao Tou: Notes payable from banks in China, due January 2009. Restricted cash of $5,134,500 and $0 for December 31, 2008 and 2007, respectively and guaranteed by buildings.	7,335,000	—
Hengda: Notes payable from banks in China, due various dates from March 2009 to June 2009. Restricted cash of $11,764,512 and $0 for December 31, 2008 and 2007 and guaranteed by buildings.	20,538,000	—
Grand totals	$206,040,150	$15,163,260

Total interest incurred for the years ended December 31, 2008, 2007 and 2006 on the debt listed above amounted to $12,263,029, $6,589,382 and $2,065,237, respectively. Capitalized interest amounted to $10,626,736, $1,037,793 and $186,432 for the years ended December 31, 2008, 2007 and 2006, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2008 and December 31, 2007, customer deposits amounted to $148,317,903 and $47,084,434, including related parties deposits $7,216,319 and $9,211,736, respectively.

Note 10 – Deposits due to sales representatives

Daqiuzhuang Metal and two of Longmen Joint Venture’s subsidiaries, Yuxin Trading and Yuteng Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $8,149,279 and $3,068,298 in deposits due to sales representatives outstanding as of December 31, 2008 and December 31, 2007, respectively.

Note 11 – Convertible notes

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

The Notes are secured by a first priority, perfected security interest in certain shares of common stock of Zuosheng Yu, as evidenced by the pledge agreement. The Notes are subject to events of default customary for convertible securities and for a secured financing.

The Warrants grant the Buyers the right to acquire shares of common stock at $13.51 per share, subject to customary anti-dilution adjustments.  The Warrants may be exercised at any time on or after May 13, 2008, but not after May 13, 2013, the expiration date of the Warrants.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The fair value of conversion option and the warrants were calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.27%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In July 2008, $6,750,000 of notes was converted to 541,299 shares of common stock at a conversion price of $12.47. Pursuant to EITF 00-19, the Company valued the conversion option on note conversion date, and recorded $21,090,722 gain from changes in fair value of derivative. A total of $6,103,232 of carrying value and derivative liability had been reclassified into equity. In addition, 195,965 shares of common stock were issued as make whole interest expense of $2,310,313.

On December 31, 2008, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased by $18,580,298 during the period, including $4,559,556 for the decrease in fair value of the warrants and $14,020,742 for the decrease in fair value of the conversion option.

As of December 31, 2008, the balance of derivative liabilities was $9,903,010, which consisted of $3,078,905 for the warrants and $6,824,105 for the conversion option, and the carrying value of the notes was $7,155,058. The effective interest charges on notes totaled $3,569,880 and $159,478 for the year ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the unamortized note issuance cost was $4,217,974, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. Note issuance cost was amortized to interest expense at $49,762 and $29,954 for the year ended December 31, 2008 and 2007, respectively.

Note 12 – Private offering of redeemable stock

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

As of December 31, 2007, the put option on all the redeemable shares expired and all the shares were reclassified into equity.

Note 13 – Supplemental disclosure of cash flow information

Interest paid amounted to $12,033,101, $8,409,982 and $2,065,237 for the years ended December 31, 2008, 2007 and 2006, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Income tax payments amounted to $6,620,026, $183,984, and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $548,456 for the year ended December 31, 2008.

On April 14, 2008, the Company, Mr, Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (BOD member of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $207,300 of compensation expense and additional paid in capital has been recorded in 2008.

On April 15, 2008, the Company granted senior management and directors 87,400 shares of common stock at $6.66 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $582,084 for the year ended December 31, 2008.

On July 3, 2008, the Company granted senior management and directors 90,254 shares of common stock at $10.29 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $928,672 for the year ended December 31, 2008.

In July 2008, $6,750,000 of notes was converted to 541,299 shares of common stock at a conversion price of $12.47. In addition 195,965 shares of common stock were issued as make whole interest expense of $2,310,313.

In September 2008, 140,000 shares of warrants in connection with the redeemable preferred stock were exercised at $5.00 per share.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On October 28, 2008, the Company granted Teamlink Investment Limited, 100,000 shares of commons stock at $3.6 per share as consulting service expense amounting  to $360,000. According to the period of service provided, $60,000 was recorded as expense in 2008 and $300,000 will be amortized within 10 months.

On October 28, 2008, the Company granted Hayden Communication International, Inc., the public relations company, 25,000 shares of commons stock at $3.6 per share as public relationship expense of $90,000.

On November 24, 2008, the Company granted senior management and directors 87,550 shares of common stock at $3.5 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $306,425 for the year ended December 31, 2008.

Note 14 - Gain from debt extinguishment

For the year ended December 31, 2008, the Company recorded gain from debt extinguishment totaling $7,207,500. On September 27, 2008, Maoming Hengda, a subsidiary entered into a Debt Waive Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $7,168,500 (RMB 50,000,000) of the total $32,296,716 (RMB 220,756,777) debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at date of purchase as defined in SFAS 141 “Business Combinations” and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Note 15 – Taxes

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

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31, 2008	December 31, 2007	December 31, 2006

Current	$1,423,737	$5,224,722	$—
Deferred	(6,834,849)	(388,525)	—
Total income taxes	$(5,411,112)	$4,836,197	$—

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Four of the Company’s Chinese operating entities suffered the operating loss.   According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	December 31, 2008	December 31, 2007
Beginning balance	$399,751	$—
Xi’an Rolling Mill’s ,YuXin, YuTeng and HuaLong
Net operating loss carry-forward	4,945,752	1,599,004
Effective tax rate	24.76%	25.00%

Deferred tax asset	$1,224,626	$399,751
Long Gang Headquarter’s
Net operating loss carry-forward	36,809,350	—
Effective tax rate	15.24%	—
Deferred tax asset	$5,610,223	$—
Exchange difference	252,780	—
Totals	$7,487,380	$399,751

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 21, 2008, 2007 and 2006 as follows:

	December 31, 2008	December 31, 2008	December 31, 2008

U.S. Statutory rates	34.00%	34.00%	34.00%
Foreign income not recognized in USA	(34.00%)	-34.00%	(34.00%)
China income taxes	25%	33.00%	—
Tax effect of income not taxable for tax purpose	(1.93%)	(3.39%)	—
Effect of different tax rate of subsidiaries operating in other jurisdictions	(10%)	(17.29%)	—
Total provision for income taxes	13.07%	12.32%	—

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Under the Income Tax Laws of PRC, the Company’s subsidiary, Daqiuzhuang Metal, is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. Daqiuzhuang Metal, became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. Daqiuzhuang Metal is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of PRC, it is eligible for an income tax rate of 24%. Therefore, Daqiuzhuang Metal is exempt from income taxes for the years ended December 31, 2005 and 2006 and is entitled to 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2007, 2008 and 2009.

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

VAT on sales and VAT on purchases amounted to $341,508,186 and $308,483,755 for the year ended December 31, 2008,  $189,739,668 and $159,078,937 for the year ended December 31, 2007, $19,698,345 and $18,560,573 for the year ended 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2008	December 31, 2007
VAT taxes payable	$8,985,278	$20,320,241
Income taxes payable	2,509,520	5,112,876
Misc. taxes	2,421,838	2,143,123
Totals	$13,916,636	$27,576,240

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 16 – Earnings per share

The calculation of earnings per share is as follows:

	2008	2007	2006
Income (Loss) attributable to holders of common shares	$(11,324,445)	$22,425,921	$1,033,208
Basic weighted average number of common shares outstanding	35,381,210	32,424,652	31,250,000
Diluted weighted average number of common shares outstanding	35,381,210	32,558,350	31,250,000

Net income (Loss) per share
Basic	$(0.32)	$0.69	$0.03
Diluted	$(0.32)	$0.69	$0.03

As described in Note 1, the Company issued Victory New an aggregate of 3,092,899 shares of the Company’s Series A preferred stock to purchase 30% minority ownership of Daqiuzhuang Metal. The preferred stock can not be converted to common stock. Thus, the 3,092,899 shares of Series A preferred stock have been excluded from the earnings per share calculation.

For the year ended December 31, 2008, warrants and convertible notes were excluded from the diluted loss per share due to anti-diluted effect.

For the year ended December 31, 2007, the Company has 1,176,665 shares of mandatory redeemable shares which are excluded from the calculation of basic and diluted EPS pursuant to SFAS 128. All outstanding warrants issued in connection with the redeemable shares were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 17 – Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

	2008	2007	2006
Rental Income	$1,737,007	$1,587,995	$1,439,121

The Company’s short term loan of $2,934,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu. Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

Through Hengying & Dazhan	2008	2007	2006
Purchase from Hengying and Dazhan	$76,434,479	$92,584,791	$81,888,671
Sales to Hengying and Dazhan	$33,413,598	$32,743,626	$78,849,439

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

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of the year ended December 31, 2008 and 2007.

a.	Accounts receivable –related parties

Name of related parties	December 31, 2008	December 31, 2007
Tianjin Jing Qiu Steel Market	$—	$565,631

b.	Other receivables - related parties

Name of related parties	December 31, 2008	December 31, 2007
Beijing Wendlar	$376,324	$1,033,713
Yang Pu Capital Automobile	—	616,950
De Long Fen Ti	—	137,100
Tianjin Jin Qiu Steel Market	146,700	48,830
Yang Pu Sheng Xin	—	74,113
Yang Pu Sheng Hua	—	2,742
Total	$523,024	$1,913,448

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

c.	Advances on inventory purchases – related parties

Name of related parties	December 31, 2008	December 31, 2007
Hengying	$—	$8,014,211
Dazhan	—	1,929,801
Liyuan Ximei	502,336	—
Daishang trading Co., Ltd.	1,872,301	—
Total	$2,374,637	$9,944,012

d.	Accounts payable due to related parties

Name of related parties	December 31, 2008	December 31, 2007
Longmen Group	$10,630,309	$7,954,189
Dazhan	—	4,249,395
Henan Xinmi Kanghua	1,500,987	356,567
Zhengzhou Shenglong	—	269,917
Baotou Shengda Steel Pipe	1,558,228	1,472,670
ShanXi Fangxin	1,451,336	—
Baogang Jianan Group	185,664	—
Total	$15,326,524	$14,302,738

e.	Short term loan due to related parties

Name of related parties	December 31, 2008	December 31, 2007
Dazhan	$3,946,230	$—
Hengying	3,403,440	—
Total	$7,349,670	$—

f.	Other payables due to related parties

Name of related parties	December 31, 2008	December 31, 2007
Beijing Wendlar	$—	$34,275
Golden Glister	600,000	—
Tianjin Jin Qiu Steel Market	—	1,487,600
Hengying	—	563,816
Baotou Shengda Steel Pipe	77,013	31,095
Baogang Jian An	—	9,597
Total	$677,013	$2,126,383

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

g.	Customer deposits – related parties

Name of related parties	December 31, 2008	December 31, 2007
Hengying	—	6,855,000
Dazhan	2,759,964	—
Haiyan	1,522,355	2,356,736
Maoming Heng Da Materials	2,934,000	—
Total	$7,216,319	$9,211,736

Note 18 –Business combinations

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

b. Acquisition of 98.7% ownership of Qiu Steel Investment

Qiu Steel Investment Co., Ltd. (“Qiu Steel Investment”) was founded on June 1, 2006. In June 2007, Yangpu Investment agreed to invest approximately $19,284,400 (RMB 148 million) through a capital injection and equity transfer with former shareholders. The total registered capital of Qiu Steel Investment is $19,545,000 (RMB150,000,000). As a result of the above mentioned equity transaction, Yangpu Investment acquired 98.7% equity of Qiu Steel Investment making Qiu Steel Investment a subsidiary of Yangpu Investment and Daqiuzhuang Metal. The rest of Qiu Steel Investment is indirectly owned by, Zuosheng Yu, our Chairman and CEO.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

c. Joint venture agreement with Baotou Steel

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

The joint venture’s name is Baotou Steel — General Steel Special Steel Pipe Joint Venture Company Limited, a limited liability company formed under the laws of the PRC. Baotou Steel Pipe Joint Venture is located at Kundulun District, Baotou city, Inner Mongolia, China. It produces and sells spiral-weld steel pipes.

The ownership is as follows:
% Ownership
Baotou Iron and Steel (Group) Co., Ltd.	20%
Daqiuzhuang Metal Sheet Co., Ltd	80%

d. Shaanxi Longmen Iron and Steel Co., Ltd Joint Venture

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

Assets acquired and debts assumed in the transaction are listed as below:

		Assumed by
Item	Fair Value	Longmen Joint Venture
Current assets	$317,744,960	$98,530,222
Property, plant, and equipment	186,915,879	164,811,374
Intangible assets	20,128,972	19,543,875
Other assets	99,604,841	—
Total assets	624,394,652	282,885,471
Current liability	473,168,746	223,776,221
Long term liability	38,246,111	32,809,250
Total liabilities	511,414,857	256,585,471
Net assets	$112,979,795	$26,300,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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
December 31, 2008

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

e. Acquisition of Hengda Steel Group

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The financial data of Henggang as of December 31, 2008 is included in the Company’s consolidated financial statements.

Distribution payable to former shareholders for the above acquisitions amount to $18,765,209 and $9,401,603 as of December 31, 2008 and December 31, 2007, respectively.

Note 19 - Shareholder’s equity

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

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $548,456 for the year ended December 31, 2008.

On April 14, 2008, the Company, Mr, Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (BOD member of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $207,300 of compensation expense and additional paid in capital has been recorded in 2008.

On April 15, 2008, the Company granted senior management and directors 87,400 shares of common stock at $6.66 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $582,084 for the year ended December 31, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On July 3, 2008, the Company granted senior management and directors 90,254 shares of common stock at $10.29 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $928,672 for the nine months ended September 30, 2008.

541,299 shares of common stock were issued upon conversion of notes with a carrying value of $6,750,000 at a conversion price of $12.48. In addition 195,965 shares of common stock were issued as make whole interest expense of $2,310,313. See note 11 for details.

In September 2008, 140,000 shares of warrants in connection with the redeemable preferred stock were exercised at $5.00 per share.

On October 28, 2008, the company granted Teamlink Investment Limited, 100,000 shares of commons stock at $3.6 per share as consulting service expense $360,000. According to the period of service provided, $60,000 was recorded as expense in 2008 and $300,000 will be amortized within 10 months.

On October 28, 2008, the company granted Hayden Communication International Inc., the public relations company, 25,000 shares of commons stock at $3.6 per share as public relationship expense of $90,000.

On November 24, 2008, the Company granted senior management and directors 87,550 shares of common stock at $3.50 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $306,425 for the year ended December 31, 2008.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2007	2,353,334
Granted	—
Forfeited	—
Exercised	—

Outstanding as of December 31, 2007	2,353,334

Granted	1,154,958
Forfeited	—
Exercised	(2,120,000)

Outstanding as of December 31, 2007	1,388,292
Granted	—
Forfeited	(93,334)
Exercised	(140,000)

Outstanding As of December 31, 2008	1,154,958

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$13.51	1,154,958	4.36	$13.51	1,154,958	4.36

Note 20 – Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $3,022,626, $1,624,935 and $346,385 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 21 – Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. At the end of 2008 and 2007, the Company transferred $609,910 and $2,525,315 to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Note 22 – Commitment and contingencies

The Company is obligated to contribute $5,130,000 (RMB 40 million), as registered capital to Baotou Steel Pipe Joint Venture. The Company contributed approximately $1,734,200 through December 31, 2007, and the balance will be contributed in the first half of 2009, from Daqiuzhuang Metal.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200. Total rental expense for the years ended December 31, 2008, 2007 and 2006 amounted to $51,894, $47,639 and $45,343, respectively.

Daqiuzhuang Metal rented land for 50 years starting September 2005. Total amount of the rent over the 50 years period is approximately $1,044,728 (or RMB 8,067,400).

As of December 31, 2008, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
2009	724,923
Thereafter	$—

Total rental expense of the land use right for the years ended December 31, 2008, 2007 and 2006 amounted to $23,258, $21,351 and $20,260, respectively.

Long Men Joint Venture is constructing two blast furnaces in 2008, the total contract cost was $192,381,793l, of which $180,471,238 was paid, and $11,910,556 will be paid within one year.

Note 23 – Subsequent Events

In January 2009 we tore down a 150 cubic meter blast furnace and a 179 cubic meter blast furnace. The net book value of the blast furnaces is $586,508 (RMB 4 million).

(B) Quarterly Data (Unaudited)

Year Ended December 31,	First	Second	Third	Fourth	Full Year
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter

2008
Net operating revenues	$291,566	$387,029	$411,521	$261,087	$1,351,203
Gross profit	$12,982	$22,869	$-6,348	$-21,576	$7,927
Net income	$2,188	$-24,271	$20,464	$-9,706	$-11,325
Basic net income per share	$0.063	$-0.695	$0.573	$-0.261	$-0.320
Diluted net income per share	$0.063	$-0.695	$0.573	$-0.261	$-0.320
2007
Net operating revenues	$37,608	$121,255	$345,384	$268,192	$772,439
Gross profit	$1,733	$8,113	$25,890	$20,953	$56,689
Net income	$475	$1,893	$8,000	$12,057	$22,425
Basic net income per share	$0.015	$0.06	$0.247	$0.368	$0.69
Diluted net income per share	$0.015	$0.06	$0.247	$0.368	$0.69

Net Operating Revenue
First and second quarter increase 2008 over 2007 is attributed to timing of our acquisitions, notably the full year consolidation of Shaanxi Longmen Iron and Steel Co., Ltd. in 2008, versus 7 months consolidated results in 2007. Baotou Steel Pipe Joint Venture is a full-year consolidation in 2008 versus 6 months consolidated results in 2007. Our Maoming subsidiary was acquired June 25, 2008 and contributed 6 months consolidated results for 2008 versus nothing in 2007.

Third quarter 2008 over 2007 increase is due primarily to higher average selling prices. Fourth quarter 2008 over 2007 decrease is due to lower production volumes.

Gross Profit
First and second quarter increase 2008 over 2007 is attributed to timing of our acquisitions. Third and fourth quarter decrease 2008 over 2007 is due primarily to price imbalance between selling price and cost of goods (See MD&A Results of Operations for discussion about pricing environment and cost of goods).

Net Income
First quarter increase 2008 over 2007 is attributed primarily due to gain in fair value of derivative instrument of $2.7 million. Second quarter decrease 2008 over 2007 is primarily due to a loss in fair value of derivative instrument of $27.8 million. Third quarter increase 2008 over 2007 is primarily due to a gain in fair value of derivative instrument of $29.9 million offset by negative gross profit. Fourth quarter decrease 2008 over 2007 is primarily due to a gain in fair value of derivative instrument of $8.1 million offset by negative gross profit. The derivative instrument is a non cash, non operating item.

See MD&A Results of Operations for discussion about pricing environment and negative gross profit.

(C) Exhibits

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

10.1 Investment Agreement, dated December 12, 2007, by and between Shaanxi Longmen Iron and Steel Co., Ltd. and certain shareholders of Hancheng Tongxing Metallurgy Co.,Ltd. (incorporated herein by reference on Form 8-K filed on January 11, 2008)

10.2 Equity Purchase Agreement, dated June 25, 2008, by and between the Company and Tianjin Qiu Steel Investment Limited with Maoming Hengda Steel Group Limited, BeijingTianchenghengli Investments Limited and Mr. Chen Chao (incorporated herein by reference on Form 8-K filed on June 30, 2008)

10.3 Letter of Intent, dated as of September 1, 2008 between the Company and Yantai Steel Pipe Co., Ltd. of Laiwu Iron & Steel Group (incorporated herein by reference on Form 8-K filed on September 4, 2008)

10.4 Debt Waive Agreement, dated September 27, 2008, by and between the Maoming Hengda Steel Group Limited and Guangzhou Hengda Industrial Group Limited (incorporatedherein by reference on Form 8-K filed on September 29, 2008)

10.5 Form of Securities Purchase Agreement (Incorporated by reference to the registration statement on Form 8-K/A, filed with the Commission on December 14, 2007)

10.6 Form of Registration Rights Agreement (Incorporated by reference to the registration statement on Form 8-K/A, filed with the Commission on December 14, 2007)

10.7 Form of Warrant (Incorporated by reference to the registration statement on Form 8-K/A, filed with the Commission on December 14, 2007)

10.8 Form of Convertible Note (Incorporated by reference to the registration statement on Form 8-K, filed with the Commission on December 14, 2007)

10.9 Form DEF 14C (Incorporated by reference to the registration statement on Form DEF 14C, filed with the Commission on June 25, 2007)

10.10 Certificate of Designation dated August 15, 2007 (Incorporated by reference to the registration statement on Form 10-K, filed with the Commission on March 31, 2008)

21.01 Subsidiaries of the registrant

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
Name: Zuosheng Yu Title: Chief Executive Officer and Chairman Date: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chief Executive Officer and Chairman	March 10, 2009
Zuosheng Yu

/s/ John Chen	Director and Chief Financial Officer	March 10, 2009
John Chen

/s/ Zhongkui Cao	Director	March 10, 2009
Zhongkui Cao

/s/ Qinghai Du	Director	March 10, 2009
Qinghai Du

/s/ James Hu	Director	March 10, 2009
James Hu

/s/ Ross Warner	Director	March 10, 2009
Ross Warner

/s/ Chris Wang	Director	March 10, 2009
Chris Wang

/s/ John Wong	Director	March 10, 2009
John Wong

/s/ Danli Zhang	Director	March 10, 2009
Danli Zhang