Form 10-Q
period 2009-03-31
GENERAL STEEL HOLDINGS INC
filed 2009-05-11
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

Commission File Number 333-105903

General Steel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	412079252 (I.R.S. Employer Identification No.)

Kun Tai International Mansion Building, Suite 2315
Yi No. 12, Chaoyangmenwai Avenue
Chaoyang District, Beijing, China 100020
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 8, 2009, 38,627,071 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$39,128,494	$14,895,442
Restricted cash	174,321,481	130,700,335
Notes receivable	17,318,812	38,207,312
Accounts receivable, net of allowance for doubtful accounts of $400,571 and $401,109 as of March 31, 2009 and December 31, 2008, respectively	20,082,659	8,329,040
Other receivables, net of allowance for doubtful accounts of $683,826 and $684,767 as of March 31, 2009 and December 31, 2008, respectively	2,479,717	5,099,469
Other receivables - related parties	1,395,616	523,024
Dividend receivable	629,621	630,481
Inventories	107,858,572	59,548,915
Advances on inventory purchases	36,840,793	47,153,869
Advances on inventory purchases - related parties	13,863,922	2,374,637
Prepaid expenses - current	704,162	494,370
Deferred tax assets	6,488,093	7,487,380
	421,111,942	315,444,274

PLANT AND EQUIPMENT, net	527,298,591	491,705,028

OTHER ASSETS:
Advances on equipment purchases	7,755,163	8,965,382
Investment in unconsolidated subsidiaries	20,476,409	13,959,432
Prepaid expenses - non current	1,153,027	1,195,073
Prepaid expenses related party - non current	197,775	211,248
Long term other receivable	4,563,423	4,872,584
Intangible assets, net of accumulated amortization	24,461,096	24,555,655
Note issuance cost	4,197,058	4,217,974
Plant and equipment to be disposed	-	586,508
Total other assets	62,803,951	58,563,856

Total assets	$1,011,214,484	$865,713,158

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term notes payable	$244,428,086	$206,040,150
Accounts payable	150,364,523	149,239,317
Accounts payable - related parties	32,026,694	15,326,524
Short term loans - bank	85,931,040	67,840,256
Short term loans - others	90,928,371	87,833,706
Short term loans - related parties	7,339,650	7,349,670
Other payables	10,407,709	3,182,661
Other payable - related parties	8,191,474	677,013
Accrued liabilities	11,652,374	7,779,488
Customer deposits	147,012,299	141,101,584
Customer deposits - related parties	6,690,802	7,216,319
Deposits due to sales representatives	43,858,305	8,149,279
Taxes payable	14,087,859	13,916,636
Distribution payable to former shareholders	18,739,625	18,765,209
Total current liabilities	871,658,811	734,417,812

CONVERTIBLE NOTES PAYABLE, net of debt discount of $25,625,326 and $26,094,942 as of March 31, 2009 and December 31, 2008, respectively	7,624,674	7,155,058

DERIVATIVE LIABILITIES	5,788,442	9,903,010

COMMITMENT AND CONTINGENCIES

Total liabilities	885,071,927	751,475,880

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding	3,093	3,093
Common Stock, $0.001 par value, 200,000,000 shares authorized, 36,390,323 and 36,128,833 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	36,390	36,129
Paid-in-capital	37,957,453	37,128,641
Retained earnings	17,166,701	10,091,829
Statutory reserves	5,162,401	4,902,641
Contribution receivable	(959,700)	(959,700)
Accumulated other comprehensive income	8,230,428	8,407,359
Total shareholders' equity	67,596,766	59,609,992

NONCONTROLLING INTERESTS	58,545,791	54,627,286

Total equity	126,142,557	114,237,278

Total liabilities and shareholders' equity	$1,011,214,484	$865,713,158

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2009	2008
REVENUES	$262,414,416	$178,492,167

REVENUES - RELATED PARTIES	60,379,480	113,073,832

TOTAL REVENUES	322,793,896	291,565,999

COST OF SALES	252,002,104	166,714,663

COST OF SALES - RELATED PARTIES	57,869,673	111,869,221

TOTAL COST OF SALES	309,871,777	278,583,884

GROSS PROFIT	12,922,119	12,982,115

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,168,261	6,532,821

INCOME FROM OPERATIONS	3,753,858	6,449,294

OTHER INCOME (EXPENSE), NET
Interest income	878,633	580,318
Finance/interest (expense)	(2,938,778)	(5,986,507)
Change in fair value of derivative liabilities	4,114,568	2,670,764
Gain from debt extinguishment	2,930,200	-
Government grant	3,519,890	-
Income from equity investments	(54,632)	-
Other non-operating income (expense), net	510,216	369,270
Total other income (expense), net	8,960,097	(2,366,155)

INCOME BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	12,713,955	4,083,139

PROVISION FOR INCOME TAXES
Current	164,221	666,356
Deferred	1,221,850	(216,533)
Total provision for income taxes	1,386,071	449,823

NET INCOME BEFORE NONCONTROLLING INTEREST	11,327,884	3,633,316

Less: Net income attributable to noncontrolling interest	3,993,252	1,444,856

NET INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	7,334,632	2,188,460

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments	(176,931)	1,615,950
Comprehensive (loss)income attributable to noncontrolling interest	(74,746)	2,706,989

COMPREHENSIVE INCOME	$7,082,955	$6,511,399

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	36,285,312	34,836,394
Diluted	36,285,312	34,923,614

EARNING PER SHARE
Basic	$0.20	$0.06
Diluted	$0.20	$0.06

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
	Preferred stock		Common stock			Retained earnings			other
					Paid-in	Statutory		Subscriptions	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals

BALANCE, January 1, 2008	3,092,899	$3,093	34,634,765	$34,635	$23,429,153	$3,632,325	$22,686,590	$(959,700)	$3,285,278	$43,322,066	$95,433,440

Net income							2,188,460			1,444,856	3,633,316
Acquired noncontrolling interest										14,973,544	14,973,544
Adjustment to statutory reserve						347,747	(347,747)				-
Preferred stock issued for acquistion of minority interest ,											-
net of dividend distribution to Victory New											-
Conversion of redeemable stock, $1.95											-
Common stock issued for service, $1.32											-
Common stock issued by $2.50											-
Common stock issued for compensation, $8.16			76,600	77	548,379						548,456
Common stock issued for compensation, $10.43			150,000	150	1,564,350						1,564,500
Foreign currency translation adjustments									1,615,950	2,706,989	4,322,939

BALANCE, March 31, 2008, unaudited	3,092,899	$3,093	34,861,365	$34,862	$25,541,882	$3,980,072	$24,527,303	$(959,700)	$4,901,228	$62,447,455	$120,476,195

Net loss							(13,512,905)			(9,986,693)	(23,499,598)
Acquired noncontrolling interest										921,942	921,942
Adjustment to statutory reserve						922,569	(922,569)				-
Common stock issued for compensation, $6.66			87,400	87	581,997						582,084
Common stock issued for compensation, $10.29			90,254	90	928,582						928,672
Common stock issued for consulting fee, $3.6			100,000	100	359,900						360,000
Common stock issued for public relations, $3.6			25,000	25	89,975						90,000
Common stock issued for compensation, $3.5			87,550	88	306,337						306,425
Common stock transferred by CEO for compensation, $6.91					207,300						207,300
Common stock issued at $5/share			140,000	140	699,860						700,000
Notes converted to common stock			541,299	541	6,102,691						6,103,232
Make whole shares issued on notes conversion			195,965	196	2,310,117						2,310,313
Foreign currency translation adjustments									3,506,131	1,244,582	4,750,713

BALANCE, December 31, 2008	3,092,899	$3,093	36,128,833	$36,129	$37,128,641	$4,902,641	$10,091,829	$(959,700)	$8,407,359	$54,627,286	$114,237,278

Net income							7,334,632			3,993,251	11,327,883
Adjustment to statutory reserve						259,760	(259,760)				-
Common stock issued for compensation, $1.85			109,250	109	202,003						202,112
Common stock issued for interest payment, $3.66			152,240	152	557,709						557,861
Common stock transferred by CEO for compensation, $6.91					69,100						69,100
Foreign currency translation adjustments									(176,931)	(74,746)	(251,677)

BALANCE, March 31, 2009, unaudited	3,092,899	$3,093	36,390,323	$36,390	$37,957,453	$5,162,401	$17,166,701	$(959,700)	$8,230,428	$58,545,791	$126,142,557

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$7,334,632	$2,188,460
Net income attributable to noncontrolling interest	3,993,252	1,444,856
Consolidated net income	11,327,884	3,633,316
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	6,024,757	4,499,873
Amortization	224,416	205,146
Debt waiver	(2,930,200)	-
(Gain)Loss on disposal of equipment	(3,517,774)	9,492
Stock issued for services and compensation	271,212	548,456
Amortization of deferred note issuance cost	20,917	8,894
Amortization of discount on convertible notes	-	697,628
Change in fair value of derivative instrument	(4,114,568)	(2,670,763)
Deferred tax assets	989,146	(216,533)
Changes in operating assets and liabilities
Accounts receivable	(11,764,035)	(1,459,682)
Accounts receivable - related parties	-	7,631,355
Notes receivable	20,837,833	(13,832,292)
Notes receivable - restricted	-	8,491,027
Other receivables	2,915,525	1,533,823
Other receivables - related parties	(1,736,108)	(148,056)
Inventories	(48,394,144)	(17,647,149)
Advances on inventory purchases	10,249,490	6,516,616
Advances on inventory purchases - related parties	(7,552,281)	(26,563,452)
Prepaid expense - current	(156,475)	(220,516)
Accounts payable	1,285,289	11,144,259
Accounts payable - related parties	21,860,581	(6,951,111)
Other payables	7,229,879	(2,579,136)
Other payable - related parties	8,179,890	(2,118,101)
Accrued liabilities	3,882,827	522,377
Customer deposits	6,103,498	20,885,570
Customer deposits - related parties	(5,120,847)	(9,391,133)
Taxes payable	190,208	(9,585,924)
Net cash provided by (used in) operating activities	16,306,920	(27,056,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	(6,592,950)	-
Cash acquired from subsidiary	-	702,237
Deposits due to sales representatives	35,722,574	(451,457)
Advance on equipment purchases	1,198,078	416,045
Cash proceeds from sale of equipment	440	-
Equipment purchases	(41,415,299)	(28,097,609)
Intangible assets purchases	(163,329)	143,465
Net cash used in investing activities	(11,250,486)	(27,287,319)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(43,802,323)	(33,726,504)
Borrowings on short term loans - bank	51,732,681	24,893,037
Payments on short term loans - bank	(33,548,167)	(28,568,988)
Borrowings on short term loans - related parties	-	6,168,050
Payments on short term loans - related parties	-	(5,153,320)
Borrowings on short term loan - others	13,295,533	23,147,344
Payments on short term loans - others	(7,150,703)	(16,733,731)
Borrowings on short term notes payable	158,809,676	62,896,500
Payments on short term notes payable	(120,138,200)	(11,614,887)
Borrowings on employee loans	-	2,306,205
Payment to noncontrolling shareholders	-	(594,336)
Net cash provided by financing activities	19,198,497	23,019,370

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(21,879)	857,715

INCREASE (DECREASE) IN CASH	24,233,052	(30,466,250)

CASH, beginning of period	14,895,442	43,713,346

CASH, end of period	$39,128,494	$13,247,096

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

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

Daqiuzhuang Metal Sheet Co., Ltd. was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People’s Republic of China (PRC). The Company is a Chinese registered limited liability which engages in the manufacturing of hot rolled carbon and silicon steel sheets

Baotou Steel Pipe Joint Venture is located in Kundulun District, Baotou city, Inner Mongolia, China. It produces and sells spiral welded steel pipes and primarily serves customers in the oil, gas and petrochemical markets.

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

New developments

On January 14, 2008, the Company, through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The joint venture contributed its land use right of 217,487 square meters (approximately 53 acres) with appraised value of approximately $4.1 million (RMB 30 million). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 23 million), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control. See more detail in Note 17 – Business combinations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

On June 25, 2008, the Company and Tianjin Qiu Steel Investment (“Qiu Steel Investment”) entered into an equity purchase agreement (the “Purchase Agreement”) with Maoming Hengda Steel Group Limited (the “Henggang”), in which the Company contributed $7.1 million (RMB 50 million) through its subsidiary, Qiu Steel, to Henggang original shareholders in exchange for 99% of the equity of Henggang. The acquisition was completed and became effective June 30, 2008. See Note 17 – Business combinations.  Henggang is a steel products processor located in Maoming city, Guangdong province, in China’s southern coastal region. Production capacity at the facility is 1.8 million tons annually, with the majority of production focused on high-speed wire, an industrial steel product used in construction.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in consolidation.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2009 and December 31, 2008 amounted to $213,449,975 and $145,595,777, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, all distributors, which represented approximately 30%, and 53% of the Company’s total sales for the three months ended March 31, 2009 and 2008, respectively. Five customers accounted for 0% and 39% of total accounts receivable as of March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 and 2008, the Company purchased approximately 24% and 40%, respectively, of their raw materials from five major suppliers. Five vendors accounted for 15% and 67% of total accounts payable as of March 31, 2009 and 2008, respectively.

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
March 31, 2009
Unaudited

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

Translation adjustments resulting included in accumulated other comprehensive income amounted to $8,230,428, $8,407,359 as of March 31, 2009, and December 31, 2008, respectively. The balance sheet amounts, with the exception of equity at March 31, 2009 and December 31, 2008 were translated at 6.83 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2009 and 2008 were 6.83 RMB, 7.16 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination and repayment and their stated interest rate approximates current rates available.

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
March 31, 2009
Unaudited

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

The Company’s investment in unconsolidated subsidiaries amounted to $20,476,409 as of March 31, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of March 31, 2009.

In 2007, the conversion option on the $40 million Notes, as well as the 1,154,958 warrants issued in conjunction with the Notes are carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in SFAS 157 as level 3 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of March 31, 2009, the outstanding principal amounted to $33,250,000, and the carrying value of the convertible note amounted to $7,624,674. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The embedded warrants and conversion feature are valued by using level two inputs to the Binomial Model and determined that the fair value amounted to approximately $5.79 million due to the decrease in the Company’s common stock price.

	Carrying Value as of March 31, 2009	Fair Value Measurements at March 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Long term investments	$20,476,409			$20,476,409
Derivative liabilities	$$5,788,442		$5,788,442
Convertible notes payable	$$7,624,674			$6,045,490

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

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

Receivable and allowance for doubtful accounts

Receivables include trade accounts due from the customers and other receivables from cash advances to employees, related parties or third parties.  An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $17,318,812 and $38,207,312 of notes receivable outstanding as of March 31, 2009 and December 31, 2008, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the three months ended March 31, 2009 and 2008 amounted to $562,298 and $703,072, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

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

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, to determine whether their carrying value has become impaired.  The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2009, the Company expects these assets to be fully recoverable.

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
March 31, 2009
Unaudited

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

Long lived assets, including plant, equipment and intangible assets are reviewed annually, more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Investments in unconsolidated subsidiaries

Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest is accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using cost method.

The Company’s subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. and EPID invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	732,500	11
Shaanxi Xinglong Thermoelectric Co., Ltd	2004-2007	8,398,408	37.6
Shaanxi Longgang Group Xian steel Co., Ltd	2005	60,448	10
Shaanxi Longgang Group Co., Ltd	2003-2004	3,472,050	3.8
Huashan Metallurgical Equipment Co. Ltd.	2003	148,555	25
Hejin Liyuan Washing Coal Co., Ltd.	2006	135,268	38
Shanxi Longmen Coal Chemical Industry Co., Ltd	2009	6,592,500	15
Xian Delong Powder Engineering Materials Co., Ltd.	2006	936,680	27
Total		$20,476,409

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Total investment in unconsolidated subsidiaries amounted to $20,476,409 and $13,959,432 as of March 31, 2009 and December 31, 2008, respectively.

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
March 31, 2009
Unaudited

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

Noncontrolling interests

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption on SFAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Reclassification

As a result of adoption of SFAS 160, we reclassified noncontrolling interests in the amounts of $59 million and $55 million from the mezzanine section to equity in the March 31, 2009 and December 31, 2008 balance sheets, respectively.

Recently issued accounting pronouncements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS No. 162 will have no effect on the Company’s  financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This new pronouncement has no effect on the Company’s financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2009	December 31, 2008
	Unaudited
Accounts receivable	$20,483,230	$8,730,149
Less: allowance for doubtful accounts	400,571	401,109
Net accounts receivable	$20,082,659	$8,329,040

Movement of allowance for doubtful accounts is as follows:

	March 31, 2009	December 31, 2008
	Unaudited
Beginning balance	$401,109	$148,224
Charge to expense	-	124,727
Addition from acquisition	-	238,259
Less Written-off	-	(119,022)
Exchange rate effect	(538)	8,921
Ending balance	$400,571	$401,109

Note 4 – Inventory

Inventory consists of the following:

	March 31, 2009	December 31, 2008
	Unaudited
Supplies	$1,788,636	$1,884,387
Raw materials	58,023,033	41,083,743
Work in process	-	333,611
Finished goods	48,046,903	16,247,174
Totals	$107,858,572	$59,548,915

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2009, and December 31, 2008, management determined the carrying amount of inventory exceeded net realizable value, therefore $217,823 and $2,243,232 had been written down, respectively, and the amounts have been included in cost of goods sold.

Note 5 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $50,704,715 and $49,528,506 as of March 31, 2009 and December 31, 2008, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2009	December 31, 2008
	Unaudited
Buildings and improvements	$118,000,296	$118,143,847
Machinery	232,415,920	226,594,341
Transportation equipment	7,438,484	7,299,240
Other equipment	2,752,055	2,755,129
Construction in process	235,486,249	199,818,052
Totals	596,093,004	554,610,609
Less accumulated depreciation	(68,794,413)	(62,905,581)
Totals	$527,298,591	$491,705,028

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Longmen Joint Venture constructed two blast furnaces and a sintering system.  All costs related to construction have been capitalized as construction in progress and amounted to $216,161,341 and $180,471,238 as of March 31, 2009 and December 31, 2008, respectively. Interest of $13,931,349 has been capitalized into the construction costs.

Depreciation, including amounts in cost of sales, for the three months ended March 31, 2009 and 2008 amounted to $6,024,757 and $4,499,873, respectively.

Note 7 – Intangible assets

Intangible assets consist of the following:

	March 31, 2009	December 31, 2008
	Unaudited
Land use right	$27,476,538	$27,467,031
Software	408,659	292,693
Totals	27,885,197	27,759,724
Accumulated Amortization	(3,424,101)	(3,204,069)
Totals	$24,461,096	$24,555,655

Total amortization expense for the three months ended March 31, 2009 and 2008, amounted to $224,416 and $205,146, respectively.

Note 8 – Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Short term loans due banks, related parties and other parties consisted of the following:

	March 31, 2009	December 31, 2008
	Unaudited
Daqiuzhuang: Loan from banks in China, due various dates from April 2009 to March 2010. Weighted average interest rate 6.92% per annum, either guaranteed by another company or secured by equipment/inventory.	$26,613,190	$27,383,022

Longmen Joint Venture: Loan from banks in China, due various dates from July 2009 to February 2010. Weighted average interest rate 6.61% per annum, either guaranteed by another company or secured by equipment/buildings/land use right.	59,317,850	38,875,500

Baotou: Loan from banks in China, due March 2009. Annual interest rate of 12%, Guaranteed by another company and secured by equipment.	-	114,734

Hengda: Loan from banks in China, due January 2009. Annual interest rate of 7.47%, guaranteed by another company.	-	1,467,000

Total – bank loans	$85,931,040	$67,840,256

	March 31, 2009	December 31, 2008
	Unaudited
Loan from various unrelated companies and individuals, due various dates from June 2009 to January 2010, and interest rates up to 12% per annum.	$90,928,371	$87,833,706

Total – other loans	$90,928,371	$87,833,706

	March 31, 2009	December 31, 2008
	Unaudited
Qiu Steel: Related party loan from Tianjin Heng Ying and Tianjin Da Zhan, due June 2009. Annual interest rate of 5%-10%, and interest starts accrual on July, 2008.	$7,339,650	$7,349,670

Total – related loans	$7,339,650	$7,349,670

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

The Company had various loans from unrelated companies and individuals. The balances amounted to $90,928,371 and $87,833,706 as of March 31, 2009 and December 31, 2008, respectively. Out of the $90,928,371 current period balance, $25,420,220 carries no interest, and the remaining $65,508,150 carries annual interest rates ranging from 7.2% to 12%. $29,394,068 of prior year balance carries no interest and the remaining $58,439,638 are subject to interest rates ranging from 7.2% to 12%. All short term loans from unrelated companies and individuals are due on demand and unsecured.

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

The Company had the following short term notes payable:

	March 31, 2009	December 31, 2008
	Unaudited

Daqiuzhuang: Notes payable from banks in China, due various dates from April 2009 to September 2009. Restricted cash required of $14,972,300 and $15,727,914 for March 31, 2009 and December 31, 2008, respectively and either guaranteed by another company or secured by buildings.	$18,605,500	$18,630,900

Longmen Joint Venture: Notes payable from banks in China, due various dates from April 2009 to September 2009.. Restricted cash of $133,307,836 and $98,073,410 for March 31, 2009 and December 31, 2008, respectively and either guaranteed by another company or secured by equipment, or no guarantee.	182,971,336	159,536,250
Bao Tou: Notes payable from banks in China, due July 2009. Restricted cash of $5,127,500 and $5,134,500 for March 31, 2009 and December 31, 2008, respectively and guaranteed by buildings.	7,325,000	7,335,000

Hengda: Notes payable from banks in China, due various dates from May 2009 to September 2009. Restricted cash of $20,876,250 and $11,764,512 for March 31, 2009 and December 31, 2008 and guaranteed by buildings.	35,526,250	20,538,000
Grand totals	$244,428,086	$206,040,150

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Total interest expense for the three months ended March 31, 2009 and 2008 on the debt listed above amounted to $3,089,512 and $2,872,865, respectively. Capitalized interest amounted to $2,276,911 and $811,505 for the three months ended March 31, 2009, and 2008, respectively.

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within six months after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31,2009 and December 31, 2008, customer deposits amounted to $153,703,101 and $148,317,903, including related parties deposits $6,690,802 and $7,216,319, respectively.

Note 10 – Deposits due to sales representatives

Daqiuzhuang Metal and two of Longmen Joint Venture’s subsidiaries, Yuxin Trading and Yuteng Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $43,858,305 and $8,149,279 in deposits due to sales representatives outstanding as of March 31, 2009 and December 31, 2008, respectively. Due to increase in demand in first quarter 2009, the Company received additional deposit amounted $34million from sales representatives to secure sales quantity. These deposits are refundable in one year based on volume fulfillment and bear interest at 3%-8% per annum.

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
March 31, 2009
Unaudited

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.41%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

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

As of March 31, 2009, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased by $4,114,568 during the period, including $1,261,690 for the decrease in fair value of the warrants and $2,852,878 for the decrease in fair value of the conversion option.

As of March 31, 2009, the balance of derivative liabilities was $5,788,442, which consisted of $1,817,216 for the warrants and $3,971,226 for the conversion option, and the carrying value of the notes was $7,624,674. The effective interest charges on notes totaled $1,027,477 and $159,478 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the unamortized note issuance cost was $4,197,058, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. Note issuance cost was amortized to interest expense at $20,917 and $8,894 for the three months ended March 31, 2009 and 2008, respectively.

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $2,620,752 and $3,038,348 for the three months ended March 31, 2009 and 2008, respectively.

Income tax payments amounted to $543,079 and $1,105,053 for the three months ended March 31, 2009 and 2008, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

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

On April 14, 2008, the Company, Mr, Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (BOD member of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life agreement. A total of $69,100 of compensation expense and additional paid in capital has been recorded for the three months ended March 31, 2009.

On January 15, 2009, the Company granted convertible notes holders 152,240 shares of common stock at $3.66 per share, as cash payments made for interest. The shares were valued as 90% of the arithmetic average of the Weighted Average Price of the Common Shares on each for the ten consecutive Trading Days immediately preceding the applicable Interest Date.

On March 9, 2009, the Company granted senior management and directors 109,250 shares of common stock at $1.85 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $202,003 for the three months ended March 31, 2009.

Note 13 - Gain from debt extinguishment and Government grant

Debt extinguishment

For the three months ended March 31, 2009, the Company recorded gain from debt extinguishment totaling $2,930,200. On February 20, 2009, Maoming Hengda, a subsidiary entered into a Debt Waive Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $2,930,200 (RMB 20,000,000) of the total $23,955,220 (RMB 163,516,860) debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at date of purchase as defined in SFAS 141 “Business Combinations” and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Government grant

Based on national industrial policies and environmental protection laws and regulations, in order to reduce energy consumption, emissions Shaanxi Province Development and Reform Commission worked with local industries to eliminate of outdated iron and steel production capacity in form of government grant. Longmen Joint Venture received $4.2 million (RMB 29 million) in government grant for compliance in dismantling two blast furnaces. The Company wrote off the residual book value of the furnaces dismantled totaling $$0.7 million (RMB 5 million), and recorded other income of $3,519,890 for the three months ended March 31, 2009.

Note 14 – Taxes

Income tax

On January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate currently applicable to both DES and FIEs. The two-year tax exemption and three-year 50% tax reduction tax holiday for production-oriented FIEs will not be eliminated for certain entities incorporated on or before March 16, 2007.

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three months ended March 31, 2009  and 2008 are as follows:

	March 31, 2009	March 31, 2008
	Unaudited	Unaudited

Current	$164,221	666,356
Deferred	1,221,850	(216,533)

Total income taxes	$1,386,071	449,823

Some of the Company’s Chinese operating entities suffered operating losses.  According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	March 31, 2009	December 31, 2008
	Unaudited
Beginning balance	$7,487,380	$399,751
Xi’an Rolling Mill’s ,YuXin, YuTeng, HuaLong and TongXing Net operating loss carry-forward	996,788	4,945,752
Effective tax rate	25%	24.76%

Deferred tax asset	$249,197	$1,224,626
Long Gang Headquarter’s Net operating loss carry-forward	(8,255,393)	36,809,350
Effective tax rate	15%	15.24%

Deferred tax asset	$(1,238,309)	$5,610,223

Exchange difference	(10,175)	252,780

Totals	$6,488,093	$7,487,380

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008 as follows:

	March 31, 2009	March 31, 2008
	Unaudited	Unaudited
U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00)%	(34.00)%

China income taxes	25%	25.00%
Tax effect of income not taxable for tax purpose	(2.19)%	(3.86)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(10.22)%	(10.12)%

Total provision for income taxes	12.59%	11.02%

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
March 31, 2009
Unaudited

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

VAT on sales and VAT on purchases amounted to $86,075,816  and $67,671,338 for the three months ended March 31, 2009, $70,973,599 and $65,859,199 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2009	December 31, 2008
	Unaudited
VAT taxes payable	$9,770,698	$8,985,278
Income taxes payable	2,197,100	2,509,520
Misc taxes	2,120,061	2,421,838
Totals	$14,087,859	$13,916,636

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

	March 31,2009	March 31,2008
	Unaudited	Unaudited
Income attributable to holders of common shares	$7,334,632	$2,188,460
Basic weighted average number of common shares outstanding	36,285,312	34,836,394
Diluted weighted average number of common shares outstanding	36,285,312	34,923,614

Net income (Loss) per share
Basic	$0.202	$0.0628
Diluted	$0.202	$0.0627

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

For the three months ended March 31, 2009, 1,154,958 warrants with exercise price of $13.51 and $32,500,000 convertible notes with conversion price of $12.47 were excluded from the diluted income per share due to anti-diluted effect.

For the three months ended March 31, 2008, 233,330 warrants with exercise price of $5.00 were included for the diluted income per share calculation due to their dilutive effect; and 1154,958 warrants with exercise price of $13.51 and $32,500,000 convertible notes with conversion price of $12.47 were excluded from the diluted earnings per share due to their anti-dilutive effect.

Note 16 – Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. The lease term is one year and is renewed annually.

	For the three months ended March 31,2009	For the three months ended March 31,2008
	Unaudited	Unaudited
Rental Income	$439,530	$419,310

The Company’s short term loan of $2,197,500 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu. Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

	For the three months ended March 31,2009	For the three months ended March 31,2008
	Unaudited	Unaudited
Purchase from Hengying and Dazhan	$6,829,080	$28,434,046
Sales to Hengying and Dazhan	$510,153	$1,279,813

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of March 31, 2009 and December 31, 2008.

a.	Other receivables - related parties

Name of related parties	March 31, 2009	December 31, 2008
	Unaudited	Unaudited
Beijing Wendlar	$674,166	$376,324
De Long Fen Ti	574,950	-
Tianjin Jin Qiu Steel Market	146,500	146,700
Total	$1,395,616	$523,024

b.	Advances on inventory purchases – related parties

Name of related parties	March 31, 2009	December 31, 2008
	Unaudited
Liyuan Ximei	$7,616,588	$502,336
Daishang trading Co., Ltd.	2,448,417	1,872,301
Maoming Shengze Trading	3,798,917	-
Total	$13,863,922	$2,374,637

c.	Accounts payable due to related parties

Name of related parties	March 31, 2009	December 31, 2008
	Unaudited
Long Men Group	$21,354,671	$10,630,309
Henan Xinmi Kanghua	1,392,878	1,500,987
Zhengzhou Shenglong	131,912	-
Baotou Shengda Steel Pipe	1,568,050	1,558,228
ShanXi Fangxin	1,492,855	1,451,336
Baogang Jianan Group	74,153	185,664
Jingma Jiaohua	6,012,175	-
Total	$32,026,694	$15,326,524

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

d.	Short term loan due to related parties

Name of related parties	March 31, 2009	December 31, 2008
	Unaudited
Dazhan	$3,940,850	$3,946,230
Hengying	3,398,800	3,403,440
Total	$7,339,650	$7,349,670

e.	Other payables due to related parties

Name of related parties	March 31, 2009	December 31, 2008
	Unaudited
Golden Glister	$600,000	$600,000
Hengying	7,481,339	-
Baogang Jianan Group	110,135	-
Baotou Shengda Steel Pipe	-	77,013
Total	$8,191,474	$677,013

f.	Customer deposits – related parties

Name of related parties	March 31, 2009	December 31, 2008
	Unaudited
Dazhan	$6,690,802	$2,759,964
Haiyan	-	1,522,355
Maoming Heng Da Materials	-	2,934,000
Total	$6,690,802	$7,216,319

Note 17 –Business combinations

On January 14, 2008, the Company through Longmen Joint Venture, completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Tongxing contributed its land use right of approximately 53 acres (217,487 square meters) with an appraised value of approximately $4.1 million (RMB 30 million). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 23 million), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as acquisition under common control.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

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

Distribution payable to former shareholders for the above acquisitions amount to $18,739,625 and $18,765,209 as of March 31, 2009 and December 31, 2008, respectively.

Note 18 - Shareholder’s equity

On January 14, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1,564,500. The shares price is determined as the quoted market price on the date granted.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $548,456 for the year ended March 31, 2009.

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

In September 2008, 140,000 warrants, issued in connection with the redeemable preferred stock, were exercised at $5.00 per share.

On October 28, 2008, the company granted Teamlink Investment Limited, 100,000 shares of commons stock at $3.6 per share as consulting service expense $360,000. According to the period of service provided, $60,000 was recorded as expense in 2008 and $300,000 will be amortized within 10 months. $90,000 of public relationship expense had been recorded for the three months ended March 31, 2009.

On November 24, 2008, the Company granted senior management and directors 87,550 shares of common stock at $3.50 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $306,425 for the year ended December 31, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

On January 15, 2009, the Company granted convertible notes holders 152,240 shares of common stock at $3.66 per share, as share payments for interest. The shares were computed as 90% of the arithmetic average of the Weighted Average Price of the Common Shares on each for the ten consecutive Trading Days immediately preceding the applicable Interest Date.

On March 9, 2009, the Company granted senior management and directors 109,250 shares of common stock at $1.85 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $202,003 for the three months ended March 31, 2009.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2008	1,388,292
Granted	-
Forfeited	(93,334)
Exercised	(140,000)
Outstanding As of December 31, 2008	1,154,958
Granted
Forfeited
Exercised
Outstanding As of March 31, 2009	1,154,958

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$ 13.51	1,154,958	4.12	$13.51	1,154,958	4.12

Note 19 – Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $812,306 and $512,966 for the three months  ended March 31, 2009, and 2008, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

Note 20 – Statutory reserves

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

Note 21 – Commitment and contingencies

The company is obligated to contribute $5,130,000 (RMB 40 million), as registered capital to Baotou Steel Pipe Joint Venture. The Company contributed approximately $1,734,200 through December 31, 2008, and the balance will be contributed in the first half of 2009, from Daqiuzhuang Metal.

Hancheng Tongxing Metallurgy Co., Ltd., one subsidiary of Longmen Joint Venture, is obligated to contribute $32,962,500 (RMB 225 million), as registered capital to Shaanxi Longmen Coal and Chemical Co., Ltd by the end of 2010. Tongxing had contributed $6,592,500 as of March 31, 2009.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $466,200.

Daqiuzhuang Metal rented land for 50 years starting September 2005. Total amount of the rent over the 50 years period is approximately $1,044,728 (or RMB 8,067,400).

Baotou Steel Pipe Joint Venture has 5 years rental agreement with Bao Gang Jian An for property and buildings. The agreement began June 2007 for $263,700 (or RMB1,800,000) per year.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
Unaudited

As of March 31, 2009, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
2009	$922,698
2010	263,700
2011	263,700
2012	131,850
2013	-
Thereafter	-
Total	$1,581,948

Total rental expense for the three months ended March 31, 2009 and 2008 amounted to $85,021 and $98,798, respectively.

Long Men Joint Venture is constructing two blast furnaces in 2008, the total contract cost was $216,161,341, of which $208,741,132 was paid, and $7,420,209 will be paid within one year.

Note 22 – Subsequent Event

On May 7, 2009, the conversion price of the senior convertible notes issued in December 2007 was reset to $4.2511 to the Market Price because the conversion price is higher than the Market Price pursuant to the notes agreement. Market Price means, for any given date, the lower of (x) the arithmetic average of the Weighted Average Price of the Common Stock for the thirty (30) consecutive Trading Day period ending on the Trading Day immediately preceding such date and (y) the Weighted Average Price of the Common Stock on the Trading Day immediately preceding such date.

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

Management Comments

Net Income swung to a $7.3 million profit for the first quarter of 2009 from a full-year 2008 net loss of $11.3 million. Earnings per share for the first quarter were $0.20 per share.

Sales volume at our Longmen Joint Venture increase 38.3% to 649,327 metric tons compared to 469,600 metric tons for the same period last year.

Our Longmen Joint Venture comprises 91% of our total revenue and this management team deserves recognition for their profitable operating performance in a challenging environment.

Market

Our Longmen Joint Venture is focused primarily on the markets of Shaanxi and Sichuan provinces. These relatively less developed economies of western China are a key focus of China’s infrastructure investment. Demand in this region for construction steel has been boosted by infrastructure-related projects in first quarter of 2009.  Our markets have proven the ability to absorb the additional capacity from our two new blast furnaces which were brought on line at the end of 2008 and January 2009.

First quarter is traditionally the slowest quarter of the year owing to a general weather-related slowing in construction projects and the Chinese New Year holiday. In the months of January and February, selling prices trended up likely due to distributor loading, however, the trend was not sustainable and sales prices dropped in March. Fortunately, the demand in our addressable markets has been stable allowing us to enjoy a price premium of nearly $29 per metric ton compared with rebar prices in Shanghai or Beijing.

Economic Stimulus Spending

According to the National Development and Reform Commission (NDRC), the Chinese central government economic stimulus plan is expected to spend $586 billion, of which $259 billion is allocated for rural infrastructure, earthquake reconstruction and public housing.  Another $219 billion is allocated for transport and power infrastructure. As the largest construction steel producer and dominant supplier in Shaanxi province, our Longmen JV has already begun to see the impact of the stimulus plan. In the first quarter, in addition to distributor contracts, we signed direct-supply stimulus-related contracts totaling 560,000 metric tons. This figure represents approximately 30% of our Longmen JV’s total production volume in 2008.

With the stimulus plan gaining traction in the first quarter, we expect to see continued stimulus-related spending in the months and years ahead.

Operations

Production volume of crude steel for the first quarter of 2009 increased 39% to 655,000 metric tons from 470,000 metric tons in the same quarter last year. This increase is largely traced to our two new 1,280 cubic meter blast furnaces which became operational at the end of 2008 and January 2009 and are still in the fine-tuning process. On April 21, 2009 daily production of crude steel set a new daily record exceeding 10,000 metric tons.

Doubling daily crude steel production from 5,000 to 10,000 metric tons requires a range of operational activities to be keenly managed.

Raw material procurement – Our blast furnaces run 24 hours a day, 7 days a week, 365 days a year.  We now require approximately 23,000 metric tons of raw materials each day. Strict purchasing and shipping lead-times must be synchronized to ensure continuous production.

Logistics – Each day we now consume approximately 18,000 metric tons of iron ore - the equivalent of 300 dry bulk railcars, accept delivery of over 140 truckloads of coal and load 285 out bound trucks with our billets.  A normal day now requires the coordination of more than 425 trucks and 300 railcars entering and leaving our facility.

Financing – Financing the construction and working capital requirements of the two new blast furnaces and support facilities without going to the western capital markets for financing assistance has been a tremendous achievement for our organization. The cost of the blast furnaces and support facilities was approximately $200 million. All of this financing has been done during a period of the tightest credit since the Great Depression. The management team at Longmen has done an excellent job of managing cash flow utilizing vendor financing, prepayments from customers and short-term loans to build and operate these large income producing assets. A large part of the first quarter 2009 profits is the result of their hard work and effort.

Merger and Acquisition

The current global economic slow down is a two-edged sword. On one edge, it has brought severe hardship for many in the steel industry; on the other edge it has created an unprecedented opportunity to pursue mergers and acquisitions within the industry.

Several factors have aligned to form this favorable environment.

The economic slow down has made it challenging for steel companies to operate profitably. In this difficult environment, private steel company owners welcome a partner to help them. This attitude is different from one year ago when the steel industry was booming. At that time, private steel company owners asked for high valuations and tough terms. Now when business is difficult, valuations are more attractive and we are in a much better position to negotiate favorable terms.

The central government has implemented economic support programs for the steel industry, but they are only available for state-owned steel companies. In addition, the government is pushing harder for consolidation. These actions have sent a clear signal to independent steel companies that it will be harder to operate alone.

These concerns have led us to our current two-step acquisition strategy. In the first step, we pay only a minimum down payment and take control of the target company. This allows us to manage and operate the entity with an insider’s view of the company.

Only if the target company proves to be accretive will we proceed to step two which is taking a majority equity stake in the target company. This two-step process allows us to minimize risk and maximize shareholder value.

It has always been our two-pronged strategy to grow through merger and acquisition activities along with upgrading existing operations. We continue to follow our strategy and actively evaluate merger and acquisition opportunities arising from the economic downturn. Our greatest concern is not finding attractive candidates, but ensuring risks are minimized and shareholder value is maximized.

Summary

There are two points which stand out from the challenging first quarter of 2009. First, we were able to be profitable in the midst of the global economic downturn. Second, the environment for merger and acquisitions has never looked better as we move forward with our strategy.

Company Overview

General Steel Holdings, Inc. (“General Steel”), headquartered in Beijing, China, operates a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products including: rebar, hot-rolled sheets, spiral-weld pipes and high-speed wire. Our aggregate production capacity of steel products is 6.3 million metric tons per year, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are an overall driver for all our products.

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

Daqiuzhuang Metal has ten steel sheet production lines capable of processing approximately 400,000 tons of 0.75-2.0 mm hot-rolled steel sheets per year. Products are sold through a nation-wide network of 35 distributors and three regional sales offices.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, such as heating, rolling, cutting, annealing, and flattening to process and cut coil segments into steel sheets. Sheets produced at the facility have a length of approximately 2,000mm; a width of approximately 1,000mm, and a thickness ranging from 0.75-2.0mm. Limited size adjustments can be made to meet order requirements. Products sell under the registered “Qiu Steel” brand name.

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

Baotou Steel Pipe Joint Venture received its business license on May 25, 2007. It has four production lines capable of producing 100,000 tons of double spiral-weld pipes. These pipes are used in the energy sector primarily to transport oil and steam. Pipes produced at the mill have a diameter ranging from 219-1240mm; a wall thickness ranging from 6-13mm; and a length ranging from 6-12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

This joint venture started production and testing operations in the second quarter 2007 and began to generate revenue in the third quarter 2007.

• Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”)

Effective June 1, 2007 through two subsidiaries, Daqiuzhuang Metal and Tianjin Qiu Steel Investment Co., Ltd., we entered into a joint venture agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through our two subsidiaries, we invested approximately $39 million cash and collectively hold approximately 60% of the Longmen Joint Venture.

Long Steel Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002.

Long Steel Group operates as a fully-integrated steel production facility.  Less than 10% of steel companies in China have fully-integrated steel production capacity.

Our Longmen Joint Venture, assumed existing operating units of the Long Steel Group. The Long Steel Group contributed most of its working assets to the Longmen Joint Venture.

Currently, the Longmen Joint Venture has four branch offices, seven subsidiaries under direct control and eight entities in which we have non controlling interest.  It employs approximately 5,750 full-time workers.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is six - eight million metric tons per year. Slightly more than half of this demand radiates from Xi’an, the province capital, located 180km from the Longmen Joint Venture main site. We estimate that in Xi’an we have a 72% market share according to Xian Steel Market Statistics dated April 7, 2009.

An established regional network of 24 agents and two sales offices sell the Longemn Joint Venture’s products. All products sell under the registered brand name of “Yulong” which enjoys strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi Han, Xi Tong and Xi Da provincial expressways, and are currently being used in the construction of the Xi’an city subway system.

On September 24, 2007, Longmen Joint Venture acquired controlling interest in two subsidiaries of Long Steel Group: Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. and Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd.

The Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire its 74.92% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“EPID”). The Joint Venture paid $2.4 million (RMB 18,080,930) in exchange for the ownership interest. The facility utilizes solid waste generated from the steel making process to produce construction products including, building blocks, landscape tiles, curb tops, ornamental tiles.

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

On January 11, 2008, Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture contributed its land use right of 21.45 hectares (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB 30,227,333). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 22,744,419), providing the Joint Venture a stake of 22.76% ownership in Tongxing and making it Tongxing’s largest and controlling shareholder. Tongxing has two core operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 300,000 metric tons. Its rebar processing facility has an annualized rolling capacity of 300,000 metric tons.

•  Maoming Hengda Steel Group Limited (Maoming)

On June 25, 2008, through our subsidiary Tianjin Qiu Steel Investment, we acquired 99% of Maoming Hengda Steel Group, Limited (“Maoming”) for RMB 50 million (approximately $7.3 million). Maoming’s core business is the production of high-speed wire and rebar, products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province, the facility has two production lines capable of producing 1.8 million metric tons of 5.5-16mm diameter high-speed wire and 12-38mm diameter rebar annually. The products are sold through nine distributors targeting customers in Guangxi province and the western region of Guangdong province.

The facility had been operating at approximately 10% of capacity due to, we believe, a redirected corporate focus of the previous owners.

Operating Information Summary by Subsidiaries

	Daqiuzhuang Metal	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming
Annual Production Capacity (metric tons)	400,000	100,000	4 million	1.8 million

Main Products	Hot-rolled Sheet	Spiral-weld pipe	Rebar	High-speed wire

Main Application	Light Agricultural Vehicles	Energy transport	Infrastructure and Construction	Infrastructure and Construction

Stock listing

           Our stock trades on the NYSE under the ticker symbol “GSI”.

Factors affecting our operating results

Demand for our products

Overall, domestic economic growth is an important demand driver for our products. Currently, China is experiencing an economic downturn from its past eight years of record growth.  Nevertheless, according to estimates issued by Morgan Stanley on April 27, 2009, it estimates that China’s economy will still grow by approximately 7.0% in 2009, well above many western developed economies. Industry demand drivers for our products include construction and infrastructure growth, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 11th Five-Year National Economic and Social Development Plan (the “NESDP”)(2006-2010), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi, the province where Longmen Joint Venture is located, has been designated as a bridgehead for development into the western region, and Xi’an, the provincial capital, has been designated as a focal point for this development. Our Longmen Joint Venture is 180km from Xi’an and does not have another major competitor within a 250km radius. According to a Shaanxi provincial government report issued on January 16, 2008, there were 150 construction and infrastructure projects scheduled to begin in the province in 2008. Major projects include six new highways, one new airport, the expansion of the Xi’an airport, a new ring subway system and three new dams. We see strong demand for our products driven by these and many other construction and infrastructure projects. We believe that there will be sustained regional demand for several years ahead as the government continues to strengthen its western region development efforts.

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

At Baotou Steel Pipe Joint Venture, energy sector growth which spurs the need to transport oil and steam drives demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the region.

At Maoming, infrastructure growth and business development are demand drivers for our construction steel products. Guangdong province serves as an export hub to Southeast Asia and abroad for many products produced in China, and is one of China’s most economically advanced provinces.  According to a National Development and Reform Commission Industrial Update issued June 23, 2008 projected annual demand for steel products in Guangdong will reach 50 million metric tons by the end of 2010.  On June 3, 2008, the Guangdong provincial government announced plans within the Bei Shan Ling Port District, the area in which our facility is located, to build 76 new shipping terminals with an aggregate throughput of 350 million metric tons annually.   These construction projects and other infrastructure projects in the region will be demand drivers for our products.

Supply of raw materials

Iron ore

Our primary raw materials consist of iron ore, coke, hot-rolled steel coil and steel billets. Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw material. Longmen Joint Venture uses iron ore and coke as its main raw material. Maoming uses steel billets as its raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the price of iron ore and coke are the primary raw material cost driver for our products.

Longmen Joint Venture represents four million tons of our aggregate 6.3 million metric ton annual production capacity. At Longmen Joint Venture, approximately 90% of the production costs are attributable to the purchase of raw materials, with iron ore being the largest component of the purchase.

According to the China Iron and Steel Association, approximately 60% of the domestic steel industry’s demand for iron ore must be filled by imports. At our Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by our joint venture partner), domestic sources and from imports. The Daxigou mine has 300 million metric tons of proven iron ore reserves, of which less than one million metric tons have been excavated. According to the terms of our joint venture agreement with the strategic partner, we have first rights of refusal for sales and development from this mine.

We currently source approximately 15% of our iron ore from the Mulonggou and Daxigou mines, 70%-75% from domestic mines and remaining amount from imports. The Longmen JV sources iron ore from the Mulonggou and Daxigou mines below market prices due to its shareholding relationships. We believe gaining greater direct control over our key raw material supply is important for margin and secured source protection.

Coke

After iron ore, coke is our second most largely consumed raw material. It takes approximately 550 to 600kg of coke to make one metric ton of pig-iron.

Our Longmen facility is located in the center of China’s coal belt. All coke used at Longmen Joint Venture is sourced from the town in which Longmen Joint Venture is located. This ensures dependable supply and minimum transportation costs for this key raw material.

Industry consolidation

It is the goal of the central government to consolidate 50% of domestic production among the top ten steel companies by 2010 and 70% by 2020. Throughout 2008, it steadily heightened its consolidation effort.  The following list highlights a few of the major steel company consolidation done during the year.

•           Hubei-based  Wuhan  Iron & Steel Group acquired Liuzhou Iron & Steel Group and  established  Guangxi  Iron  &  Steel  Group  for the purpose of building  a new mill in Fangchenggang city, Guangxi province.

•           Shanghai-based Baosteel acquired  and is recapitalizing Guangzhou Iron & Steel Enterprises Group and Shaoguan  Steel  Co. Ltd. with the goal of building a new facility in Guangdong province.

•           Shandong Iron & Steel Group was formed in Shandong province through the mergers of Laiwu  Steel  Group  and  Jinan  Iron & Steel Group.

•           Hebei Iron & Steel  Group  was formed through  the merger of Tangshan Iron & Steel Group and Handan Iron  &  Steel  Group  in  Hebei  province.

All the above mentioned major mergers and acquisitions have been government-directed. In addition, Tangshan Bohai Steel Group and Tangshan Changcheng Steel Group were formed in late December. These two groups were formed from 39 local private mills in Tangshan city in Hebei province.

On January 14, 2009, the central government approved the steel industry revitalization plan. The plan requires the industry to constrict overall production, eliminate backward capacity and strengthen its technical innovation. The revitalization plan also encourages enterprises to accelerate the merger process so as to form a more concentrated industry structure and enhance the overall competitiveness.

Operating Results

Sales Revenue

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Sales revenue for the three months ended March 31, 2009 increased 10.7% to $322.8 million compared to $291.6 million for the same period last year.

The increase in sales revenue is due to production volume increase of 38.3% at our Longmen JV which offset declines at Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture.

The Sales Revenue increase is also attributed to our Maoming acquisition which was acquired June 25, 2008. First quarter March 31, 2009 Sales Revenue result reflect a full three months of operations whereas this subsidiary did not exist for the same period last year.

Sale Revenue	First Quarter Ending
	March 31st, 2009			March 31st, 2008
	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
Longmen JV	649,327	$292,714,691	91%	469,600	$256,451,812	88%	38.3%	14.1%
Maoming	42,369	$17,249,993	5%	NA	NA	0%
Daqiuzhuang Metal	25,672	$12,698,109	4%	53,739	$34,017,390	12%	-52.2%	-62.7%
Baotou Steel Pipe JV	768	$131,103	0%	1,832	$1,096,797	0%	-58.1%	-88.0%
Total	718,136	$322,793,896	100%	525,171	$291,565,999	100%	36.7%	10.7%

Longmen Joint Venture - Comprised 91% of total sales. These sales were fueled by stable demand for construction steel in our addressable markets and increased production contributed by our two new 1,280 cubic meter blast furnaces.

Maoming – Acquired June 25, 2008.

Daqiuzhuang Metal – Due to economic slowdown, demand for hot-rolled sheets has dropped compounded by large excess capacity of cold-rolled sheets which can be used as a replacement product.

Baotou Steel Pipe JV – Due to harsh winter conditions in northern China, many construction projects are in hibernation until April.

Gross Profit

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Gross profit for the three months ended March 31, 2009 decreased 0.5% to $12.92 million from $12.98 million for the same period last year.

The industry conditions in the first quarter 2009 were extremely different from the first quarter of 2008.  The first three months of last year were highlighted by rapidly escalating commodities markets and the central government’s effort to prevent inflation and cool down the economy.  In the first three months of this year, the commodities market had dramatically fallen from its earlier heights, the banking and credit crisis had brought down prices for most assets and the central government was now concerned with implementing ways to stimulate the economy.  Against this backdrop, it is a noteworthy accomplishment that our first quarter 2009 gross profit is only 0.5% less than for the same period last year.

It is meaningful to notice that gross profit for the first quarter 2009 has swung from a loss to a gain, increasing to $12.9 million from a loss of $21.6 million for the fourth quarter 2008. This large gross profit improvement shows that our inventory purchased during the period of rising commodity prices has been cleared out.

GROSS PROFIT
	1st Quarter 2009		4th Quarter 2008		1st Quarter 2008
		Gross Profit		Gross Profit		Gross Profit
	Gross Profit	Margin %	Gross Profit	Margin %	Gross Profit	Margin %
Longmen JV	14,736,380	5.03%	$(17,179,873)	-7.33%	$11,024,153	4.3%
Maoming	(2,242,177)	-13.00%	$(2,621,671)	-29.45%
Daqiuzhuang Metal	421,828	3.32%	$(2,815,061)	-19.47%	$1,924,305	5.7%
Baotou Steel Pipe JV	6,090	4.65%	$1,041,070	30.08%	$33,657	3.1%
Total	12,922,119	4.0%	$(21,575,535)	-8.26%	$12,982,115	4.5%

Selling, General and Administrative Expenses

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $9.2 million for the three months ended March 31, 2009, compared to $6.5 million for the same period of 2008. This increase is attributed to greater production volume at our Longmen Joint Venture and the addition of our Maoming subsidiary which did not exist in the same period 2008.

Other income (expense)

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Other income (expense) for the three months ended March 31, 2009 increased to income of $9.0 million from an expense of $2.4 million for the same period last year.

OTHER INCOME (EXPENSE), NET	1st Quarter 2009	1st Quarter 2008
Interest income	$878,633	$580,318
Finance/interest (expense)	(2,938,778)	(5,986,507)
Change in fair value of derivative liabilities	4,114,568	2,670,764
Gain from debt extinguishment	2,930,200	-
Government grant	3,519,890	-
Income from equity investment	(54,632)	-
Other non-operating income (expense), net	510,216	369,270
Total other income (expense), net	$8,960,097	$(2,366,155)

- Interest Income: interest received from deposits held in banks
- Interest /finance expense: interest paid on bank loans, on early redemption of Notes Receivables various bank fees
- Change in fair value of derivative liabilities: related to valuation of warrant liabilities of our convertible debt. This is a non-cash, non-operating item
- Gain from debt extinguishment: RMB 20 million debt extinguishment by Hengda Group. Not only does the debt extinguishment add to our profitability, it also reduces cash that needs to be paid out.Our Chairman has worked very hard examining every area to improve our liquidity position.
- Government grant: In order to reduce energy consumption emissions, Shaanxi Province Development and Reform Commission worked with local industries to eliminate outdated iron and steel production facilities. During first quarter 2009 Longmen Joint Venture received RMB 29 million in government incentives for compliance in dismantling two small blast furnaces, less RMB 5 million residual book value of the furnaces.
- Income from equity investments: entities in which we do not have controlling interest and do not consolidate their results into our financial statements
- Other non operating income (expense), net: mostly rental income of excess land at Daqiuzhuang Metal for land use rights

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

On March 31, 2009, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and decreased by $4,114,568 during the period, including $1,261,690 for the decrease in fair value of the warrants and $2,852,878 for the decrease in fair value of the conversion option.

As of March 31, 2009, the balance of derivative liabilities was $5,788,442, which consisted of $1,817,216 for the warrants and $3,971,226 for the conversion option, and the carrying value of the notes was 7,624,674. The effective interest charges on notes totaled $1,027,477 and $159,478 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the unamortized note issuance cost was $4,197,058, including $1,564,500 for additional issuance of 150,000 shares of the common stock to the placement agent in January 2008. Note issuance cost was amortized to interest expense at $20,917 and $8,894 for the three months ended March 31, 2009 and 2008, respectively.

Net income

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net income for the three months ended March 31, 2009 increased 235% to $7.3 million compared to $2.2 million for the same period of last year.

Earnings per share

Earning per share for the three months ended March 31, 2009 increased 233% to 0.20 per share compared to $0.06 per share for the same period last year.

	1st Quarter 2009	1st Quarter 2008%
NET INCOME	$7,334,632	$2,188,460	235%

SHARES
Basic	36,285,312	34,836,394
Diluted	36,285,312	34,923,614
EARNINGS PER SHARE
Basic	$0.20	$0.06	222%
Diluted	$0.20	$0.06	223%

The first quarter March 31, 2009 earnings per share was positively impacted by the gain on derivative instrument which is a non-operating, non-cash gain. Management believes that Net Income less derivative impact is a better measurement of management performance.   .

NET INCOME (LOSS) LESS DERIVATIVE IMPACT
	1st Quarter 2009	1st Quarter 2008
NET INCOME	$7,334,632	$2,188,460
less gain on derivative instrument	$4,114,568	$2,670,764
NET INCOME (LOSS) LESS DERIVATIVE IMPACT	$3,220,064	$(482,304)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	36,285,312	34,836,394
Diluted	36,285,312	34,923,614
EARNINGS (LOSS) PER SHARE LESS DERIVATIVE IMPACT
Basic	$0.09	$(0.01)
Diluted	$0.09	$(0.01)

The derivative instrument gain is a non-operating, non-cash gain related to the convertible bond and related warrants issued December 2007. According to accounting rules, the derivative instrument value and associated gain or loss is linked to the stock price of General Steel Holdings, Inc. The gain or loss of this instrument has no impact on cash (no cash was paid out or received in).

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2009 and 2008. Therefore, no provision for withholding or U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

Our Longmen Joint Venture is located in the mid-west region of China. The National Development and Reform Commission (the “NDRC”) granted it qualification approval to attain the “Go West” special tax treatment. This national tax treatment rewards companies contributing to the economic development of the Western Region by lowering their effective corporate tax rate from 33% to 15%. This change was effective July 1, 2007 and is reflected from our financial results.

Maoming is located in Guangdong province, is subject to an income tax at effective rate of 25%.

For the three months ended March 31, 2009, we had a tax expense of $1.4 million.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture and 1% interest in Maoming by another entity.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $20.1 million as of March 31, 2009 compared to $8.3 million on December 31, 2008.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of March 31, 2009, we reserved $0.4 million for bad debt allowance based on our reasonable estimate.

Liquidity and capital resources

Due to the strong market demand for our products and our new Longmen Joint Venture, we plan to maintain a higher-than-average debt to equity ratio to better position ourselves in this fast growing market. Our bank loans are considered short term for the purpose of the preparation of the financial statements though they are renewable with the banks yearly. Cash balance including restricted cash amounted to $213.4 million and $145.6 million as of March 31, 2009 and December 31, 2008, respectively.

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2009 was $16.3million compared to cash used in operating activities of $27.1 million in the same period of 2008. This change was mainly due to the combination of the following factors:

Cash inflow after the adjustments of some non-cash items to the net income such as depreciation and amortization, (Gain) Loss from debt extinguishment, (Gain) Loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, Change in fair value of derivative instrument, minority interest and deferred tax assets, totaled of $8.3 million.

Cash inflow due to the increase in accounts payable, other payables, accrued liabilities, customer deposits and tax payable totaled of $43.6 million. We have recently completed construction of two new blast furnaces at Longmen Joint Venture. We have been financing this construction using vendor financing and working capital provided by our suppliers and customers.

Cash inflow resulting from increase in accounts receivable, notes receivable, other receivables and other receivables-related parties which was $10.3 million.

Cash outflow due to increase in inventory, advances on inventory purchases and prepaid expense of $45.9 million.

Investing activities

Net cash used in investing activities was $11.3 million for three months of 2009 compared to $27.3 million used in the same period of 2008. This decrease in cash used in investing activities mainly resulted from $35.7 million cash inflow which was from deposits due to sales representatives. The Company spent $41.4 million on equipment purchase and $6.6 million in long term investment.

Financing activities

Net cash provided by financing activities was $19.2 million for three months of 2009 compared to $23.0 million in the same period of 2008. This was mainly attributable to net cash inflows of $18.2 million on short term bank loan, $38.7 million on short term notes payable and $6.1million of other short term loan, and outflow of $43.8 million on restricted cash.

Shelf Registration SEC Form S-3

On January 15, 2009, we filed a shelf registration statement SEC Form S-3, which is effective for a term of three years.

We may from time to time sell common stock, in one or more offerings, for an aggregate initial offering price of $60,000,000. We may sell the common stock to or through underwriters, directly to investors or through agents.

Each time we offer common stock, we will provide a prospectus supplement containing more specific information about the particular offering and attach it to this prospectus. The prospectus supplements may also add, update or change information contained in this prospectus. This prospectus may not be used to offer or sell securities without a prospectus supplement which includes a description of the method and terms of the offering.

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

Long Steel Group has spent more than $4.3 million (RMB 33 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. In the first quarter of March 31, 2009, new water consumption per metric ton of steel produced was 1.1 metric ton.

Long Steel Group has one 10,000m3 coke-oven gas tank and one 50,000m3 blast furnace coal gas tank to collect the residual coal gas produced from its own facility and that of surrounding enterprises. Long Steel Group also has a thermal power plant with two 25KW dynamos that uses the residual coal gas from the blast furnaces and converters as fuel to generate power.

Long Steel Group also has several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, ornamental tiles, etc. The plants are capable of processing 400,000 metric tons of solid waste and generate revenue of more than $2.6 million (RMB 20 million) each year.

Daqiuzhuang Metal:

Based on the equipment, technologies and measures adopted, Daqiuzhuang Metal is not considered a high-pollutant factory in China. The production process does not need much water and produces only a minimal amount of chemical waste. Daqiuzhuang Metal uses gas-fired reheat furnaces recommended by the State Environmental Protection Agency to heat raw materials and semi-finished products.

In 2005, Daqiuzhuang County ordered an environmental clean-up campaign and required harmful waste water discharge to be reduced. In order to meet these requirements, we invested $94,190 to remodel our industrial water recycling system to reduce new water consumption and industrial water discharge.

This wastewater recycling system is able to process 350 metric tons of wastewater daily. We can realize yearly savings using this system of approximately $10,000.

We believe that future costs relating to environmental compliance will not have a materially adverse effect on the Company’s financial position. There is always the possibility, however, that unforeseen changes, such as new laws or enforcement policies, could result in materially adverse costs.

Off-balance sheet arrangements

There were no off-balance sheet arrangements in the first quarter of 2009.

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination and repayment and their stated interest rate approximates current rates available.

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

The Company’s investment in unconsolidated subsidiaries amounted to $20,476,409 as of March 31, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of March 31, 2009.

In 2007, the conversion option on the $40 million Notes, as well as the 1,154,958 warrants issued in conjunction with the Notes are carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in SFAS 157 as level 3 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of March 31, 2009, the outstanding principal amounted to $33,250,000, and the carrying value of the convertible note amounted to $7,624,674. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The embedded warrants and conversion feature are valued by using level two inputs to the Binomial Model and determined that the fair value amounted to approximately $5.79 million due to the decrease in the Company’s common stock price.

 Noncontrolling interest

Effective January 1, 2009, the Company adopted SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption on SFAS 160, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

As a result of adoption of SFAS 160, we reclassified noncontrolling interests in the amounts of $59 million and $55 million from the mezzanine section to equity in the March 31, 2009 and December 31, 2008 balance sheets, respectively

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	Dollars amounts in thousands
Bank loans (1)	$85,931	$85,931	$-	$-
Notes payable	244,428	244,428	-	-
Deposits due to sales representatives	43,858	43,858	-	-
Lease with Bao Gang	857	264	528	65
Blast Furnace construction	7,420,209	7,420,209	-	-
Convertible notes ( Principal plus Interest )	47,250	2,071	6,431	38,748
Total	$7,842,533	$7,796,761	$6,959	$38,813

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon an assumed 2009 annual production capacity of 6.3 million metric tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $6.3 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture and Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $338,989 decrease to income.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting discussed below, which we view as an integral part of our disclosure controls and procedures.

Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we identified the following material weaknesses in our internal controls over accounting:

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

We are continuing to build our accounting resources and implement  related party transaction review processes in response to the weaknesses. While we continue to develop and implement new control processes and procedures to address these weaknesses, we have determined that further improvements are required in our accounting processes before we can consider the material weakness remediated.
Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described below, there have been no changes in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

We continue to undertake steps to strengthen our controls over accounting, including:

●	Increasing preparation and review on related party transactions

●	Hiring more staff accountants who have appropriate knowledge about the U.S. financial reporting requirements

●	Enhancing job responsibilities and procedures for staff at all levels

●	Strengthening communications between senior management and subsidiary level management

Our material weaknesses in controls over accounting will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that material weaknesses in our internal control over reclassification and elimination of related party transactions continues to exist as of March 31, 2009.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. On March 31, 2009, approximately 30% of our sales were to five customers and these customers accounted for 0% of total account receivables.  We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

All of our operations are conducted in China and all of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the Chinese economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and in turn adversely affect our results of operations and our productivity.

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

Since 1994, China pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of March 31, 2009, the exchange rate of the Renminbi to the U.S. dollar was 6.83 yuan to 1 dollar.

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

We registered the shares of our common stock issuable upon conversion of approximately $40,000,000 worth of senior convertible notes convertible into 4,170,009 shares of our common stock with a conversion price of $12.47 per share and applicable interest rates and upon the exercise of warrants to purchase an additional aggregate amount of 1,154,958 shares of our common stock at an exercise price of $13.51 per share, both issued in December 2007. The issuance of shares of our common stock upon  conversion of the notes and exercise of the warrants will dilute current shareholders’ holdings in our company. The senior convertible notes have a five year term through December 12, 2012, and the warrants are exercisable from May 13, 2008, to May 13, 2013. The conversion price was reset to $4.2511 to the Market Price on May 7, 2009  because the conversion price is higher than the Market Price pursuant to the notes agreement. Market Price means, for any given date, the lower of (x) the arithmetic average of the Weighted Average Price of the Common Stock for the thirty (30) consecutive Trading Day period ending on the Trading Day immediately preceding such date and (y) the Weighted Average Price of the Common Stock on the Trading Day immediately preceding such date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issued 109,250 shares of common stock as interim incentives to senior and mid-level management

On March 9, 2009, the Company granted senior management and directors 109,250 shares of common stock at $1.85 per share, as incentive compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $202,003 for the three months ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On May 7, 2009, the conversion price of the senior convertible notes issued in December 2007 was reset to $4.2511 to the Market Price because the conversion price is higher than the Market Price pursuant to the notes agreement. Market Price means, for any given date, the lower of (x) the arithmetic average of the Weighted Average Price of the Common Stock for the thirty (30) consecutive Trading Day period ending on the Trading Day immediately preceding such date and (y) the Weighted Average Price of the Common Stock on the Trading Day immediately preceding such date.

On May 8, 2009, the Company issued 300,000 shares of common stock at $6.00 per share to Ms. Yumei Ding, the sole shareholder of Guangzhou Hengda Industrial Group Limited for the purpose of debt repayment owed by the Company’s subsidiary, Maoming Hengda Steel Group Limited.

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

General Steel Holdings, Inc.

Date: May 11, 2009	By:	/s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: May 11, 2009	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer