Form 10-Q
period 2009-06-30
GENERAL STEEL HOLDINGS INC
filed 2009-08-10
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File Number 001-33717

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of August 7th, 2009, 44,755,397 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(Moore Stephens Wurth Frazer and Torbet, LLP provides)

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$63,930,960	$14,895,442
Restricted cash	200,216,250	130,700,335
Notes receivable	33,243,064	38,207,312
Accounts receivable, net of allowance for doubtful accounts of $601,754
and $401,109 as of June 30, 2009 and December 31, 2008, respectively	16,037,008	8,329,040
Other receivables, net of allowance for doubtful accounts of $563,963
and $563,616 as of June 30, 2009 and December 31, 2008, respectively	5,551,193	5,099,469
Other receivables - related parties	15,467,140	523,024
Dividend receivable	4,950,550	630,481
Inventories	143,713,281	59,548,915
Advances on inventory purchases	35,823,700	47,153,869
Advances on inventory purchases - related parties	15,699,234	2,374,637
Prepaid expenses - current	356,728	494,370
Deferred tax assets	5,312,504	7,487,380
Total current assets	540,301,612	315,444,274

PLANT AND EQUIPMENT, net	538,475,953	491,705,028

OTHER ASSETS:
Advances on equipment purchases	5,889,360	8,965,382
Investment in unconsolidated subsidiaries	18,909,182	13,959,432
Prepaid expenses - non current	1,099,045	1,195,073
Prepaid expenses related party - non current	184,590	211,248
Long term other receivables	3,651,182	4,872,584
Intangible assets, net of accumulated amortization	24,216,780	24,555,655
Note issuance cost	1,449,664	4,217,974
Plant and equipment to be disposed	1,244,461	586,508
Total other assets	56,644,264	58,563,856

Total assets	$1,135,421,829	$865,713,158

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short term notes payable	$274,013,600	$206,040,150
Accounts payable	208,631,197	149,239,317
Accounts payable - related parties	30,583,551	15,326,524
Short term loans - bank	97,196,890	67,840,256
Short term loans - others	101,360,240	87,833,706
Short term loans - related parties	7,339,650	7,349,670
Other payables	19,715,682	3,182,661
Other payables - related parties	16,419,308	677,013
Accrued liabilities	10,854,900	7,779,488
Customer deposits	157,061,121	141,101,584
Customer deposits - related parties	3,946,437	7,216,319
Deposits due to sales representatives	40,056,218	8,149,279
Taxes payable	1,149,824	13,916,636
Distribution payable to former shareholders	19,193,149	18,765,209
Total current liabilities	987,521,767	734,417,812

CONVERTIBLE NOTES PAYABLE, net of debt discount of $8,500,381 and
$26,094,942 as of June 30, 2009 and December 31, 2008, respectively	3,049,619	7,155,058

DERIVATIVE LIABILITIES	11,053,276	9,903,010

COMMITMENT AND CONTINGENCIES

Total liabilities	1,001,624,662	751,475,880

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding	3,093	3,093
Common Stock, $0.001 par value, 200,000,000 shares authorized, 43,301,428 and
36,128,833 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	43,301	36,129
Paid-in-capital	69,812,604	37,128,641
Retained earnings (deficits)	(14,622,511)	10,091,829
Statutory reserves	5,162,401	4,902,641
Contribution receivable	-	(959,700)
Accumulated other comprehensive income	8,393,270	8,407,359
Total equity	68,792,158	59,609,992

NONCONTROLLING INTERESTS	65,005,009	54,627,286

Total equity	133,797,167	114,237,278

Total liabilities and equity	$1,135,421,829	$865,713,158

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES	$324,460,829	$277,514,917	$586,875,245	$456,007,084

REVENUES - RELATED PARTIES	84,486,318	109,514,019	144,865,798	222,587,851

TOTAL REVENUES	408,947,147	387,028,936	731,741,043	678,594,935

COST OF SALES	301,849,136	259,734,698	553,851,240	426,449,361

COST OF SALES - RELATED PARTIES	84,599,318	104,425,433	142,468,991	216,294,654

TOTAL COST OF SALES	386,448,454	364,160,131	696,320,231	642,744,015

GROSS PROFIT	22,498,693	22,868,805	35,420,812	35,850,920

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,564,057	9,503,221	18,732,318	16,036,042

INCOME FROM OPERATIONS	12,934,636	13,365,584	16,688,494	19,814,878

OTHER EXPENSE, NET
Interest income	763,764	877,099	1,642,397	1,457,417
Finance/interest expense	(4,854,138)	(6,289,868)	(7,792,916)	(12,276,375)
Convertible note make whole interest	(6,454,683)	-	(6,454,683)	-
Change in fair value of derivative liabilities	(26,726,167)	(27,786,632)	(22,611,599)	(25,115,869)
Gain from debt extinguishment	-	-	2,930,200	-
Government grant	-	-	3,519,890	-
Income from equity investments	2,752,664	-	2,698,032	-
Other non-operating income, net	142,348	649,871	652,564	1,019,142
Total other expense, net	(34,376,212)	(32,549,530)	(25,416,115)	(34,915,685)

LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(21,441,576)	(19,183,946)	(8,727,621)	(15,100,807)

PROVISION FOR INCOME TAXES
Current	3,229,810	1,292,890	3,394,031	1,959,246
Deferred	(1,221,850)	(206,100)	-	(422,633)
Total provision for income taxes	2,007,960	1,086,790	3,394,031	1,536,613

NET LOSS BEFORE NONCONTROLLING INTEREST	(23,449,536)	(20,270,736)	(12,121,652)	(16,637,420)

Less: Net income attributable to noncontrolling interest	8,339,676	4,000,490	12,332,928	5,445,346

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(31,789,212)	(24,271,226)	(24,454,580)	(22,082,766)

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	162,842	4,841,277	(14,089)	6,457,227
Comprehensive (loss) income attributable to noncontrolling interest	(1,031,639)	1,498,426	(1,106,385)	4,205,415

COMPREHENSIVE LOSS	$(32,658,009)	$(17,931,523)	$(25,575,054)	$(11,420,124)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	39,533,099	34,928,576	37,918,177	34,883,740
Diluted	39,533,099	34,928,576	37,918,177	34,883,740

LOSS PER SHARE
Basic	$(0.804)	$(0.69)	$(0.645)	$(0.63)
Diluted	$(0.804)	$(0.69)	$(0.645)	$(0.63)

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

									Accumulated
	Preferred stock		Common stock			Retained earnings			other
					Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals

BALANCE, January 1, 2008	3,092,899	$3,093	34,634,765	$34,635	$23,429,153	$3,632,325	$22,686,590	$(959,700)	$3,285,278	$43,322,066	$95,433,440

Net loss							(22,082,766)			5,445,346	(16,637,420)
Acquired noncontrolling interest										15,767,571	15,767,571
Adjustment to statutory reserve						648,363	(648,363)				-
Common stock issued for compensation, $7.16			76,600	77	548,379						548,456
Common stock issued for compensation, $10.43			150,000	150	1,564,350						1,564,500
Common stock issued for compensation, $6.66			87,400	87	581,997						582,084
Common stock transferred by CEO for compensation, $6.91					69,100						69,100
Foreign currency translation adjustments									6,457,227	4,205,415	10,662,642

BALANCE,June 30, 2008, unaudited	3,092,899	$3,093	34,948,765	$34,949	$26,192,979	$4,280,688	$(44,539)	$(959,700)	$9,742,505	$68,740,398	$107,990,373

Net income							10,758,321			(13,987,183)	(3,228,862)
Acquired noncontrolling interest										127,915	127,915
Adjustment to statutory reserve						621,953	(621,953)				-
Common stock issued for compensation, $10.29			90,254	90	928,582						928,672
Common stock issued for consulting fee, $3.6			100,000	100	359,900						360,000
Common stock issued for public relations, $3.6			25,000	25	89,975						90,000
Common stock issued for compensation, $3.5			87,550	88	306,337						306,425
Common stock transferred by CEO for compensation, $6.91					138,200						138,200
Common stock issued at $5/share			140,000	140	699,860						700,000
Notes converted to common stock			541,299	541	6,102,691						6,103,232
Make whole shares issued on notes conversion			195,965	196	2,310,117						2,310,313
Foreign currency translation adjustments									(1,335,146)	(253,844)	(1,588,990)

BALANCE, December 31, 2008	3,092,899	$3,093	36,128,833	$36,129	$37,128,641	$4,902,641	$10,091,829	$(959,700)	$8,407,359	$54,627,286	$114,237,278

Net Loss							(24,454,580)			12,332,928	(12,121,652)
Disposal of subsidiaries										(292,820)	(292,820)
Distribution of dividend to noncontrolling shareholders										(556,000)	(556,000)
Adjustment to statutory reserve						259,760	(259,760)				-
Common stock issued for compensation, $1.85			109,250	109	202,003						202,112
Common stock issued for compensation, $2.77			106,750	107	295,591						295,698
Common stock issued for interest payment, $3.66			152,240	152	557,709						557,861
Common stock issued for repayment of debt, $6.00			300,000	300	1,799,700						1,800,000
Notes converted to common stock			5,104,596	5,105	24,125,324						24,130,429
Make whole shares issued on notes conversion			1,399,759	1,399	5,565,436						5,566,835
Common stock transferred by CEO for compensation, $6.91					138,200						138,200
Reduction of Registered Capital								959,700			959,700
Foreign currency translation adjustments									(14,089)	(1,106,385)	(1,120,474)

BALANCE, June 30, 2009, unaudited	3,092,899	$3,093	43,301,428	$43,301	$69,812,604	$5,162,401	$(14,622,511)	$-	$8,393,270	$65,005,009	$133,797,167

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to controlling interest	$(24,454,580)	$(22,082,766)
Net income attributable to noncontrolling interest	12,332,928	5,445,346
Consolidated net income	(12,121,652)	(16,637,420)
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	13,073,512	8,868,941
Amortization	404,564	444,670
Debt waiver	(2,930,200)	-
(Gain) Loss on disposal of equipment	(3,431,337)	-
Stock issued for services and compensation	636,010	1,199,640
Income from investment	(2,698,500)	-
Amortization of deferred note issuance cost	43,282	20,429
Amortization of discount on convertible notes	-	1,626,184
Change in fair value of derivative instrument	22,611,599	25,115,869
Convertible note make whole interest	6,454,683	-
Deferred tax assets	2,165,702	(422,633)
Changes in operating assets and liabilities
Accounts receivable	(7,924,301)	(13,657,403)
Accounts receivable - related parties	-	(21,068,625)
Notes receivable	4,914,506	(13,961,703)
Notes receivable - restricted	-	-
Other receivables	(618,596)	(1,219,841)
Other receivables - related parties	(14,992,788)	1,471,397
Loan receivable	-	1,276,560
Inventories	(84,204,445)	(44,931,442)
Advances on inventory purchases	11,271,266	33,110,981
Advances on inventory purchases - related parties	(13,021,451)	(8,517,117)
Prepaid expense - current	126,940	(245,115)
Prepaid expense - non current	91,871	11,443
Prepaid expense - non current - related parties	38,207	(82,388)
Accounts payable	59,067,210	1,188,213
Accounts payable - related parties	15,283,470	1,440,412
Other payables	16,545,247	(2,250,089)
Other payable - related parties	15,748,520	(1,208,217)
Dividend payable	440,230	(391,165)
Accrued liabilities	2,198,275	2,598,366
Customer deposits	16,159,621	90,831,063
Customer deposits - related parties	(3,574,353)	(3,998,027)
Taxes payable	(12,768,702)	(4,147,173)
Net cash provided by operating activities	28,988,390	36,465,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	(6,592,500)	-
Cash acquired from subsidiary	-	1,256,385
Deposits due to sales representatives	31,933,299	(1,053,871)
Proceeds from short term investment	-	2,340,360
Long term other receivables	1,215,339	-
Advance on equipment purchases	3,065,263	674,550
Cash proceeds from sale of equipment	4,413,964	-
Equipment purchases	(60,289,090)	(93,010,998)
Intangible assets purchases	(99,020)	(186,623)
Payment to original shareholders	-	(7,092,000)
Net cash used in investing activities	(26,352,745)	(97,072,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted cash	(69,727,403)	(55,759,041)
Notes receivable - restricted	-	12,947,333
Borrowings on short term loans - bank	72,815,976	27,141,084
Payments on short term loans - bank	(43,352,782)	(41,610,454)
Borrowings on short term loans - related parties	-	7,106,184
Payments on short term loans - related parties	2,931,400	-
Borrowings on short term loan - others	79,354,464	42,641,359
Payments on short term loans - others	(63,899,468)	(33,772,944)
Borrowings on short term notes payable	371,613,578	109,642,320
Payments on short term notes payable	(303,326,615)	(26,325,504)
Net cash provided by financing activities	46,409,150	42,010,337

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(9,277)	1,792,862

INCREASE (DECREASE) IN CASH	49,035,518	(16,803,188)

CASH, beginning of period	14,895,442	43,713,346

CASH, end of period	$63,930,960	$26,910,158

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Daqiuzhuang Metal was established on August 18, 2000 in Jinghai county, Tianjin city, Hebei province, the People’s Republic of China (PRC). The Company is a Chinese registered limited liability which engages in the manufacturing of hot rolled carbon and silicon steel sheets. Daqiuzhuang Metal changed its legal name to General Steel (China) Co., Ltd. on May 14, 2009.

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

On June 25, 2008, the Company and Tianjin Qiu Steel Investment (“Qiu Steel Investment”) entered into an equity purchase agreement (the “Purchase Agreement”) with Maoming Hengda Steel Group Limited (the “Maoming”), in which the Company contributed $7.1 million (RMB 50 million) through its subsidiary, Qiu Steel, to Maoming original shareholders in exchange for 99% of the equity of Maoming. The acquisition was completed and became effective June 30, 2008. See Note 17 – Business combinations.  Maoming is a steel products processor located in Maoming city, Guangdong province, in China’s southern coastal region. Production capacity at the facility is 1.8 million tons annually, with the majority of production focused on high-speed wire, an industrial steel product used in construction.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

On August 11, 2008, the Company through its subsidiary, Longmen Joint Venture, completed its acquisition of a controlling interest in Beijing Hua Tian Yu Long International Steel Trade Co., Ltd. The Longmen Joint Venture paid $128,265 (RMB 876,731.71) for 50% equity based on the appraisal value on June 30, 2008.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

		Percentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd.	P.R.C.	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	P.R.C.	80.0%
Yangpu Shengtong Investment Co., Ltd.	P.R.C.	99.1%
Qiu Steel Investment Co., Ltd.	P.R.C.	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.	P.R.C.	60.0%
Maoming Hengda Steel Group Co., Ltd.	P.R.C.	99.0%

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2009 and December 31, 2008 amounted to $264,147,210 and $145,595,777, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, which represented approximately 13%, and 33.7% of the Company’s total sales for the three months ended June 30, 2009 and 2008, respectively, and approximately 21%, and 42.1% of the Company’s total sales for the six months ended June 30, 2009 and 2008, respectively. Five customers accounted for 0% and 58.7% of total accounts receivable as of June 30, 2009 and 2008, respectively.

The purchase of raw materials from five major suppliers represent approximately 32% and 29% of Company’s total purchase for the three months ended June 30, 2009 and 2008, respectively, and 41% and 44% of the Company’s total purchase for the six months ended June 30, 2009 and 2008. Five vendors accounted for 20.5% and 1.4% of total accounts payable as of June 30, 2009 and 2008, respectively.

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

Translation adjustments resulting included in accumulated other comprehensive income amounted to $8,393,270 and $8,407,359 as of June 30, 2009, and December 31, 2008, respectively. The balance sheet amounts, with the exception of equity at June 30, 2009 and December 31, 2008 were translated at 6.83 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2009 and 2008 were 6.82 RMB, 7.16 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

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

The Company’s investment in unconsolidated subsidiaries amounted to $18,909,182 as of June 30, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of June 30, 2009.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

In 2007, the conversion option on the $40 million Notes, as well as the 1,154,958 warrants issued in conjunction with the Notes are carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in SFAS 157 as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of June 30, 2009, the outstanding principal amounted to $11,550,000, and the carrying value of the convertible note amounted to $3,049,619. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The embedded warrants and conversion feature are valued by using level 2 inputs to the Binomial Model and determined that the fair value amounted to approximately $11.05 million due to the increase in the Company’s common stock price.

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Long term investments	$18,909,182			$18,909,182
Derivative liabilities	$11,053,276		$11,053,276
Convertible notes payable	$3,049,619			$2,831,993

Except for the investments and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Level 3 Valuation Reconciliation:

Derivative Liabilities
Balance, December 31, 2008	$9,903,010
Current period gain (loss)	1,150,266
Transferred out of Level 3 Valuation	-11,053,276
Balance, June 30, 2009	$-

Convertible Notes
Balance, December 31, 2008	$7,155,058
Current period effective interest charges on notes	1,847,709
Current period cash payments made for principal	-557,861
Current period note converted carrying value	-5,395,287
Balance, June 30, 2009	$3,049,619

Long term Investment
Balance, December 31, 2008	$13,959,432
Current period investment	6,592,500
Distribution of previous year dividend	-1,662,147
Current period investment gain (loss)	-1,570
Foreign currency exchange gain (loss)	20,967
Balance, June 30, 2009	$18,909,182

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banks with original maturities of less than three months.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Receivables and allowance for doubtful accounts

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $33,243,064 and $38,207,312 of notes receivable outstanding as of June 30, 2009 and December 31, 2008, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the three months ended June 30, 2009 and 2008 amounted to $1,043,743 and $919,220 respectively. Shipping and handling for the six months ended June 30, 2009 and 2008 amounted to $1,606,041 and $1,622,292, respectively.

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

Maoming has land use rights amounted to $2,037,560 for 50 years and expire in 2054.

Entity	Original Cost	Years of Expiration
Daqiuzhuang Metal	$3,167,483	2050 & 2053
Longmen Joint Venture	$19,823,885	2048 & 2052
Maoming Hengda Steel Group Co., Ltd	$2,037,560	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2009, the Company expects these assets to be fully recoverable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

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

Long lived assets, including plant, equipment and intangible assets are reviewed annually, more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

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

The Company’s subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. and EPID invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	732,500	11
Shaanxi Xinglong Thermoelectric Co., Ltd	2004-2007	6,837,008	37.6
Shaanxi Longgang Group Xian steel Co., Ltd	2005	60,448	10
Shaanxi Longgang Group Co., Ltd	2003-2004	3,472,050	3.8
Huashan Metallurgical Equipment Co. Ltd.	2003	87,807	25
Hejin Liyuan Washing Coal Co., Ltd.	2006	135,268	38
Shanxi Longmen Coal Chemical Industry Co., Ltd	2009	6,592,500	15
Xian Delong Powder Engineering Materials Co., Ltd.	2006	991,601	27
Total		$18,909,182

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Total investment in unconsolidated subsidiaries amounted to $18,909,182 and $13,959,432 as of June 30, 2009 and December 31, 2008, respectively.

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
June 30, 2009
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

Non controlling interests

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
June 30, 2009
Unaudited

Recently issued accounting pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FAS 157-4 does not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FAS 115-2 and FAS 124-2 do not have a significant impact on the determination or reporting of our financial results.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FAS 107-1 and APB 28-1 do not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165,Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. We do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going  qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. We do not believe that it will have a significant impact on the determination or reporting of our financial results.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

	June 30, 2009	December 31, 2008
	Unaudited
Accounts receivable	$16,638,762	$8,730,149
Less: allowance for doubtful accounts	601,754	401,109
Net accounts receivable	$16,037,008	$8,329,040

Movement of allowance for doubtful accounts is as follows:

	June 30, 2009	December 31, 2008
	Unaudited
Beginning balance	$401,109	$148,224
Charge to expense	201,287	124,727
Addition from acquisition	-	238,259
Less Written-off	-	(119,022)
Exchange rate effect	(642)	8,921
Ending balance	$601,754	$401,109

Note 4 – Inventory

Inventory consists of the following:

	June 30, 2009	December 31, 2008
	Unaudited
Supplies	$1,872,255	$1,884,387
Raw materials	72,434,365	41,083,743
Work in process	-	333,611
Finished goods	69,406,661	16,247,174
Totals	$143,713,281	$59,548,915

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture, steel strip at Daqiuzhuang Metal and billet at Maoming. Work in process primarily consists of pig iron and other semi-finished products. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2008, management determined the carrying amount of inventory exceeded net realizable value, $2,243,232 had been written down and the amounts were included in cost of goods sold. As of June 30, 2009, management determined the net realizable value of inventory was over the carrying amount, therefore $0 had been written down.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 5 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $51,522,934 and $49,528,506 as of June 30, 2009 and December 31, 2008, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	Unaudited
Buildings and improvements	$119,162,032	$118,143,847
Machinery	365,197,169	226,594,341
Transportation equipment	8,579,858	7,299,240
Other equipment	2,769,607	2,755,129
Construction in process	113,666,583	199,818,052
Totals	609,375,249	554,610,609
Less accumulated depreciation	(70,899,296)	(62,905,581)
Totals	$538,475,953	$491,705,028

Longmen Joint Venture constructed two blast furnaces and a sintering system.  All costs related to construction have been capitalized as construction in progress and amounted to $180,471,238 as of December 31, 2008. The two blast furnaces amounting $147,704,581 had been transferred to fixed assets in April 2009, the sintering system is still under construction as of June 30, 2009.

Depreciation, including amounts in cost of sales, for the three months ended June 30, 2009 and 2008 amounted to $7,048,755 and $4,369,068, respectively, and for the six months ended June 30, 2009 and 2008, amount to $13,073,512 and $8,868,941, respectively.

The rebar production line from our Maoming subsidiary was sold and transferred to our Longmen Joint Venture for a value of $16,481,022 (RMB112,498,446). There is no change in fixed asset accounts because it is an intercompany transaction.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 7 – Intangible assets

Intangible assets consist of the following:

	June 30, 2009	December 31, 2008
	Unaudited
Land use right	$27,476,538	$27,467,031
Software	344,313	292,693
Subtotal	27,820,851	27,759,724
Accumulated Amortization – Land use right	(3,561,317)	(3,204,069)
Accumulated Amortization – software	(42,754)
Accumulated Amortization subtotal	(3,604,071)	(3,204,069)
Totals	$24,216,780	$24,555,655

Total amortization expense for the three months ended June 30, 2009 and 2008, amounted to $180,148 and $239,524, respectively, and for six months ended June 30, 2009 and 2008, amounted to $404,564 and $444,670, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years	Estimated Amortization Expense	Gross carrying Amount
2009	$1,000,000	$23,716,780
2010	1,000,000	22,716,780
2011	1,000,000	21,716,780
2012	1,000,000	20,716,780
2013	$1,000,000	$19,716,780

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

Short term loans due banks, related parties and other parties consisted of the following:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

	June 30, 2009	December 31, 2008
	Unaudited
Daqiuzhuang Metal: Loan from banks in China, due various dates from August 2009 to April 2010. Weighted average interest rate 6.66% per annum, either guaranteed by another company or secured by equipment/inventory.	$25,880,690	$27,383,022

Longmen Joint Venture: Loan from banks in China, due various dates from July 2009 to June 2010. Weighted average interest rate 5.49% per annum, either guaranteed by another company or secured by equipment/buildings/land use right.	71,316,200	38,875,500

Baotou: Loan from banks in China, due March 2009. Annual interest rate of 12%, Guaranteed by another company and secured by equipment.	-	114,734

Maoming: Loan from banks in China, due January 2009. Annual interest rate of 7.47%, guaranteed by another company.	-	1,467,000

Total – bank loans	$97,196,890	$67,840,256

	June 30, 2009	December 31, 2008
	Unaudited
Loan from various unrelated companies and individuals, due various dates from July 2009 to January 2010, and interest rates up to 12% per annum	$101,360,240	$87,833,706

Total – other loans	$101,360,240	$87,833,706

	June 30, 2009	December 31, 2008
	Unaudited
Qiu Steel: Related party loan from Tianjin Heng Ying and Tianjin Da Zhan, due June 2010. Annual interest rate of 5%.	$7,339,650	$7,349,670

Total – related loans	$7,339,650	$7,349,670

The Company had various loans from unrelated companies and individuals. The balances amounted to $101,360,240 and $87,833,706 as of June 30, 2009 and December 31, 2008, respectively. Out of the $101,360,240 current period balance, $23,621,232 carries no interest, and the remaining $77,739,008 carries annual interest rates ranging from 7.2% to 12%. $29,394,068 of prior year balance carries no interest and the remaining $58,439,638 are subject to interest rates ranging from 7.2% to 12%. All short term loans from unrelated companies and individuals are due on demand and unsecured.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

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

The Company had the following short term notes payable:

	June 30, 2009	December 31, 2008
	Unaudited

Daqiuzhuang Metal: Notes payable from banks in China, due various dates from August 2009 to October 2009. Restricted cash required of $3,984,800 and $15,727,914 for June 30, 2009 and December 31, 2008, respectively and either guaranteed by another company.	$7,618,000	$18,630,900

Longmen Joint Venture: Notes payable from banks in China, due various dates from July 2009 to December 2009.. Restricted cash of $161,501,600 and $98,073,410 for June 30, 2009 and December 31, 2008, respectively and either guaranteed by another company or secured by equipment, or no guarantee.	210,432,600	159,536,250

Bao Tou: Notes payable from banks in China, due July 2009. Restricted cash of $5,127,500 and $5,134,500 for June 30, 2009 and December 31, 2008, respectively and guaranteed by buildings.	7,325,000	7,335,000

Maoming: Notes payable from banks in China, due various dates from September 2009 to December 2009. Restricted cash of $29,593,000 and $11,764,512 for June 30, 2009 and December 31, 2008 and guaranteed by buildings and equipments..	48,638,000	20,538,000
Grand totals	$274,013,600	$206,040,150

Total interest expense for the three months ended June 30, 2009 and 2008 on the debt listed above amounted to $1,578,766 and $5,710,308 respectively, and for the six months ended June 30, 2009 and 2008, interest expense amounted to $4,668,278 and $8,583,173, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Capitalized interest amounted to $5,661,000 and $1,963,886 for the three months ended June 30, 2009 and 2008, respectively, and for the six months ended June 30, 2009 and 2008, capitalized interest amounted to $7,937,911 and $2,775,391.

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30,2009 and December 31, 2008, customer deposits amounted to $161,007,558 and $148,317,903, including related parties deposits $3,946,437 and $7,216,319, respectively.

Note 10 – Deposits due to sales representatives

Daqiuzhuang Metal and two of Longmen Joint Venture’s subsidiaries, Yuxin Trading and Yuteng Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $40,056,218 and $8,149,279 in deposits due to sales representatives outstanding as of June 30, 2009 and December 31, 2008, respectively. Due to increase in demand in first half 2009, the Company received additional deposit amounted $32 million from sales representatives to secure sales quantity. These deposits are refundable in one year based on volume fulfillment and bear interest at 3%-8% per annum.

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
June 30, 2009
Unaudited

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

The fair value of conversion option and the warrants were calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 2.04%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

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

In July 2008, $6,750,000 of notes was converted to 541,299 shares of common stock at a conversion price of $12.47. Pursuant to EITF 00-19, the Company valued the conversion option on note conversion date. A total of $6,103,232 of carrying value and derivative liability had been reclassified into equity. In addition, 195,965 shares of common stock were issued as make whole interest expense of $2,310,313.

Re-Set of Conversion Price

Paragraph 7(f) of the Convertible Notes (which were issued on December 13, 2007) provides for adjustment of the conversion price of the Notes, as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Adjustment. If on the earlier of the (i) one (1) year anniversary of the Initial Effective Date (as defined in the Registration Rights Agreement)and (ii) two (2) year anniversary of the Closing Date (the "Adjustment Date"), the Conversion Price in effect exceeds the Market Price as of the Adjustment Date (the "Adjusted Conversion Price"), the Conversion Price hereunder shall be reset to the Adjusted Conversion Price as of the Adjustment Date. For the avoidance of doubt, the Adjusted Conversion Price, if any, shall not apply to any Conversion Amount converted into Common Stock prior to the Adjustment Date.

The “Market Price” is defined in paragraph 30(v) of the Senior Convertible Notes as:
“Market Price” means, for any given date, the lower of (x) the arithmetic average of the Weighted Average Price of the Common Stock for the thirty (30) consecutive Trading Day period ending on the Trading Day immediately preceding such date and (y) the Weighted Average Price of the Common Stock on the Trading Day immediately preceding such date.

The Initial Registration Statement became effective on May 7, 2008 and thus the Adjustment Date was May 7, 2009. The Weighted Average Price of the Common Stock for the 30 consecutive Trading Day period ended on May 6, 2009 was $4.2511 and, accordingly, in accordance with the existing terms of the Convertible Notes, the conversion price was adjusted on May 7, 2009 to $4.2511.

The derivative liability related to the embedded conversion option was adjusted as of May 7, 2009, based on the revised conversion price. As a result of the reduced conversion price, the derivative liability increased as of May 7, 2009 by $27,104,429, which amount is included in the change in the value of the derivative liability in the Income Statement.

From May 7 to June 30, 2009, $21,700,000 of notes was converted to 5,104,596 shares of common stock at a conversion price of $4.2511. Pursuant to EITF 00-19, the Company valued the conversion option on note conversion date. A total of $24,130,429 of carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make whole interest expense of $6,454,683.

As of June 30, 2009, in accordance with SFAS 133, the fair value of derivative liabilities was recalculated and increased by $26,726,167 during the period, including $1,102,656 for the increase in fair value of the warrants and $25,623,511 for the increase in fair value of the conversion option.

As of June 30, 2009, the balance of derivative liabilities was $11,053,276, which consisted of $2,919,872 for the warrants and $8,133,404 for the conversion option, and the carrying value of the notes was $3,049,619. The effective interest charges on notes totaled $820,232 and $928,556 for the three months ended June 30, 2009 and 2008, respectively, and for the six months ended June 30, 2009 and 2008, the effective interest amounted to $1,847,709 and $1,732,851, respectively.

Note issuance cost was amortized to interest expense for the three months ended June 30, 2009 and 2008 amounted to $22,365 and $11,535 respectively. Note issuance cost was amortized to interest expense for the six months ended June 30, 2009 and 2008 amounted to $43,282 and $20,429, respectively.

The changes in the derivative liability related to the convertible notes, and the warrants that were issued in conjunction with those notes, are summarized as follows:

	Derivative Liability
	Conversion
	Features	Warrants	Total
December 13, 2007	$25,421,018	9,298,044	34,719,062
Change in value (gain)	-4,576,171	-1,659,583	-6,235,754
December 31, 2007	20,844,847	7,638,461	28,483,308
Change in value (gain)	-1,951,184	-719,580	-2,670,764
March 31, 2008	18,893,663	6,918,881	25,812,545
Change in value (loss)	20,370,777	7,415,855	27,786,632
June 30, 2008	39,264,440	14,334,736	53,599,177
Conversions - liability transferred to equity	-5,759,720		-5,759,720
Change in value (gain)	-21,090,722	-8,794,176	-29,884,898
September 30, 2008	12,413,998	5,540,560	17,954,559
Change in value (gain)	-5,589,893	-2,461,655	-8,051,548
December 31, 2008	6,824,105	3,078,905	9,903,010
Change in value (gain)	-2,852,879	-1,261,690	-4,114,569
March 31, 2009	3,971,226	1,817,215	5,788,441
Conversions - liability transferred to equity	-21,461,333		-21,461,333
Change in value (loss)	25,623,512	1,102,656	26,726,168
June 30, 2009	$8,133,405	2,919,871	11,053,276

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $4,071,240 and $5,648,992 for the three months ended June 30, 2009 and 2008, respectively, and for the six months ended June 30, 2009 and 2008, amounted to $6,691,992 and $8,687,340, respectively.

Income tax payments amounted to $1,283,319 and $4,608,462 for the three months ended June 30, 2009 and 2008, respectively, and for the six months ended June 30, 2009 and 2008, amounted to $1,826,398 and $ 5,713,515, respectively.

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

On April 14, 2008, the Company, Mr, Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (BOD member of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to SFAS 123R (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4,146,000 and will be amortized over the life of agreement. A total of $69,100 of compensation expense and additional paid in capital has been recorded for the three months ended June 30, 2009, and 2008, respectively, and $138,200 and $69,100 for the six months ended June 30, 2009, and 2008, respectively.

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
June 30, 2009
Unaudited

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

On May 8, 2009, the Company issued 300,000 shares of common stock to Maoming Hengda Steel’s debtor, Guangzhou Hengda at $6 per share, as cash payments made for settling other short term loan.

From May 7 to June 30, 2009, $21,700,000 of notes was converted to 5,104,596 shares of common stock at a Conversion Price of 4.2511. According to the convertible bond agreement, the Company recorded the make whole interest expense of $6,454,683. As of June 30, 2009, 1,399,759 shares of common stock for it had been issued.

Note 13 - Gain from debt extinguishment and Government grant

Debt extinguishment

For the six months ended June 30, 2009, the Company recorded gain from debt extinguishment totaling $2,930,200. On February 20, 2009, Maoming Hengda, a subsidiary entered into a Debt Waive Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $2,930,200 (RMB20,000,000) of the total $23,955,220 (RMB163,516,860) debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at date of purchase as defined in SFAS 141 “Business Combinations” and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Government grant

Based on national industrial policies and environmental protection laws and regulations, in order to reduce energy consumption, emissions Shaanxi Province Development and Reform Commission worked with local industries to eliminate of outdated iron and steel production capacity in form of government grant. Longmen Joint Venture received $4.2 million (RMB29 million) in government grant for compliance in dismantling two blast furnaces. The Company wrote off the residual book value of the furnaces dismantled totaling $0.7 million (RMB5 million), and recorded other income of $3,519,890 for the six months ended June 30, 2009.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three months ended June 30, 2009  and 2008 are as follows:

	June 30, 2009	June 30, 2008
	Unaudited	Unaudited

Current	$3,229,810	1,292,890
Deferred	(1,221,850)	(206,100)
Total income taxes	$2,007,960	1,086,790

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the six months ended June 30, 2009  and 2008 are as follows:

	June 30, 2009	June 30, 2008
	Unaudited	Unaudited

Current	$3,394,031	1,959,246
Deferred	-	(422,633)
Total income taxes	$3,394,031	1,536,613

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	June 30, 2009	December 31, 2008
	Unaudited
Beginning balance	$7,487,380	$399,751
Xi’an Rolling Mill’s ,YuXin, YuTeng, HuaLong and TongXing Net operating loss carry-forward	230,750	4,945,752
Effective tax rate	25%	24.76%
Deferred tax asset	$57,688	$1,224,626
Long Gang Headquarter’s Net operating loss carry-forward	-14,815,927	36,809,350
Effective tax rate	15%	15.24%
Deferred tax asset	$-2,222,389	$5,610,223
Exchange difference	-10,175	252,780
Totals	$5,312,504	$7,487,380

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2009 and 2008 as follows:

	June 30, 2009	June 30,2008
	Unaudited

U.S. Statutory rates	34.00%	34.00%
Foreign income not recognized in USA	(34.00)%	(34.00)%

China income taxes	25%	25.00%
Tax effect of income not taxable for tax purpose	-1.47%	(4.03)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	-3.15%	(10.32)%

Total provision for income taxes	20.38%	10.65%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $14,733,301 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2009 and 2008, respectively. The net operating loss carry forwards for United States income taxes amounted to $2,824,982 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2009 was $1,245,000. The net change in the valuation allowance for the six months ended June 30, 2009 and year ended December 31, 2008 was an increase of $285,000 and $645,000, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $179,247,890 and $165,915,511 for the six months ended June 30, 2009, VAT on sales and VAT on purchases amounted to $173,244,315 and $135,853,629 for the six months ended June 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $93,172,074 and $98,244,173 for the three months ended June 30, 2009, VAT on sales and VAT on purchases amounted to $102,270,716 and $69,994,430 for the three months ended June 30, 2008,respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:
	June 30, 2009	December 31, 2008
	Unaudited
VAT taxes payable	$(2,803,509)	$8,985,278
Income taxes payable	1,793,383	2,509,520
Misc taxes	2,159,950	2,421,838
Totals	$1,149,824	$13,916,636

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

	Three months ended June 30		Six months ended June 30,
	2009	2008	2009	2008
	Unaudited	Unaudited	Unaudited	Unaudited
Income (Loss) attributable to holders of common shares	$(31,789,212)	$(24,271,226)	$(24,454,580)	$(22,082,766)
Basic weighted average number of common shares outstanding	39,533,099	34,928,576	37,918,177	34,883,740
Diluted weighted average number of common shares outstanding	39,533,099	34,928,576	37,918,177	34,883,740

Net income (Loss)per share
Basic	$(0.804)	$(0.695)	$(0.645)	$(0.633)
Diluted	$(0.804)	$(0.695)	$(0.645)	$(0.633)

For the three months and six months ended June 30, 2009, the Company incurred net loss, therefore there is no dilutive effect for its earnings per share.

Note 16 – Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. The lease term is one year and is renewed annually.

	For the six months ended June 30,2009	For the six months ended June 30,2008
	Unaudited	Unaudited
Rental Income	$879,420	$851,040

	For the three months ended June 30,2009	For the three months ended June 30,2008
	Unaudited	Unaudited
Rental Income	$439,890	$431,730

The Company’s short term loan of $1,465,000 from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu. Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

	For the six months ended June 30,2009	For the six months ended June 30,2008
	Unaudited	Unaudited
Purchase from Hengying and Dazhan	$15,863,969	$54,350,613
Sales to Hengying and Dazhan	$1,024,107	$15,733,297

	For the three months ended June 30,2009	For the three months ended June 30,2008
	Unaudited	Unaudited
Purchase from Hengying and Dazhan	$9,034,889	$25,916,567
Sales to Hengying and Dazhan	$513,954	$14,453,484

All transactions with related parties are for normal business activities and are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of June 30, 2009 and December 31, 2008.

a.	Other receivables - related parties

Name of related parties	Relationship	June 30, 2009	December 31, 2008
		Unaudited
Beijing Wendlar	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$219,750	$376,324
De Long Fen Ti	Longmen JV’s subsidiary (unconsolidated)	353,791	-
Tianjin Jin Qiu Steel Market	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	146,500	146,700
Daishang trading Co., Ltd.	Longmen JV’s subsidiary’s joint venture partner	97,099	-
Maoming Shengze Trading	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	14,650,000	-
Total		$15,467,140	$523,024

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

b.	Advances on inventory purchases – related parties

Name of related parties	Relationship	June 30, 2009	December 31, 2008
		Unaudited
Liyuan Ximei	Longmen JV’s subsidiary (unconsolidated)	$7,459,408	$502,336
Daishang trading Co., Ltd.	Longmen JV’s subsidiary’s joint venture partner	3,584,589	1,872,301
Maoming Shengze Trading	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	4,655,237	-
Total		$15,699,234	$2,374,637

c.	Accounts payable due to related parties

Name of related parties	Relationship	June 30, 2009	December 31, 2008
		Unaudited
Long Men Group	General Steel’s joint venture partner	$21,260,423	$10,630,309
Henan Xinmi Kanghua	Longmen JV’s subsidiary’s joint venture partner	840,026	1,500,987
Zhengzhou Shenglong	Longmen JV’s subsidiary’s joint venture partner	102,612	-
Baotou Shengda Steel Pipe	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	903,106	1,558,228
ShanXi Fangxin	Longmen JV’s subsidiary’s joint venture partner	1,301,279	1,451,336
Baogang Jianan Group	General Steel’s joint venture partner	156,011	185,664
Jingma Jiaohua	Longmen JV’s subsidiary (unconsolidated)	5,074,114	-
Beijing Wendlar	Chairman of General Steel Holdings, Inc. owns more than 5% in this company.	945,980	-
Total		$30,583,551	$15,326,524

d.	Short term loan due to related parties

Name of related parties	Relationship	June 30, 2009	December 31, 2008
		Unaudited
Dazhan	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$3,940,850	$3,946,230
Hengying	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	3,398,800	3,403,440
Total		$7,339,650	$7,349,670

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

e.	Other payables due to related parties

Name of related parties	Relationship	June 30, 2009	December 31, 2008
		Unaudited
Golden Glister	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$600,000	$600,000
Hengying	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	12,219,646	-
Dazhan		3,486,700	-
Baotou Shengda Steel Pipe	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	110,135	77,013
Beijing Wendlar	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	2,827	-
Total		$16,419,308	$677,013

f.	Customer deposits – related parties

Name of related parties	Relationship	June 30, 2009	December 31, 2008
		Unaudited
Dazhan	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$3,946,437	$2,759,964
Haiyan	Longmen JV’s subsidiary (unconsolidated)	-	1,522,355
Maoming Heng Da Materials	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	-	2,934,000
Total		$3,946,437	$7,216,319

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

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

		Assumed by
Tongxing	Fair Value	Longmen Joint Venture (22.76)%
Current assets	$55,504,572	$12,632,840
Non current assets	8,088,884	1,841,030
Total assets	63,593,456	14,473,870
Total liabilities	50,782,229	11,558,035
Net assets	$12,811,227	$2,915,835

On August 11, 2008, the Company through its subsidiary, Longmen Joint Venture, completed its acquisition of a controlling interest in Beijing Hua Tian Yu Long International Steel Trade Co., Ltd. The Longmen Joint Venture paid $128,265 (RMB 876,731.71) for 50% equity based on the appraisal value on June 30, 2008.

On June 25, 2008, The Company through Qiu Steel Investment entered into equity purchase agreement with the shareholders of Maoming to acquire 99% equity of Maoming. The total purchase price for the acquisition is $7.3 million (RMB 50 million). The fair value of Maoming was $10.1 million (RMB 69 million) as of June 30, 2008.  Pursuant to SFAS 141, the excess of total fair value acquired over purchase price should be allocated as a pro rata reduction of non-current assets. Subsequently, the Company recorded the difference as a reduction of fixed assets acquired.

The joint venture’s name is Maoming Heng Da Steel Group Co. Ltd., a company formed under the laws of the PRC. It is located in Maoming city, Guangdong province in China. It produces and sells high speed wire.

		Assumed by
Maoming	Fair Value	The Company
Current assets	$45,314,444	$44,861,300
Non current assets	81,780,107	78,290,811
Total assets	127,094,551	123,152,111
Total liabilities	117,027,385	115,857,111
Net assets	$10,067,166	$7,295,000

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

The financial data of Maoming as of December 31, 2008 is included in the Company’s consolidated financial statements.

Distribution payable to former shareholders for the above acquisitions amount to $19,193,149 and $18,765,209 as of June 30, 2009 and December 31, 2008, respectively.

Note 18 - Equity

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

On October 28, 2008, the company granted Teamlink Investment Limited, 100,000 shares of commons stock at $3.6 per share as consulting service expense $360,000. According to the period of service provided, $60,000 was recorded as expense in 2008 and $300,000 will be amortized within 10 months. $180,000 of public relationship expense had been recorded for the six months ended June 30, 2009.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

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

On March 9, 2009, the Company granted senior management and directors 109,250 shares of common stock at $1.85 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $202,003 for the six months ended June 30, 2009.

On April 7, 2009, the Company granted senior management and directors 106,750 shares of common stock at $2.77 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $295,590 for the six months ended June 30, 2009.

On May 8, 2009, the Company issued 300,000 shares of common stock to Maoming Hengda Steel’s debtor, Guangzhou Hengda at $6 per share, as cash payments made for settling other short term loan.

From May 7 to June 30, 2009, $21,700,000 of notes was converted to 5,104,596 shares of common stock at Conversion Price, $4.2511. According to the convertible bond agreement, the Company recorded the make whole interest expense of $6,454,683. As of June 30, 2009, 1,399,759 shares of common stock for it had been issued. See note 11 for details.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2008	1,388,292
Granted	-
Forfeited	(93,334)
Exercised	(140,000)
Outstanding As of December 31, 2008	1,154,958
Granted	-
Forfeited	-
Exercised	-
Outstanding As of June 30, 2009	1,154,958

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$13.51	1,154,958	3.87	$13.51	1,154,958	3.87

Note 19 – Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $780,597 and $818,091 for the three months ended June 30, 2009, and 2008, respectively, and $1,592,903 and $1,331,057 for the six months ended June 30, 2009, and 2008, respectively.

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

Note 21 – Commitment and contingencies

Hancheng Tongxing Metallurgy Co., Ltd., one subsidiary of Longmen Joint Venture, is obligated to contribute $32,962,500 (RMB225 million), as registered capital to Shaanxi Longmen Coal and Chemical Co., Ltd by the end of 2010. Tongxing had contributed $6,592,500 as of June 30, 2009.

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
June 30, 2009
Unaudited

Baotou Steel Pipe Joint Venture has 5 years rental agreement with Bao Gang Jian An for property and buildings. The agreement began June 2007 for $263,700 (or RMB1,800,000) per year.

As of June 30, 2009, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
2009	$856,773
2010	263,700
2011	263,700
2012	131,850
2013	-
Thereafter	-
Total	$1,516,023

Total rental expense for the six months ended June 30, 2009 and 2008, amounted to $170,120 and $164,630, respectively, and total rental expense amounted to $85,021 and $98,798 for the three months ended June 30, 2009 and 2008, respectively.

Long Men Joint Venture is constructing two blast furnaces in 2008, the total contract cost was $257,343,816 of which $239,310,567 was paid, and $18,033,249 will be paid within one year.

Note 22 – Segments

The Company sells steel which are used by customers in various industries.  The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of SFAS 131, the Company's net revenue from external customers by main product lines is as follows:

	For the three months ended		For the six months ended
(in thousands)	2009	2008	2009	2008
Products	Unaudited	Unaudited	Unaudited	Unaudited
Re-bar	$364,767	$335,781	$657,482	$592,233
Hot-Rolled Sheets	13,878	48,348	26,577	82,366
High Speed Wire	26,487	NA	43,737	NA
Spiral-Welded Steel Pipe	3,815	2,900	3,946	3,996
Total sales revenue	$408,947	$387,029	$731,742	$678,595

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
Unaudited

Note 23 – Subsequent Event

The Company has performed an evaluation of subsequent events through August 7th, 2009, which is the date of financial statements issuance. In July, 2009, $4,940,000 of notes was converted to 1,162,055 shares of common stock at a conversion price of $4.2511.

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

Management Comments

CONTINUED GROWTH

Sales volume and revenue reached new highs. Sales volume for the three months ended June 30, 2009 increased 62.7% to 956,321 metric tons compared to 587,855 metric tons for the same period last year.

Sales volume for the six months ended June 30, 2009 increased 50.4% to 1.67 million metric tons compared to 1.11 million metric tons for the same period last year.

Sales revenue for the three months ended June 30, 2009 increased 5.7% to $408.9 million compared to $387.0 million for the same period last year.

Sales revenue for the six months ended June 30, 2009 increased 7.8% to $731.7 million compared to $678.6 million for the same period last year.

Gross Profit for the three months ended June 30, 2009 was $22.5 million.

Income from operations for the three months ended June 30, 2009 was a gain of $12.9 million.

Infrastructure projects and real estate are drivers for the record-breaking, profitable growth in our largest market, Shaanxi province where we hold dominant market share for construction steel.

The global economic slowdown has had a relatively mild impact in the developing central and western regions of China (such as Shaanxi province), due to these economies having low reliance on exports. In addition, these economies have received a boost from government infrastructure stimulus spending of which our segment of the steel industry (construction steel) is a direct beneficiary.

GLOBAL ECONOMIC SLOWDOWN

North America and Europe continue to experience economic slowdown, and rising unemployment. The result is weakened consumer demand from the developed countries. Many Chinese companies dependent on exports or supplying export-related industries have seen their demand dramatically reduced.

According to Mysteel.com, a leading Chinese steel industry information provider, Chinese steel exports have dropped 65.4% in the first half of 2009. This has changed China from being a net exporter of steel to being a net importer of steel.

GENERAL STEEL AND THE GLOBAL ECONOMIC SLOWDOWN
Our subsidiaries have varying exposure to the global economic slowdown:

Longmen Joint Venture
Longmen Joint Venture, our largest subsidiary, comprises approximately 90% of our total revenue. Its focuses on supplying construction steel to the less developed markets of Shaanxi and Sichuan provinces in central China. The economies in this region have been relatively sheltered from the global economic slowdown as witnessed by our record growth in volume and revenue in this region. Selling prices for construction steel in Shaanxi province command a premium compared to other regions of China due to strong demand.

Our record growth this quarter is largely attributed to:
•	Government economic stimulus package with a key emphasis on infrastructure-related projects in central and western China;
•	Government “Go West” incentives to promote development in central and western China;
•	Recovery of the real estate sector in central and western China; and,
•	Exceptional execution by our Longmen Joint Venture management team bringing new capacity on-line through our two new 1,280 m3 blast furnaces.

Maoming
Maoming focuses on supplying construction steel in western Guangdong and Guangxi provinces. This region has a large population of factories dependent upon exports and has been hit hard by the global economic slowdown.

At the time we purchased this state-of-the-art construction steel facility in mid 2008 at 27.6% discount to net asset value, it had be running at only approximately 10% of capacity.   Our strategy was always to bring value to our company by increasing the utilization of these assets.

In sticking with our strategy, management has relocated our rebar processing line from Maoming to our Longmen Joint Venture. This move to the Shaanxi market, which has healthier economics of strong demand, and higher rebar selling prices will increase utilization of this asset to nearly full capacity.

We will continue to process and sell high-speed wire at our Maoming facility. We have reached record production this quarter of 71,536 metric tons high-speed wire and June 2009 marks an important milestone as gross margin turn positive for the subsidiary.

The ability to move assets to between regional markets to take advantage of better economics is a good example of synergies that have developed between our subsidiaries.

Daqiuzhuang Metal
Daqiuzhuang Metal produces hot-rolled sheets and sells them throughout China. This sector of the steel industry has been heavily impacted by the global economic slowdown. Export demand for cold-rolled sheets has dropped dramatically and now cold-rolled sheet manufacturers are redirecting their excess capacity for sale in the domestic market.

Cold-rolled sheets have superior qualities to hot-rolled sheets and have historically sold at a premium to hot-rolled sheets. Daqiuzhuang Metal created a market niche by creating hot-rolled sheets with similar properties of cold-rolled sheets sold at a price higher than traditional hot-rolled sheets, but at a discount to cold-rolled sheets. With exporters of cold-rolled sheets redirecting their product to the domestic market, the excess supply has brought down the price of cold-rolled sheets to a level that competes with hot-rolled sheets. This has put pressure our hot-rolled sheet business.

This business has been impacted by the global economic slowdown, but in the second quarter we have seen recovery in prices and increase in shipment volume.

Baotou Steel Pipe Joint Venture
Baotou Steel Pipe Joint Venture produces spiral-weld steel pipes for the energy sector primarily to transport oil and steam. The energy sector in China continues to invest and expand its energy infrastructure. As a result, we have not experienced a slowdown in this business during global economic slowdown, and are experiencing competition for raw materials due to demand generated by government driven infrastructure projects.

China is a country comprised of many distinct economies with individual dynamics. The same can be said of the Chinese steel industry, which is comprised of different segments with their own micro-trends.

Our largest subsidiary (comprising 90% of our revenue), Longmen Joint Venture is located in the developing region of central China. The GDP of Shaanxi province, our main market,  has grown 13.2% in the first half of 2009.

Our company’s main product is construction steel (comprising 96% of our first half 2009 revenue). The construction steel sector of the Chinese steel industry currently enjoys favorable dynamics of demand and price.

Being in the right place; with the right product; at the right time are good reasons to be optimistic about the future.

CONVERTIBLE BOND RESET AND CONVERSIONS
In December of 2007 we obtained $40 million by issuing a Convertible Bond (CB). The money from this CB was ultimately used to fund our acquisition of Longmen JV (For details on our Convertible bond, see notes of our financial statements).

According to the terms of our CB, on May 7, 2009, the conversion price of $12.47 was reset to the market price, which is defined as the lower of $12.47 or the average of the weighted average price of our common stock for 30 consecutive days preceding May 7, 2009. This resulted in our conversion price being reset to $4.2511.

During the second quarter of 2009, our CB holders converted $21.7 million of debt into equity. As of August 7, 2009 a total of $33.39 million of CB debt have been converted to equity. We are glad to have our CB holders convert: our debt is reduced and our public float has increased.

Considering the funds from our CB were used to purchase controlling interest in Longmen JV (which provides 90% of our total revenue), this CB played an important role in executing our growth strategy. The acquisition of Longmen JV was transformational to the company.

MERGER AND ACQUISITIONS
On September 3, 2008, we announced a letter of intent for a joint venture with Yantai Steel Pipe Company. Twelve days later Lehman Brothers filed for bankruptcy protection, starting a chain reaction, which sent the global financial system into temporary chaos.

With all the uncertainty brought about by the ensuing financial crisis, we decided with our partners that it would be wise to wait for more clarity about the macro-environment before moving forward with this target acquisition. Nothing has changed about our vision for Yantai Steel Pipe Co., We have finished our due diligence, and we are in the period of negotiating contractual terms.

Nothing has changed regarding our merger and acquisition (M&A) strategy.

We continue to move forward with our two-pronged growth strategy of investment in our existing operations and growth via M&A activities.

SUMMARY
Our record-breaking volume and sales during global economic slowdown makes a few points stand out:
•	Our two-pronged growth strategy of upgrading our existing operations and growth via M&A activities is clearly working;
•	We are a direct beneficiary of the China economic stimulus infrastructure spending program; and,
•	The developing regions of China are growing and are relatively less impacted by the global economic slowdown.

The operating performance of our iron and steel business is the heart of General Steel Holdings, Inc. Our future is directly tied to our ability to generate positive cash flow from operations. It is important to separate non-operating, non-cash items from our GAAP Net Earnings to fully understand and evaluate the performance of our company.

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

On May 14, 2009 Daqiuzhuang Metal changed it’s official name from “Tianjin Daqiuzhuang Metal Sheet Co. Ltd.” to “General Steel (China) Co. Ltd.” to better reflect it’s role as a merger and acquisition platform for steel company investments in China.

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

Transportation Facility: The Company’s subsidiary, Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen JV”), operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province. Changlong Branch owns 126 vehicles and provides transportation services exclusively to Longmen JV.

Coke Operation: The Company, through its subsidiary, Longmen JV, owns 22.76% of Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Located in Hancheng city, Shaanxi province, Tongxing produces approximately 200,000 metric tons of second grade coke per month.  Tongxing sells all of its output to Longmen JV.

The Company does not own iron palletizing facility.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is six - eight million metric tons per year. Slightly more than half of this demand radiates from Xi’an, the province capital, located 180km from the Longmen Joint Venture main site. We estimate that in Xi’an we have a 72% market share according to Xi’an Steel Market Statistics dated April 7, 2009.

An established regional network of 24 agents and two sales offices sell the Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong” which enjoys strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi Han, Xi Tong and Xi Da provincial expressways, and are currently being used in the construction of the Xi’an city subway system.

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

Longmen Joint Venture represents 4 million tons of our aggregate 6.3 million metric tons annual production capacity. At Longmen Joint Venture, approximately 90% of the production costs are attributable to the purchase of raw materials, with iron ore being the largest component of the purchase.

According to the China Iron and Steel Association, approximately 60% of the domestic steel industry’s demand for iron ore must be filled by imports. At our Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by our joint venture partner), domestic sources and from imports. The Daxigou mine has 300 million metric tons of proven iron ore reserves. According to the terms of our joint venture agreement with the strategic partner, we have first rights of refusal for sales and development from this mine.

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

The sources and/or major suppliers of the Company’s raw materials are as follows:

Shaanxi Longmen Iron and Steel Co., Ltd. (Longmen Joint Venture)

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	12.2%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd	Coke	7.8%	Related party
Shaanxi Huanghe Material Co., Ltd	Coke	7.5%	Others (non-related party)
Yunnan Jingliyuan Industrial Co., Ltd	Alloy	2.4%	Others (non-related party)
Shaanxi Jinhu Industrial and Commercial Co., Ltd	Iron Ore	2.2%	Others (non-related party)
	Total	32.1%

Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (Daqiuzhuang Metal)

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Tianjin Hengying Trade Co., Ltd	Hot roll coil	46.7%	Related party
Tianjin Dazhan Industrial Co., Ltd	Hot roll coil	26.7%	Related party
Tianjin Rongchengxiang Iron & Steel Group	Hot roll coil	13.3%	Others (non-related party)
General Qiu Steel Pipe Co., Ltd	Hot roll coil	7.6%	Others (non-related party)
Shenghua Xinyuan	Hot roll coil	3.4%	Others (non-related party)
	Total	97.7%

Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (Baotou Steel Pipe Joint Venture)

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Tianjin Jinchang Import Co., Ltd	Steel coil	35%	Others (non-related party)
Tianjin Fulida Steel Pipe Co., Ltd	Steel pipe	16%	Others (non-related party)
Tianjin Zhaoliang Trade Co., Ltd	Billet	34%	Others (non-related party)
Tianjin Yingbo Yixin Trade Co., Ltd	Billet	5%	Others (non-related party)
Baotou Huiyuan Trade Co., Ltd	Steel coil	4%	Others (non-related party)
	Total	94%

Maoming Hengda Steel Group Limited (Maoming)

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Guangxi Shenglong Metallurgy Co. Ltd	Steel billet	36.5%	Others (non-related party)
China Railway Material Commercial Corporation Tianjin Office	Billet	32.6%	Others(non-related party)
Maoming Shengze Trading Co., Ltd	Billet	27.1%	Related party
Maoming Zhengmao Develop Co., Ltd	Heavy oil	1.6%	Others (non-related party)
Maoming Dazhongmao Petrochemical Co., Ltd	Heavy oil	0.9%	Others (non-related party)
	Total	98.7%

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

Operating Results

Sales Revenue

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Sales revenue for the three months ended June 30, 2009 increased 5.7% to $408.9 million compared to $387 million for the same period last year.

Sales Revenue	2nd Quarter 2009			2nd Quarter, 2008			Change	Change
	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
Longmen JV	843,291	$364,767,407	90%	517,200	$335,781,209	87%	63.0%	8.6%
Maoming	76,238	$26,486,603	6%	NA	NA	0%
Daqiuzhuang Metal	28,579	$13,878,409	3%	66,148	$48,348,198	12%	-56.8%	-71.3%
Baotou Steel Pipe JV	8,213	$3,814,728	1%	4,507	$2,899,529	1%	82.2%	31.6%
Total	956,321	$408,947,147	100%	587,855	$387,028,936	100%	62.7%	5.7%

The increase in sales revenue is predominantly due to sales volume increase of 63% at our Longmen JV; 82% volume increase at our Baotou Steel Pipe JV which offset lower selling prices and declines at Daqiuzhuang Metal.

The Sales Revenue increase is also attributed to our Maoming acquisition, which was acquired June 25, 2008. Sale Revenue for the three months ended June 30, 2009 reflects full three months of operations whereas this subsidiary did not exist for the same period last year.

Longmen Joint Venture - Comprised 90% of second quarter total sales. These sales were fueled by stable demand for construction steel in our addressable markets and increased production capacity contributed by our two new 1,280 cubic meter blast furnaces.

Maoming  - Comprised 6% of second quarter total sales. This subsidiary was acquired June 25, 2008 so there is no comparable statistic to the same period last year.

Daqiuzhuang Metal – Due to economic slowdown, demand for energy hot-rolled sheets has dropped compounded by large excess capacity of cold-rolled sheets which can be used as a replacement product.

Baotou Steel Pipe JV – Increase activity due to China’s investment in energy infrastructure.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Sales revenue for the six months ended June 30, 2009 increased 7.8% to $731.7 million compared to $678.6 million for the same period last year.

SALES REVENUE	Six months ending
	June 30, 2009			June 30, 2008			Change	Change
	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
Longmen JV	1,492,618	$657,482,097	89%	986,800	$592,233,021	87%	51.3%	11.0%
Maoming	118,607	$43,736,596	6%	NA	NA	0%
Daqiuzhuang Metal	53,434	$26,576,519	4%	119,887	$82,365,588	12%	-55.4%	-67.7%
Baotou Steel Pipe JV	8,981	$3,945,831	1%	6,339	$3,996,326	1%	41.7%	-1.3%
Total	1,673,640	$731,741,043	100%	1,113,026	$678,594,935	100%	50.4%	7.8%

The increase in sales revenue is predominantly due to sales volume increase of 51% at our Longmen’s JV; 42% volume increase at our Baotou Steel Pipe JV which offset lower selling prices and declines at Daqiuzhuang Metal.

The Sales Revenue increase is also attributed to our Maoming acquisition, which was acquired June 25, 2008. Sale Revenue for the six months ended June 30, 2009 reflects full six months of operations whereas this subsidiary did not exist for the same period last year.

Gross Profit

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Gross profit for the three months ended June 30, 2009 decreased 1.6% to $22.5 million from $22.9 million for the same period last year.

GROSS PROFIT	Three months ended
	June 30, 2009		June 30, 2008
		Gross Profit		Gross Profit
	Gross Profit	Margin %	Gross Profit	Margin %
Longmen JV	$24,658,885	6.76%	$21,164,269	6.30%
Maoming	$(1,329,831)	-5.02%	NA
Daqiuzhuang Metal	$(825,470)	-5.95%	$1,701,567	3.52%
Baotou Steel Pipe JV	$(4,891)	-0.13%	$2,969	0.10%
Total	$22,498,693	5.50%	$22,868,805	5.91%

Longmen Joint Venture
The Gross Profit Margin of our largest subsidiary, Longmen JV, has improved due to healthy business fundamentals boosted by government economic stimulus infrastructure spending.

Maoming
Our Maoming subsidiary was acquired on June 25, 2008 so there is not a comparable number for the same period last year. The previous owners had never run the facilities at more than 10% utilization.

We have been steadily increasing the production volume at our Maoming facility to improve the financial results of the subsidiary. In the second quarter, production reached 76 thousand tons and for the month of June, Gross Profit at Maoming turned positive and the subsidiary achieved breakeven operating results, an important step point for the company.

Below is a month-by-month breakdown of Maoming second quarter gross profit. Note the swing to positive Gross Profit in June 2009.

Maoming Gross Profit	Second Quarter 2009
- by month	April	May	June
Revenue	$9,105,291	$9,206,623	$8,174,689
Cost of Sales	$10,105,931	$9,791,339	$7,919,164
Gross Profit	$-1,000,639	$-584,717	$255,525
Gross Profit Margin %	-11.0%	-6.4%	3.1%

Daqiuzhuang Metal
Daqiuzhuang Metal is impacted by the global economic slowdown specifically weak demand and competition from cold rolled steel sheets. Second quarter has seen some recovery in demand and prices, most notably in June.

Baotou Steel Pipe JV
Gross Margins have been impacted by increase in raw material prices. Our policy is to minimize inventory. This means that we purchase raw materials only after we have a firm customer order in hand. In the second quarter, we got caught with a contract where raw material prices rose immediately following the signing of a customer order impacting our gross margin.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Gross profit for the six months ended June 30, 2009 decreased 1.2% to $35.4 million from $35.9 million for the same period last year.

GROSS PROFIT	Six months ended
	June 30, 2009		June 30, 2008
		Gross Profit		Gross Profit
	Gross Profit	Margin %	Gross Profit	Margin %
Longmen JV	$39,395,264	5.99%	$32,188,422	5.44%
Maoming	$(3,572,009)	-8.17%	NA
Daqiuzhuang Metal	$(403,641)	-1.52%	$3,625,872	4.40%
Baotou Steel Pipe JV	$1,198	0.03%	$36,626	0.92%
Total	$35,420,812	4.84%	$35,850,920	5.28%

The financial crisis, collapse of banks, and ensuing global economic slowdown have made year-to-year comparisons like comparing apples to oranges. We believe looking at Gross Profit quarter-to-quarter provides more insight into our business. See below,

GROSS PROFIT	2nd Quarter 2009		1st Quarter 2009		4th Quarter 2008
		Gross Profit		Gross Profit		Gross Profit
	Gross Profit	Margin %	Gross Profit	Margin %	Gross Profit	Margin %
Longmen JV	$24,658,885	6.76%	$14,736,378	4.99%	$(17,179,872)	-7.33%
Maoming	$(1,329,831)	-5.02%	$(2,242,177)	-13.00%	$(2,621,672)	-29.45%
Daqiuzhuang Metal	$(825,470)	-5.95%	$421,828	3.32%	$(2,815,061)	-19.47%
Baotou Steel Pipe JV	$(4,891)	-0.13%	$6,090	4.65%	$1,041,070	30.08%
Total	$22,498,693	5.50%	$12,922,119	4.0%	$(21,575,535)	-8.26%

Selling, General and Administrative Expenses

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, and various taxes were $9.6 million for the three months ended June 30, 2009, compared to $9.5 million for the same period of 2008.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Selling, general and administrative expenses $18.7 million for the six months ended June 30, 2009, compared to $16 million for the same period of 2008. This increase is attributed the addition of Maoming subsidiary which did not exist for the same period last year and 51% increase of sales volume at our Longmen Joint Venture.

Other income (expense)

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Other income (expense) for the three months ended June 30, 2009 was an expense of $34.4 million compared to expense of $32.5 million for the same period last year.

	Three months ended
	June 30, 2009	June 30, 2008
OTHER INCOME (EXPENSE), NET
Interest income	$763,764	$877,099
Interest/finance expense	-4,854,138	-6,289,868
Convertible note make whole interest	-6,454,683
Change in fair value of derivative liabilities	-26,726,167	-27,786,632
Income from equity investments	2,752,664
Other nonoperating income( expense), net	142,348	649,871
Total other income (expense), net	$-34,376,212	$-32,549,530

Six months ended June 30, 2009 compared with six months ended June 30, 2008

Other income (expense) for the six months ended June 30, 2009 was an expense of $25.4 million compared to expense of $34.9 million for the same period last year.

	Six months ended
	June 30, 2009	June 30, 2008
OTHER INCOME (EXPENSE), NET
Interest income	$1,642,397	$1,457,417
Interest/finance expense	-7,792,916	-12,276,375
Convertible note make whole interest	-6,454,683
Change in fair value of derivative liabilities	-22,611,599	-25,115,869
Gain from debt extinguishment	2,930,200
Government grant	3,519,890
Income from equity investments	2,698,032
Other nonoperating income( expense), net	652,564	1,019,142
Total other income (expense), net	$-25,416,115	$-34,915,685

- Interest Income: interest received from deposits held in banks
- Interest /finance expense: interest paid on bank loans, on early redemption of Notes Receivables various bank fees
- Notes converted – make-whole expense: non cash incentive written in our convertible bond agreement for early conversion by our note holders
- Change in fair value of derivative liabilities: related to valuation of the conversion features and warrant liabilities of our convertible debt. This is a non-cash, non-operating item
- Gain from debt extinguishment: RMB 20 million debt extinguishment by Hengda Group. Not only does the debt extinguishment add to our profitability, it also reduces cash that needs to be paid out.
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
- Income from equity investments: entities in which we do not have controlling interest and do not consolidate their results into our financial statements
- Other non-operating income (expense), net: Rental income collected by Daqiuzhuang Metal offset by disposal of obsolete equipment at our Longmen JV.

Net income attributable to General Steel Holdings Inc.

Three months ended June 30, 2009 compared with three months ended June 30, 2008

Net income attributable to General Steel Holdings Inc. for the three months ended June 30, 2009 was a loss of $31.8 million compared to a loss of $24.3 million for the same period of last year.

	Three months ended
	June 30, 2009	June 30, 2008
NET LOSS BEFORE NONCONTROLLING INTEREST	$-23,449,536	$-20,270,736

LESS:Net income attributable to the noncontrolling interest	8,339,676	4,000,490

NET LOSS ATTRIBUTABLE TO GENERAL STEEL	$-31,789,212	$-24,271,226

The main factors for the Net loss are non-operating; non-cash expenses associated with our December 2007 Convertible Bond.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

	Three months ended
Non-operating, non-cash expenses assocated with our December 2007 Convertible Bond	June 30, 2009	June 30, 2008
Convertible note make whole interest	$-6,454,683
Change in fair value of derivative liabilities	-26,726,167	$-27,786,632
Total expenses associated with our December 2007 Convertible Bond	$-33,180,850	$-27,786,632

NOTE: These are non-operating; non-cash expenses

	Six months ended
	June 30, 2009	June 30, 2008
NET LOSS BEFORE NONCONTROLLING INTEREST	$-12,121,652	$-16,637,420

LESS:Net income attributable to the noncontrolling interest	12,332,928	5,445,346

NET LOSS ATTRIBUTABLE TO GENERAL STEEL	$-24,454,580	$-22,082,766

Net income attributable to General Steel Holdings Inc. for the six months ended June 30, 2009 was a loss of $24.5 million compared to a loss of $22.1 million for the same period of last year.

The main factors for the GAAP Net Income loss are non-operating; non-cash expenses associated with our December 2007 Convertible Bond.

Earnings per share
Three months ended June 30, 2009 compared with three months ended June 30, 2008
	Three months ended
Earnings per share	June 30, 2009	June 30, 2008
NET LOSS ATTRIBUTABLE TO GENERAL STEEL	$-31,789,212	$-24,271,226

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	39,533,099	34,928,576
Diluted	39,533,099	34,928,576

EARNING PER SHARE
Basic	$(0.804)	$(0.695)
Diluted	$(0.804)	$(0.695)

The main factors for the GAAP earning per share loss are non-operating; non-cash expenses associated with our December 2007 Convertible Bond.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

	Six months ended
Earnings per share	June 30, 2009	June 30, 2008
NET LOSS ATTRIBUTABLE TO GENERAL STEEL	$-24,454,580	$-22,082,766

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	37,918,177	34,883,740
Diluted	37,918,177	34,883,740

EARNING PER SHARE
Basic	$(0.645)	$(0.633)
Diluted	$(0.645)	$(0.633)

The main factors for the GAAP earning per share loss are non-operating; non-cash expenses associated with our December 2007 Convertible Bond.

The management of General Steel Holdings uses non-GAAP adjusted net earnings to measure the performance of the Company’s business internally by excluding non-recurring items as well as non-cash charges related to the Company’s 2007 convertible notes.  The Company’s management believes that these non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because these measures reflect the essential operating activities of General Steel Holdings and provide a consistent method of comparison to historical periods. The Company believes that providing the non-GAAP measures that management uses internally to its investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand General Steel Holding’s financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate the Company's performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of General Steel Holdings compensates for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

	Three months ended
	June 30, 2009	June 30, 2008
NET LOSS ATTRIBUTABLE TO GENERAL STEEL	$(31,789,212)	$(24,271,226)
less - Non-operating, non-cash expenses associated with our December 2007 Convertible Bond
Notes converted-make-whole interest	(6,454,683)
Change in fair value of derivative liabilities	(26,726,167)	(27,786,632)
ADJUSTED NET INCOME	$1,391,638	$3,515,406

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	39,533,099	34,928,576
Diluted	39,533,099	34,928,576

ADJUSTED EARNING PER SHARE
Basic	$0.035	$0.101
Diluted	$0.035	$0.101

	Six months ended
	June 30, 2009	June 30, 2008
NET LOSS ATTRIBUTABLE TO GENERAL STEEL	$(24,454,580)	$(22,082,766)
less - Non-operating, non-cash expenses associated with our December 2007 Convertible Bond
Notes converted-make-whole interest	(6,454,683)
Change in fair value of derivative liabilities	(22,611,599)	(25,115,869)
ADJUSTED NET INCOME	$4,611,702	$3,033,103

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	37,918,177	34,883,740
Diluted	37,918,177	34,883,740

ADJUSTED EARNING PER SHARE
Basic	$0.122	$0.087
Diluted	$0.122	$0.087

For the three months ended June 30, 2009 the adjusted net income of $1.40 million, or the adjusted EPS of $0.035 per share, for the second quarter of 2009 in the table above excluded a $26.7 million non-cash charge due to change in fair value of derivatives and a $6.45 million make whole interest due to notes converted.  This adjusted net income compared, on the same basis, with the net income of $3.51 million, or $0.101 per share, in the second quarter of 2008.

For the six months ended June 30, 2009 the adjusted net income of $4.61 million, or the adjusted EPS of $0.122 per share, for the first two quarters of 2009 in the table above excluded a $22.6 million non-cash charge due to change in fair value of derivatives and a $6.45 million make whole interest due to notes converted.  This adjusted net income compared, on the same basis, with the net income of $3.03 million, or $0.087 per share, for the first two quarters of 2008.

Income taxes

The Company did not carry on any business and did not maintain any branch office in the United States during the three months ended June 30, 2009 and 2008. Therefore, no provision for withholding or U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company has been made.

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

For the three months ended June 30, 2009, we had a tax expense of $2.0 million and for the six months ended June 30, 2009 we had a tax expense of $3.4 million.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $14,733,301 as of June 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2009 and 2008, respectively. The net operating loss carry forwards for United States income taxes amounted to $2,824,982 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2009 was $1,245,000. The net change in the valuation allowance for the six months ended June 30, 2009 and year ended December 31, 2008 was an increase of $285,000 and $645,000, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture and 1% interest in Maoming by another entity.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $16.0 million as of June 30, 2009 compared to $8.3 million on December 31, 2008.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of June 30, 2009, we reserved $0.6 million for bad debt allowance based on our reasonable estimate.

Liquidity and capital resources
 The steel business is capital intensive and we utilize leverage greater than our industry peers which enables us to generate revenue compared to our shareholder equity at a rate higher than our industry peers. We utilize leverage in the form of credit from banks, vendor financing, customer deposits and others. This blended form of financing reduces our reliance on any single source.

In evaluating the extent of leverage employed by the company, it should be noted that certain assets offset related liabilities.
-	Restricted cash is held in banks as collateral for Notes Payables.
-	Inventory is used to fulfill Customer Deposits.

Short term notes payable
As of June 30, 2009 we had $274 million in short term notes payables liabilities which are secured by restricted cash of $200.2 million and other assets. These are lines of credit extended by banks for a maximum of 6 months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is most likely continued upon payment at maturity. There are no additional significant financial covenants.

Short-term notes payable are the lowest cost form of financing available in China. We pay zero interest on this type of credit. This is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system,

Short term loans – banks
As of June 30, 2009 we had $97.2 million in short term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as US banks and current creditors will most likely renew their lending to us after our loans mature as they have in the past.

We are able to repay our short term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see note 8 in our notes of the financial statements.

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

In connection with this transaction, the Company and Zuo Sheng Yu, the Chief Executive Officer, and Victory New Holding Limited entered into a voting agreement (the “Voting Agreement”), pursuant to which such shareholders agree to vote in favor of the approval of this transaction. Certain management members of the Company also entered into a lock-up agreement with the Company pursuant to which each of such management members agrees not to sell or offer to sell the Common Stock held by such a management member for one year after the initial effective date of the resale Form S-3 Registration Statement described above.

According to the terms of the Notes, on May 7, 2009, the conversion price of $12.47 was reset to the market price, which is defined as the lower of $12.47 or the average of the weighted average price of our common stock for 30 consecutive days preceding May 7, 2009. This resulted in our conversion price being reset to $4.2511.

During the second quarter of 2009, our Notes holders converted $21.7 million of debt into equity. Combined with conversions earlier and subsequent to the end of second quarter, a total of $33.39 million of Notes debt have been converted to equity. We are glad to have our Notes holders convert: our debt is reduced and our public float has increased.

Cash-flow

Operating activities

Net cash provided by operating activities for the six months ended June 30, 2009 was $29.0 million compared to cash used in operating activities of $36.5 million in the same period of 2008. This change was mainly due to the combination of the following factors:

Cash inflow after the adjustments of some non-cash items to the net income such as depreciation and amortization, (Gain) Loss from debt extinguishment, (Gain) Loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, Change in fair value of derivative instrument, make whole expense on note conversion, income from investment and deferred tax assets, totaled of $36.3 million.

Cash outflow resulting from accounts receivable, notes receivable, other receivables and other receivables-related parties, dividend receivable, inventory and advance on inventory purchase, pre-paid expenses which was $104.3 million, compared to the same period last year an outflow of $67.8 million. The increase of $36.5 million is mainly due to inventory.

Cash inflow due to the increase in accounts payable, other payables, accrued liabilities, customer deposits, dividend payable and tax payable totaled of $109.1 million compared to the same period last year an inflow of $84.1 million. The increase of $25.0 million is mainly due to increase in accounts payable.

Investing activities

Net cash used in investing activities was $26.4 million for six months of 2009 compared to $97.1 million used in the same period of 2008. This reduction in cash outflow is mainly to increase in the received deposits due to sales representatives and reduction of equipment purchases.

Financing activities

Net cash provided by financing activities was $46.4 million for six months of 2009 compared to $42 million in the same period of 2008. This increase is mainly due to increase in borrowing on short term loan others.

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

Long Steel Group has spent more than $4.3 million (RMB 33 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. In the first quarter of June 30, 2009, new water consumption per metric ton of steel produced was 1.1 metric ton.

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

The Company’s investment in unconsolidated subsidiaries amounted to $18,909,182 as of June 30, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of June 30, 2009.

In 2007, the conversion option on the $40 million Notes, as well as the 1,154,958 warrants issued in conjunction with the Notes are carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in SFAS 157 as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of June 30, 2009, the outstanding principal amounted to $11,550,000, and the carrying value of the convertible note amounted to $3,049,619. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The embedded warrants and conversion feature are valued by using level two inputs to the Binomial Model and determined that the fair value amounted to approximately $11.05 million due to the decrease in the Company’s common stock price.

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

As a result of adoption of SFAS 160, we reclassified noncontrolling interests in the amounts of $65.0 million and $54.6 million from the mezzanine section to equity in the June 30, 2009 and December 31, 2008 balance sheets, respectively

New Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FAS 157-4 does not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FAS 115-2 and FAS 124-2 do not have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FAS 107-1 and APB 28-1 do not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165,Subsequent Events (“FAS 165”) [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB No. 140 (“FAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“FAS 166”). FAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. FAS 166 is effective for the Company beginning in 2010. Should the Company’s accounts receivable securitization programs not qualify for sale treatment under the revised rules, future securitization transactions entered into on or after January 1, 2010 would be classified as debt and the related cash flows would be reflected as a financing activity. We do not believe that it will have a significant impact on the determination or reporting of our financial results.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance for variable interest entities (“VIE”) by requiring an on-going  qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. FAS 167 is effective for the Company beginning in 2010. We do not believe that it will have a significant impact on the determination or reporting of our financial results.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	Dollars amounts in thousands
Bank loans (1)	$97,197	$97,197		$
Notes payable	274,014	274,014
Deposits due to sales representatives	40,056	40,056
Lease with Bao Gang	792	264	528
Blast Furnace construction	18,033	18,033
Convertible notes ( Principal plus Interest )	14,933	703	2,151		12,079
Total	$445,025	$430,267	$2,679		$12,079

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

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture and Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $0.5 million decrease to income.

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

Our material weaknesses in controls over accounting will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that material weaknesses in our internal control over reclassification and elimination of related party transactions continues to exist as of June 30, 2009.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal prceedings, we do not believe these actions; in the aggregate will have a material adverse impact on our financial position, results of operations or liquidity.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. On June 30, 2009, approximately 13.4% of our sales were to five customers and these customers accounted for 0% of total account receivables.  We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

Since 1994, China pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of June 30, 2009, the exchange rate of the Renminbi to the U.S. dollar was 6.83 yuan to 1 dollar.

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

We registered the shares of our common stock issuable upon conversion of approximately $40,000,000 worth of senior convertible notes convertible into 4,170,009 shares of our common stock with a conversion price of $12.47 per share and applicable interest rates and upon the exercise of warrants to purchase an additional aggregate amount of 1,154,958 shares of our common stock at an exercise price of $13.51 per share, both issued in December 2007. The issuance of shares of our common stock upon  conversion of the notes and exercise of the warrants will dilute current shareholders’ holdings in our company. The senior convertible notes have a five year term through December 12, 2012, and the warrants are exercisable from May 13, 2008, to May 13, 2013. The conversion price was reset to $4.2511 to the Market Price on May 7, 2009  because the conversion price was higher than the Market Price pursuant to the notes and warrants agreements. Market Price means, for any given date, the lower of (x) the arithmetic average of the Weighted Average Price of the Common Stock for the thirty (30) consecutive Trading Day period ending on the Trading Day immediately preceding such date and (y) the Weighted Average Price of the Common Stock on the Trading Day immediately preceding such date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issued 106,750 shares of common stock as interim incentives to senior and mid-level management

On April 7, 2009, the Company granted senior management and directors 106,750 shares of common stock at $2.77 per share, as incentive compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $295,590 for the three months ended June 30, 2009.

The Company awarded unregistered securities to keep with other issuer’s practice and for employee retention purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION
As of August 7, 2009 a total of $33.39 million of CB debt have been converted to equity.

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

General Steel Holdings, Inc.

Date: August 10, 2009	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: August 10, 2009	By: /s/ John Chen
John Chen
Director and Chief Financial Officer