Form 10-Q
period 2009-09-30
GENERAL STEEL HOLDINGS INC
filed 2009-11-09
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

Commission File Number 001-33717

General Steel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	412079252 (I.R.S. Employer Identification No.)

Room 2315, Kuntai International Mansion Building,
Yi No. 12, Chaoyangmenwai Ave.
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of November 6, 2009, 45,959,439 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEMPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$54,289	$14,895
Restricted cash	197,584	130,700
Notes receivable	27,373	38,207
Accounts receivable, net of allowance for doubtful accounts of $612 and $401 as of September 30, 2009 and December 31, 2008, respectively	12,151	8,329
Accounts receivable - related party	2,784	-
Other receivables, net of allowance for doubtful accounts of $566 and $564 as of September 30, 2009 and December 31, 2008, respectively	6,855	5,100
Other receivables - related parties	420	523
Dividend receivable	4,957	631
Inventories	221,502	59,549
Advances on inventory purchase	39,230	47,154
Advances on inventory purchase - related parties	17,853	2,375
Prepaid expense - current	926	494
Deferred tax assets	2,191	7,487
Total current assets	588,115	315,444

PLANT AND EQUIPMENT, net	558,407	491,705

OTHER ASSETS:
Advances on equipment purchase	7,069	8,965
Investment in unconsolidated subsidiaries	17,640	13,959
Prepaid expense - non current	500	1,195
Prepaid expense related party - non current	172	211
Long term other receivable	2,674	4,873
Intangible assets, net of accumulated amortization	24,020	24,556
Note issuance cost	964	4,218
Plant and equipment to be disposed	6,455	587
Total other assets	59,494	58,564

Total assets	$1,206,016	$865,713

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$280,134	$206,040
Accounts payable	175,309	149,239
Accounts payable - related parties	19,324	15,327
Short term loans - bank	151,050	67,840
Short term loans - others	110,171	87,834
Short term loans - related parties	8,362	7,350
Other payables	8,655	3,183
Other payable - related parties	2,074	677
Accrued liabilities	14,716	7,779
Customer deposit	199,909	141,102
Customer deposit - related parties	-	7,216
Deposit due to sales representatives	39,286	8,149
Taxes payable	13,317	13,917
Distribution payable to former shareholders	15,934	18,765
Deferred tax liability	103	-
Total current liabilities	1,038,344	734,418

CONVERTIBLE NOTES PAYABLE, net of debt discount of $2,388 and $26,095 as of September 30, 2009 and December 31, 2008, respectively	912	7,155

DERIVATIVE LIABILITIES	4,933	9,903

Total liabilities	1,044,189	751,476

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 45,789,439 and 36,128,833 shares issued and outstanding as of September 30, 2009 and
December 31, 2008, respectively	46	36
Paid-in-capital	79,923	37,128
Statutory reserves	6,827	4,902
Retained (deficits) earnings	(5,991)	10,093
Contribution receivable	-	(960)
Accumulated other comprehensive income	8,531	8,705
Total shareholders' equity	89,339	59,907

NONCONTROLLING INTERESTS	72,488	54,330

Total equity	161,827	114,237

Total liabilities and equity	$1,206,016	$865,713

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES	$361,652	$325,911	$875,374	$781,918

REVENUES - RELATED PARTIES	123,100	85,610	341,119	308,198

TOTAL REVENUES	484,752	411,521	1,216,493	1,090,116

COST OF SALES	340,483	335,945	822,392	762,395

COST OF SALES - RELATED PARTIES	104,534	81,923	318,946	298,218

TOTAL COST OF SALES	445,017	417,868	1,141,338	1,060,613

GROSS PROFIT	39,735	(6,348)	75,155	29,503

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,487	12,328	29,219	28,364

INCOME(LOSS) FROM OPERATIONS	29,248	(18,676)	45,936	1,139

OTHER INCOME(EXPENSE), NET
Interest income	826	646	2,468	2,104
Finance/interest expense	(4,174)	(6,872)	(18,422)	(19,149)
Change in fair value of derivative liabilities	(616)	29,885	(23,228)	4,769
Gain from debt extinguishment	-	7,169	2,932	7,169
Government grant	-	-	3,433	-
Income from equity investments	963	-	3,661	-
Other non-operating (expense) income, net	(2,985)	899	(2,332)	1,919
Total other (expense) income, net	(5,986)	31,727	(31,488)	(3,188)

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	23,262	13,051	14,448	(2,049)

PROVISION FOR INCOME TAXES
Current	6,717	(813)	12,451	1,147
Deferred	(2,925)	(1,271)	(5,265)	(1,694)
Total provision for income taxes	3,792	(2,084)	7,186	(547)

NET INCOME(LOSS) BEFORE NONCONTROLLING INTEREST	19,470	15,135	7,262	(1,502)

Less: Net income (Loss) attributable to noncontrolling interest	9,088	(5,329)	21,421	116

NET INCOME(LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	10,382	20,464	(14,159)	(1,618)

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	(246)	95	(174)	6,552
Comprehensive income (loss) attributable to noncontrolling interest	1,440	(293)	334	3,912

COMPREHENSIVE INCOME(LOSS)	$11,576	$20,265	$(13,999)	$8,846

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	44,973,882	35,687,891	40,295,924	35,157,579
Diluted	45,750,152	35,687,891	40,295,924	35,157,579

EARNINGS (LOSS) PER SHARE
Basic	$0.23	$0.57	$(0.35)	$(0.05)
Diluted	$0.22	$0.57	$(0.35)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

						Retained earnings			Accumulated other
	Preferred stock		Common stock		Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals

BALANCE, January 1, 2008	3,092,899	$3	34,634,765	$35	$23,429	$3,632	$22,687	$(960)	$3,285	$43,322	$95,433
											-
Net loss							(1,618)			116	(1,502)
Adjustment to statutory reserve						648	(648)				-
Common stock issued for compensation, $7.16			76,600	0.08	548						548
Common stock issued for compensation, $10.43			150,000	0.15	1,564						1,564
Common stock issued for compensation, $6.66			87,400	0.09	582						582
Common stock issued for compensation, $10.29			90,254	0.09	929						929
Common stock transferred by CEO for compensation, $6.91					138						138
Common stock issued at $5/share			140,000	0.14	700						700
Notes converted to common stock			541,299	0.54	6,103						6,104
Acquired noncontrolling interest										15,768	15,768
Make whole shares issued on notes conversion			195,965	0.20	2,310						2,310
Foreign currency translation adjustments									6,552	3,912	10,464
											-
BALANCE,September 30, 2008, unaudited	3,092,899	$3	35,916,283	$36	$36,303	$4,280	$20,421	$(960)	$9,837	$63,118	$133,038

Net loss							(9,706)			(8,658)	(18,364)
Acquired noncontrolling interest										128	128
Adjustment to statutory reserve						622	(622)				-
Common stock issued for consulting fee, $3.6			100,000	0.10	360						360
Common stock issued for public relations, $3.6			25,000	0.03	90						90
Common stock issued for compensation, $3.5			87,550	0.09	306						306
Common stock transferred by CEO for compensation, $6.91					69						69
Foreign currency translation adjustments									(1,132)	(258)	(1,390)

BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,128	$4,902	$10,093	$(960)	$8,705	$54,330	$114,237

Net (loss)/income							(14,159)			21,421	7,262
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(3,305)	(3,305)
Adjustment to statutory reserve						1,925	(1,925)				-
Common stock issued for compensation, $1.85			109,250	0.11	202						202
Common stock issued for compensation, $2.77			106,750	0.11	296						296
Common stock issued for interest payments			196,306	0.20	745						745
Common stock issued for repayment of debt, $6.00			300,000	0.30	1,800						1,801
Notes converted to common stock			7,045,274	7.05	32,073						32,080
Make whole shares issued on notes conversion			1,795,976	1.80	7,085						7,087
Common stock transferred by CEO for compensation, $6.91					207						207
Common stock issued for compensation, $3.62			107,050	0.11	387						387
Reduction of registered capital								960			960
Foreign currency translation adjustments									(174)	334	160

BALANCE, September 30, 2009, unaudited	3,092,899	$3	45,789,439	$46	$79,923	$6,827	$(5,991)	$-	$8,531	$72,488	$161,827

The accompanying notes are an integral part of these statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(UNAUDITED)
(In thousands, except per share data)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(14,159)	$(1,618)
Net income attributable to noncontrolling interest	21,421	116
Consolidated net income (loss)	7,262	(1,502)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	22,760	14,746
Amortization	714	696
Debt extinguishment	(2,932)	(7,169)
Bad debt allowance	212	19
(Gain) Loss on disposal of equipment	(3,312)	13
Stock issued for services and compensation	1,092	2,197
Interest expense accrued on mandatory redeemable stock	-	2,630
Make whole shares interest expense on notes conversion	2,754	2,310
Income from investment	(3,661)	-
Amortization of deferred note issuance cost	56	34
Change in fair value of derivative instrument	23,228	(4,769)
Deferred tax assets	5,265	(1,694)
Changes in operating assets and liabilities
Notes receivable	10,826	(22,858)
Accounts receivable	(4,150)	41,525
Accounts receivable - related parties	(2,709)	25,765
Other receivables	319	(7,297)
Other receivables - related parties	15,766	1,207
Dividend receivable	1,775	-
Inventories	(161,833)	(31,223)
Advances on inventory purchases	7,918	22,843
Advances on inventory purchases - related parties	(15,199)	2,442
Prepaid expense - current	(442)	(1,373)
Prepaid expense - current - related parties	-	(17)
Prepaid expense - non current	144	46
Prepaid expense - non current - related parties	57	(102)
Accounts payable	26,053	43,609
Accounts payable - related parties	8,772	(55,828)
Other payables	5,257	(3,038)
Other payable - related parties	(2,594)	2,642
Accrued liabilities	5,308	1,079
Customer deposits	12,995	77,729
Customer deposits - related parties	38,245	(7,819)
Taxes payable	(930)	(12,922)
Distribution payable to former shareholders	(4,398)	(464)
Net cash (used in) provided by operating activities	(5,382)	83,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	(6,593)	-
Cash acquired from subsidiary	-	2,767
Deposits due to sales representatives	31,113	(743)
Advance on equipment purchases	1,895	717
Cash proceeds from sale of equipment	6,253	127
Equipment purchases	(103,394)	(145,800)
Intangible assets purchases	(178)	(233)
Payment to original shareholders	-	(7,092)
Net cash used in investing activities	(70,904)	(150,257)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(66,830)	(76,828)
Notes receivable - restricted	-	13,087
Borrowings on short term loans - bank	161,806	58,486
Payments on short term loans - bank	(77,074)	(76,145)
Borrowings on short term loans - related parties	-	3,326
Payments on short term loans - related parties	-	(7,652)
Borrowings on short term loan - others	104,495	59,268
Payments on short term loans - others	(83,759)	(50,134)
Borrowings on short term loans - others-related parties	-	-
Payments on short term loans - others-related parties	2,932
Borrowings on short term notes payable	545,164	193,374
Payments on short term notes payable	(471,126)	(78,079)
Cash received from warrants conversion	-	700
	-	-
Net cash provided by financing activities	115,608	39,402

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	72	1,670

INCREASE (DECREASE) IN CASH	39,394	(25,726)

CASH, beginning of period	14,895	43,713

CASH, end of period	$54,289	$17,987

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 – Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment operates a portfolio of Chinese steel companies serving various industries. The Company presently has four production subsidiaries: General Steel (China) Co. Ltd. (f/k/a Tianjin Daqiuzhuang Metal Co. Ltd.) (“Daqiuzhuang Metal”), Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”), Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), and Maoming Hengda Steel Group Co., Ltd. (“Maoming”). The Company’s main products include rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:
		Percentage
Subsidiary		Of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd.	P.R.C.	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	P.R.C.	80.0%
Yangpu Shengtong Investment Co., Ltd.	P.R.C.	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	P.R.C.	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.	P.R.C.	60.0%
Maoming Hengda Steel Group Co., Ltd.	P.R.C.	99.0%

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
September 30, 2009
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

Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the People’s Republic of China, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2009 and December 31, 2008 amounted to $251.9 million and $145.6 million, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, which represented approximately 27% and 41% of the Company’s total sales for the three months ended September 30, 2009 and 2008, respectively, and approximately 20% and 36% of the Company’s total sales for the nine months ended September 30, 2009 and 2008, respectively. Five customers accounted for 20% and 0.5% of total accounts receivable as of September 30, 2009 and 2008, respectively.

The purchase of raw materials from five major suppliers represent approximately 29% and 34% of Company’s total purchase for the three months ended September 30, 2009 and 2008, respectively, and 48% and 32% of the Company’s total purchase for the nine months ended September 30, 2009 and 2008. Five vendors accounted for 20% and 4.6% of total accounts payable as of September 30, 2009 and 2008, respectively.

Revenue recognition

The Company follows the generally accepted accounting principles regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Translation adjustments resulting included in accumulated other comprehensive income amounted to $8.5 million and $8.7 million as of September 30, 2009 and December 31, 2008, respectively. The balance sheet amounts, with the exception of equity at September 30, 2009 and December 31, 2008 were translated at 6.82 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2009 and 2008 were 6.82 RMB, 6.94 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination and repayment and their stated interest rate approximates current rates available.

The Company analyzes all financial instruments with features of both liabilities and equity, pursuant to which the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period.

In December 2007, the Company issued convertible notes totaling $40 million (“Notes”) and 1,154,958 warrants. Both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and marked-to-market each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.

The accounting standards defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

The Company’s investment in unconsolidated subsidiaries amounted to $ 17.64 million as of September 30, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of September 30, 2009.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In 2007, the conversion option on the $40 million Notes, as well as the 1,154,958 warrants issued in conjunction with the Notes are carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of September 30, 2009, the outstanding principal amounted to $3.3 million, and the carrying value of the convertible note amounted to $0.9 million. Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The embedded warrants and conversion feature are valued by using level two inputs to the Binomial Model and determined that the fair value amounted to approximately $4.9 million due to the increase in the Company’s common stock price.

(in thousands)	Carrying Value as of September 30, 2009	Fair Value Measurements at September 30, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Long term investments	$17,640			$17,640
Derivative liabilities	$4,933		$4,933
Convertible notes payable	$912			$868

Except for the investments and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

Level 3 Valuation Reconciliation:

Convertible Notes
(in thousands)
Balance, December 31, 2008	$7,155
Current period effective interest charges on notes	2,135
Current period cash payments made for principal and stated interest	(745)
Current period note converted carrying value	(7,633)
Balance, September 30, 2009 (Unaudited)	$912

Long term Investment
(in thousands)
Balance, December 31, 2008	$13,959
Current period investment	4,702
Distribution of previous year dividend	(2,541)
Current period investment gain	1,591
Foreign currency exchange loss	(71)
Balance, September 30, 2009 (Unaudited)	$17,640

Cash and cash equivalents

Cash and cash equivalents include cash on hand and demand deposits in banks with original maturities of less than three months.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Notes receivable

Notes receivable represent trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $27.4 million and $38.2 million of notes receivable outstanding as of September 30, 2009 and December 31, 2008, respectively.

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the three months ended September 30, 2009 and 2008 amounted to $2.3 million and $2.2 million respectively. Shipping and handling for the nine months ended September 30, 2009 and 2008 amounted to $4.2 million and $3.8 million, respectively.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”.  Daqiuzhuang Metal acquired land use rights during the years ended 2000 and 2003 for a total of $3.2 million. These land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Longmen Group contributed land use rights for a total amount of $19.8 million to the Longmen Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052.

Maoming has land use rights amounting to $2.0 million for 50 years expiring in 2054.

Entity	Original Cost	Years of Expiration
	(in thousands)
Daqiuzhuang Metal	$3,167	2050 & 2053
Longmen Joint Venture	$19,824	2048 & 2052
Maoming Hengda Steel Group Co., Ltd	$2,038	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2009, the Company expects these assets to be fully recoverable.

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

Long lived assets, including plant, equipment and intangible assets are reviewed annually, more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company’s subsidiary, Hancheng Tongxing Metallurgy Co., Ltd. and EPID invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$734	11
Shaanxi Xinglong Thermoelectric Co., Ltd	2004-2007	7,404	20.7
Shaanxi Longgang Group Xian steel Co., Ltd	2005	60	10
Huashan Metallurgical Equipment Co. Ltd.	2003	1,712	25
Hejin Liyuan Washing Coal Co., Ltd.	2006	135	38
Shanxi Longmen Coal Chemical Industry Co., Ltd	2009	6,602	15
Xian Delong Powder Engineering Materials Co., Ltd.	2006	993	27
Total		$17,640

Total investment in unconsolidated subsidiaries amounted to $17.6 million and $14.0 million as of September 31, 2009 and 2008, respectively.

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

Earnings per share

The Company has adopted the generally accepted accounting principles earnings per share (“EPS”) which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Income taxes

The Company accounts for income taxes in accordance with the generally accepted accounting principles for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The generally accepted accounting principles for accounting for uncertainty in income taxes clarifies the accounting and disclosure for uncertain tax positions.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

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

Share-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the SFAS’s accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Non controlling interests

Effective January 1, 2009, the Company adopted generally accepted accounting principles regarding non-controlling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

Subsequent event

In May 2009, the Company adopted generally accepted accounting principles which provide guidance to for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009.

Recently issued accounting pronouncements

In January 2009, the Financial Accounting Standards Board issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. The Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In April 2009, the Financial Accounting Standards Board issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2009	December 31, 2008
	Unaudited
	(in thousands)	(in thousands)
Accounts receivable	$12,763	$8,730
Less: allowance for doubtful accounts	(612)	(401)
Net accounts receivable	$12,151	$8,329

Movement of allowance for doubtful accounts is as follows:

	September 30, 2009	December 31, 2008
	Unaudited
	(in thousands)	(in thousands)
Beginning balance	$401	$148
Charge to expense	212	124
Addition from acquisition	-	238
Less Written-off	-	(119)
Exchange rate effect	(1)	10
Ending balance	$612	$401

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 4 – Inventories

Inventory consists of the following:

	September 30, 2009	December 31, 2008
	Unaudited
	(in thousands)	(in thousands)
Supplies	$1,708	$1,884
Raw materials	135,822	41,084
Work in process	318	334
Finished goods	83,654	16,247
Totals	$221,502	$59,549

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of September 30, 2009 and December 31, 2008, management determined the carrying amount of inventory exceeded net realizable value, therefore $0.3 million and $2.2 million had been written down, respectively, and included in cost of goods sold.

Note 5 – Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $57.1 million and $49.5 million as of September 30, 2009 and December 31, 2008, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30 2009	December 31, 2008
(in thousands)	Unaudited
Buildings and improvements	$117,242	$118,144
Machinery	476,082	226,594
Transportation equipment	8,007	7,299
Other equipment	9,965	2,756
Construction in process	25,714	199,818
Totals	637,010	554,611
Less accumulated depreciation	(78,603)	(62,906)
Totals	$558,407	$491,705

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Longmen Joint Venture constructed two blast furnaces and a sintering system.  All costs related to construction have been capitalized as construction in progress and amounted to $180.5 million as of December 31, 2008. The two blast furnaces and its facilities amounting $242.4 million had been transferred to fixed assets as of September 30 2009.

Depreciation, including amounts in cost of sales, for the three months ended September 30, 2009 and 2008 amounted to $10.9 million and $5.9 million, respectively, and for the nine months ended September 30, 2009 and 2008, amount to $22.8 million and $14.7 million, respectively.

The rebar production line from our Maoming subsidiary was sold and transferred to our Longmen Joint Venture for a value of $16.5 million (RMB112.5 million). There is no change in fixed asset accounts because it is an intercompany transaction.

The Company has fixed assets to be disposed amounting to $6.5 million and $0.6 million as of September 30, and December 31, 2008, respectively.

Note 7 – Intangible assets

Intangible assets consist of the following:
	September 30, 2009	December 31, 2008
(in thousands)	Unaudited
Land use right	$27,515	$27,467
Software	424	293
Subtotal	27,939	27,760
Accumulated Amortization – Land use right	(3,884)	(3,204)
Accumulated Amortization – software	(35)	-
Accumulated Amortization subtotal	(3,919)	(3,204)
Totals	$24,020	$24,556

Total amortization expense for the three months ended September 30, 2009 and 2008, amounted to $0.3 million and $0.3 million, respectively, and for nine months ended September 30, 2009 and 2008, amounted to $0.7 million and $0.7 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years	Estimated Amortization Expense	Gross carrying Amount
	(in thousands)
2009	$1,000	$24,020
2010	1,000	23,020
2011	1,000	22,020
2012	1,000	21,020
2013	1,000	20,020

Note 8 – Debt

Short term loans

Short term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

Short term loans due banks, related parties and other parties consisted of the following:

	September 30, 2009	December 31, 2008
	Unaudited (in thousands)	(in thousands)

Daqiuzhuang Metal: Loan from banks in China, due various dates on 2010. Weighted average interest rate 6.1% per annum, either guaranteed by another company or secured by equipment/inventory.	$25,476	$27,383

Longmen Joint Venture: Loan from banks in China, due various dates from October 2009 to September 2010. Weighted average interest rate 6.2% per annum, either guaranteed by another company or secured by equipment/buildings/land use right.	125,574	38,876

Baotou Steel Pipe Joint Venture: Loan from banks in China, due March 2009. Annual interest rate of 12%, Guaranteed by another company and secured by equipment.	-	115

Maoming: Loan from banks in China, due January 2009. Annual interest rate of 7.47%, guaranteed by another company.	-	1,466

Total – bank loans	$151,050	$67,840

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	September 30, 2009	December 31, 2008
	Unaudited (in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from November 2009 to January 2010, and interest rates up to 12% per annum	$86,517	$58,440

Maoming: Loans from two unrelated parties, no due date without interest bearing.	23,654	29,394
Total – other loans	$110,171	$87,834

	September 30, 2009	December 31, 2008
	Unaudited (in thousands)	(in thousands)
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due June 2010. Annual interest rate of 5%.	$7,350	$7,350

Daqiuzhuang Metal: Related party loans from Wendlar, due January 2010. Annual interest rate of 10%.	1,012	-
Total – related party loans	$8,362	$7,350

The Company had various loans from unrelated companies and individuals. The balances amounted to $110.1 million and $87.8 million as of September 30, 2009 and December 31, 2008, respectively. Out of the $110.1 million, $23.7 million loans was prior year balance carries no interest and the remaining $86.5 million are subject to interest rates ranging from 6.1% to 12%. All short term loans from unrelated companies and individuals are due on demand and unsecured.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company had the following short term notes payable:

	September 30, 2009	December 31, 2008
	Unaudited (in thousands)	(in thousands)
Daqiuzhuang Metal: Notes payable from banks in China, due various dates from October 2009 to February 2010. Restricted cash required of $3,998 and $15,728 for September 30, 2009 and December 31, 2008, respectively and either guaranteed by another company.	$7,628	$18,631

Longmen Joint Venture: Notes payable from banks in China, due various dates from October 2009 to August 2010. Restricted cash of $173,487 and $98,073 for September 30, 2009 and December 31, 2008, respectively and either guaranteed by another company or secured by equipment, or no guarantee.	233,337	159,536

Bao Tou: Notes payable from banks in China. Restricted cash of $0 and $5,135 for September 30, 2009 and December 31, 2008, respectively and guaranteed by buildings.	-	7,335

Maoming: Notes payable from banks in China, due various dates from Octomber 2009 to March 2010. Restricted cash of $20,098 and $11,765 for September 30, 2009 and December 31, 2008 and guaranteed by buildings and equipments.	39,169	20,538
Grand totals	$280,134	$206,040

Total interest expense for the three months ended September 30, 2009 and 2008 on the debt listed above amounted to $8.3 million and $4.6 million, respectively, and for the nine months ended September 30 2009 and 2008, interest expense amounted to $16.1 million and $13.2 million, respectively.

Capitalized interest amounted to $6.7 million and $3.8 million for the three months ended September 30, 2009 and 2008, respectively and for the nine months ended September 30, 2009 and 2008, capitalized interest amounted to $12.8 million and $6.6 million.

Note 9 – Customer deposit

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2009 and December 31, 2008, customer deposits amounted to $199.9 million and $148.3 million, including related parties deposits $0 and $7.2 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 10 – Deposit due to sales representatives

Daqiuzhuang Metal and two of Longmen Joint Venture’s subsidiaries, Yuxin Trading and Yuteng Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $39.3 million and $8.1 million in deposits due to sales representatives as of September 30, 2009 and December 31, 2008. In 2009 the Company received deposit amounted $32 million from sales representatives to secure sales quantity. These deposits are refundable in one year based on volume fulfillment and bear interest at 3%-8% per annum.

Note 11 – Convertible notes

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”) issuing $40.0 million (“Notes”) and 1,154,958 warrants (the “Warrants”). The warrants can be converted to common stock through May 13, 2013 at $13.51 per share, subject to customary anti-dilution adjustment.

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

Pursuant APB’s accounting standard -,accounting for convertible debt and debt issued with stock purchase warrants, the Company discounted the Notes equal to the fair value of the warrants. The Notes were further discounted for the fair value of the conversion option. The combined discount is being amortized to interest expense over the life of the Notes using the effective interest method.

The fair value of conversion option and the warrants were calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.70%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

Pursuant to generally accepted accounting principles, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

On December 13, 2007, the Company recorded $34.7 million as derivative liability, including $9.3 million for the fair value of the warrants and $25.4 million for fair value of the conversion option. The initial carrying value of the Notes was $5.3 million. The financing cost of $5.2 million was recorded as note issuance cost and is being amortized to interest expense over the term of the Notes using the effective interest method.

In July 2008, $6.8 million of notes was converted to 541,299 shares of common stock at a conversion price of $12.47. Pursuant to generally accepted accounting principles, the Company valued the conversion option on note conversion date. A total of $6.1 million of carrying value and derivative liability had been reclassified into equity. In addition, 195,965 shares of common stock were issued as make whole interest expense of $2.3 million.

Reset of Conversion Price:

Paragraph 7(f) of the Convertible Notes (which were issued on December 13, 2007) provides for adjustment of the conversion price of the Notes, as follows: Adjustment. If on the earlier of the (i) one (1) year anniversary of the Initial Effective Date (as defined in the Registration Rights Agreement) and (ii) two (2) year anniversary of the Closing Date (the "Adjustment Date"), the Conversion Price in effect exceeds the Market Price as of the Adjustment Date (the "Adjusted Conversion Price"), the Conversion Price hereunder shall be reset to the Adjusted Conversion Price as of the Adjustment Date. For the avoidance of doubt, the Adjusted Conversion Price, if any, shall not apply to any Conversion Amount converted into Common Stock prior to the Adjustment Date.

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

The derivative liability related to the embedded conversion option was adjusted as of May 7, 2009, based on the revised conversion price. As a result of the reduced conversion price, the derivative liability increased as of May 7, 2009 by $27.1 million, which amount is included in the change in the value of the derivative liability in the Income Statement.

From May 7 to September 30 2009, $30.0 million of notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511. Pursuant to generally accepted accounting principles, the Company valued the conversion option on note conversion date. A total of $32.1 million of carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million.

As of September 30 2009, in accordance with generally accepted accounting principles, the fair value of derivative liabilities was recalculated and decreased by $5.0 million during the period, including $0.4 million for the decrease in fair value of the warrants and $4.6 million for the decrease in fair value of the conversion option.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

As of September 30 2009, the balance of derivative liabilities was $4.9 million, which consisted of $2.7 million for the warrants and $2.2 million for the conversion option, and the carrying value of the notes was $0.9 million effective interest charges on notes totaled $0.3 million and $0.9 million  for the three months ended September 30, 2009 and 2008, respectively, and for the nine months ended September 30, 2009 and 2008, the effective interest amounted to $2.1 million and $2.6 million, respectively.

Note issuance cost was amortized to interest expense for the three months ended September 30, 2009 and 2008 amounted to $0.012 million and $0.013 million, respectively. Note issuance cost was amortized to interest expense for the nine months ended September 30, 2009 and 2008 amounted to $0.056 million and $0.034 million, respectively.

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $4.7 million and $1.9 million for the three months ended September 30 2009 and 2008, respectively, and for the nine months ended September 30 2009 and 2008, amounted to $9.3 million and $10.6 million, respectively.

Income tax payments amounted to $0.6 million and $0.8 million for the three months ended September 30 2009 and 2008, respectively, and for the nine months ended September 30 2009 and 2008, amounted to $2.4 million and $ 6.5 million, respectively.

Make whole Interest of $6.04 million has been capitalized into construction in progress and subsequently transferred to fixed assets for the nine month ended September 30, 2009.

Note 13 - Gain from debt extinguishment and Government grant

Debt extinguishment

For the nine months ended September 30, 2009, the Company recorded gain from debt extinguishment totaling $2.9 million. On February 20, 2009, Maoming Hengda, a subsidiary entered into a Debt Waive Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $2.9 million (RMB 20.0 million) of the total $24.0 million (RMB 163.5 million) debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at date of purchase as defined in SFAS’s accounting standard - business Combinations and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Government grant

Based on national industrial policies and environmental protection laws and regulations, in order to reduce energy consumption, emissions Shaanxi Province Development and Reform Commission worked with local industries to eliminate of outdated iron and steel production capacity in form of government grant. Longmen Joint Venture received $4.3 million (RMB 29.2 million) in government grant for compliance in dismantling two blast furnaces. The Company wrote off the residual book value of the furnaces dismantled totaling $0.7 million (RMB 5.8 million), and recorded other income of $3.5 million for the nine months ended September 30, 2009.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three months ended September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
	Unaudited (in thousands)	Unaudited (in thousands)
Current	$6,717	(813)
Deferred	(2,925)	(1,271)
Total income taxes	$3,792	(2,084)

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the nine months ended September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
	Unaudited (in thousands)	Unaudited (in thousands)
Current	$12,451	1,147
Deferred	(5,265)	(1,694)
Total income taxes	$7,186	(547)

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The principal component of the deferred income tax assets is as follows:

	September 30, 2009	December 31, 2008
	Unaudited (in thousands)	(in thousands)
Beginning balance	$7,487	$400
Xi’an Rolling Mill’s ,YuXin, YuTeng, HuaLong and TongXing Net operating loss carry-forward	(19)	4,946
Effective tax rate	25%	25%
Deferred tax asset	$(5)	$1,236
Long Gang Headquarter’s Net operating loss carry-forward	(35,096)	36,809
Effective tax rate	15%	15.2%
Deferred tax asset	$(5,264)	$5,595
Exchange difference	(27)	256
Totals	$2,191	$7,487

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

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is calculated at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia, is subject to an income tax at an effective rate of 25%.

Maoming Henggang is located in Guangdong province, is subject to an income tax at an effective rate of 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30 2009 and 2008 as follows:

	September 30, 2009	September 30, 2008
	Unaudited
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of expenses not taxable for tax purpose (1)	(1.51%	(4.3)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(3.95)%	(12.0)%
Total provision for income taxes	19.54%	8.7%

(1)This represents derivative expenses (income) and stock compensation expenses incurred by GSI that are not deductible/taxable in PRC for the nine months ended September 30, 2009 and 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $23.2 million as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2009 and 2008, respectively. The net operating loss carry forwards for United States income taxes amounted to $4.9 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2009 was $1.7 million. The net change in the valuation allowance for the nine months ended September 30, 2009 and year ended December 31, 2008 was an increase of $0.7 million and $0.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $123.1 million and $106.6 million for the three months ended September 30, 2009, VAT on sales and VAT on purchases amounted to $85.9 million and $85.5 million for the three months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $302.3 million and $272.5 million for the nine months ended September 30, 2009, VAT on sales and VAT on purchases amounted to $259.1 million and $221.4 million for the nine months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:
	September 30, 2009	December 31, 2008
(in thousands)	Unaudited
VAT taxes payable	$8,938	$8,985
Income taxes payable	1,999	2,510
Misc taxes	2,380	2,422
Totals	$13,317	$13,917

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	Unaudited		Unaudited
	2009	2008	2009	2008
	(in thousands except per share data)
Income (loss) attributable to holders of common shares	$10,382	$20,464	$(14,159)	$(1,618)
Add: Derivative expense	812
Subtract: Unamortized note issuance cost	(963)

Subtract: Make whole interest	(330)
Income (loss) used in diluted computation	$9,901	$20,464	$(14,159)	$(1,618)
Basic weighted average number of common shares outstanding	44,973,882	35,687,891	40,295,924	35,157,579
Diluted weighted average number of common shares outstanding	45,750,152	35,687,891	40,295,924	35,157,579

Earnings per share
Basic	$0.23	$0.57	$(0.35)	$(0.05)
Diluted	$0.22	$0.57	$(0.35)	$(0.05)

For the three months ended September 30, 2009, 1,154,958 warrants with exercise price of $13.51 is excluded from EPS as they are anti-dilutive.  The $3.3 million convertible notes with conversion price of $4.2511 were included in the diluted earnings per share.

For the nine months ended September 30, 2009 and 2008, the Company incurred net loss; therefore there is no dilutive effect for its earnings per share.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008
	Unaudited (in thousands)	Unaudited (in thousands)
Rental Income	$381	$439

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
	Unaudited (in thousands)	Unaudited (in thousands)
Rental Income	$1,260	$1,290

The Company’s short term loan of $1.5 million from Shenzhen Development Bank is personally guaranteed by the Company’s Chairman, CEO, and majority shareholder Zuosheng Yu (aka Henry Yu).

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu. Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.

	For the three months ended September 30, 2009	For the three months ended September 30, 2008
	Unaudited (in thousands)	Unaudited (in thousands)
Purchase from Hengying and Dazhan	$11,751	$14,871
Sales to Hengying and Dazhan	$39,733	$9,814

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
	Unaudited (in thousands)	Unaudited (in thousands)
Purchase from Hengying and Dazhan	$27,615	$69,221
Sales to Hengying and Dazhan	$40,758	$15,786

All transactions with related parties are short term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of September 30, 2009 and December 31, 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

a.	Accounts receivable – related party

Name of related parties	Relationship	September 30, 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Tianjin Tongyong Qiugang Company	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$2,784	$-

b.	Other receivables - related parties

Name of related parties	Relationship	September 30 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Beijing Wendlar	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$273	$376
Tianjin Jin Qiu Steel Market	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	147	147
Total		$420	$523

c.	Advances on inventory purchase – related parties

Name of related parties	Relationship	September 30, 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Baogang Jiannan Company	Owned by noncontrolling shareholders of one subsidiary	$35	$1,873
Long Men Group	General Steel’s joint venture partner	12,573	502
Maoming Shengze Trading	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	5,245	-
Total		$17,853	$2,375

d.	Accounts payable due to related parties

Name of related parties	Relationship	September 30, 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Dazhan	Controlled by the Company’s Chairman, CEO and majority shareholders	$10,154	$10,630
Henan Xinmi Kanghua	Longmen JV’s subsidiary’s joint venture partner	786	1,501
Zhengzhou Shenglong	Longmen JV’s subsidiary’s joint venture partner	164	-
Baotou Shengda Steel Pipe	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	57	1,558
ShanXi Fangxin	Longmen JV’s subsidiary’s joint venture partner	203	1,451
Baogang Jianan Group	General Steel’s joint venture partner	-	187
Jingma Jiaohua	Longmen JV’s subsidiary (unconsolidated)	3,636	-
Beijing Daishang Trading Co	Owned by noncontrolling shareholder of one subsidiary of Longmen Joint Venture	4,324	-
Total		$19,324	$15,327

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

e.	Short term loans due to related parties

Name of related parties	Relationship	September 30, 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Dazhan	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$3,946	$3,946
Hengying	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	3,404	3,404
Beijing Wendlar	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	1,012	-
De Long Fen Ti		$8,362	$7,350

f.	Other payables due to related parties

Name of related parties	Relationship	September 30, 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Golden Glister	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$600	$600
Hengyin	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	1,474	-
Baotou Shengda Steel Pipe	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	-	77
Total		$2,074	$677

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

g.	Customer deposit – related parties

Name of related parties	Relationship	September 30, 2009	December 31, 2008
		Unaudited (in thousands)	(in thousands)
Dazhan	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$-	$2,760
Haiyan	Longmen JV’s subsidiary (unconsolidated)	-	1,522
Maoming Heng Da Materials	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	-	2,934
Total		$-	$7,216

Note 17 – Business combination

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

		Assumed by
Tongxing	Fair Value	Longmen Joint Venture (22.76%)
	(in thousands)	(in thousands)
Current assets	$55,505	$12,633
Non current assets	8,088	1,841
Total assets	63,593	14,474
Total liabilities	50,782	11,558
Net assets	$12,811	$2,916

On August 11, 2008, the Company through its subsidiary, Longmen Joint Venture, completed its acquisition of a controlling interest in Beijing Hua Tian Yu Long International Steel Trade Co., Ltd. The Longmen Joint Venture paid $0.1 million (RMB0.9 million) for 50% equity based on the appraisal value on September 30 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

On June 25, 2008, The Company through Qiu Steel Investment entered into equity purchase agreement with the shareholders of Maoming to acquire 99% equity of Maoming. The total purchase price for the acquisition is $7.3 million (RMB 50 million). The fair value of Maoming was $10.1 million (RMB 69 million) as of September 30 2008.  Pursuant to Generally accepted accounting principles, the excess of total fair value acquired over purchase price should be allocated as a pro rata reduction of non-current assets. Subsequently, the Company recorded the difference as a reduction of fixed assets acquired.

The joint venture’s name is Maoming Heng Da Steel Group Co. Ltd., a company formed under the laws of the PRC. It is located in Maoming city, Guangdong province in China. It produces and sells high speed wire.

		Assumed by
Maoming	Fair Value	The Company
	(in thousands)	(in thousands)
Current assets	$45,314	$44,861
Non-current assets	81,780	78,291
Total assets	127,094	123,152
Total liabilities	117,027	115,857
Net assets	$10,067	$7,295

Distribution payable to former shareholders for the above acquisitions amount to $15.9 million and $18.8 million as of September 30 2009 and December 31, 2008, respectively.

Note 18 - Equity

On January 8, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1.6 million. The shares price is determined as the quoted market price on the date granted.

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.5 million.for the year ended December 31, 2008.

On April 14, 2008, the Company, Mr, Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (BOD member of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer his own 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to Generally accepted accounting principles (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on grant date for a total of $4.1 million and will be amortized over the life agreement. A total of $0.2 million of compensation expense and additional paid in capital has been recorded in 2008.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

On April 15, 2008, the Company granted senior management and directors 87,400 shares of common stock at $6.66 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.6 million  for the year ended December 31, 2008.

On July 3, 2008, the Company granted senior management and directors 90,254 shares of common stock at $10.29 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $0.9 million for the year ended December 31, 2008.

541,299 shares of common stock were issued upon conversion of notes with a carrying value of $6.8 million at a conversion price of $12.48. In addition 195,965 shares of common stock were issued as make whole interest expense of $2.3 million.

In September 2008, 140,000 warrants, issued in connection with the redeemable preferred stock, were exercised at $5.00 per share.

On October 28, 2008, the company granted Teamlink Investment Limited, 100,000 shares of commons stock at $3.6 per share as consulting service expense $0.4 million. According to the period of service provided, $0.1 million was recorded as expense in 2008 and $0.3 million will be amortized within 10 months. $0.3 million of public relationship expense had been recorded for the nine months ended September 30, 2009.

On November 24, 2008, the Company granted senior management and directors 87,550 shares of common stock at $3.50 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $0.3 million for the year ended December 31, 2008.

On January 15, 2009, the Company granted convertible notes holders 152,240 shares of common stock at $3.66 per share, as share payments for interest. The shares were computed as 90% of the arithmetic average of the Weighted Average Price of the Common Shares on each for the ten consecutive Trading Days immediately preceding the applicable Interest Date.

On March 9, 2009, the Company granted senior management and directors 109,250 shares of common stock at $1.85 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.2 million for the nine months ended September 30, 2009.

On April 7, 2009, the Company granted senior management and directors 106,750 shares of common stock at $2.77 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.3 million for the nine months ended September 30, 2009.

On May 8, 2009, the Company issued 300,000 shares of common stock to Maoming Hengda Steel’s debtor, Guangzhou Hengda at $6 per share, as cash payments made for settling other short term loan.

From May 7 to September 30, 2009, $30.0 million of notes was converted to 7,045,274 shares of common stock at Conversion Price, $4.2511. According to the convertible bond agreement, the Company incurred the make whole interest expense of $8.8 million. As of September 30, 2009, 1,795,977 shares of common stock had been issued. See note 11 for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

On July 15 and Aug 21, the Company granted convertible notes holders 44,065 shares of common stock at price of $4.2511 as cash payments made for interest.

On September 2, 2009, the Company granted senior management and directors 107,050 shares of common stock at $3.62 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.4 million..

The Company has the following warrants outstanding:

Outstanding as of January 1, 2008	1,388,292
Granted	-
Forfeited	(93,334)
Exercised	(140,000)

Outstanding As of December 31, 2008	1,154,958
Granted	-
Forfeited	-
Exercised	-
Outstanding As of September 30, 2009	1,154,958

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$13.51	1,154,958	3.62	$13.51	1,154,958	3.62

Note 19 – Retirement plan

Regulations in the People’s Republic of China require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $0.6 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2009 and 2008, respectively.

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
September 30, 2009
(Unaudited)

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

Note 21 – Commitment and contingencies

Hancheng Tongxing Metallurgy Co., Ltd., one subsidiary of Longmen Joint Venture, is obligated to contribute $33.0 million (RMB 225 million), as registered capital to Shaanxi Longmen Coal and Chemical Co., Ltd by the end of 2010. Tongxing had contributed $6.6 million as of September 30, 2009.

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $0.5 million.

Daqiuzhuang Metal rented land for 50 years starting September 2005. Total amount of the rent over the 50 years period is approximately $1.0 million (or RMB 8 million).

Baotou Steel Pipe Joint Venture has 5 years rental agreement with Bao Gang Jian An for property and buildings. The agreement began June 2007 for $0.3 million (or RMB1.8 million) per year.

As of September 30, 2009, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
(in thousands)
2009	$790
2010	264
2011	264
2012	132
2013	-
Thereafter	-
Total	$1,450

Total rental expense amounted to $0.1 million and $0.1 million for the three months ended September 30 2009 and 2008, respectively and rental expense for the nine months ended September 30, 2009 and 2008, amounted to $0.3 million and $0.3 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Long Men Joint Venture has $19.2 mil contractual obligation in its construction projects.as of September 30 2009.

Note 22 – Segments

The Company sells steel which are used by customers in various industries.  The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by SFAS, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of SFAS 131, the Company's net revenue from external customers by main product lines is as follows:

	For the three months ended		For the nine months ended
	2009	2008	2009	2008
	(in thousands)
Products
Re-bar	$455,054	$355,938	$1,112,536	$948,171
Hot-Rolled Sheets	14,982	35,631	41,559	117,997
High Speed Wire	10,271	14,376	54,007	14,376
Spiral-Welded Steel Pipe	4,445	5,576	8,391	9,572
Total sales revenue	$484,752	$411,521	$1,216,493	$1,090,116

Note 23 – Subsequent Event

The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date of financial statements issuance and concluded no event has occurred that required disclosure.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

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

Recent Developments

Continued Record Growth:

We have experienced continued record growth in revenue, shipment volume and income from operations.

For the three month period ended September 30, 2009 revenue was $484.75 million; shipment volume was 1.04 million metric tons and income from operations was $29.25 million. This is the highest revenue, shipment volume and operating profit in one quarter ever recorded by us.

Operating results for the three months and nine months ending September 30, 2009 are shown below:

	Three months ended			Nine months ended
	September 30,			September 30,
	unaudited	unaudited		unaudited	unaudited
In thousands	2009	2008	Increase	2009	2008	Increase
SHIPMENT VOLUME (metric tons)	1,036	619	67.4%	2,710	1,733	56.4%
TOTAL REVENUES	$484,752	$411,521	17.8%	$1,216,493	$1,090,116	11.6%
GROSS PROFIT	39,735	-6,347	726.0%	75,155	29,503	154.7%
GROSS PROFIT MARGIN	8.20%	-1.54%	632.5%	6.18%	2.71%	128.0%
INCOME FROM OPERATIONS	$29,248	$-18,675	256.6%	$45,936	$1,139	3933.0%

Our shipment volume for the nine months ended September 30, 2009, increased by 56.4% as compared to the same nine month period in 2008.  For the nine month period ended September 30, 2009 our gross profit increased 154.7%, our gross margin increased from 2.7% to 6.2% and our income from operations increased 3933.0% compared with the same period last year.

Our Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), located in the developing region of Shaanxi province, comprises 94% of our total revenue. Shaanxi province, where we hold dominant market share for construction steel, has seen steady demand resulting from the central government’s “Go West” economic development initiative and economic stimulus package focused on infrastructure construction.

Our positive operating results during a period of global economic slowdown demonstrate the following strengths:

•	Our two-pronged growth strategy of upgrading our existing operations and growth through merger and acquisition activities has proven successful;
•	We are a direct beneficiary of the China economic stimulus infrastructure spending program; and
•	The developing regions of China are growing and have not been significantly impacted by the global economic slowdown.

Company Overview

Through our headquarters in Beijing, China, we operate a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products including: rebar, hot-rolled sheets, spiral-weld pipes and high-speed wire. Our aggregate production capacity of steel products is 6.3 million metric tons per year, of which the majority is rebar.  Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are an overall driver for all our products.

We aim to become one of the largest and most profitable non-government owned steel companies in China through the acquisition of Chinese steel companies. We intend to increase the profitability and efficiencies of the steel companies we acquire through the infusion of applied western management practices, advanced production technologies and capital resources.

Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding growth potential. We have executed this strategy by acquiring controlling interest positions in three joint ventures. We are actively pursuing a plan to acquire additional assets.

We presently own controlling interests in four steel-related subsidiaries:

•	Tianjin Daqiuzhuang Metal Sheet Co., Ltd.;
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.;
•	Shaanxi Longmen Iron and Steel Co., Ltd.; and
•	Maoming Hengda Steel Group Limited.

Steel Operating Companies

• Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (“Daqiuzhuang Metal”), started operations in 1988. Daqiuzhuang Metal’s core business is manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in the production of small agricultural vehicles and other specialty markets.

Daqiuzhuang Metal has ten steel sheet production lines capable of processing approximately 400,000 metric tons of 0.75mm to 2.0mm hot-rolled steel sheets per year. Products are sold through a nation-wide network of 35 distributors and three regional sales offices.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, including heating, rolling, cutting, annealing, and flattening to process and cut coil segments into steel sheets. Sheets produced at the facility have a length of approximately 2,000mm; a width of approximately 1,000mm, and a thickness ranging from 0.75mm to 2.0mm. Limited size adjustments can be made to meet order requirements. Products sell under the registered “Qiu Steel” brand name.

On May 14, 2009, Daqiuzhuang Metal changed its official name from “Tianjin Daqiuzhuang Metal Sheet Co. Ltd.” to “General Steel (China) Co., Ltd.” to better reflect its role as a merger and acquisition platform for steel company investments in China.

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.

On April 27, 2007 Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement (the “Baotou Steel Joint Venture Agreement”), amending the Joint Venture Agreement entered into by the parties on September 28, 2005.  The Baotou Steel Joint Venture Agreement increased Daqiuzhuang Metal's ownership interest in the Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”) to 80%.

Baotou Steel Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes used mainly in the energy sector primarily to transport oil and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

• Shaanxi Longmen Iron and Steel Co., Ltd.

Effective June 1, 2007 through two subsidiaries, Daqiuzhuang Metal and Tianjin Qiu Steel Investment Co., Ltd., we entered into a joint venture agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through Daqiuzhuang Metal and Tianjin Qiu Steel Investment Co., Ltd., we invested approximately $39 million in cash and collectively hold approximately 60% of the Longmen Joint Venture.

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

Currently, the Longmen Joint Venture has four branch offices, seven subsidiaries under direct control and eight entities in which it has a non-controlling interest.  It employs approximately 6,250 full-time workers.  In addition to steel production, the Longmen Joint Venture operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province. Changlong Branch owns 153 vehicles and provides transportation services exclusively to the Longmen Joint Venture.

Coke Operation: Longmen Joint Venture owns 22.76% of Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Located in Hancheng city, Shaanxi province, Tongxing produces second grade coke used as part the fuel for our blast furnaces.  Its annualized coke production capacity is 150,000 metric tons.  Tongxing sells all of its output to Longmen Joint Venture.

Longmen Joint Venture does not own iron pelletizing facilities.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is six to eight million metric tons per year. Slightly more than half of this demand radiates from Xi’an, the capital of Shaanxi province, located 180km from the Longmen Joint Venture’s main steel production site. We estimate we have approximately 72% share of the Xi’an market for rebar according to Xi’an Steel Market Statistics dated April 7, 2009

An established regional network of 40 agents and eight sales offices sell the Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong” which enjoys strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi Han, Xi Tong and Xi Da provincial expressways, and are currently being used in the construction of the Xi’an city subway system.

On September 24, 2007 Longmen Joint Venture acquired controlling interest in two subsidiaries of Long Steel Group: Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”) and Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”).

The Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire its 74.92% ownership interest in Longmen EPID. The Longmen Joint Venture paid $2.4 million (RMB18 million) in exchange for the ownership interest. The facility utilizes solid waste generated from the steel making process to produce landscape blocks, tiles, curb tops and ornamental tiles.

At the same time, the Longmen Joint Venture also entered into a second equity agreement with the Long Steel Group to acquire its 36% ownership interest in its subsidiary, Hualong. The Longmen Joint Venture paid $430 thousand (RMB3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. The facility produces fire-retardant materials used in various processes in making steel.

On January 11, 2008, the Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The Longmen Joint Venture contributed its land use right of 21.45 hectares (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB30 million). Pursuant to the agreement, the land was converted into shares valued at approximately $3.1 million (RMB22.7 million), providing the Longmen Joint Venture a 22.76% ownership stake in Tongxing and making it Tongxing’s largest and controlling shareholder. Tongxing has two operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 150,000 metric tons. Its rebar processing facility has an annualized rolling capacity of 300,000 metric tons.

•  Maoming Hengda Steel Group Limited

On June 25, 2008 through our subsidiary Tianjin Qiu Steel Investment, we acquired 99% of Maoming Hengda Steel Group, Limited (“Maoming”) for $7.3 million (approximately RMB 50 million). Maoming’s core business is the production of high-speed wire and rebar, products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province, the facility has two production lines capable of producing 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar annually. The products are sold through nine distributors targeting customers in Guangxi province and the western region of Guangdong province.  Previously, the Maoming facility had been operating at approximately 10% of its capacity due to, we believe, the previous owners corporate focus on matters unrelated to the Maoming facility.

To take advantage of stronger market demand, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from the Maoming facility to the Longmen Joint Venture.

Operating Information Summary by Subsidiaries

	Daqiuzhuang Metal	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming
Annual Production Capacity (metric tons)	400,000	100,000	4.8 million	1 million
Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar	High-speed wire
Main Application	Light agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

Stock listing

           Our stock trades on the NYSE under the ticker symbol “GSI”.

Factors affecting our operating results

Demand for our products:

Overall, domestic economic growth is an important demand driver for our products. Currently, China is experiencing an economic downturn after eight years of record growth.  Nevertheless, according to estimates issued by Hong Kong and Shanghai Banking Cooperation Ltd., HSBC on November 1, 2009, it estimates that China’s economy will still grow by approximately 8.1% in 2009, well above many western developed economies. Industry demand drivers for our products include construction and infrastructure growth, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 11th Five-Year National Economic and Social Development Plan (the “NESDP”)(2006-2010), development of China’s western region is one of the top-five national economic priorities.  Shaanxi, the province where Longmen Joint Venture is located, has been designated as a bridgehead for development into the western region, and Xi’an, the provincial capital, has been designated as a focal point for this development. Our Longmen Joint Venture is 180km from Xi’an and does not have another major competitor within a 250km radius. According to Shaanxi Provincial Development and Reform Commission, total fix assets investment was approximately RMB113billion for the first nine months of 2009, a 71% increase over the same period last year. Major projects include thirty-four new highways, expressways and railways, one new airport, the expansion of the Xi’an airport, two new ring subway systems and seven irrigation reservoirs. We see strong demand for our products driven by these and many other construction and infrastructure projects. We believe that there will be sustained regional demand for several years ahead as the government continues to strengthen its western region development efforts.

At Daqiuzhuang Metal, demand for our hot-rolled sheets previously had been tied to their use in light agricultural vehicles. However, due to over capacity in the market of cold-rolled sheets and a resulting decline of cold-rolled sheet prices, many producers of light agricultural vehicles have replaced our hot-rolled steel sheets with cold-rolled sheets. Demand for our product now comes mainly from smaller manufacturers of metal security doors and wiring cabinets used in housing projects.

At Baotou Steel Pipe Joint Venture, energy sector growth which spurs the need to transport oil and steam drives demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the region.

At Maoming, infrastructure growth and business development drive demand for our construction steel products. Guangdong province serves as an export hub to Southeast Asia and abroad for many products produced in China, and is one of China’s most economically advanced provinces.

Supply of raw materials:

Iron ore

The primary raw materials we use for steel production are iron ore, coke, hot-rolled steel coil and steel billets.  Daqiuzhuang Metal and Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming uses steel billets as its main raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Longmen Joint Venture represents 4.8 million metric tons of our aggregate 6.3 million metric ton annual production capacity.  At Longmen Joint Venture, approximately 90% of the production costs are attributable to the purchase of raw materials, with iron ore being the largest component of the purchase.

According to the China Iron and Steel Association, approximately 60% of the domestic steel industry’s demand for iron ore must be filled by imports. At our Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by Long Steel Group, our joint venture partner), domestic sources and from foreign sources. The Daxigou mine has 300 million metric tons of iron ore reserves. According to the terms of our joint venture agreement with our strategic partner, the Long Steel Group, we have first rights of refusal for sales and development from this mine.

Coke

Coke, produced from metallurgical coal (also known as coking coal), is our second most consumed raw material, after iron ore. It requires approximately 550kg to 600kg of coke to make one metric ton of pig-iron.

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures dependable supply and minimum transportation costs.

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	11.2%	Affiliated company
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	9.6%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	7.4%	Others
Shaanxi Jinhu Industrial and Commercial Co., Ltd.	Iron Ore	2.6%	Others
Yunnan Jingliyuan Industrial Co., Ltd.	Alloy	2.5%	Others
	Total	33.3%

Daqiuzhuang Metal

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Tianjin Hengying Trade Co., Ltd.	Hot-roll coil	56.1%	Related party
Tianjin Dazhan Industrial Co., Ltd.	Hot-roll coil	16.7%	Related party
General Tongyong Qiu Steel Pipe Co., Ltd.	Hot-roll coil	16.2%	Others
Shenghua Xinyuan	Hot-roll coil	6.9%	Others
Tianjin Zhaoliang Trading Co., Ltd.	Hot-roll coil	1.3%	Others
	Total	97.2%

Baotou Steel Pipe Joint Venture

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Shaanxi Xinbang Trading Co., Ltd	Steel coil	46.2%	Others
Tianjin Jinchang I&E Co., Ltd.	Steel coil	12.7%	Others
Tianjin Zhaoliang Trade Co., Ltd.	Steel coil	12.3%	Others
Tianjin Fulida Pipe Co., Ltd.	Steel coil	10.2%	Others
Baotou Xinzhongyuan Trade Co., Ltd.	Steel coil	6.3%	Others
	Total	87.7%

Maoming

Major Suppliers

Name of the Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Maoming Shengze Trading Co., Ltd.	Billet	46.6%	Related party
China Railway Material Commercial Corporation Tianjin Office	Billet	21.8%	Others
Guangxi Shenglong Metallurgy Co., Ltd.	Heavy oil	9.7%	Others
Maoming Zhengmao Develop Co., Ltd.	Billet	1.0%	Others
Maoming Dazhongmao Petrochemical Co., Ltd.	Heavy oil	0.9%	Others
	Total	80.0%

(1) For purposes of the above tables, the term (i) “Affiliated company” refers to our joint venture partners, (ii) “Related party” refers to a company over whose operating policies we can exercise control or significant influence and (iii) “Others” refers to entities that are not related to us and are not an Affiliated party or Related party.

Industry consolidation

It is the central government’s long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020.  In September of this year the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.  Along with this target, the government added new steel making operational and environmental restrictions and tasked ten government agencies with enforcing these measures. In the fourth quarter of 2009, the government plans to issue revised steel industry guidelines which are expected to further strengthen measures to minimize old and inefficient capacity.  We believe the government’s action this year demonstrates increased resolve to bring about industry consolidation.  We see the pace of industry consolidation quickening in the coming years.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data.

	Three months ended			Nine months ended
In thousands	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
	Unaudited	Unaudited		Unaudited	Unaudited
TOTAL REVENUES	$484,752	$411,521	17.8%	$1,216,493	$1,090,116	11.6%
GROSS PROFIT	39,735	-6,347	726.0%	75,155	29,503	154.7%
GROSS PROFIT MARGIN	8.2%	-1.5%	632.5%	6.2%	2.7%	128.3%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,487	12,328	-14.9%	29,219	28,364	3.0%
INCOME (LOSS) FROM OPERATIONS	29,248	-18,675	256.6%	45,936	1,139	3933.0%
Total other income (expense), net	-5,986	31,726	-118.9%	-31,488	-3,188	887.7%
INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	23,262	13,051	78.2%	14,448	-2,049	805.1%
NET INCOME	19,470	15,135	28.6%	7,262	-1,502	583.5%
NET INCOME ATTRIBUTABLE TO GENERAL STEEL	10,382	20,464	-49.3%	-14,159	-1,618	775.1%
EARNINGS PER SHARE
Basic	$0.23	$0.57	-59.6%	$(0.35)	$(0.05)	660.9%
Diluted	$0.22	$0.57	-61.4%	$(0.35)	$(0.05)	660.9%

Sales Revenue

Three months ended September 30, 2009 compared with three months ended September 30, 2008

The following table sets forth sales revenue and volume in metric tons for each of our reporting segments.

SALES REVENUE	Three months ending
	September 30, 2009			September 30, 2008			Change	Change
in thousands	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	Unaudited			Unaudited
Longmen Joint Venture	958	$455,054	94%	535	$355,938	87%	79.1%	27.8%
Maoming	41	$10,271	2%	22	$14,376	3%	86.4%	-28.6%
Daqiuzhuang Metal	29	$14,982	3%	47	$35,631	9%	-38.3%	-58.0%
Baotou Steel Pipe Joint Venture	8	$4,445	1%	15	$5,576	1%	-46.7%	-20.3%
Total	1,036	$484,752	100%	619	$411,521	100%	67.4%	17.8%

Total Sales Revenue for the three months ended September 30, 2009 increased 17.8% to $484.75 million from $411.52 million for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to production volume increases of 79.1% at our Longmen Joint Venture and 86.4% at Maoming, offset by lower average selling prices and production volume declines of 38.3% at Daqiuzhuang Metal and 46.7% at Baotou Steel Pipe Joint Venture.

Longmen Joint Venture - Comprised 94% of third quarter total sales. The 79% production volume increase was fueled by stable demand for construction steel in our addressable markets and increased production capacity from our two new 1,280 cubic meter blast furnaces.

Maoming  - Comprised 2% of third quarter total sales. The 86.4% production volume increase is due to higher factory utilization compared to the same period last year. Maoming was acquired June 25, 2008 and commenced operations in the same month.

Daqiuzhuang Metal – Comprised 3% of third quarter total sales. The 38.3% production volume decrease reflects a drop in demand for hot-rolled sheets. Currently, there is excess cold-rolled sheet production capacity in the market which has driven down the price of cold-rolled sheets.  At lower prices, cold-rolled sheets become a cost-effective alternative for hot-rolled sheets typically used in the production of light agricultural vehicles. Cold-rolled sheets are believed to have superior qualities to hot-rolled sheets.

Baotou Steel Pipe Joint Venture – Comprised 1% of third quarter total sales. The 46.7% volume decrease is due to a large pipe processing order last year which is not present this year.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

The following table sets forth sales revenue and volume in metric tons for each of our reporting segments.

SALES REVENUE	Nine months ending
	September 30, 2009			September 30, 2008			Change	Change
in thousands	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	Unaudited			Unaudited
Longmen Joint Venture	2,451	$1,112,536	92%	1,522	$948,171	87%	61.0%	17.3%
Maoming	160	$54,007	4%	22	$14,376	1%	627.3%	275.7%
Daqiuzhuang Metal	82	$41,559	3%	167	$117,997	11%	-50.9%	-64.8%
Baotou Steel Pipe Joint Venture	17	$8,391	1%	22	$9,572	1%	-22.7%	-12.3%
Total	2,710	1,216,493	100%	1,733	1,090,116	100%	56.4%	11.6%

Sales revenue for the nine months ended September 30, 2009 increased 11.6% to $1.22 billion compared to $1.09 billion for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to production volume increases of 61% at our Longmen Joint Venture and 627.3% at Maoming, offset by lower selling prices and production volume decreases of 50.9% at Daqiuzhuang Metal and 22.7% at Baotou Steel Pipe Joint Venture.

The Sales Revenue increase is also attributed to our Maoming acquisition, which we acquired June 25, 2008. Sales Revenue for the nine months ended September 30, 2009 reflects a full nine months of operations whereas this subsidiary only operated three months during the same period last year.

Gross Profit

Three months ended September 30, 2009 compared with three months ended September 30, 2008

The following table sets forth gross profit and volume in metric tons by each of our reporting segments.

GROSS PROFIT	Three Months Ending
in thousands	September 30, 2009			September 30, 2008			Change %
	unaudited			unaudited
	Volume	Gross profit	Margin %	Volume	Gross profit	Margin %	Gross Profit
Longmen Joint Venture	958	$40,864	8.98%	535	$(6,401)	-1.80%	738.4%
Maoming	41	$(750)	-7.31%	22	$(1,630)	-11.34%	54.0%
Daqiuzhuang Metal	29	$(120)	-0.80%	47	$1,092	3.06%	-111.0%
Baotou Steel Pipe Joint Venture	8	$(259)	-5.86%	15	$592	10.61%	-143.8%
Total	1,036	$39,735	8.20%	619	$(6,347)	-1.54%	726.0%

Gross profit for the three months ended September 30, 2009 increased 726.0% to $39.74 million from a loss of $6.35 million for the same period last year.

Longmen Joint Venture

The Gross Profit Margin of our largest subsidiary, Longmen Joint Venture, improved significantly due to lower raw material prices compared to the same period last year.  Additionally, selling prices trended upward in July and August reaching peaks equal to highs of last year and began descending in September.

Maoming

Although the Gross Profit at Maoming improved by 54%, the Gross Profit of this subsidiary remains at a loss due to low factory utilization and volatile price swings for steel billet, our raw material.

Daqiuzhuang Metal

Daqiuzhuang Metal is experiencing the effects of the global economic slowdown, specifically weak demand and competition from cold-rolled steel sheets has negatively affected our Gross Profit.

Baotou Steel Pipe Joint Venture

At our Baotou Steel Pipe Joint Venture, gross margins have been negatively impacted by volatile raw material prices.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

The following table sets forth gross profit and volume in metric tons for each of our reporting segments.

GROSS PROFIT	Nine Months Ending
in thousands	September 30, 2009			September 30, 2008			Change %
	unaudited			unaudited
	Volume	Gross profit	Margin %	Volume	Gross profit	Margin %	Gross Profit
Longmen Joint Venture	2,451	$80,259	7.21%	1,522	$25,788	2.72%	211.2%
Maoming	160	$(4,323)	-8.00%	22	$(1,631)	-11.34%	165.1%
Daqiuzhuang Metal	82	$(523)	-1.26%	167	$4,718	4.00%	-111.1%
Baotou Steel Pipe Joint Venture	17	$(258)	-3.09%	22	$628	6.56%	-141.1%
Total	2,710	$75,155	6.18%	1,733	$29,503	2.71%	154.7%

Gross profit for the nine months ended September 30, 2009 increased 154.7% to $75.16 million from $29.5 million for the same period last year.

Our significant gross profit increase is due to the increased gross profit at Longmen Joint Venture. Our Longmen Joint Venture makes up 94% of our total revenue and offsets the combined negative gross profit from our smaller subsidiaries.

Selling, General and Administrative Expenses

Three months ended September 30, 2009 compared with three months ended September 30, 2008
In thousands	Three months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$10,487	$12,328	-14.9%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes decreased 14.9% to $10.49 million for the three months ended September 30, 2009, compared to $12.33 million for the same period of 2008. The decrease is mainly due to the new blast furnaces requiring less maintenance expenses.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008
In thousands	Nine months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$29,219	$28,364	3.0%

Selling, general and administrative expenses increased 3% to $29.22 million for the nine months ended September 30, 2009, compared to $28.36 million for the same period of 2008. This minor increase in expenses during a period of 56.4% sales volume increase was achieved by careful cost control measures.

Income from operations

Three months ended September 30, 2009 compared with three months ended September 30, 2008

In thousands	Three months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
INCOME (LOSS) FROM OPERATIONS	$29,248	$-18,675	256.6%

Income from operations for the three months ended September 30, 2009 increased to $29.25 million from a loss of $18.68 million for the same period last year. This was the highest income from operations we have ever recorded for a single quarter.

This result is a due to a combination of the following factors at our Longmen Joint Venture:
•      Efficient business plan execution by management;
•      Increased capacity from our two newly completed 1280 cubic meter blast furnaces;

•      High selling prices in July and August; and
•      Stable raw material prices.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

In thousands	Nine months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
INCOME (LOSS) FROM OPERATIONS	$45,936	1,139	3933.0%

Income from operations for the nine months ended September 30, 2009 increased 3933.0% to $45.94 million from $1.14 million for the same period last year.

Our increase in income from operations for the nine months ending September 2009 compared to the same period last year is primarily due the operating performance of our Longmen Joint Venture.

Other income (expense)

Three months ended September 30, 2009 compared with three months ended September 30, 2008

Total other income (expense) for the three months ended September 30, 2009 was an expense of $5.99 million compared to an income of $31.73 million for the same period last year.

In thousands	Three months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
OTHER INCOME (EXPENSE), NET
Interest income	$826	$646	27.9%
Interest/finance expense	-4,174	-6,872	-39.3%
Change in fair value of derivative liabilities	-616	29,885	102.1%
Gain from debt extinguishment		7,169
Government grant
Income from equity investments	963	-
Other nonoperating income( expense), net	-2,985	898	-432.4%
Total other income (expense), net	$-5,986	$31,726	-118.9%

The difference between the $5.99 million expense for the three months ended September 30, 2009 and the $31.73 million income for the three months ended 2008 is caused by following factors:

•	The 39.3% decrease in interest/finance expense is as a result of more interest expense was capitalized into construction in progress in 2009;
•	Change in fair value of derivative liabilities was a loss of $0.62 million for the three months ended September 30, 2009 compared to a gain of $29.89 million for the same period last year;
•
Gain from debt extinguishment is none for the three months ended September 30, 2009 compared to $7.17 million debt extinguishment at our Maoming facility for the three months ended September 30, 2008; and

•	Other non-operating expense of $2.99 million for the three months ended September 30, 2009 is mainly comprised of costs associated with the disposal of fixed assets at our Longmen Joint Venture.

Change in fair value of derivative liabilities and notes converted make whole expense

These are non-cash item linked to our convertible promissory notes issued December 13, 2007 (“December 2007 Notes”) and accompanying common stock purchase warrants (“December 2007 Warrants”). We used the proceeds from the sale of the December 2007 Notes and the December 2007 Warrants to finance the acquisition of our largest subsidiary, Longmen Joint Venture.

These items are not related to the operational performance of our iron and steel business, but significantly impact our net income and earnings per share.

Change in fair value of derivative liabilities

According to GAAP, our December 2007 Notes with the December 2007 Warrants are considered a derivative and therefore must be “marked to market.”  One of the drivers used to calculate the value of this derivative is stock price. Changes in our stock price cause gains or losses to this income statement item.

Change in fair value of derivative liabilities for the three months ended September 30, 2009 was a loss of $0.62 million compared to a gain of  $29.89 million for the same period last year. The reason of the significant gain for the three months ended September 30, 2008 was due to disruptions in the financial markets causing stock prices globally to drop, including the stock price our company. According to GAAP rules in valuing derivatives, the large drop in our share price required us to record a $29.89 million gain in change in fair value of derivative liabilities.

Notes converted make whole interest

There is a Make Whole Interest Payment clause in our December 2007 Notes. This clause encourages our note holders to convert the December 2007 Notes into our common stock in advance of the note maturity date.  GAAP requires a portion of notes converted make whole interest expense to be capitalized.

As of September 30, 2009, 91.75% of our December 2007 Notes have been converted into our common stock in advance of the note maturity date and only 8.25% of the December 2007 Notes remain outstanding. This expense will no longer be incurred once all the December 2007 Notes have been converted.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

In thousands	Nine months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
OTHER INCOME (EXPENSE), NET
Interest income	$2,468	$2,104	17.3%
Interest/finance expense	(18,422)	(19,149)	-3.8%
Change in fair value of derivative liabilities	(23,228)	4,769	-587.1%
Gain from debt extinguishment	2,932	7,169	-59.1%
Government grant	3,433	-
Income from equity investments	3,661	-
Other nonoperating income( expense), net	(2,332)	1,919	-221.5%
Total other income (expense), net	$(31,488)	$(3,188)	887.7%

The other income (expense) for the nine months ended September 30, 2009 is an expense of $31.49 million compared to expense of $3.19 million for the same period last year.

The difference between the $31.49 million expense for the nine months ended September 30, 2009 and the $3.19 million expense for the three months ended 2008 is caused by following factors:

•	Change in fair value of derivative liabilities was a loss of $23.23 million for the nine months ended September 30, 2009 compared to a gain of $4.77 million for the same period last year;
•
Gain from debt extinguishment is $2.93 million at our Maoming facility for the nine months ended September 30, 2009 compared to $7.17 million debt extinguishment at our Maoming facility for the nine months ended September 30, 2008; and

•
Other non-operating expense $2.33 million for the nine months ended September 30, 2009 is mainly comprised of costs associated with the disposal of fixed assets at our Longmen Joint Venture compared to gain of $1.92 million for the same period last year.

Change in fair value of derivative liabilities and notes converted make whole expense

These are non-cash items linked to our December 2007 Notes along with our December 2007 Warrants. We used the proceeds from the sale of the December 2007 Notes and the December 2007 Warrants to finance the acquisition of our largest subsidiary, Longmen Joint Venture.

For a complete discussion of change in fair value of derivative liabilities and notes converted make whole expense, see the discussion under - Other income (expense) three months ended September 30, 2009 compared with three months ended September 30, 2008.

Change in fair value of derivative liabilities

Change in fair value of derivative liabilities for the nine months ended September 30, 2009 was a loss of $23.23 million compared to a gain of  $4.77 million for the same period last year.

Notes converted make whole expense

December 2007 Notes converted make whole interest for the nine months ended September 30, 2009 was an expense of $2.75 million compared to none for the same period last year.

For the purposes of the above disclosure, the following terms have the definitions set forth below:

•	Interest Income: interest received from deposits held in banks;

•	Interest /finance expense: interest paid on bank loans, on early redemption of Notes Receivables various bank fees;

•	Notes-converted–make-whole expense: non-cash incentive written in our convertible bond agreement for early conversion by our note holders;

•	Change in fair value of derivative liabilities: related to valuation of the conversion features and warrant liabilities of our convertible debt; a non-cash, non-operating item;

•	Gain from debt extinguishment: RMB20 million debt extinguishment by Hengda Group (Not only does the debt extinguishment add to our profitability, it also reduces cash needed to be paid out.);

•
Government grant: To reduce energy consumption and pollutant emissions, Shaanxi Province Development and Reform Commission worked with local industries to eliminate outdated iron and steel production facilities. During first quarter 2009 Longmen Joint Venture received RMB29 million in government incentives for compliance in dismantling two small blast furnaces, less RMB5 million residual book value of the furnaces;

•	Income from equity investments: entities in which we do not have controlling interest and do not consolidate results into our financial statements; and

•	Other non-operating income (expense), net: rental income collected by Daqiuzhuang Metal offset by disposal of obsolete equipment at our Longmen Joint Venture.

For detail regarding the change in fair value of derivative liabilities and the associated convertible note, see note 11 in the financial statement footnotes.

Net income before noncontrolling interest

Three months ended September 30, 2009 compared to three months ended September 30, 2008

In thousands	Three months ended
	September 30, 2009	September 30, 2008	Change %
	Unaudited	Unaudited
Net income before noncontrolling interest	$19,470	$15,135	28.6%

Net Income for the three months ended September 30, 2009 increased 28.6% to $19.47 million from $15.14 million for the same period last year.

For the three months ended September 30, 2009 we had record income from operations of $29.25 million, which was offset by $5.99 million in other expenses, and $3.79 million in taxes.

Nine months ended September 30, 2009 compared to three months ended September 30, 2008

In thousands	Nine months ended
	September 30, 2009	September 30, 2008	Change %
	Unaudited	Unaudited
Net income (loss) before noncontrolling interest	$7,262	$(1,502)	583.5%

Net Income before noncontrolling interest for the nine months ended September 30, 2009 increased to a gain of $7.26 million from a loss of $1.50 million for the same period last year.

For the nine months ended September 30, 2009, we had record income from operations of $45.94 million, which was offset by $31.49 million in other expenses, and $7.19 million in taxes.

Compared to the nine months ended September 30, 2008, we had income from operations of $1.14 million, which was offset by $3.19 million in other expenses, and a gain of $0.55 million in taxes.

Net income attributable to General Steel Holdings, Inc.

Three months ended September 30, 2009 compared with three months ended September 30, 2008

In thousands	Three months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$19,470	$15,135	28.6%
LESS:Net income (loss) attributable to the noncontrolling interest	9,088	-5,329	270.5%
NET INCOME ATTRIBUTABLE TO GENERAL STEEL	$10,382	$20,464	-49.3%

Net income attributable to General Steel Holdings, Inc. for the three months ended September 30, 2009 decreased 49.3% to $10.38 million compared to $20.46 million for the same period of last year.

For the three months ended September 30, 2009 income from operations was $29.25 million of which $9.09 million was distributed to non-controlling interest.

For the three months ended September 30, 2008 loss from operations was $18.68 million of which $5.33 million loss was distributed to non-controlling interest.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

In thousands	Nine months ended
	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$7,262	$-1,502	583.5%
LESS:Net income attributable to the noncontrolling interest	21,421	116	18366.4%
NET (LOSS) ATTRIBUTABLE TO GENERAL STEEL	$-14,159	$-1,618	775.1%

Net loss attributable to General Steel Holdings, Inc. for the nine months ended September 30, 2009 increased 775.1% to a loss of $14.16 million compared to a loss of $1.62 million for the same period of last year.

For the nine months ended September 30, 2009 income from operations was $45.94 million of which $21.42 million was distributed to non-controlling interest.

For the nine months ended September 30, 2008 income from operations was $1.14 million of which $0.12 million was distributed to non-controlling interest.

Earnings per share

Three months ended September 30, 2009 compared with three months ended September 30, 2008

	Three months ended
Earnings per Share	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
NET INCOME ATTRIBUTABLE TO GENERAL STEEL	$10,382	$20,464	-49.3%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	44,973,882	35,687,891	26.0%
Diluted	45,750,152	35,687,891	28.2%

EARNINGS PER SHARE
Basic	$0.23	$0.57	-59.9%
Diluted	$0.22	$0.57	-61.6%

Earnings per share (basic) for the three months ended September 30, 2009 decreased 59.9% to $0.23 per share compared to $0.57 for the same period of last year.

Earnings per share (diluted) for the three months ended September 30, 2009 decreased 61.6% to $0.22 per share compared to $0.57 for the same period of last year.

The primary reasons for the decrease in net income attributable to General Steel Holdings, Inc. is due to change in fair value of derivative liabilities and notes converted make whole expense.

It is important to understand the items – change in fair value of derivative liabilities and notes converted make whole expense to understand our financial statements.

These items are not related to the operational performance of our iron and steel business, but significantly impact our net income and earnings per share.

For a complete discussion of change in fair value of derivative liabilities and notes converted make whole expense, see the discussion under - Other income (expense) three months ended September 30, 2009 compared with three months ended September 30, 2008.

The primary reason for the increase in our total number of shares outstanding is the reduced conversion price of our outstanding convertible promissory notes (and the conversions into common stock resulting there from) and the make whole interest expense paid in shares also associated with the conversions of the convertible promissory notes.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

	Nine months ended
Earnings per Share	September 30, 2009	September 30, 2008	Change %
	unaudited	unaudited
NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL	$(14,159)	$(1,618)	775.1%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	40,295,924	35,157,579	14.6%
Diluted	40,295,924	35,157,579	14.6%

LOSS PER SHARE
Basic	$(0.35)	$(0.05)	660.3%
Diluted	$(0.35)	$(0.05)	660.3%

Loss per share (basic and diluted) for the nine months ended September 30, 2009 increased 660.3% to a loss of $0.35 per share compared to a loss of $0.05 per share for the same period of last year.

The primary reasons for the increase in net loss attributable to General Steel Holdings, Inc. is due to change in fair value of derivative liabilities and notes converted make whole expense.

It is important to understand the items – change in fair value of derivative liabilities and notes converted make whole expense to understand our financial statements.

These items are not related to the operational performance of our iron and steel business, but significantly impact our GAAP net income and earnings per share.

For a complete discussion of change in fair value of derivative liabilities and December 2007 Notes converted make whole interest payment expense, see the discussion under - Other income (expense) three months ended September 30, 2009 compared with three months ended September 30, 2008.

The primary factors for increase in share count are due to conversion of the December 2007 Notes into our common stock and make whole interest expense paid in shares also associated with the December 2007 Notes.

Adjusted Earnings and Earnings per share

The management of General Steel Holdings, Inc. uses non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-recurring items as well as non-cash charges related to our convertible promissory notes issued December 13, 2007.  Our management believes that these non-GAAP adjusted financial measures allow the management to focus on managing business operating performance because these measures reflect the essential operating activities of General Steel Holdings and provide a consistent method of comparison to historical periods. We believe that providing the non-GAAP measures that management uses internally to our investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand General Steel Holding’s financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate our performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, the management of General Steel Holdings, Inc. compensates for these limitations by providing the relevant disclosure of the items excluded.

Specifically, in December 2007 we issued convertible promissory notes (“December 2007 Notes”) and common stock purchase warrants (“December 2007 Warrants”) as part of a private placement financing transaction. The convertible feature of the December 2007 Notes and the December 2007 Warrants are considered a derivative and GAAP requires us to value this derivative using a valuation model linked to our stock price, conversion price and other variables. The period covering the third quarter of 2008 through the third quarter of 2009 has seen our stock price reach a high of $15.15 and a low of $1.84. This wide fluctuation in our stock price has created large derivative gains and losses not correlated to the underlying business of the company. The end result is that derivative gain or loss may impact GAAP Net Income to the extent that GAAP Net Income does not reflect the underlying business of the company.

The following table provides the non-GAAP financial measure and a reconciliation of the non-GAAP measure to the GAAP net income.

Adjusted Earnings and Earnings per share

Three months ended September 30, 2009 compared with three months ended September 30, 2008

ADJUSTED EARNING PER SHARE	Three months ended
	September 30, 2009	September 30, 2008	Change %
	Unaudited	Unaudited
NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL	10,382	20,464	-49.3%
less - Non-operating, non-cash expenses associated with our December 2007 Convertible Bond
Notes converted-make-whole interest	3,700	-
Change in fair value of derivative liabilities	-616	29,885	-102.1%
ADJUSTED NET INCOME (LOSS)	7,298	-9,421	177.5%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	44,973,882	35,687,891	26.0%
Diluted	45,750,152	35,687,891	28.2%
ADJUSTED EARNING (LOSS) PER SHARE
Basic	$0.16	$(0.26)	161.5%
Diluted	$0.16	$(0.26)	161.5%

For the three months ended September 30, 2009, the adjusted net income was $7.3 million, with an adjusted EPS of $0.16 per share. For the three months ended September 30, 2008, the adjusted net loss was $9.42 million, with an adjusted EPS loss of $0.26 per share.

The results of the three month period ended September 30, 2008 illustrate why management uses adjusted earnings and adjusted earnings per share to measure the performance of our business. According to GAAP, valuation of our December 2007 Notes and December 2007 Warrants must be marked-to-market using a formula, which includes our stock price.  The global disruption in the financial markets in the third and fourth quarters of 2008, severely drove down stock prices worldwide. Because our stock price dropped substantially in the quarter ended September 30, 2008, according to GAAP we are required to record a $29.88 million gain in fair value of derivative liabilities for the third quarter of 2008. This allowed us to record the largest quarterly GAAP net income gain in the history of our company.

While GAAP required us to book the largest single quarter GAAP net income gain in the history of our company for third quarter 2008, our operations were losing money and experiencing negative gross margins. The GAAP net income for third quarter of 2008 clearly did not reflect our business operating results. By eliminating the GAAP-required account impact of the non-cash; non-operating expenses associated with our December 2007 Notes, the results better reflect the operating performance of our iron and steel business.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

ADJUSTED EARNING PER SHARE	Nine months ended
	September 30, 2009	September 30, 2008	Change %
	Unaudited	Unaudited
NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL	-14,159	-1,618	775.1%
less - Non-operating, non-cash expenses associated with our December 2007 Convertible Bond
Notes converted-make-whole interest	-2,754
Change in fair value of derivative liabilities	-23,228	4,769	-587.1%
ADJUSTED NET INCOME (LOSS)	11,823	-6,387	285.1%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	40,295,924	35,157,579	14.5%
Diluted	40,295,924	35,157,579	14.5%
ADJUSTED EARNING (LOSS) PER SHARE
Basic	$0.29	$(0.18)	261.1%
Diluted	$0.29	$(0.18)	261.1%

For the nine months ended September 30, 2009 the adjusted net income is $11.82 million and the adjusted EPS is $0.29 per share. For the nine months ended September 30, 2008, the adjusted net loss was $6.39 million, with an adjusted EPS loss of $0.18 per share.

Income taxes

We did not carry on any business and did not maintain any branch office in the United States during the three months ended September 30, 2009 and 2008. Therefore, no provision for withholding or U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

Under the Income Tax Laws of PRC, our subsidiary, Daqiuzhuang Metal, is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.  Daqiuzhuang Metal became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit.  Daqiuzhuang Metal is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of PRC, it is eligible for an income tax rate of 24%.  Therefore, Daqiuzhuang Metal is exempt from income taxes for the years ended December 31, 2005 and 2006 and is entitled to 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2007, 2008 and 2009.

Our subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is accrued at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia and is subject to an effective income tax rate of 25%.

Maoming is located in Guangdong province and subject to an effective income tax rate of 25%.

For the three months ended September 30, 2009, we had a tax expense of $3.79 million and for the nine months ended September 30, 2009 we had a tax expense of $7.19 million.

We have cumulative undistributed earnings of foreign subsidiaries of approximately $23.2 million as of September 30, 2009, is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2009 and 2008, respectively. The net operating loss carry forwards for United States income taxes amounted to $4.9 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2009 was $1.7 million. The net change in the valuation allowance for the nine months ended September 30, 2009 and year ended December 31, 2008 was an increase of $0.7 million and $0.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture and 1% interest in Maoming by another entity.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $14.94 million as of September 30, 2009 compared to $8.33 million on December 31, 2008.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of September 30, 2009, we reserved $0.6 million for bad debt allowance based on our reasonable estimate.

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

Short-term notes payable

As of September 30, 2009, we had $280.13 million in short-term notes payables liabilities, which are secured by restricted cash of $197.58 million and other assets. These are lines of credit extended by banks for a maximum of 6 months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants.

Short-term notes payable are the lowest cost form of financing available in China. We pay zero interest on this type of credit. This is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term loans – banks

As of September 30, 2009, we had $151.05 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see note 8 in our notes of the financial statements.

Convertible Notes

On December 13, 2007, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”) issuing convertible promissory notes in the principal amount of $40 million (“December 2007 Notes”) and 1,154,958 warrants (the “December 2007 Warrants”). The December 2007 Warrants can be exercised to purchase common stock through May 13, 2013 at an exercise price of $13.51 per share, subject to customary anti-dilution adjustments.

The December 2007 Notes bear initial interest at 3% per annum, which will be increased each year as specified in the December 2007 Notes, payable semi-annually in cash or shares of our common stock. The December 2007 Notes have a five year term through December 12, 2012. They are convertible into shares of the common stock, subject to customary anti-dilution adjustments. The initial conversion price was $12.47.  We may redeem the December 2007 Notes at 100% of the principal amount, plus any accrued and unpaid interest, beginning December 13, 2008, provided the market price of the common stock is at least 150% of the then applicable conversion price for 30 consecutive trading days prior to the redemption.

The December 2007 Notes are secured by a first priority, perfected security interest in certain shares of common stock of Zuosheng Yu, as evidenced by a pledge agreement. The December 2007 Notes are subject to events of default customary for convertible securities and for a secured financing.

The December 2007 Warrants grant the Buyers the right to acquire shares of common stock at $13.51 per share, subject to customary anti-dilution adjustments. The December 2007 Warrants may be exercised at any time on or after May 13, 2008 until May 13, 2013, the expiration date of the December 2007 Warrants.  In connection with this transaction, our Company and the Buyers entered into a registration rights agreement whereby we agreed to register within 60 calendar days common stock issuable to the Buyers for resale on a registration statement to be effective by 90 calendar days or 120 days if the registration statement is subject to a full review by the U.S. Securities and Exchange Commission.  We were required to register at least 120% of the sum of shares issuable upon conversion of the December 2007 Notes, the exercise of the December 2007 Warrants and the payment of interest accrued on the December 2007 Notes. The registration rights are subject to customary exceptions and qualifications and compliance with certain registration procedures. We were required to file the registration statement on February 11, 2008. We filed the registration statement on February 13, 2008, which was two days after the required filing date. We reached an agreement with all note holders to waive the related penalty of $0.4 million.

In connection with this transaction, our Company and Zuo Sheng Yu, the Chief Executive Officer, and Victory New Holding Limited entered into a voting agreement (the “Voting Agreement”), pursuant to which such shareholders agree to vote in favor of the approval of this transaction. Certain of our management members also entered into a lock-up agreement with us pursuant to which each of such management members agrees not to sell or offer to sell the Common Stock held by such a management member for one year after the initial effective date of the resale Form S-3 Registration Statement described above.

According to the terms of the December 2007 Notes, on May 7, 2009 the conversion price of $12.47 was reset to the market price, which is defined as the lower of $12.47 or the average of the weighted average price of our common stock for 30 consecutive days preceding May 7, 2009.  This resulted in the conversion price being reset to $4.2511.

As of September 30, 2009, $36.7 million of December 2007 Notes debt have been converted to equity. Such conversion has reduced our debt and increased our public float.

Considering the proceeds from the sale of the December 2007 Notes and December 2007 Warrants were used to purchase our controlling interest in the Longmen Joint Venture (which provides approximately 90% of our total revenue), this financing played an important role in executing our growth strategy. The acquisition of Longmen Joint Venture was transformational to our company.

Cash-flow

Operating activities

Net cash used by operating activities for the nine months ended September 30, 2009 was $5.38 million compared to cash provided in operating activities of $83.46 million in the same period of 2008. This change was mainly due to the combination of the following factors:

•
Cash inflow after the adjustments of some non-cash items to the net income such as depreciation and amortization, (Gain) Loss from debt extinguishment, (Gain) Loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, Change in fair value of derivative instrument, make whole expense on note conversion, income from investment and deferred tax assets, totaled of $53.44 million;

•
Cash outflow resulting from accounts receivable, accounts receivables-related parties, inventory, advance on inventory purchase-related parties, prepaid expense, other payable-related parties, taxes payable and dividend payable, which was $192.26 million, compared to the same period last year an outflow of $142.94 million. The increase of $49.32 million is mainly due to inventory; and

•
Cash inflow due to the increase in note receivable, other receivables, other receivables-related parties, dividend receivables, advance on inventory purchases, other receivables, accounts payable, accounts payable-related parties, other payable, accrued liabilities, customer deposits and customer deposits-related parties totaled of $133.44 million compared to the same period last year an inflow of $218.89 million. The decrease of $85.45 million is mainly due to decrease in customer deposits and accounts payable.

Investing activities

Net cash used in investing activities was $70.9 million for the nine months ended September 30, 2009 compared to $150.26 million used in the same period of 2008. This reduction in cash outflow is mainly to increase in deposits due to sales representatives and reduction of equipment purchases.

Financing activities

Net cash provided by financing activities was $115.6 million for the nine months ended September 30, 2009 compared to $39.4 million in the same period of 2008.

Shelf Registration SEC Form S-3

On October 22, 2009, the SEC declared effective our shelf registration statement SEC Form S-3, which is effective for a term of three years.

We may from time to time sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings, for an aggregate offering price of up to $60 million. We may sell the securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

Each time we offer securities under our Form S-3 shelf registration statement, we will provide a prospectus supplement containing more specific information about the particular offering and attach it to this prospectus. The prospectus supplements may also add, update or change information contained in this prospectus. The Form S-3 shelf registration statement may not be used to offer or sell securities without a prospectus supplement which includes a description of the method of sale and terms of the offering.

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

Compliance with environmental laws and regulations

Longmen Joint Venture:

Since 2002, our joint venture partner, Long Steel Group, has invested $76 million (RMB580 million) in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste.  In 2005, it received ISO 14001 certification for its overall environmental management system.  Long Steel Group has received several awards from the Shaanxi provincial government for its increasing effort in environmental protection.

Long Steel Group has spent more than $4.3 million (RMB33 million) on a comprehensive waste water recycling and water treatment system. The 2,000m3/h treatment capacity system was implemented at the end of 2005. In the first quarter of 2009, new water consumption per metric ton of steel produced was 1.1 metric ton.

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

Off-balance sheet arrangements

There were no off-balance sheet arrangements in the third quarter of 2009.

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

Revenue recognition

The Company follows the generally accepted accounting principles regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in our financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and convertible notes. Actual results could differ from these estimates.

Derivative Instruments

We entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the Agreement, we agreed to sell to the Buyers (i) senior convertible notes in the aggregate principal amount of $40 million (“December 2007 Notes”) and (ii) warrants to purchase an additional aggregate amount of 1,154,958 shares of Common Stock of our Company (the “December 2007 Warrants”). Both the December 2007 Warrants and the conversion option embedded in the December 2007 Notes meet the definition of a derivative instrument as per the accounting standard for accounting for derivative instruments and hedging activities. Therefore these instruments are accounted for as derivative liabilities and periodically marked-to-market. The change in the value of the derivative liabilities is charged against or credited to income.

Financial instruments

The accounting standard regarding “Disclosures about fair value of financial instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by us. We consider the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, we concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination and repayment and their stated interest rate approximates current rates available.

We also analyze all financial instruments with features of both liabilities and equity under the accounting standard establishing, “accounting for certain financial instruments with characteristics of both liabilities and equity,” the accounting standard regarding “accounting for derivative instruments and hedging activities” and “accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.” Additionally, we analyze registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under accounting standard establishing “accounting for registration payment arrangements.”

Fair value measurements

The accounting standards regarding fair value of financial instruments and related fair value measurement defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The three levels are defined as follow:

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

Our investment in unconsolidated subsidiaries amounted to $17.64 million as of September 30, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, we then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that we contributed and income from investment. The carrying value of the long term investments approximated the fair value as of September 30, 2009.

In 2007, the conversion feature on the December 2007 Notes, as well as the December 2007 Warrants issued in conjunction with the December 2007 Notes are carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of September 30, 2009, the outstanding principal amounted to $3.3 million, and the carrying value of the December 2007 Notes amounted to $0.9 million. We used Level 3 inputs for our valuation methodology for the December 2007 Notes, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The December 2007 Warrants and their conversion feature are valued by using level 2 inputs to the Binomial Model and determined that the fair value amounted to approximately $4.9 million due to the decrease in our common stock price.

 Noncontrolling interest

Effective January 1, 2009, we adopted generally accepted accounting principals regarding noncontrolling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption of this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

As a result, we reclassified noncontrolling interests in the amounts of $72.5 million and $54.3 million from the mezzanine section to equity in the September 30, 2009 and December 31, 2008 balance sheets, respectively.

New Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on our consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. We adopted this accounting standard, but it did not have a material impact on our consolidated financial statements.

In April 2009, the Financial Accounting Standards Board issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. We adopted this accounting standard, but it did not have a material impact on the disclosures related to our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and we do not expect this standard to have a material effect on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. We are currently evaluating the impact of this ASU on our consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

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

The following tables summarize our contractual obligations as of September 30, 2009 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years		4- 5 years
	Dollars amounts in thousands
Bank loans (1)	$151,050	$151,050	$		$
Notes payable	280,134	280,134
Deposits due to sales representatives	39,286	39,286
Lease with Bao Gang	726	264		462
Blast Furnace construction	19,278	19,278
Convertible notes ( Principal plus Interest )	4,225	217		639		3,369
Total	$494,699	$490,229		$1,101		$3,369

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

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Ventures, Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $1.3 million decrease to income.

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

We continue to undertake steps to strengthen our controls over accounting, including:
•	Increasing preparation and review on related party transactions;
•	Hiring more staff accountants who have appropriate knowledge about the U.S. financial reporting requirements;
•	Enhancing job responsibilities and procedures for staff at all levels; and
•	Strengthening communications between senior management and subsidiary level management.

Our material weaknesses in controls over accounting will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and our independent registered public accounting firm conclude that these controls are operating effectively. Due to the nature of and time necessary to effectively remediate the material weaknesses identified to date, we have concluded that material weaknesses in our internal control over reclassification and elimination of related party transactions continues to exist as of September 30, 2009.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions; in the aggregate will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the descriptions of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for our fiscal period ended June 30, 2009.  The following factors should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I—Note Regarding Forward Looking Statements.”

Our business, financial condition and results of operations are subject to various risks, including those discussed below, which may affect the value of our securities.

Risks Related to Our Business

We face substantial competition which, among other things, may lead to price pressure and adversely affect our sales.

We compete with other market players on the basis of product quality, responsiveness to customer needs and price. There are two types of steel and iron companies in China: state-owned enterprises (“SOEs”) and privately owned companies.

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

Our continued growth is dependent upon our ability to raise additional capital from outside sources. Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting SOE steel companies and selected entities with outstanding potential. Our growth strategy will require us to obtain additional financing through capital markets. In the future, we may be unable to obtain the necessary financing on a timely basis and on favorable terms, and our failure to do so may weaken our financial position, reduce our competitiveness, limit our growth and reduce our profitability. Our ability to obtain acceptable financing at any given time may depend on a number of factors, including:

• Our financial condition and results of operations,

• The condition of the PRC economy and the industry sectors in which we operate, and

•  Conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended September 30, 2009, approximately 27% of our sales were to five customers. For the nine months ended September 30, 2009, approximately 20% of our sales were to five customers. These customers accounted for 24% of total account receivables as of September 30, 2009.  We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

According to the survey conducted by China Iron and Steel Association, there are more than 1,100 steel companies in China. Among those, only 25 companies have over 5 million metric tons of production capacity. Each steel company has its own production plan. The Chinese government posted a new guidance on the steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current situation of overproduction may not be solved by these measures posted by the Chinese government. If the current state of overproduction continues, our product shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may eventually decrease our profitability.

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

We have no operations independent of those of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture, Longmen Joint Venture and Maoming, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture, Longmen Joint Venture and Maoming and we will be subject to the financial, business and other factors affecting them as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

Since 1994, China pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of September 30, 2009, the exchange rate of the Renminbi to the U.S. dollar was 6.82 yuan to 1 dollar.

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

Our officers, directors and affiliates beneficially own approximately 46.3% of our common stock. Mr. Zuosheng Yu, our major shareholder, beneficially owns approximately 45.9% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

Shares of our common stock are issuable upon conversion of approximately $40 million worth of the senior convertible notes and warrants to purchase common stock issued in connection with such notes.  The notes and warrants were issued in December 2007.  The senior convertible notes were initially convertible into 4,170,009 shares of our common stock based on a conversion price of $12.47 per share and applicable interest rates.  Upon the exercise of the warrants, an additional aggregate amount of 1,154,958 shares of our common stock is issuable based upon the current exercise price of $13.51 per share.  The senior convertible notes have a five year term through December 12, 2012, and the warrants are exercisable from May 13, 2008, to May 13, 2013.  The conversion price of the notes and the exercise price of the warrants (and shares issuable under the warrants) are each subject to adjustment under certain customary circumstances, including, among others, if the sale price of securities issued by us in subsequent offerings is less than the conversion or exercise prices then in effect.  In accordance with the terms of the notes, the conversion price was adjusted and reset to $4.2511, being the market price on May 7, 2009.  This adjustment was required if the conversion price exceeded the market price (as determined in accordance with the notes) on May 7, 2009.   As of September 30, 2009, approximately $36.7 million of the convertible notes had been converted, resulting in the issuance of 9,578,518 shares of our common stock.  The issuance of shares of our common stock upon conversion of the notes and exercise of the warrants (including any increased amount of shares following any reductions in conversion or exercise prices) will dilute current shareholders’ holdings in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Conversion of Senior Convertible Notes

Since May 7, 2009, we have issued 8,841,250 shares of common stock to holders of our outstanding senior convertible notes issued in the private placement in December 2007 (“December 2007 Notes”).  Such issuances have been made as a result of conversion of approximately $29.95 million of the December 2007 Notes and related accrued interest.  We did not otherwise receive any consideration or proceeds as a result of such conversions.  6,504,354 of these shares of common stock were issued as a result of conversions completed in the fiscal quarter ended June 30, 2009 and the remaining 2,336,896 shares were issued as a result of conversions completed in the fiscal quarter ended September 30, 2009.  As of September 30, 2009, approximately $3.3 million in December 2007 Notes remained outstanding and subject to conversion. The conversion rate for such conversions was $4.2511 per share. The foregoing issuances were made in reliance upon an exemption from registration requirements of the Securities Act afforded by Sections 3(a)(9) and 4(2) of the Securities Act for exchanges of securities and offers and sales of securities that do not involve a public offering.

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

General Steel Holdings, Inc.

Date: November 9, 2009	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: November 9, 2009	By: /s/ John Chen
John Chen
Director and Chief Financial Officer