Form 10-K
period 2009-12-31
GENERAL STEEL HOLDINGS INC
filed 2010-03-16
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33717

General Steel Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	41-2079252
(State of Incorporation)	(I.R.S. Employer Identification Number)

Kuntai International Mansion Building, Suite 2315 Yi No. 12 Chaoyangmenwai Avenue, Chaoyang District, Beijing, China	100020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number: +86 (10) 5879-7346

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $85 million.  General Steel has no non-voting common equity.

The number of shares outstanding of capital stock as of March 15, 2010 was 51,618,595.

Documents Incorporated by Reference:

The information called for by Part III is incorporated by reference to the Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant which will be filed with the Securities and Exchange Commission not later than April 30, 2010.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.

Overview

Our company was incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products including: reinforced bars (“rebar”), hot-rolled carbon and silicon sheets, spiral-weld pipes and high-speed wire. Our aggregate annual production capacity of steel products is 6.3 million metric tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are an overall driver for all our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in China.

Our mission is to acquire Chinese steel companies and increase their profitability and efficiencies with the application of  western management practices and advanced production technologies, and  the infusion of capital resources.

Our strategy is to grow through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy in acquiring controlling interest positions in three joint ventures. Our business currently operates through four steel-related subsidiaries and we are actively pursuing a plan to acquire additional assets.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “company”, “we”, “our” and “us” refer to General Steel Holdings, Inc.

Steel Related Subsidiaries

We presently have controlling interests in four steel-related subsidiaries:

•	Tianjin Daqiuzhuang Metal Sheet Co., Ltd.;
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited;
•	Shaanxi Longmen Iron and Steel Co., Ltd.; and
•	Maoming Hengda Steel Group, Ltd.

• Tianjin Daqiuzhuang Metal Sheet Co., Ltd.

Tianjin Daqiuzhuang  Metal Sheet Co., Ltd. ("Daqiuzhuang Metal") started operations in 1988. Daqiuzhuang Metal’s core business is manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in the production of small agricultural vehicles and other specialty markets.

Daqiuzhuang Metal has ten steel sheet production lines capable of processing approximately 400,000 metric tons of 0.75mm to 2.0mm hot-rolled steel sheets per year. Products are sold through a nation-wide network of 35 distributors and three regional sales offices.

Daqiuzhuang Metal uses a traditional rolling mill production sequence, including heating, rolling, cutting, annealing, and flattening to process and cut coil segments into steel sheets which have a length of approximately 2,000mm; a width of approximately 1,000mm, and a thickness ranging from 0.75mm to 2.0mm. Limited size adjustments can be made to meet order requirements. Products sell under the registered “Qiu Steel” brand name.

On May 14, 2009, Daqiuzhuang Metal changed its official name from “Tianjin Daqiuzhuang Metal Sheet Co., Ltd.” to “General Steel (China) Co., Ltd.” to better reflect its role as a merger and acquisition platform for steel company investments in China.  In some instances, we retain the use of the name Daqiuzhuang Metal for brand recognition purposes within the industry.

By the end of March 2010, we expect to finalize the lease of our Daqiuzhuang facility and operation to the facility’s current general manager.  Changing the business model of this facility from a direct operations model to a leased operations model will allow us to reduce overhead costs and provide a steady revenue stream in the form of fixed monthly lease revenue.  We will disclose specific terms of the lease agreement when we sign the definitive agreement.

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.

On April 27, 2007, Daqiuzhuang Metal and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement amending the Joint Venture Agreement entered into on September 28, 2005 to increase Daqiuzhuang Metal's ownership interest in the related joint venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a Chinese limited liability company (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from government authorities in China on May 25, 2007, and started its normal operations in July 2007. Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes used mainly in the energy sector primarily to transport oil and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

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

Longmen Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002. Longmen Group operates as a fully-integrated steel production facility.  Less than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, the Longmen Joint Venture has four branch offices, six subsidiaries under direct control and six entities in which it has a non-controlling interest.  It employs approximately 6,317 full-time workers.  In addition to steel production, the Longmen Joint Venture operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province. Changlong Branch owns 154 vehicles and provides transportation services exclusively to the Longmen Joint Venture.

Coke Operation: Longmen Joint Venture owns 22.76% of Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Located in Hancheng city, Shaanxi province, Tongxing produces second grade coke used as part the fuel for our blast furnaces.  Its annualized coke production capacity is 200,000 metric tons.  Tongxing sells all of its output to Longmen Joint Venture.

Longmen Joint Venture does not own iron pelletizing facilities.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 180km from the Longmen Joint Venture’s main steel production site. Currently, we estimate we have an approximate 72% share of the Xi’an market for rebar.

An established regional network of approximately 100 distributors and four sales offices sell the Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong,” which enjoys strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

On September 24, 2007, Longmen Joint Venture acquired a controlling interest in two subsidiaries of Longmen Group: Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”) and Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”).

The Longmen Joint Venture entered into an equity transfer agreement with Longmen Group to acquire its 74.92% ownership interest in Longmen EPID. The Longmen Joint Venture paid $2.4 million (RMB18 million) in exchange for the ownership interest. The facility utilizes solid waste generated from the steel making process to produce landscape blocks, tiles, curb tops and ornamental tiles.

At the same time, the Longmen Joint Venture also entered into a second equity transfer agreement with the Longmen Group to acquire its 36% ownership interest in its subsidiary, Hualong. The Longmen Joint Venture paid $430,000 (RMB3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. The facility produces fire-retardant materials used in various steel making processes.

On January 11, 2008, the Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). The Longmen Joint Venture contributed its land use right of 21.45 hectares (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB30 million). Pursuant to the agreement, the land was exchanged for shares of Tongxing valued at approximately $3.1 million (RMB22.7 million), giving the Longmen Joint Venture a 22.76% ownership stake in Tongxing and making it Tongxing’s largest shareholder. Tongxing has two operating areas: coking coal production and rebar processing. Its coking coal operations have an annual production capacity of 200,000 metric tons. Its rebar processing facility has an annualized rolling capacity of 300,000 metric tons.

•  Maoming Hengda Steel Group Limited

On June 25, 2008, through our subsidiary Qiu Steel Investment, we paid approximately $7.1 million (RMB50 million) in cash, to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming”).  The total registered capital of Maoming is approximately $77.8 million (RMB544.6 million).

Maoming’s core business is the production of high-speed wire and rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province, the Maoming facility has two production lines capable of producing 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar annually. The products are sold through nine distributors targeting customers in Guangxi province and the western region of Guangdong province.  Previously, the Maoming facility had been operating at approximately 10% of its capacity which we believe was the result of the previous owners focus on matters unrelated to the Maoming facility.

To take advantage of stronger market demand in Shaanxi, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from the Maoming facility to the Longmen Joint Venture. In 2010, we intend to relocate the 1,000,000 metric ton capacity high-speed wire production line from the Maoming facility to the Longmen Joint Venture. We intend to install a new 400,000 metric ton capacity rebar line to operate in the Maoming facility.

Operating Information Summary by Subsidiaries

	Daqiuzhuang Metal	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming

Annual Production Capacity (metric tons)	400,000	100,000	4.8 million	1 million

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	High-speed wire

Main Application	Light agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

Marketing and Customers

We sell our products primarily to distributors, typically collecting payment from these distributors in advance. Our marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality and believe that these requirements as well as product planning are critical factors in our ability to serve this segment of the market.

Demand for our products

Overall, domestic economic growth is an important demand driver of our products, especially construction and infrastructure projects, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi province, where Longmen Joint Venture is located, has been designated as a focal point for development into the western region, and Xi’an, the provincial capital, has been designated as a focal point for this development. Our Longmen Joint Venture is 180 km from Xi’an and does not have a major competitor within a 250 km radius. According to the information released by the Shaanxi Provincial Development and Reform Commission, total fixed assets investment for Shaanxi province was approximately RMB 113 billion for the year ended December 31, 2009, a 71% increase over the same period last year. There are 139 construction and infrastructure projects scheduled to begin in the province in 2010. Some of the major projects include: nine new railways, one new airport, expansion of the Xi’an airport, two new ring subway systems and 4 new dams. We anticipate strong demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years as the government continues to drive western region development efforts.

At Daqiuzhuang Metal, demand for hot-rolled sheets previously had been tied to their use in light agricultural vehicles. However, due to over capacity in the market of cold-rolled sheets and a resulting decline of cold-rolled sheet price, many producers of light agricultural vehicles have replaced our hot-rolled steel sheets with cold-rolled sheets. Demand for our product now comes mainly from smaller manufactures of metal security doors and wiring cabinets used in housing projects.

At Baotou Steel Pipe Joint Venture, energy sector growth, which spurs the need to transport oil, natural gas and steam, drives demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the Inner Mongolia Autonomous Region.

At Maoming, infrastructure growth and business development in Maoming city, the surrounding Guangdong cities and the western region of Guangxi province drive demand for our construction steel products. As a second tier city, the industrialization and urbanization of Maoming is one of the focal points of economic development in the west Guangdong province.

Supply of raw materials

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

Longmen Joint Venture accounts for 4.8 million metric tons of our aggregate 6.3 million metric tons annual production capacity. At Longmen Joint Venture, approximately 90% of production costs associated with is raw materials, with iron ore being the largest component.

According to the China Iron and Steel Association, approximately, 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by Longmen Group, our partner in the Longmen Joint Venture), surrounding local mines and from abroad. The Daxigou mine has 300 million metric tons of proven iron ore reserves. According to the terms of our Longmen Joint Venture Agreement with the Longmen Group, we have first rights of refusal for sales from the mine and for its development. We presently purchase all of the production from this mine.

Coke

Coke, produced from metallurgical coal (also known as coking coal), is our second most consumed raw material, after iron ore. It requires approximately 550kg to 600kg of coke to make one metric ton of crude steel.

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures dependable supply and minimum transportation costs.

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	21.4%	Related party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.1%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	7.9%	Others
Yunnan Jinliyuan Co., Ltd.	Alloy	2.8%	Others
Beijing Daishang Co., Ltd.	Iron Ore	2.4%	Related party
	Total	45.6%

Daqiuzhuang Metal

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Tianjin Hengying Trade Co., Ltd.	Hot-roll coil	60.1%	Related party
General Tongyong Qiu Steel Pipe Co., Ltd.	Hot-roll coil	17.4%	Related party
Tianjin Dazhan Industrial Co., Ltd.	Hot-roll coil	12.4%	Related party
Shenghua Xinyuan	Hot-roll coil	4.9%	Others
Tianjin Shengze Industrial Co., Ltd.	Hot-roll coil	3.0%	Others
	Total	97.8%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Shaanxi Xinbang Trading Co., Ltd	Steel coil	38.2%	Others
Tianjin Jinchang I&E Co., Ltd.	Steel coil	14.1%	Others
Baotou Weifengda Trading Co., Ltd	Steel coil	10.5%	Others
Tianjin Fulida Pipe Co., Ltd.	Steel coil	9.9%	Others
Tianjin Zhaoliang Trade Co., Ltd.	Steel coil	8.7%	Others
	Total	81.4%

Maoming

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Maoming Shengze Trading Co., Ltd.	Billet	63.3%	Related party
China Railway Material Commercial Corporation Tianjin Office	Billet	22.4%	Others
Guangxi Shenglong Metallurgy Co., Ltd.	Heavy oil	10.0%	Others
Maoming Dazhongmao Petrochem Co., Ltd.	Billet	2.3%	Others
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	1.1%	Others
	Total	99.1%

Industry consolidation

The central government has a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020.  In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.  Along with this target, the government added new steel making operational and environmental restrictions and tasked ten government agencies with enforcing these measures. In 2010, the government plans to issue revised steel industry guidelines which are expected to further strengthen measures to minimize old and inefficient steel producing.  We believe the government’s action this year demonstrates increased resolve to bring about industry consolidation.  We see the pace of industry consolidation quickening in the coming years.

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

“Yu Long” is the registered trademark under which we sell rebar and high-speed wire products produced in Longmen Joint Venture. The trademark is registered under the ISO9001:2000 international quality standard.

“Heng Da” is the registered trademark under which we sell high-speed wire and rebar products produced at our Maoming facility. The trademark is registered under the ISO9001:2000 international quality standard.

Employees

As of December 31, 2009, we had approximately 7,067 full-time employees.

ITEM 1A. RISK FACTORS.

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

Disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flow and could cause the market price of our common shares to decline.

The current deep and potentially prolonged global recession that began in the United States in December 2007 has, since the beginning of the third quarter of 2008, had a material adverse effect on demand for our products and consequently the results of our operations, financial condition and cash flows. In mid-February 2009, the Federal Reserve warned that the United States economy faces an “unusually gradual and prolonged” period of recovery from this deep, recessionary period.

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

The uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide. Major market disruptions, the current adverse changes in global market conditions, and the regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow funds as needed. The current market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers.  As of December 31, 2009, approximately 29% of our sales were to five customers. These customers accounted for 0% of total account receivables as of December 31, 2009.  We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by an excess in the world supply, which has led to substantial price decreases during periods of economic weakness. Future economic downturns could decrease the demand for our products. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron-ore and steel coil.

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

According to the China Iron and Steel Association, there are approximately 1,100 steel companies in China. Each steel company has its own production plan. The Chinese government released new guidance on the steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current overproduction may not be solved by these measures enacted by the Chinese government. If the current overproduction continues, our product shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may decrease our profitability.

Disruptions to our manufacturing processes could adversely affect our operations, customer service and financial results.

Steel manufacturing processes are dependent on critical steel-making equipment, such as furnaces, continuous casters, rolling mills and electrical equipment (such as transformers), and such equipment may become temporarily inoperable as a result of unanticipated malfunctions or other events, such as fires or furnace breakdowns. Although our manufacturing plants have not experienced plant shutdowns or periods of reduced production as a result of such equipment failures or other events, we may experience such problems in the future. To the extent that lost production as a result of such a disruption could not be recovered by unaffected facilities, such disruptions could have an adverse effect on our operations, customer service and financial results.

Because we are a holding company with substantially all of our operations conducted through our subsidiaries, our performance will be affected by the performance of such subsidiaries.

We have no operations other than Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture, Longmen Joint Venture and Maoming, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of Daqiuzhuang Metal, Baotou Steel Pipe Joint Venture, Longmen Joint Venture and Maoming and we will be subject to the financial, business and other factors affecting them as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

We have various financing facilities which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties in repaying or refinancing such loans on time and may face severe difficulties in our operations and financial position.

We rely on Mr. Zuosheng Yu for important business leadership.

We depend, to a large extent, on the abilities and operations of our current management team. However, we have a particular reliance upon Mr. Zuosheng Yu, our Chairman, Chief Executive Officer and significant shareholder, for the direction of our business and leadership in our growth effort. The loss of the services of Mr. Yu, for any reason, may have a material adverse effect on our business and prospects. We cannot guarantee that Mr. Yu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Yu in a timely basis.

There have been historical deficiencies with our internal controls which require further improvements, and we are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our stock.

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

The economy of China is transitioning from a planned economy to a market oriented economy, subject to five-year and annual plans adopted by the government that set down national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of a market economy under socialism. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. A change in policies by the Chinese government could adversely affect our interests through, among other factors: changes in laws; regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion; imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, the Chinese government may significantly alter such policies, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social climate.

The Chinese laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation, we could be subject to sanctions. In addition, any changes in such Chinese laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under Chinese laws, and as a result, we are required to comply with certain Chinese laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the Chinese authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or may encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of current or future Chinese laws or regulations.

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

While the Chinese economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such policy can lead to a slowing of economic growth.

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

Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to our detriment. Conducting our business might become more difficult or costly due to changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises. In addition, nationalization or expropriation could result in the total loss of our investments in China.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has recently implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy may negatively affect our business operations, results of operations and our financial condition.

Governmental control of currency conversion may cause the value of your investment in our common stock to decrease.

The Chinese government imposes controls on the conversion of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from China’s State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

Since 1994, China pegged the value of the Renminbi to the U.S. dollar. We do not believe that this policy has affected our business. However, there have been indications that the Chinese government may be reconsidering its monetary policy in light of the overall devaluation of the U.S. dollar against the Euro and other currencies during the last two years. In July 2005, the Chinese government revalued the Renminbi by 2.1% against the U.S. dollar, moving from Renminbi 8.28 to Renminbi 8.11 per dollar. If the pegging of the Renminbi to the U.S. dollar is loosened, we anticipate that the value of the Renminbi will appreciate against the dollar with the consequences discussed above. As of December 31, 2009, the exchange rate of the Renminbi to the U.S. dollar was 6.82 yuan to 1 dollar.

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

The Chinese legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedent. Since 1979, China’s legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, China has not developed a fully integrated legal system and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involves uncertainties. In addition, published government policies and internal rules may have retroactive effects and, in some cases, the policies and rules are not published at all. As a result, we may be unaware of our violation of these policies and rules until some time later. The laws of China govern our contractual arrangements with our affiliated entities and the enforcement of these contracts and the interpretation of the laws governing these relationships are subject to uncertainty.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 41.3% of our common stock. Mr. Zuosheng Yu, our major stockholder, beneficially owns approximately 40.9% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

Investors may experience dilution from any conversion of the senior convertible notes or exercise of warrants we issued in December 2007 and December 2009.

Shares of our common stock are issuable upon conversion of senior convertible notes and warrants to purchase common stock issued in a private placement that closed  on December 13, 2007.  The senior convertible notes were initially convertible into 4,170,009 shares of our common stock based on a conversion price of $12.47 per share and applicable interest rates.   Prior to the adjustments described below, upon the exercise of the warrants, an additional aggregate amount of 1,154,958 shares of our common stock were issuable based upon the then exercise price of $13.51 per share.  The senior convertible notes have a five year term through December 12, 2012, and the warrants are exercisable from May 13, 2008, to May 13, 2013.  The conversion price of the notes and the exercise price of the warrants (and the number of shares issuable under the warrants) are each subject to adjustment under certain customary circumstances, including, among others, if the sale price of securities issued by us in subsequent offerings is less than the conversion or exercise prices then in effect.  The conversion price of the notes was adjusted and reset to $4.2511, the market price (as defined in the notes) on May 7, 2009.  As of December 31, 2009, approximately $36.7 million of the convertible notes had been converted, resulting in the issuance of 9,578,518 shares of our common stock.    As discussed below, the warrants have been adjusted such that upon their exercise, an aggregate of 3,900,871 shares of our common stock  are now issuable based upon the  current adjusted exercise price of $5.00 per share.

In addition to the notes and warrants issued in December 2007, we issued 5,555,556 shares of our common stock and warrants to purchase 2,777,778 shares of our common stock in a registered direct offering that closed on December 30, 2009.  The warrants issued as part of the December 2009 transaction are exercisable beginning six months from the date of issuance for a period of two years from the initial exercise date, and carry an initial exercise price per share equal to $5.00. Certain anti-dilution adjustment provisions contained in the warrants issued in 2007 may have been triggered by the December 2009 transaction.  Rather than giving full effect to the anti-dilution provisions, we entered into warrant reset agreements with investors from our December 2007 financing whereby the aggregate number of shares of common stock issuable upon exercise of the warrants issued in the December 2007 transaction is increased from 1,154,958 shares to 3,900,871 shares, and the exercise price of the December 2007 Warrants was reduced from $13.51 per share to $5.00 per share.

The issuance of shares of our common stock upon conversion of the notes which remain outstanding and exercise of any of our outstanding warrants (including any increased amount of shares that may be issued in the future because of reductions in exercise price and conversion price) will dilute our current shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

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

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	42 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	42 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	Ying Fong Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	42 years

Baotou Steel Pipe Joint Venture

The properties of Baotou Steel Pipe Joint Venture consist of our production and administrative sites located on the main production campus of the Baotou Steel Pipe Joint Venture located in Baotou, Inner Mongolia Autonomous Region. The land is leased from Baotou Iron and Steel Group Co., Ltd., our strategic partner in the Baotou Steel Pipe Joint Venture.

Longmen Joint Venture

The properties of Longmen Joint Venture consist of production and administrative sites located in various locations throughout the southern half of Shaanxi province on land totaling approximately 301 acres (121.5 hectares).

We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Shaanxi Longmen Iron and Steel Co., Ltd.	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	19.1	50 Years	36 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	Longmen Town, Hancheng, Shaanxi	Industrial Use	173.2	40-48 Years	36-40 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	103.2	50 Years	44 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	1.9	50 Years	44 Years

Shaanxi Longmen Iron and Steel Co., Ltd.	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	3.6	40 Years	35 Years

Maoming

The properties of Maoming consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 239.6 acres (96.9 hectares).

We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Maoming Hengda Steel Co., Ltd.	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	239.6	50 Years	44 Years

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

 Beginning October 3, 2007 through March 5, 2008, our common stock was listed on the American Stock Exchange and from March 6, 2008 to August 7, 2008 our common stock was traded on the NYSE Arca exchange.  On August 8, 2008, our common stock began trading on the NYSE. Our ticker symbol is "GSI." The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2009
High	$4.59	$7.35	$5.74	$5.79
Low	$1.85	$2.77	$3.32	$3.62
2008
High	$9.08	$15.70	$15.50	$7.16
Low	$6.23	$6.66	$7.14	$2.53

As of March 5, 2010, there were approximately 10,000 holders of record of our common stock.

Dividend Policy

Our board of directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at our board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Sale Securities

On September 1, 2009, we granted Huamei 21st Century Limited, 170,000 shares of our common stock at $3.60 per share for consulting services. The Company relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided under Section 4(2) of the Securities Act in granting the shares to Huamei 21st Century Limited.

ITEM 6. SELECTED FINANCIAL DATA.

SUMMARY OF OPERATIONS	2009	2008	2007	2006	2005
(USD and number of shares in thousands, except per share amounts)
Revenues	$1,668,446	$1,351,203	$772,440	$139,495	$89,740
Cost of Revenues	$1,579,892	$1,343,275	$715,751	$135,324	$81,166
Selling, General, and Administrative Expenses	$41,074	$36,942	$16,164	$2,421	$2,781
Income (Loss) from operations	$47,480	$(29,014)	$40,525	$1,749	$5,793
Net Income
(Loss) Attributable to Controlling Interest	$(25,244)	$(11,323)	$22,426	$1,033	$2,740
(Loss) Earnings per Share, Basic	$(0.60)	$(0.32)	$0.69	$0.03	$0.09
(Loss) Earnings per Share, Diluted	$(0.60)	$(0.32)	$0.69	$0.03	$0.09
Basic Weighted Average Shares Outstanding	41,860	35,381	32,425	31,250	31,250
Diluted Weighted Average Shares Outstanding	41,860	35,381	32,558	31,250	31,250
LONG TERM OBLIGATIONS
Convertible Notes Payables	$1,050	$7,155	$5,440
Derivative Liabilities	$23,340	$9,903	$28,483

	As of DECEMBER 31
FINANCIAL DATA	2009	2008	2007	2006	2005
(USD in thousands, except the ratios)
Total Assets	$1,228,064	$865,714	$478,407	$73,822	$58,993
Depreciation and Amortization	$33,107	$22,414	$10,337	$1,917	$1,344
Current Ratio	0.59	0.43	0.67	0.87	0.96
	Three months ended December 31
STATEMENT OF	(Unaudited)
OPERATIONAL DATA	2009	2008	2007	2006	2005
(USD in thousands, except share and per share amounts)
Statement of Operations Data
Revenues	$451,953	$261,087	$268,192	$42,496	$17,719
Cost of Revenues	$438,554	$282,662	$247,239	$42,838	$17,509
Gross Profit	$13,399	$(21,575)	$20,953	$(342)	$210
Selling, General, and Administrative Expenses	$11,855	$8,578	$5,894	$266	$1,017
Income (Loss) form Operations	$1,544	$(30,153)	$15,059	$(607)	$(808)
Net income (Loss) Attributable to Controlling Interest	$(11,085)	$(9,705)	$12,057	$514	$386
(Loss) Earnings per share
Basic	$(0.26)	$(0.27)	$0.36	$0.01	$0.01
Diluted	$(0.26)	$(0.27)	$0.36	$0.01	$0.01

Balance Sheet Data
Current Assets	$615,278	$315,445	$232,608	$44,670	$37,017
Total Assets	$1,228,064	$865,714	$478,407	$73,822	$58,993
Total Liabilities	$1,061,735	$751,476	$382,974	$53,575	$41,256
Noncontrolling interest	$72,598	$54,330	$42,044	$6,186	$5,387

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

General Steel was founded on the strategy to aggressively merge, partner with, and acquire State-owned enterprises and private steel companies within China’s highly fragmented steel industry.  As of December 31, 2009, we were comprised of four operating subsidiaries of which the Longmen Joint Venture is the largest.  Located in Shaanxi province, the Longmen Joint Venture contributed approximately 92% of our total revenue for the 2009 fiscal year.

Highlights of 2009

Fiscal year 2009 was highlighted by record revenue, shipment volume and income from operations.

•	Revenue in 2009 was the highest in our history, reaching $1.67 billion, a 23.5% increase over 2008.
•	Shipment volume in 2009 was the highest in our history, reaching 3.8 million metric tons, a 66.1% increase over 2008.
•	Gross margin increased from 0.59% in 2008 to 5.31% in 2009.

•	Income from Operations in 2009 was the highest in our history, reaching $47.5 million, compared to an operating loss of $29 million in 2008.
•	Non-GAAP EBITDA in 2009 was $93.2 million, a significant increase from $3.2 million in 2008 due primarily to implementation of cost cutting measures.
•
We have been given an unqualified opinion by our auditors on our internal control system according to criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  We have concluded that our internal control over financial reporting was effective as of December 31, 2009.

•
We brought the second of two new 1280 cubic meter blast furnaces on-line at the Longmen Joint Venture, effectively doubling the annualized total crude steel capacity at the facility to 4 million metric tons.

•	We secured commitment for 70% of our 2010 estimated production at Longmen Joint Venture through signed contracts from established distributors.
•	We were awarded two contracts to supply an aggregate of 240,000 metric tons of steel to support the Xi Luo Du and the Xiang Jia Ba hydropower projects, both located in western China.
•	We completed a $25 million capital raise through the issuance of common stock and warrants.

The record results reflect the strong demand for our construction steel products in our principal markets of Shaanxi and western China. Our Longmen Joint Venture continued to benefit from a large number of infrastructure projects in the region fueled by the national stimulus plan and the national “Go West” economic development initiative.

RESULTS OF OPERATIONS

General

The first three quarters of the year saw reduced raw material prices as the world commodity markets regained their footing after suffering an abrupt collapse as part of the financial crisis in late 2008.  During this time, demand for our construction steel products in our principal market of Shaanxi and western China grew rapidly as downstream infrastructure and construction projects boomed as the national $586 billion national stimulus plan gained traction.  As a result of this strong demand, in the third quarter, the Shaanxi provincial GDP exceeded 18%.

In the fourth quarter of 2009, unit cost of sales decreased 20.6% compared to the same quarter last year. Additionally, during the fourth quarter of 2009 the average selling price for rebar fell 30% due primarily to a weather-related slowdown in overall construction as compared to the fourth quarter of 2008.

 Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

Income Statement

Income Statement				Percentage Change
Unit-thousands except share data	2009	2008	2007	2009 VS 2008	2008 VS 2007
Revenues	$1,668,446	$1,351,203	$772,440	23%	75%
Cost of Revenues	$1,579,892	$1,343,275	$715,751	18%	88%
Gross Profit	$88,554	$7,928	$56,689	1017%	-86%
Gross Profit Margin %	5.31%	0.59%	7.34%
Selling, General and Administrative Expenses	$41,074	$36,492	$16,164	13%	126%
Income (Loss) from Operations	$47,480	$(29,014)	$40,525

Total Other Income (expense), net	$(45,008)	$3,738	$(1,262)

Income (Loss) Before Provision for Income Tax and Noncontrolling Interest	$2,472	$(25,276)	$39,263

Total Provision (Benefit) for Income Taxes	$6,153	$(5,411)	$4,836
Income (Loss) before the Noncontrolling Interest	$(3,681)	$(19,865)	$34,427
Less: Net Income (loss) Attributable to the Noncontrolling Interest	$21,563	$(8,542)	$12,001
Net Income (Loss) Attributable to Controlling Interest	$(25,244)	$(11,323)	$22,426
(Loss) Earnings Per Share
Basic	$(0.603)	$(0.320)	$0.690
Diluted	$(0.603)	$(0.320)	$0.690

Revenue

Revenue in 2009 was the highest in our history, reaching $1.67 billion, a 23.5% increase over 2008. This increase in revenue is attributed to an increase of 67.3% in additional shipment volume at our Longmen Joint Venture. The shipment volume increase was made possible by the new capacity of two 1280 cubic meter blast furnaces brought on line in December 2008 and January 2009. The aggregate revenue for 2009 also reflects a full twelve months of operations at our Maoming facility, whereas 2008 reflected only six months of such consolidation. For 2009, our Longmen Joint Venture comprised 92% of total sales.

Three months ended December 31, 2009 compared with Three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
Income Statement			Percentage Change
Unit-thousands except share data	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Revenues	$451,953	$261,087	73%
Cost of Revenues	$438,554	$282,662	55%
Gross Profit (loss)	$13,399	$(21,575)
Gross Profit Margin %	2.96%	(8.26)%
Selling, General and Administrative Expenses	$11,855	$8,578	38%
Income (Loss) from Operations	$1,544	$(30,153)
Total Other Income (expense), net	$(13,520)	$6,926
Loss Before Provision for Income Tax and Noncontrolling Interest	$(11,976)	$(23,227)
Total Benefit for Income Taxes	$(1,033)	$(4,864)

Loss before the Noncontrolling Interest	$(10,943)	$(18,363)

Less: Net Income (loss) Attributable to the Noncontrolling Interest	$142	$(8,658)
Net Loss Attributable to Controlling Interest	$(11,085)	$(9,705)
(Loss) Earnings Per Share
Basic	$(0.26)	$(0.27)
Diluted	$(0.26)	$(0.27)

Production and Revenue by Subsidiary and Product

Each subsidiary produces one main product. Revenue and production volume by product is seen by looking at the results of each subsidiary.

Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

Production by Subsidiary and Product (in thousand metric tons)
Subsidiary	Product	2009	2008	2007
Longmen Joint Venture	Rebar	3,395	2,030	1,441
Daqiuzhuang Metal	Hot-Rolled Sheets	156	196	323
Maoming	High-Speed Wire	254	48
Baotou Steel Pipe	Spiral-Welded Steel Pipes	29	34	13
	Total Production	3,834	2,308	1,777

Revenue by Subsidiary and Product (USD in thousands)
Subsidiary	Product	2009	2008	2007
Longmen Joint Venture	Rebar	1,534,696	1,182,433	618,315
Daqiuzhuang Metal	Hot-Rolled Sheets	58,833	132,458	147,727
Maoming	High-Speed Wire	62,487	23,280
Baotou Steel Pipe	Spiral-Welded Steel Pipes	12,430	13,032	6,397
	Total Revenue	1,668,446	1,351,203	772,439

Revenue at the Longmen Joint Venture increased 29.8% to $1.5 billion in 2009 up from $1.2 billion in 2008. The increased production at the facility of nearly 1.4 million metric tons accounted for the increase and offset the overall drop in selling price during the year. Revenue at the Maoming facility increased 168.4% to $62.5 million in 2009 from $23.3 million in 2008, owing to a full year consolidation of operating results in 2009. We acquired Maoming in July 2008 and recorded only six months of the facility’s operations for 2008.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

		Three months ended December 31
		(Unaudited)
Production by Subsidiary and Product (in thousand metric tons)				Percentage Change
Subsidiary	Product	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Longmen Joint Venture	Rebar	944	507	86%
Daqiuzhuang Metal	Hot-Rolled Sheets	74	29	155%
Maoming	High-Speed Wire	94	26	262%
Baotou Steel Pipe	Spiral-Welded Steel Pipes	12	13	-8%
	Total Production	1,124	575	95%

		Three months ended December 31
		(Unaudited)
Revenue by Subsidiary and Product (USD in thousands)				Percentage Change
Subsidiary	Product	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Longmen Joint Venture	Rebar	422,165	234,262	80%
Daqiuzhuang Metal	Hot-Rolled Sheets	17,274	14,461	19%
Maoming	High-Speed Wire	8,480	8,904	-5%
Baotou Steel Pipe	Spiral-Welded Steel Pipes	4,034	3,460	17%
	Total Revenue	451,953	261,087	73%

Cost of Revenues

Fiscal year ended December 31, 2009 compared with fiscal years ended December 31, 2008 and 2007

(USD in thousand)	2009	2008	2007
Cost of Revenues	$1,139,630	$999,318	$389,615
Cost of Revenues - Related Parties	$440,262	$343,957	$326,136
Total Cost of Revenues	$1,579,892	$1,343,275	$715,751

Our primary cost of revenues is the cost of raw material such iron ore, coke, alloy and scrap steel. The cost of iron ore and coke accounts for approximately 75% of our total cost of sales. As a result, the price of iron ore and coke are the primary raw material cost drivers for our products. In 2009, we were able to control our costs with the two new blast furnaces at Longmen Joint Venture which are more efficient with lower coke usage in production. In addition, we successfully increased our raw material inventory, especially iron ore, at relatively low prices throughout the year which helped us to control our cost of revenues.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

Gross Profit

Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008

(USD in thousand)	2009	2008	2007
Gross Profit	$88,554	$7,928	$56,689
Gross Profit Margin	5.31%	0.59%	7.34%

Gross profit in 2009 was $88.6 million, compared to $7.9 million in 2008. The increase was mainly due to our Longmen Joint Venture and its 67.3% increase in sales volume in 2009.

Higher gross profit in 2009 came not only from the overall lowering of raw material costs following record highs in the first half of 2008, but also from improved cost control in production, efficiencies in raw material usage with the new blast furnaces at Longmen Joint Venture and an increase in raw material inventory, especially iron ore, at relatively low prices through out the year.

Three months ended December 31, 2009 compared with fiscal year ended December 31, 2008

	Three months ended December 31
	(Unaudited)
(USD in thousand)			Percentage Change
	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Gross Profit (loss)	$13,399	$(21,575)
Gross Profit Margin	2.96%	(8.26)%

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

(USD in thousand)	2009	2008	2007
Selling, General and Administrative expenses	$41,074	$36,942	$16,164
SG&A / Revenue %	2.46%	2.73%	2.09%

Our revenue grew by 23.5% while the dollar amount of our Selling, General and Administrative Expenses (“SG&A”), which includes costs such as executive compensation, office expense, legal and accounting charges, travel charges, and various taxes, also increased 11.2% to $41.1 million in 2009 from $36.9 million in 2008. SG&A as a percentage of revenue decreased to 2.5% in fiscal year 2009 from 2.7% in year 2008.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
(USD in thousand)			Percentage Change
	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Selling, General and Administrative expenses	$11,855	$8,578	38%
SG&A/Revenue %	2.62%	3.29%

SG&A as a percentage of revenue for the three months ended December 31 decreased to 2.6% in fiscal year 2009 from 3.3% in year 2008.

Income (Loss) from Operations

Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

(USD in thousand)	2009	2008	2007
Income (Loss) form Operations	$47,480	$(29,014)	$40,525

Income from operations reached a record high of $47.5 million compared to an operating loss in 2008 of $29.0 million.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
(USD in thousand)			Percentage Change
	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Income (Loss) from Operations	$1,544	$(30,153)

Total Other Income (Expense), Net

Fiscal year ended December 31, 2009 compared with fiscal years ended December 31, 2008 and 2007

OTHER INCOME (EXPENSE), NET (USD in thousand)	2009	2008	2007
Interest Income	$3,334	$4,251	$871
Finance/interest expense	$(27,843)	$(23,166)	$(9,297)
Change in Fair Value of Derivative Liabilities	$(33,159)	$12,821	$6,236
Gain from Debt Extinguishment	$7,331	$7,169
Government Grant	$3,430
Loss on Disposal of Fixed Assets	$(4,643)
Income from Investment	$4,730	$1,896
Other Non-operating Income (Expense), net	$1,812	$767	$928
Total other income (expense), net	$(45,008)	$3,738	$(1,262)

-	Finance/interest expense: interest paid on bank loans, early redemption of Notes Receivables, convertible debt and various bank fees.
-
Change in fair value of derivation liabilities: related to variation of warrant liability of our convertible debt. This is non-cash, non-operating item. According to GAAP, valuation of our December 2007 convertible promissory notes and common stock purchase warrants must be marked-to-market using a formula, which includes our stock price.

The change in fair value of derivative liabilities for the year ended December 31, 2009 was a loss of $33.2 million compared to a gain of $12.8 million for the same period last year.

a)  The global disruption in the financial markets in the third and fourth quarters of 2008 had a severe negative effect on stock prices worldwide. Because our stock price dropped substantially, as of December 31, 2008, we recorded a $12.8 million gain in the fair value of derivative liabilities in 2008.
b)  We recorded a $4.8 million gain in the fair value of derivative liabilities in 2009 due to the change in our stock price.
c)  $30.0 million of convertible notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511 in 2009 and we recorded a $28.2 million loss of derivative liability as a result.
d)  On December 24, 2009, we issued 5,555,556 shares of common stock and warrants to purchase 2,777,778 shares of common stock for fund raising. The 1,154,958 existing warrants issued in our December 2007 private placement were increased by 2.3775 times to 3,900,871 shares, and the per share exercise price was reduced from $13.51 to $5.00. We recorded a $9.7 million loss of fair value of derivative liabilities as a result.

-	Gain from debt extinguishment: debt waiver by Hengda Group, $7.3 million in 2009.
-	Government Grant: $3.4 million government compensation for blast furnaces replacement.
-	Loss on disposal of fixed assets, $3.1 million associated with the disposal of old less efficient fixed assets at our Longmen Joint Venture after new blast furnaces were put in use.
-	Income from investments: Entities in which we have neither controlling interest nor consolidated results as part of our statements.
-	Other non-operating income (expense): $1.8 million rental generated by Daqiuzhuang Metal by leasing its storage space.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
OTHER INCOME(EXPENSE), NET (USD in thousand)		Percentage Change
	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Interest Income	$866	$2,147	-60%
Finance/interest Expense	$(9,421)	$(4,017)
Change in Fair Value of Derivative Liabilities	$(9,931)	$8,052
Gain from Debt Extinguishment	$4,399	$0
Government Grant
Loss on Disposal of Fixed Assets
Income from Investment	$1,069	$1,896	-44%
Other Non-operating Expense, net	$(502)	$(1,152)
Total Other Income (Expense), net	$(13,520)	$6,926

Net Income Attributable to Controlling Interest

Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

(USD in thousand)	2009	2008	2007
Income (Loss) Before Provision Income Taxes and Noncontrolling Interest	$2,472	$(25,276)	$39,263
LESS: Total Provision for Income Taxes	$6,153	$(5,411)	$4,836
Net Income (Loss) Attributable to the Noncontrolling Interest	$21,563	$(8,542)	$12,001
Net Income (Loss) attributable to Controlling Interest	$(25,244)	$(11,323)	$22,426

Three months ended December 31, 2009 compared with three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
(USD in thousand)			Percentage Change
	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Loss Before Provision Income Taxes and Noncontrolling Interest	$(11,976)	$(23,227)
LESS: Total Benefit for Income Taxes	$(1,033)	$(4,864)
Net Income (Loss) Attributable to the Noncontrolling Interest	$142	$(8,658)
Net Loss Attributable to Controlling Interest	$(11,085)	$(9,705)

(Loss) Earnings per Share
Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

(USD in thousand, except EPS)	2009	2008	2007
Net Income (Loss) Attributable to Controlling Interest	$(25,244)	$(11,323)	$22,426

Weighted Average Number of Shares
Basic	41,860,238	35,381,210	32,424,652
Diluted	41,860,238	35,381,210	32,558,350

(Loss) Earnings Per Share
Basic	$(0.603)	$(0.320)	$0.692
Diluted	$(0.603)	$(0.320)	$0.689

Three months ended December 31, 2009 compared three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
(USD in thousand, except EPS)			Percentage Change
	2009 Q4	2008 Q4	2009 Q4 VS 2008 Q4
Net Loss Attributable to Controlling Interest	$(11,085)	$(9,705)

Weighted Average Number of Shares
Basic	41,860,238	35,381,210	18%
Diluted	41,860,238	35,381,210	18%

(Loss) Earnings Per Share
Basic	$(0.265)	$(0.274)

Adjusted Earnings and Earnings per Share

Our management uses non-GAAP adjusted net earnings to measure the performance of our business internally by excluding non-recurring items as well as non-cash charges related to our convertible promissory notes issued December 13, 2007.  Our management believes that these non-GAAP adjusted financial measures allow us to focus on managing business operating performance because these measures reflect the essential operating activities of the Company and provide a consistent method of comparison to historical periods. We believe that providing the non-GAAP measures that management uses internally to our investors is useful to investors for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand the Company’s financial performance in comparison to historical periods without variation of non-recurring items and non-operating related charges. In addition, it allows investors to evaluate our performance using the same methodology and information as that used by the management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, our management compensates for these limitations by providing the relevant disclosure of the items excluded.

Specifically, in December 2007 we issued convertible promissory notes (“December 2007 Notes”) and common stock purchase warrants (“December 2007 Warrants”) as part of a private placement financing transaction. The convertible feature of the December 2007 Notes and the December 2007 Warrants is considered a derivative and GAAP requires us to value this derivative using a valuation model linked to our stock price, the conversion price and other variables. The period covering the third quarter of 2008 through the third quarter of 2009 saw our stock price reach a high of $15.15 and a low of $1.84. This wide fluctuation in our stock price has created large derivative gains and losses not correlated to the underlying business of the company. The end result is that derivative gain or loss may impact GAAP Net Income to the extent that GAAP Net Income does not reflect the underlying business of the company.  The Adjusted Earnings is calculated by adding derivative loss to GAAP Net Income.

Adjusted Earnings and Earnings per share

Fiscal year ended December 31, 2009 compared with fiscal year ended December 31, 2008 and 2007

Adjusted (Loss) Earnings and Adusted (Loss) Earnings per Share
(USD in thousands)	2009	2008	2007
GAAP Net Income (Loss)	$(25,244)	$(11,323)	$22,426
Change in Fair Value of Derivative Liabilities	$(33,159)	$12,821	$6,236
Adjusted Net Income (Loss)	$7,915	$(24,144)	$16,190

Weighted Average Number of Shares
Basic	41,860,238	35,381,210	32,424,652
Diluted	41,860,238	35,381,210	32,558,350

(Loss) Earnings Per Share
Basic	$0.189	$(0.682)	$0.499
Diluted	$0.189	$(0.682)	$0.497

Three months ended December 31, 2009 compared three months ended December 31, 2008

	Three months ended December 31
	(Unaudited)
Adjusted (Loss) Earnings and Adusted (Loss) Earnings per Share			2009 Q4 VS
(USD in thousands)	2009	2008	2008 Q4
GAAP Net Loss	$(11,085)	$(9,705)
Change in Fair Value of Derivative Liabilities	$(9,931)	$8,052
Adjusted Net Loss	$(1,154)	$(17,757)

Weighted Average Number of Shares
Basic	41,860,238	35,381,210	18%
Diluted	41,860,238	35,381,210	18%

Loss Per Share
Basic	$(0.028)	$(0.502)

Change in fair value of derivative liabilities and converted make whole expenses associated with the Notes

The change in the fair market value of derivative liabilities and converted make whole expenses associated with the Notes are non-cash items linked to our December 2007 Notes and December 2007 Warrants. We used the proceeds from the sale of the December 2007 Notes and the December 2007 Warrants to finance the acquisition of our largest subsidiary, Longmen Joint Venture.

On December 30, 2009, we sold 5,555,556 shares of our common stock and warrants (“December 2009 Warrants”) to purchase 2,777,778 shares of our common stock in a registered direct offering.

These items are not related to the operational performance of our iron and steel business, but significantly impact our net income and earnings per share.

Change in fair value of derivative liabilities

According to GAAP, our December 2007 Notes and the December 2007 Warrants are considered derivatives and therefore must be “marked to market.”  Stock price is one of the drivers used to calculate the value of this derivative. Changes in our stock price causes gains or losses to this income statement item.

The change in the fair value of derivative liabilities in 2009 was a loss of $33.2 million compared to a gain of $12.8 million in 2008. The reasons for this change are: we recorded a $4.8 million gain in fair value of derivative liabilities in 2009 due to change in our the stock price; $30.0 million of December 2007 Notes were converted to 7,045,274 shares of common stock at a conversion price of $4.2511 in 2009; we recorded $28.2 million loss of derivative liability; on December 24, 2009, we issued 5,555,556 shares of common stock and 2,777,778 warrants to purchase common stock for fund raising; the shares of common stock issuable upon exercise of existing warrants were increased by 2.3775 times from 1,154,958 to 3,900,871 shares; and the exercise price of the December 2007 Warrants was reduced from $13.51 to $5.00.  We recorded a $9.7 million loss of fair value of derivative liabilities.

Notes converted make whole interest

There is a make whole interest payment clause in our December 2007 Notes. This clause encourages our note holders to convert the December 2007 Notes into our common stock in advance of the note maturity date.  GAAP requires a portion of the notes converted make whole interest expense to be capitalized.

 As of December 31, 2009, $36.7 million of our December 2007 Notes had been converted into our common stock in advance of the note maturity date and resulted in a make whole expense of $2.8 million in 2009. As of December 31, 2009, $3.3 million of the December 2007 Notes remained outstanding. This expense will no longer be incurred once all the December 2007 Notes have been fully converted.

Quarterly Data

Year Ended December 31,	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Full Year
	Unaudited	Unaudited	Unaudited	Unaudited
2009
Revenues	$322,794	$408,947	$484,752	$451,953	$1,668,446
Gross profit	$12,922	$22,499	$39,735	$13,399	$88,554
Net income (Loss) Attributable to Controlling Interest	$7,335	$(31,789)	$10,295	$(11,085)	$(25,244)
Basic Earnings per Share	$0.20	$(0.80)	$0.23	$(0.26)	$(0.60)
Diluted Earnings per Share	$0.20	$(0.80)	$0.23	$(0.26)	$(0.60)
2008
Revenues	$291,566	$387,029	$411,521	$261,087	$1,351,203
Gross profit	$12,982	$22,869	$(6,348)	$(21,575)	$7,928
Net income (Loss) Attributable to Controlling Interest	$2,188	$(24,270)	$20,464	$(9,705)	$(11,323)
Basic Earnings per Share	$0.06	$(0.69)	$0.57	$(0.27)	$(0.32)
Diluted Earnings per Share	$0.06	$(0.69)	$0.57	$(0.27)	$(0.32)

Total Revenue

The revenue increase in 2009 is attributed to the new capacity of the two 1280 cubic meter blast furnaces brought on line in our Longmen Joint Venture. The increased production at the facility of nearly 1.4 million metric tons offset the overall drop in selling price during the year.

The aggregate revenue for 2009 also reflects a full twelve months of operations at our Maoming facility, whereas 2008 reflected only six months of consolidation.

Gross Profit

    Higher gross profit in 2009 came not only from the overall lowering of raw material costs following record highs in the first half of 2008, but also from improved cost control in production, efficiencies in raw material usage with the blast furnaces at Longmen Joint Venture and successfully increasing raw material inventory, especially iron ore, at a relatively low prices throughout the year.

Net Income

    Our income from operations reached a record high in 2009, however our net loss was greater than 2008 due to the loss in fair value of derivative liability and make whole expense. The conversion and exercise prices of the December 2007 Warrants were reset, and about $30 million of December 2007 Notes were converted as well, which resulted in the make whole expense in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had cash and cash equivalents aggregating $274.2 million.

For the year ended December 31, 2009, we used cash flow from continuing operations, borrowings, cash and cash equivalents to fund working capital requirements, pay interest payments, capital expenditures and to make investments.

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

Short-term notes payable

As of December 31, 2009, we had $254.6 million in short-term notes payables liabilities, which are secured by restricted cash of $192.0 million and other assets. These are lines of credit extended by banks for a maximum of 6 months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants.

Short-term notes payables are the lowest cost form of financing available in China. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term loans – banks

As of December 31, 2009, we had $149.0 million in short-term bank loans. These are bank loans with a one year term and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short-term bank loans upon maturity using available capital resources.

For more details about our debts, please see note 8 in our notes to the financial statements.

Convertible Notes

On December 13, 2007, we entered into a Securities Purchase Agreement (the “December 2007 Securities Purchase Agreement”) with certain institutional investors (the “December 2007 Purchasers”) issuing convertible promissory notes in the principal amount of $40 million (the December 2007 Notes, as defined above), and warrants to purchase 1,154,958 shares of our common stock (the December 2007 Warrants, as define above). The December 2007 Warrants can be exercised to purchase common stock through May 13, 2013 and had an initial exercise price of $13.51 per share, subject to customary anti-dilution adjustments.  The exercise price of the December 2007 Warrants was reduced to $5.00 per share as described in further detail below in “Registered Private Offering and Warrant Reset Agreements.”

The December 2007 Notes bear initial interest at 3% per annum, which is increased each year as specified in the December 2007 Notes, payable semi-annually in cash or shares of our common stock. The December 2007 Notes have a five year term through December 12, 2012. They are convertible into shares of our common stock, subject to customary anti-dilution adjustments. The initial conversion price of the December 2007 Notes was $12.47 per share.  We may redeem the December 2007 Notes at 100% of the principal amount, plus any accrued and unpaid interest, beginning December 13, 2008, provided the market price of the common stock is at least 150% of the then applicable conversion price for 30 consecutive trading days prior to the redemption.

The December 2007 Notes are secured by a first priority, perfected security interest in certain shares of common stock of Zuosheng Yu, as evidenced by a pledge agreement. The December 2007 Notes are subject to customary events of default for convertible securities and for a secured financing.

The December 2007 Warrants may be exercised at any time on or after May 13, 2008 until they expire on May 13, 2013.  We filed a Form S-1 registration statement registering the resale by the December 2007 Purchasers of the shares of common stock underlying the December 2007 Notes and the December 2007 Warrants. We were required to file the registration statement on February 11, 2008 but did not file the registration statement until February 13, 2008. We reached an agreement with all December 2007 Purchasers to waive the related penalty of $0.4 million provided for in the registration rights agreement related to the December 2007 Securities Purchase Agreement.

In connection with the December 2007 transaction, we entered into a voting agreement with Zuosheng Yu, our Chief Executive Officer, and Victory New Holding Limited whereby such shareholders agreed to vote in favor of the approval of this transaction. Certain of our management members also entered into lock-up agreements with us pursuant to which each of such management member agreed not to sell or offer to sell the common stock held by such management member for one year after the initial effective date of the resale Form S-1 Registration Statement described above.

According to the terms of the December 2007 Notes, on May 7, 2009, the conversion price of $12.47 was reset to the market price, which is defined as the lower of $12.47 or the average of the weighted average price of our common stock for 30 consecutive days preceding May 7, 2009.  This resulted in a reset of the conversion price to $4.2511.

As of December 31, 2009, $36.7 million of the December 2007 Notes has been converted to common stock. Such conversion has reduced our debt and increased our public float.

The proceeds from the sale of the December 2007 Notes and December 2007 Warrants were used to purchase our controlling interest in the Longmen Joint Venture (which provides approximately 92% of our total revenue), thus, this financing played an important role in executing our growth strategy. The acquisition of Longmen Joint Venture was transformational to our company.

Registered Direct Offering and Warrant Reset Agreement

 On December 30, 2009, we sold 5,555,556 shares of our common stock and warrants to purchase 2,777,778 shares of our common stock (the December 2009 Warrants, as defined above) in a registered direct offering.

The December 2009 Warrants represent the right to purchase an aggregate of up to 2,777,778 shares of common stock at an initial exercise price of $5.00 per share. Each such warrant may be exercised at any time on or after six months and one day following December 30, 2009. Because the December 2009 Warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, and the December 2009 Warrants permit the warrant holder to request cash buy-back in the event of a Fundamental Transaction, which includes a significant change in our structure and/or equity, these warrants do not meet the requirements of accounting standards to be indexed only to our stock.  Accordingly, the December 2009 Warrants are accounted for at fair value as derivative liabilities and marked to market each fiscal period.

On December 24, 2009, the holders of the December 2007 Warrants entered into Warrant Reset Agreements with us that resulted in the exercise price of the warrants being reduced from $13.51 per share to $5.00 per share and the number of shares of common stock issuable upon exercise of the warrants was increased by 2.3775 times from 1,154,958 to 3,900,871. This loss of fair value as derivative liabilities was booked in 2009 accordingly.

Cash-flow

Operating activities

Due to our unique geographic location and dominant market share, we enjoy favorable terms from our customers and vendors; customers pay in advance and vendors give us credit terms. As of December 31, 2009, customer deposits totaled $212.6 million and accounts payables totaled $206.3 million. Our primary source of funds continued to be cash generated from operations (which includes customer prepayments and vendor financing).

Net cash provided by operating activities for the year ended December 31, 2009 was $6.5 million compared to cash provided by operating activities of $113.7 million for the year ended December 31, 2008. This change was mainly due to the combination of the following factors:

•
Cash inflow after the adjustments of some non-cash items to the net income such as depreciation and amortization, (gain) loss from debt extinguishment, (gain) loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, change in fair value of derivative instrument, make whole expense on note conversion, income from investment and deferred tax assets, totaled of $58.9 million;

•
Cash outflow resulting from accounts receivables-related parties, other payable-related parties, inventories, advances on inventory purchase-related parties, other payable-related parties, accrued liabilities, customer deposits-related parties and taxes payables, which was $284.6 million, compared to $83.4 million for the same period last year. The increase is mainly due to inventory and other receivables-related parties; and

•
Cash inflow due to the increase in accounts receivable, note receivables, other receivables, advances on inventories purchases, current prepaid expense, non-current prepaid expense, non-current prepaid expense-related parties, accounts payable, accounts payable-related parties, other payables, and customer deposits totaled $232.2 million compared to an inflow for the same period last year of $215.2 million. The increase is mainly due to increase in advances on inventory purchases.

Investing activities

Net cash used in investing activities was $65.4 million for the year ended December 31, 2009 compared to $206.6 million for the year ended December 31, 2008. This decrease in cash outflow is mainly due to fewer equipment purchases related to our two 1,280 cubic meter blast furnaces at Longmen Joint Venture.

Financing activities

Net cash provided by financing activities was $126.1 million for the year ended December 31, 2009 compared to $62.5 million for the year ended December 31, 2008.

Bank Debt
As of December 31, 2009, our short-term bank loans totaled $149.0 million compared to $67.8 million as of December 31, 2008. Overall our bank borrowing increased utilizing short-term notes payables. As of December 31, 2009, short-term notes payables were $254.6 million which is collateralized by restricted cash of $192.0 million.

Short-term notes payable are lines of credit extended by the banks. When purchasing raw materials, we often issue a short-term note payable to the vendor funded with draw downs on the lines of credit. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require us to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash.

Non-Bank Debt

As of December 31, 2009, our short-term loans from non bank sources were $122.1 million, compared to $95.2 million as of December 31, 2008.

Some of the loans from non-bank sources are related parties. For a complete description of related parties, see Note 8 to our financial statements below.

Warrants

In September 2008, 140,000 warrants were exercised in connection with redeemable preferred stock at $5.00 per share for an aggregate exercise price of $700,000.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (SEC). From time to time we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings, for an aggregate offering price of up to $60 million. We may sell the securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

Each time we offer securities under our Form S-3 shelf registration statement, we will file a prospectus supplement with the SEC containing more specific information about the particular offering. The prospectus supplements may also add, update or change information contained in this prospectus. The Form S-3 shelf registration statement may not be used to offer or sell securities without a prospectus supplement which includes a description of the method of sale and terms of the offering.

Registered Direct Offering

On December 30, 2009, we sold under our shelf registration statement, an aggregate of 5,555,556 shares of common stock, and warrants to purchase an aggregate of 2,777,778 shares of common stock pursuant to a securities purchase agreement.  The warrants are exercisable beginning six months from the date of issuance for a period of two years from the initial exercise date, and carry an initial exercise price per share equal to $5.00.  We raised gross proceeds of $25,000,000. The net offering proceeds to us from the sale of the securities, after deducting placement agents’ fees and other estimated offering expenses payable by the us, was approximately $23.1 million.

Impact of inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business, our financial position, our results of operations or our cash flows.

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

Long Steel Group has spent more than $4.3 million (RMB33 million) on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity system was implemented at the end of 2005. In 2009, 1.1 metric tons of new water was consumed per metric ton of steel produced.

Long Steel Group has one 10,000 cubic meter coke-oven gas tank and one 50,000 cubic meter blast furnace coal gas tank to collect the residual coal gas produced from its own facility and that of surrounding enterprises. Long Steel Group also has a thermal power plant with two 25 Kilowatt dynamos that uses the residual coal gas from the blast furnaces and converters as fuel to generate power.

Long Steel Group also has several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, ornamental tiles, etc. The plants are capable of processing 400,000 metric tons of solid waste and generate revenue of more than $2.6 million (RMB20 million) each year.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2009 fiscal year.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. Throughout our operating history, we have funded our contractual obligations and commercial commitments through financing arrangements and operating cash flow, including but not limited to the operating income, payments collected from the customers in advance and stock issuances.  Below, we have presented a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2009 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	USD in thousands
Bank loans (1)	$149	$149	$-	$-
Notes payable	255	255	-
Deposits due to sales representatives	50	50	-	-
Lease with Bao Gang	660	264	396	-
Blast Furnace construction	14,550	14,550	-	-
Purchase of TRT system	4,973	3,315	1,658	-
Convertible notes ( Principal plus Interest )	5,992	706	5,286	-
Total	$26,629	$19,289	$7,340	$-

(1) Bank loans in China are either due on demand or more typically within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

As of December 31, 2009, our guarantee of related parties and third parties bank loans, including line of credit, amounted to $192.4 million.

Longmen Joint Venture had $186.5 million guarantees as of December 31, 2009.

	Guarantee
Nature of	amount
guarantee	In thousands	Guaranty period
Importation L/C	$17,604	July 2009 to July 2010
Domestic L/C	1,467	July 2009 to July 2010
Bank loan	156,382	Various from March 2009 to December 2010
Notes payable	11,003	Various from March 2009 to July 2010
Total	$186,456

Maoming had $5.9 million guarantees as of December 31, 2009.

	Guarantee
Nature of	amount
guarantee	In thousands	Guaranty period
Bank loan	$5,868	Various from June 2009 to October 2010

Critical Accounting Policies

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

Revenue recognition

We follow the generally accepted accounting principles of the United States regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of us exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All our products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in our financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and convertible notes. Actual results could differ from these estimates.

Derivative Instruments

We entered into the December 2007 Securities Purchase Agreement with the December 2007 Purchasers on December 13, 2007. Pursuant to the December 2007 Securities Purchase, we agreed to sell to the December 2007 Purchasers (i) the December 2007 Notes and (ii) the December 2007 Warrants. As a result of Warrant Reset Agreements entered into with the 2007 Buyers on December 24, 2009, the December 2007 Warrants are now exercisable for 3,900,871 shares of common stock.  Both the December 2007 Warrants and the conversion option embedded in the December 2007 Notes meet the definition of a derivative instrument as per the accounting standard for derivative instruments and hedging activities. Therefore these instruments are accounted for as derivative liabilities and periodically marked-to-market. The change in the value of the derivative liabilities is charged against or credited to income.

Financial instruments

The accounting standard regarding “Disclosures about fair value of financial instruments” defines financial instruments and requires disclosure of the fair value of financial instruments held by us. We consider the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short-term loans and notes payable, we concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination and repayment and their stated interest rate approximates current rates available.

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

Fair value measurements

The accounting standards regarding fair value of financial instruments and related fair value measurement define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosures requirements for fair value measures. The three levels are defined as follow:

Level 1:   inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:   inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3:   inputs to the valuation methodology are unobservable and significant to the fair value.

Our investment in unconsolidated subsidiaries amounted to $20.0 million as of December 31, 2009. Since there is no quoted or observable market price for the fair value of similar long term investment, we then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that we contributed and income from investment. The carrying value of the long term investments approximated the fair value as of December 31, 2009.

In 2007, the conversion feature on the December 2007 Notes, as well as the December 2007 Warrants issued in conjunction with the December 2007 Notes, were carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of December 31, 2009, the outstanding principal amounted to $3.3 million, and the carrying value of the December 2007 Notes amounted to $1.1 million. We used Level 3 inputs for our valuation methodology for the December 2007 Notes, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The December 2007 Warrants and their conversion feature are valued by using level 2 inputs to the Binomial Model and we determined that the fair value amounted to approximately $4.9 million due to the decrease in our common stock price.

 Noncontrolling interests

Effective January 1, 2009, we adopted generally accepted accounting principals regarding noncontrolling interests in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption of this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, the foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

As a result, we reclassified noncontrolling interests in the amounts of $72.6 million and $54.3 million from the mezzanine section to equity on December 31, 2009 and December 31, 2008 balance sheets, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We adopted this standard as of December 31, 2009, however, the standard does not have material effect on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We adopted this standard as of December 31, 2009; however, the standard does not have material effect on our consolidated financial statements.

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

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. We adopted this standard and have determined the standard does not have material effect on our consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We adopted this standard and has determined the standard does not have material effect on our consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We adopted this standard and have determined the standard does not have material effect on our consolidated financial statements..

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Interest Rate Risk

We are subject to interest rate risk since our outstanding debt is short-term and bears interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, Daqiuzhuang Metal, Longmen Joint Venture, Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the P.R.C. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $1.3 million decrease to income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2009. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Steel Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 16, 2010

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(In thousands, except per share data)

	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$82,118	$14,895
Restricted cash	192,041	130,700
Notes receivable	29,185	38,207
Accounts receivable, net of allowance for doubtful accounts of $490 and $401 as of December 31, 2009 and 2008, respectively	8,525	8,329
Other receivables, net of allowance for doubtful accounts of $14 and $685 as of December 31, 2009 and 2008, respectively	5,357	5,101
Other receivables - related parties	32,670	523
Dividend receivable	2,372	631
Inventories	208,087	59,549
Advances on inventory purchases	28,407	47,154
Advances on inventory purchases - related parties	2,995	2,375
Prepaid expense - current	692	494
Prepaid value added tax	19,488	-
Deferred tax assets	3,341	7,487
Total current assets	615,278	315,445

PLANT AND EQUIPMENT, net	555,111	491,705

OTHER ASSETS:
Advances on equipment purchases	7,361	8,965
Investment in unconsolidated subsidiaries	20,022	13,959
Prepaid expense - non-current	900	1,195
Prepaid expense related parties - non-current	158	211
Long-term deferred expense	2,069	-
Long-term other receivable	-	4,873
Intangible assets, net of accumulated amortization	23,733	24,556
Note issuance cost	406	4,218
Equipment to be disposed	3,026	587
Total other assets	57,675	58,564

Total assets	$1,228,064	$865,714

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$254,608	$206,040
Accounts payable	158,126	149,239
Accounts payable - related parties	48,151	15,327
Short-term loans - bank	148,968	67,840
Short-term loans - others	110,358	87,834
Short-term loans - related parties	11,751	7,350
Other payables	5,627	3,183
Other payables - related parties	3,706	677
Accrued liabilities	10,595	7,779
Customer deposits	208,765	141,102
Customer deposits - related parties	3,791	7,216
Deposit due to sales representatives	49,544	8,149
Taxes payable	6,921	13,917
Distribution payable to former shareholders	16,434	18,765
Total current liabilities	1,037,345	734,418

CONVERTIBLE NOTES PAYABLE, net of debt discount of $2,250 and $26,095 as of December 31, 2009 and 2008, respectively	1,050	7,155

DERIVATIVE LIABILITIES	23,340	9,903

Total liabilities	1,061,735	751,476

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2009 and 2008, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 51,618,598 and 36,128,833 shares issued and outstanding as of December 31, 2009 and 2008, respectively	52	36
Paid-in-capital	95,588	37,128
Statutory reserves	6,162	4,902
Retained (deficits) earnings	(16,410)	10,094
Contribution receivable	-	(960)
Accumulated other comprehensive income	8,336	8,705
Total shareholders' equity	93,731	59,908

NONCONTROLLING INTERESTS	72,598	54,330

Total equity	166,329	114,238

Total liabilities and equity	$1,228,064	$865,714

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	For the years ended December 31,
	2009	2008	2007
REVENUES	$1,202,708	$1,004,848	$416,901

REVENUES - RELATED PARTIES	465,738	346,355	355,539

TOTAL REVENUES	1,668,446	1,351,203	772,440

COST OF REVENUES	1,139,630	999,318	389,615

COST OF REVENUES - RELATED PARTIES	440,262	343,957	326,136

TOTAL COST OF REVENUES	1,579,892	1,343,275	715,751

GROSS PROFIT	88,554	7,928	56,689

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,074	36,942	16,164

INCOME (LOSS) FROM OPERATIONS	47,480	(29,014)	40,525

OTHER INCOME (EXPENSE), NET
Interest income	3,334	4,251	871
Finance/interest expense	(27,843)	(23,166)	(9,297)
Change in fair value of derivative liabilities	(33,159)	12,821	6,236
Gain from debt extinguishment	7,331	7,169	-
Government grant	3,430	-	-
Loss on disposal of fixed assets	(4,643)	-	-
Income from equity investments	4,730	1,896	-
Other non-operating income, net	1,812	767	928
Total other (expense) income, net	(45,008)	3,738	(1,262)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	2,472	(25,276)	39,263

PROVISION (BENEFIT) FOR INCOME TAXES
Current	2,155	1,424	5,225
Deferred	3,998	(6,835)	(389)
Total provision (benefit) for income taxes	6,153	(5,411)	4,836

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	(3,681)	(19,865)	34,427

Less: Net income (loss) attributable to noncontrolling interest	21,563	(8,542)	12,001

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	(25,244)	(11,323)	22,426

OTHER COMPREHENSIVE INCOME (LOSS) :
Foreign currency translation adjustments	(369)	5,420	1,656
Comprehensive income (loss) attributable to noncontrolling interest	303	3,654	(978)

COMPREHENSIVE (LOSS) INCOME	$(25,310)	$(2,249)	$23,104

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	41,860,238	35,381,210	32,424,652
Diluted	41,860,238	35,381,210	32,558,350

(LOSS) EARNINGS PER SHARE
Basic	$(0.60)	$(0.32)	$0.69
Diluted	$(0.60)	$(0.32)	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except per share data)

									Accumulated
	Preferred stock		Common stock			Retained earnings (deficits)			other
					Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interests	Totals

BALANCE, January 1, 2008	3,092,899	$3	34,634,765	$35	$23,429	$3,632	$22,687	$(960)	$3,285	$43,322	$95,433

Net loss							(11,323)			(8,542)	(19,865)
Adjustment to statutory reserve						1,270	(1,270)				-
Common stock issued for compensation, $7.16			76,600	0.08	548						548
Common stock issued for compensation, $10.43			150,000	0.15	1,564						1,564
Common stock issued for compensation, $6.66			87,400	0.09	582						582
Common stock issued for compensation, $10.29			90,254	0.09	929						929
Common stock issued for consulting fee, $3.60			100,000	0.10	360						360
Common stock issued for public relations, $3.60			25,000	0.03	90						90
Common stock issued for compensation, $3.50			87,550	0.09	306						306
Common stock transferred by CEO for compensation, $6.91					207						207
Common stock issued at $5/share			140,000	0.14	700						700
Acquired noncontrolling interest										15,896	15,896
Notes converted to common stock			541,299	0.54	6,103						6,104
Make whole shares issued on notes conversion			195,965	0.18	2,310						2,310
Foreign currency translation adjustments									5,420	3,654	9,074

BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,128	$4,902	$10,094	$(960)	$8,705	$54,330	$114,238

Net loss attributable to controlling interest							(25,244)				(25,244)
Net income attributable to noncontrolling interest										21,563	21,563
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(3,305)	(3,305)
Adjustment to statutory reserve						1,260	(1,260)				-
Common stock issued for compensation			596,650	0.77	1,875						1,876
Common stock issued for interest payments			196,305	0.20	745						745
Common stock issued for repayment of debt, $6.00			300,000	0.30	1,800						1,800
Notes converted to common stock			7,045,274	7.05	32,072						32,079
Make whole shares issued on notes conversion			1,795,977	1.80	7,085						7,087
Common stock transferred by CEO for compensation, $6.91					276						276
Reduction of registered capital								960			960
Common stock issued for private placement			5,555,556	5.56	14,607						14,613
Foreign currency translation adjustments									(369)	303	(66)

BALANCE, December 31, 2009	3,092,899	$3	51,618,595	$52	$95,588	$6,162	$(16,410)	$-	$8,336	$72,598	$166,329

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands, except per share data)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to controlling interest	$(25,244)	$(11,323)	$22,426
Net income (loss) attributable to noncontrolling interest	21,563	(8,542)	12,001
Consolidated net (loss) income	(3,681)	(19,865)	34,427
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation	32,102	21,506	9,740
Amortization	1,005	908	597
Gain on debt extinguishment	(7,331)	(7,169)	-
Bad debt allowance (write-off)	(714)	704	2
Inventory allowance	(1,533)	2,204	-
Loss (gain) on disposal of equipment	1,213	(598)	10
Stock issued for services and compensation	1,639	2,723	596
Interest expense accrued on mandatory redeemable stock	-	-	114
Make whole shares interest expense on notes conversion	2,892	2,310	-
Income from investment	(4,730)	(1,896)	-
Amortization of Professional Fee-Consulting Fee	424	-	-
Amortizaiton of deferred notes issuance cost and discount on covertible notes.	60	833	189
Change in fair value of derivative instrument	33,159	(12,821)	(6,236)
Change in deferred tax assets	4,403	(6,937)	(384)
Changes in operating assets and liabilities:
Notes receivable	9,017	(33,064)	(9,492)
Accounts receivable	19,526	2,091	16,248
Accounts receivable - related parties	(19,604)	(18,275)	(543)
Other receivables	5,253	(4,124)	(453)
Other receivables - related parties	(49,637)	2,423	(990)
Loan receivable	-	1,297	(1,185)
Inventories	(146,914)	29,220	(8,854)
Advances on inventory purchases	52,655	19,916	(45,013)
Advances on inventory purchases - related parties	(13,341)	7,814	(9,550)
Prepaid expense	393	401	(880)
Accounts payable	10,421	11,975	88,356
Accounts payable - related parties	55,445	44,725	13,736
Other payables	13,010	(1,752)	823
Other payables - related parties	(13,346)	(1,482)	(76,864)
Accrued liabilities	(825)	214	2,440
Customer deposits	66,465	95,132	2,560
Customer deposits - related parties	(13,569)	(2,287)	8,847
Taxes payable	(27,332)	(22,443)	20,800
Net cash provided by operating activities	6,525	113,683	39,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in long term investment	(6,597)	-	(790)
Increase in investment payable	-	-	6,320
Dividend receivable	(1,727)	-	-
Cash proceeds from sale of subsidiaries	4,912	2,782	509
Deposits due to sales representatives	41,370	4,782	840
Advances on equipment purchases	1,604	(8,029)	(713)
Cash proceeds from sale of equipment	7,231	598	63
Long term other receivable	-	(4,788)	-
Equipment purchase	(112,011)	(194,399)	(21,524)
Intangible assets purchase	(183)	(245)	-
Payment to the original shareholders	-	(7,290)	-
Net cash used in investing activities	(65,401)	(206,589)	(15,295)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(61,303)	(87,121)	237
Notes receivable - restricted	-	13,158	-
Dividend payable	(2,343)	(815)	-
Borrowings on short term loans - bank	174,290	71,057	56,813
Payments on short term loans - bank	(93,212)	(103,641)	(53,112)
Borrowings on short term loans - related parties	4,398	7,222	-
Payments on short term loans - related parties	-	(7,693)	(17)
Borrowings on short term loans - others	159,296	87,207	5,230
Payments on short term loans - others	(126,650)	(53,031)	(12,640)
Borrowings on short term notes payable	636,136	335,870	14,563
Payments on short term notes payable	(587,598)	(200,416)	(38,211)
Cash received on stock issuance	23,090	700	-
Cash received from issuance of convertible note		-	36,856
Cash contribution received from minority shareholders		-	790
Cash received from warrants conversion		-	5,300
Payment to minority shareholders		-	(2,814)
Net cash provided by financing activities	126,104	62,497	12,995

EFFECT OF EXCHANGE RATE CHANGE ON CASH	(5)	1,591	140

INCREASE (DECREASE) IN CASH	67,223	(28,818)	36,881

CASH, beginning of period	14,895	43,713	6,832

CASH, end of period	$82,118	$14,895	$43,713

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 – Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, operates a portfolio of steel companies serving various industries in the People’s Republic of China (“PRC”). The Company presently has four production subsidiaries: General Steel (China) Co. Ltd. (f/k/a Tianjin Daqiuzhuang Metal Co. Ltd.) (“Daqiuzhuang Metal”), Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd., (“Baotou Steel Pipe Joint Venture”), Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), and Maoming Hengda Steel Group Co., Ltd. (“Maoming”). The Company’s main operation is manufacturing and sales of steel products such as rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:
		Percentage
Subsidiary		of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd.	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.	PRC	60.0%
Maoming Hengda Steel Group Co., Ltd.	PRC	99.0%

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables. Actual results could differ from these estimates.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Cash includes cash on hand and demand deposits in accounts maintained with banks within PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2009 and 2008 amounted to $274.2 million and $145.6 million, respectively. As of December 31, 2009, $22.5 million was covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, which represented approximately 29%, 34% and 59% of the Company’s total sales for the years ended December 31, 2009, 2008 and 2007, respectively. Five customers accounted for 0%, 1% and 0% of total accounts receivable as of December 31, 2009, 2008 and 2007, respectively.

The purchases of raw materials from five major suppliers represented approximately 42%, 30% and 40% of Company’s total purchases for the years ended December 31, 2009, 2008 and 2007, respectively. Five vendors accounted for 10%, 7% and 11% of total accounts payable as of December 31, 2009, 2008 and 2007, respectively.

Revenue recognition

The Company follows the generally accepted accounting principles in the United States regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The Company uses the local currency, Renminbi (RMB), as its functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of changes in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $8.3 million and $8.7 million as of December 31, 2009 and 2008, respectively. The balance sheet amounts, with the exception of equity at December 31, 2009 and 2008 were translated at 6.82 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the years ended December 31, 2009, 2008 and 2007 were 6.82 RMB, 7.07 RMB and 7.59 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

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

The Company’s investment in unconsolidated subsidiaries amounted to $20.0 million as of December 31, 2009. Since there is no quoted or observable market price for the fair value of similar long term investments, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of December 31, 2009.

In December 2007, the Company issued convertible notes totaling $40 million (“Notes”) and 1,154,958 warrants. In December 2009, the Company issued 2,777,778 warrants in connection with a registered direct offering.  The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and marked-to-market each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liabilities are carried on the consolidated balance sheet at their fair value.

As of December 31, 2009, the outstanding convertible note principal amounted to $3.3 million, and the carrying value of the convertible note amounted to approximately $1.1 million. Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(in thousands)	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Long term investments	$20,022			$20,022
Derivative liabilities	$23,340		$23,340
Convertible notes payable	$1,050			$820

Except for the investments, convertible notes payable and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

Level 3 Valuation Reconciliation:

Long term Investment
(in thousands)
Balance, December 31, 2008	$13,959
Current period additional investments	7,983
Current period dispositions	(2,035)
Dividend entitled	(3,146)
Current period investment gain	3,261
Balance, December 31, 2009	$20,022

Convertible Notes
(in thousands)
Balance, December 31, 2008	$7,155
Current period effective interest charges on notes	2,273
Current period share issuance made for principal and stated interest	(745)
Current period note converted carrying value	(7,633)
Balance, December 31, 2009	$1,050

Cash

Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to its short maturity period of six to nine months, thus restricted cash is classified as a current asset.

Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers and other receivables from cash advances to employees, related parties or third parties. An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2009, 2008 and 2007 amounted to $6.8 million, $4.9 million and $2.8 million respectively.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”.   Daqiuzhuang Metal acquired land use rights in 2001 for a total of $3.5 million. These land use rights are for 50 years and expire in 2050 and 2053. However, Daqiuzhuang Metal's initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. Daqiuzhuang Metal became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

Longmen Group contributed land use rights for a total amount of $21.8 million to the Longmen Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052.

Maoming has land use rights amounting to $2.2 million for 50 years and expires in 2054.

Entity	Original Cost	Years of Expiration
	(in thousands)
General Steel (China) Co., Ltd	$3,481	2051
Longmen Joint Venture	$21,803	2045 & 2054
Maoming Hengda Steel Group Co., Ltd	$2,235	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2009, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value.

The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Other equipment	5 Years
Transportation Equipment	5 Years

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

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed annually or more often if necessary, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.

Investments in unconsolidated subsidiaries

Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest are accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using the cost method.

The Company’s indirect subsidiaries, Hancheng Tongxing Metallurgy Co., Ltd. and Environmental Protection Industry Company invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$2,761	22.0
Shaanxi Xinglong Thermoelectric Co., Ltd	2004-2007	7,790	20.7
Shaanxi Longgang Group Xian steel Co., Ltd	2005	146	10.0
Huashan Metallurgical Equipment Co. Ltd.	2003	1,730	25.0
Shanxi Longmen Coal Chemical Industry Co., Ltd	2009	6,602	15.0
Xian Delong Powder Engineering Materials Co., Ltd.	2006	993	27.0
Total		$20,022

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Total investment in unconsolidated subsidiaries amounted to $20.0 million and $14.0 million as of December 31, 2009 and 2008, respectively.

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. The banks in-turn issue the Company a bankers acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable bears no interest and is guaranteed by the bank for its complete face value and usually matures within three to six-month period. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

Earnings per share

The Company has adopted the generally accepted accounting principles in the United States regarding earnings per share (“EPS”) which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Income taxes

The Company accounts for income taxes in accordance with the generally accepted accounting principles in the United States for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The generally accepted accounting principles in the United States for accounting for uncertainty in income taxes clarify the accounting and disclosure for uncertain tax positions.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the consolidated financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences. Deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated using tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

Share-based compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with the accounting standards regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by these accounting standards. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Noncontrolling interests

Effective January 1, 2009, the Company adopted generally accepted accounting principles in the United States regarding noncontrolling interest in the consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adopting this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, the foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

Recently issued accounting pronouncements

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this standard as of December 31, 2009; however, the standard does not have material effect on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this standard as of December 31, 2009; however, the standard does not have material effect on the Company’s consolidated financial statements.

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

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Accounts receivable	$9,015	$8,730
Less: allowance for doubtful accounts	(490)	(401)
Net accounts receivable	$8,525	$8,329

Movement of allowance for doubtful accounts is as follows:

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Beginning balance	$401	$148
Charge to expense	246	124
Addition from acquisition	-	238
Less Write-off	(157)	(119)
Exchange rate effect	-	10
Ending balance	$490	$401

Note 4 – Inventories

Inventories consist of the following:
	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Supplies	$1,025	$1,884
Raw materials	146,084	41,418
Finished goods	60,978	16,247
Total inventories	$208,087	$59,549

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2009 and 2008, management determined the carrying amount of inventory exceeded net realizable value; therefore, $0.7 million and $2.2 million had been written down and included in cost of goods sold, respectively.

Note 5 – Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $31.4 million and $49.5 million as of December 31, 2009 and December 31, 2008, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:
	December 31 2009	December 31, 2008
	(in thousands)	(in thousands)
Buildings and improvements	$121,837	$118,144
Machinery	467,547	226,594
Transportation equipment	4,759	7,299
Other equipment	3,901	2,756
Construction in progress	31,715	199,818
Totals	629,759	554,611
Less accumulated depreciation	(74,648)	(62,906)
Totals	$555,111	$491,705

Construction in progress consisted of the following as of December 31, 2009:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
Molten iron mixer improvement	$1,206	March, 2010	-
Longmen employees cafeteria	1,473	May, 2010	2,260
3# lime stone grinding machine	1,797	June, 2010	366
Iron making facility improvement	3,163	April, 2010	-
4# continuous casting	4,062	March, 2010	880
Rebar line	16,307	September, 2010	64,108
Others	3,707	by end of 2010	2,934
Total	$31,715

Longmen Joint Venture constructed two blast furnaces and a sintering system.  All costs related to the furnaces were capitalized as construction in progress and amounted to $180.5 million as of December 31, 2008. The two blast furnaces and its facilities cost $248.4 million to construct and had been transferred to fixed assets as of December 31, 2009.

Depreciation, including amounts in cost of sales, for the years ended December 31, 2009, 2008 and 2007 amounted to $32.1 million, $21.5 million and $9.7 million, respectively

The Company has fixed assets to be disposed amounting to $3.0 million and $0.6 million as of December 31, 2009 and December 31, 2008, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7 – Intangible assets, net

Intangible assets consist of the following:
	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Land use rights	$27,519	$27,467
Software	424	293
Subtotal	27,943	27,760
Accumulated Amortization – Land use right	(4,143)	(3,204)
Accumulated Amortization – software	(67)	-
Accumulated Amortization subtotal	(4,210)	(3,204)
Intangible assets, net	$23,733	$24,556

The gross amount of the intangible assets amounted to $27.9 million and $27.8 million as of December 31, 2009 and 2008, respectively. The remaining weighted average amortization period is 35.9 years.

Total amortization expense for the years ended December 31, 2009, 2008 and 2007, amounted to $1 million, $0.9 million and $0.6 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding fiscal years is as follows:

Years	Estimated Amortization Expense	Gross carrying Amount
	(in thousands)	(in thousands)
2010	$1,000	$22,733
2011	1,000	21,733
2012	1,000	20,733
2013	1,000	19,733
2014	1,000	18,733
Thereafter	18,733	-
Total	23,733

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bankers acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. Restricted cash as a guarantee for the notes payable amounted to $192.0 million and $130.7 million as of December 31, 2009 and December 31, 2008, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company had the following short-term notes payable:

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)

Daqiuzhuang Metal: Notes payable from banks in China, due various dates from January 2010 to April 2010. Restricted cash required of $4.0 million and $15.7 million for December 31, 2009 and December 31, 2008, respectively; guaranteed by third parties.	$7,628	$18,631

Longmen Joint Venture: Notes payable from banks in China, due various dates from January 2010 to August 2010. Restricted cash of $162.3 million and $98.1 million for December 31, 2009 and December 31, 2008, respectively; some notes are guaranteed by third parties while others are secured by equipment.	216,173	159,536

Bao Tou: Notes payable from banks in China, due June 2010.Restricted cash of $5.1 million and $5.1 million for December 31, 2009 and December 31, 2008, respectively; pledged by buildings.	10,269	7,335

Maoming: Notes payable from banks in China, due various dates from February 2010 to March 2010. Restricted cash of $20.6 million and $11.8 million for December 31, 2009 and December 31, 2008, respectively; pledged by buildings and equipment.	20,538	20,538
Total short-term notes payable	$254,608	$206,040

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Short-term loans due to banks, related parties and other parties consisted of the following:

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)

Daqiuzhuang Metal: Loan from banks in China, due various dates on 2010. Weighted average interest rate 5.7% per annum; some are guaranteed by third parties while others are secured by equipment/inventory.	$25,476	$27,383

Longmen Joint Venture: Loan from banks in China, due various dates on 2010. Weighted average interest rate 6.1% per annum; some are guaranteed by third parties while others are secured by equipment/buildings/land use right.	123,492	38,876

Baotou Steel Pipe Joint Venture: Loan from banks in China, due March 2009. Annual interest rate of 12%, Guaranteed by third parties and secured by equipment.	-	115

Maoming: Loan from banks in China, due January 2009. Annual interest rate of 7.5%, guaranteed by third party.	-	1,466

Total – short-term loans - bank	$148,968	$67,840

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates in 2010, and interest rates up to 12% per annum.	$91,106	$58,440

Maoming: Loans from two unrelated parties, no due date, non interest bearing.	19,252	29,394
Total – short-term loans - others	$110,358	$87,834

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Sheng An Da, due on 2010, and interest rates 12% per annum.	$4,401	$-
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due June 2010. Annual interest rate of 5%.	7,350	7,350
Total – related party loans	$11,751	$7,350

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company had various loans from unrelated companies and individuals. The balances amounted to $110.4 million and $87.8 million as of December 31, 2009 and December 31, 2008, respectively. Of the $110.4 million, $19.3 million loans carry no interest and the remaining $91.1 million are subject to interest rates ranging from 5% to 12%. All short term loans from unrelated companies and individuals are due on demand and unsecured. The related parties’ loans are discussed in Note 16.

Total interest expense, excluding capitalized interest, for the years ended December 31, 2009, 2008 and 2007 on the debt listed above amounted to $24.7 million, $12.3 million and $6.6 million, respectively.

Capitalized interest amounted to $13.1 million, $10.6 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2009 and December 31, 2008, customer deposits amounted to $212.6 million and $148.3 million, including related parties deposits of $3.8 and $7.2 million, respectively.

Note 10 – Deposit due to sales representatives

Daqiuzhuang Metal and two of Longmen Joint Venture’s subsidiaries, Yuxin Trading and Yuteng Trading, entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $49.5 million and $8.1 million in deposits due to sales representatives as of December 31, 2009 and December 31, 2008, respectively. In 2009 the Company received deposits amounted to $41.4 million from sales representatives to secure the sales quantity. These deposits are refundable in one year based on volume fulfillment of which $22.8 million bear interest at 3%-8% per annum.

Note 11 – Convertible notes

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”) issuing $40.0 million in promissory notes (“Notes”) and 1,154,958 warrants. The warrants can be converted to common stock through May 13, 2013 at an initial exercise price of $13.51 per share, subject to customary anti-dilution adjustments. On December 24, 2009, the warrant exercise price was reset to $5.00 per share.

The Notes bear initial interest at 3% per annum, which will be increased each year as specified in the Agreement, payable semi-annually in cash or shares of the Company’s common stock. The Notes have a five year term through December 12, 2012. They are convertible into shares of the Company’s common stock, subject to customary anti-dilution adjustments. The initial conversion price is $12.47, which was reset to $4.25 on May 7, 2009. The Company may redeem the Notes at 100% of the principal amount, plus any accrued and unpaid interest, beginning December 13, 2008, provided the market price of the common stock is at least 150% of the then applicable conversion price for 30 consecutive trading days prior to the redemption.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Pursuant to the generally accepted accounting standards of the United States for convertible debt and debt issued with stock purchase warrants, the Company discounted the Notes equal to the fair value of the warrants. The Notes were further discounted for the fair value of the conversion option. The combined discount is being amortized to interest expense over the life of the Notes using the effective interest method.

The fair value of conversion option and the warrants were initially calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.27%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

Pursuant to generally accepted accounting principles of the United States, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and marked to market each reporting period.

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

In July 2008, $6.8 million of notes were converted to 541,299 shares of common stock at a conversion price of $12.47. Pursuant to generally accepted accounting principles in the United States, the Company valued the conversion option on the note conversion date. A total of $6.1 million of carrying value and derivative liability had been reclassified into equity. In addition, 195,965 shares of common stock were issued as make whole interest expense of $2.3 million.

Reset of Conversion Price

Paragraph 7(f) of the Convertible Notes (which were issued on December 13, 2007) provides for adjustment of the conversion price of the Notes, as follows: Adjustment if on the earlier of the (i) one (1) year anniversary of the Initial Effective Date (as defined in the Registration Rights Agreement) and (ii) two (2) year anniversary of the Closing Date (the "Adjustment Date"), the Conversion Price in effect exceeds the Market Price as of the Adjustment Date (the "Adjusted Conversion Price"), the Conversion Price hereunder shall be reset to the Adjusted Conversion Price as of the Adjustment Date. For the avoidance of doubt, the Adjusted Conversion Price, if any, shall not apply to any Conversion Amount converted into Common Stock prior to the Adjustment Date.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

The Initial Registration Statement became effective on May 7, 2008 and thus the Adjustment Date was May 7, 2009. The Weighted Average Price of the Common Stock for the 30 consecutive Trading Day period ended on May 6, 2009 was $4.2511 and, accordingly, the conversion price was adjusted on May 7, 2009 to $4.2511.

The derivative liability related to the embedded conversion option was adjusted as of May 7, 2009, based on the revised conversion price. As a result of the reduced conversion price, the derivative liability increased as of May 7, 2009 by $27.1 million, which amount is included in the change in the value of the derivative liability in the consolidated statement of operations and other comprehensive income (loss).

From May 7 to September 30 2009, $30.0 million of notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511. Pursuant to generally accepted accounting principles of the United States, the Company valued the conversion option on the note conversion date. A total of $32.1 million of the carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million.

Securities Purchase

On December 24, 2009, The Company sold  5,555,556 shares of our common stock and warrants to purchase up to 2,777,778 shares of our common stock in a registered direct offering. The common stock and warrants were sold in units, with each unit consisting of one share of common stock and a warrant to purchase 0.50 shares of common stock at an exercise price of $5.00 per share of common stock. Each unit was sold at a negotiated price of $4.50 per unit. The shares of common stock and warrants were issued separately but can only be purchased together in this offering.

The Warrants represent the right to purchase an aggregate of up to 2,777,778 shares of common stock at an initial exercise price of $5.00 per share. Each Warrant may be exercised at $5.00 per share at any time and from time to time on or after six months and one day following the closing.

Reset of Warrants Exercise Price

On December 24, 2009, the holders of the existing warrants 1,154,958 shares of our common stock (refer Notes in Note 11) entered into warrant reset aggrements whereby the exercise price was reset from $13.51 to $5 per share. And the number of shares of common stock issuable upon exercise of warrants was increased by 2.3775 times from 1,154,958 to 3,900,871. The company booked $10.1 million derivative loss in 2009 for this reset accordingly.

As of December 31 2009, in accordance with generally accepted accounting principles of the United States, the fair value of derivative liabilities described above was recalculated and increased by $5.3 million during the period, including $9.6 million for the increase in fair value of the warrants and $4.3 million for the decrease in fair value of the conversion option.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

As of December 31 2009, the balance of derivative liabilities, including 2009 issued warrants (see Note 18), was $23.3 million, which consisted of $20.8 million for the warrants and $2.5 million for the conversion option.

The carrying value of the notes was $1.1 million as of December 31, 2009. The effective interest charges on notes totaled $2.3 million, $3.6 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Note issuance cost was amortized to interest expense for the years ended December 31, 2009, 2008 and 2007 amounted to $0.06 million, $0.05 million and $0.03 million, respectively.

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $14.5 million, $12.0 million and $8.4 million for the years ended December 31 2009, 2008 and 2007, respectively.

Income tax payments amounted to $3.0 million, $6.6 million and $0.2 million for the years ended December 31 2009, 2008 and 2007, respectively.

Make whole Interest of $6.0 million has been capitalized into construction in progress and subsequently transferred to fixed assets for the years ended December 31, 2009.

Note 13 - Gain from debt extinguishment and Government grant

Debt extinguishment

For the year ended December 31, 2009, the Company recorded gain from debt extinguishment totaling $7.3 million. In 2009, Maoming, a subsidiary entered into a Debt Waiver Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $7.3 million (RMB 50.0 million) of debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at the date of purchase as defined in the accounting standard - business Combinations and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Government grant

Due to an increasing emphasis the government puts on energy savings and pollution emission controls, the Shaanxi Province Development and Reform Commission provided incentives for local companies to eliminate outdated iron and steel production machineries and equipment. The Company’s subsidiary, Longmen Joint Venture, received $4.3 million (RMB 29.2 million) in government grants for compliance in dismantling two blast furnaces for the year ended December 31, 2009. The Company wrote off the residual book value of the furnaces dismantled totaling $0.9 million (RMB 5.8 million), and recorded other income of $3.4 million for the year ended December 31, 2009.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the years ended December 31, 2009, 2008 and 2007 are as follows:
	December 31, 2009	December 31, 2008	December 31, 2007

Current	$2,155	$1,424	$5,225
Deferred	3,998	(6,835)	(389)
Total provision (benefit) for income taxes	$6,153	$(5,411)	$4,836

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Beginning balance	$7,487	$400
Xi’an Rolling Mill’s ,YuXin, YuTeng, HuaLong, TongXing and BaoTou Net operating loss carry-forward	(864)	4,945
Effective tax rate	25%	25%
Deferred tax asset	$(216)	$1,225
Long Gang Headquarter’s Net operating loss carry-forward	(26,193)	36,809
Effective tax rate	15%	15.2%
Deferred tax asset	$(3,929)	$5,610
Exchange difference	(1)	252
Totals	$3,341	$7,487

Under the Income Tax Laws of the PRC, the Company’s subsidiary, Daqiuzhuang Metal, is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. Daqiuzhuang Metal became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. Daqiuzhuang Metal is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of the PRC; it is eligible for an income tax rate of 24%. Therefore, Daqiuzhuang Metal is exempt from income taxes for the years ended December 31, 2005 and 2006 and is entitled to a 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2007, 2008 and 2009.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is calculated at 15%.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia and is subject to an income tax at an effective rate of 25%.

Maoming is located in Guangdong province and is subject to an income tax at an effective rate of 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31 2009, 2008 and 2007 as follows:

	December 31, 2009	December 31, 2008	December 31, 2007

U.S. Statutory rates	34.0%	34.0%	34.00%
Foreign income not recognized in the US	(34.0)%	(34.0)%	(34.0)%

China income taxes	25.0%	25.0%	33.0%
Tax effect of income not taxable for tax purposes (1)	(1.8)%	(4.3)%	(3.4)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(4.9)%	(12.0)%	(17.3)%

Total provision for income taxes	18.3%	8.7%	12.3%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by GSI that are not deductible/taxable in the PRC for the years ended December 31, 2009, 2008 and 2007.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $26.7 million as of December 31, 2009, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2009, 2008 and 2007, respectively. The net operating loss carry forwards for United States income taxes amounted to $5.3 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2009 was $1.8 million. The net change in the valuation allowance for the year ended December 31, 2009 and December 31, 2008 was an increase of $0.9 million and $0.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $435.1 million and $409.8 million for the year ended December 31, 2009, $341.5 million and $308.5 million for the year ended December 31, 2008, $189.8 million and $159.1 million for the year ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

As of December 31, 2009, the Company had prepaid VAT credits of $19.5 million which can be applied to offset with subsequent year’s VAT on sales.

Taxes payable consisted of the following:
	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
VAT taxes payable	$3,861	$8,985
Income taxes payable	1,633	2,510
Misc taxes	1,427	2,422
Totals	$6,921	$13,917

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

	2009	2008	2007
	(in thousands except per share data)
(Loss) Income attributable to holders of common shares	$(25,244)	$(11,323)	$22,426
Basic weighted average number of common shares outstanding	41,860,238	35,381,210	32,424,652
Diluted weighted average number of common shares outstanding	41,860,238	35,381,210	32,558,350

Earnings per share
Basic	$(0.60)	$(0.32)	$0.69
Diluted	$(0.60)	$(0.32)	$0.69

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

For the years ended December 31, 2009 and 2008, the Company incurred a net loss; therefore there is no dilutive effect for its earnings per share.

For the year ended December 31, 2007, the Company has 1,176,665 shares of mandatory redeemable shares which are excluded from the calculation of basic and diluted EPS pursuant to accounting standards. All outstanding warrants issued in connection with the redeemable shares were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 16 – Related party balances and transactions

The Company subleased a portion of its land use rights to Tianjin Jing Qiu Steel Market Company, a related party under common control. The Company’s Chairman, CEO and major shareholder, Zuosheng Yu (aka Henry Yu), is the chairman and the largest shareholder of Jing Qiu Steel Market Company. The lease term is one year and is renewed annually. The income generated from the rental amounted to the following for the year-ended:

	2009	2008	2007
	in thousands
Rental Income	$1,780	$1,737	$1,588

Tianjin Dazhan Industry Co., Ltd. (“Dazhan”) and Tianjin Hengying Trading Co., Ltd. (“Hengying”) are steel trading companies controlled by the Company’s Chairman, CEO and major shareholder, Zuosheng Yu. Dazhan and Hengying acted as trading agents of the Company to make purchases and sales for the Company.  The purchase and sales from the aforementioned related parties amounted to the following for the year-ended:

Through Hengying& Dazhan	2009	2008	2007
	(in thousands)
Purchase from Hengying and Dazhan	$45,296	$76,434	$92,584
Sales to Hengying and Dazhan	$2,334	$33,413	$32,743

All transactions with related parties are short-term in nature. Settlements for the balances are usually in cash. The following charts summarize the related party transactions as of December 31, 2009 and December 31, 2008.

a.	Other receivables - related parties:

Name of related parties	Relationship	December 31 2009	December 31, 2008
		(in thousands)	(in thousands)
Beijing Wendlar	Common control under CEO	$	$376
Shanxi Longmen Steel Group	General Steel’s joint venture partner	19,226	-
Mao Ming Sheng Zhe	Common control under CEO	3,021	-
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	10,268	-
Tianjin Jin Qiu Steel Market	Common control under CEO	147	147
Tianjing General Steel Management Service Co., Ltd	Common control under CEO	8	-
Total		$32,670	$523

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

b.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	December 31, 2009	December 31, 2008
		(in thousands)	(in thousands)
Li Yuan Xi Mei	Longmen JV’s subsidiary	$	$502
Tianjin Jin Qiu Steel Market	Common control under CEO	2,995	-
Baogang Jianan	noncontrolling shareholders of one subsidiary	-	1,873
Total		$2,995	$2,375

c.	Accounts payable due to related parties:

Name of related parties	Relationship	December 31, 2009	December 31, 2008
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$17,256	$10,630
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	6,047	-
Henan Xinmi Kanghua	Longmen JV’s subsidiary’s joint venture partner	960	1,501
Zhengzhou Shenglong	Longmen JV’s subsidiary’s joint venture partner	91	-
Baotou Shengda Steel Pipe	Common control under CEO	-	1,558
ShanXi Fangxin	Longmen JV’s subsidiary’s joint venture partner	373	1,451
Baogang Jianan	Noncontrolling shareholders of one subsidiary	38	187
Jingma Jiaohua	Longmen JV’s subsidiary (unconsolidated)	1,360	-
Huashan metallurgy	Longmen JV’s subsidiary	601	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of one subsidiary of Longmen Joint Venture	1,315	-
Shanxi Hong guang Steel Logistics	Owned by noncontrolling shareholder of one subsidiary	329	-
Shanxi Longmen Steel Group Xian Steel	Longmen JV’s subsidiary (unconsolidated)	14,905	-
Shanxi Xian International Yulong Hotel	Owned by noncontrolling shareholder of one subsidiary	76	-
Tianjin Tongyong Qiugang Pipe	Common control under CEO	4,800	-
Total		$48,151	$15,327

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

d.	Short-term loans due to related parties:

Name of related parties	Relationship	December 31, 2009	December 31, 2008
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$3,946	$3,946

Tianjin Hengying Trading Co., Ltd	Common control under CEO	3,404	3,404

Shaanxi Shenganda Trading Co., Ltd	Owned by noncontrolling shareholder of one subsidiary	4,401	-

Total		$11,751	$7,350

e.	Other payables due to related parties:

Name of related parties	Relationship	December 31, 2009	December 31, 2008
		(in thousands)	(in thousands)
Golden Glister	Chairman of General Steel Holdings, Inc. owns more than 5% in this company	$-	$600
Tianjin Hengying Trading Co, Ltd	Common control under CEO	2,415	-
Beijing Wendlar	Common control under CEO	704	-
Yangpu Capital Automobile	Common control under CEO	587	-
Baotou Shengda Steel Pipe	Common control under CEO	-	77
Total		$3,706	$677

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

f.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2009	December 31, 2008
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$1,544	$2,760
Tianjin Hengying Trading Co., Ltd	Common control under CEO	203	-
Haiyan	Longmen JV’s subsidiary (unconsolidated)	1,316	1,522
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of one subsidiary of Longmen Joint Venture	728	-
Maoming Heng Da Materials	Common control under CEO	-	2,934
Total		$3,791	$7,216

The Company also guaranteed bank loans of related parties amounting to $93.6 million as of December 31, 2009.

Note 17 – Business combination

On January 14, 2008, the Company through Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture contributed its land use right of approximately 53 acres (217,487 square meters) with an appraised value of approximately $4.1 million (RMB 30 million). Pursuant to the agreement, the land will be converted into shares valued at approximately $3.1 million (RMB 23 million), providing the Joint Venture stake of 22.76% ownership in Tongxing and making it Tongxing’s largest controlling shareholder. The parties agreed to make the effective date of the transaction January 1, 2008. The acquisition is accounted for as an acquisition under common control.

		Assumed by
Tongxing	Book Value	Longmen Joint Venture (22.76%)
	(in thousands)	(in thousands)
Current assets	$55,505	$12,633
Noncurrent assets	8,088	1,841
Total assets	63,593	14,474
Total liabilities	50,782	11,558
Net assets	$12,811	$2,916

On August 11, 2008, the Company through its subsidiary, Longmen Joint Venture, completed its acquisition of a controlling interest in Beijing Hua Tian Yu Long International Steel Trade Co., Ltd. The Longmen Joint Venture paid $0.1 million (RMB 0.9 million) for 50% equity based on the appraisal value on December 31, 2008.

On June 25, 2008, the Company through Qiu Steel Investment entered an into equity purchase agreement with the shareholders of Maoming to acquire a 99% equity of Maoming. The total purchase price for the acquisition is $7.3 million (RMB 50 million). The fair value of Maoming was $10.1 million (RMB 69 million) as of December 31 2008.  Pursuant to generally accepted accounting principles of the United States, the excess of total fair value acquired over purchase price should be allocated as a pro rata reduction of non-current assets. Subsequently, the Company recorded the difference as a reduction of fixed assets acquired.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The joint venture’s name is Maoming Heng Da Steel Group Co. Ltd., a company formed under the laws of the PRC. It is located in Maoming city, Guangdong province in China. It produces and sells high speed wire.

Maoming		Assumed by
(in thousands)	Fair Value	The Company (99%)
Current assets	$45,314	$44,861
Non-current assets	81,780	78,291
Total assets	127,094	123,152
Total liabilities	117,027	115,857
Net assets	$10,067	$7,295

Distribution payable to former shareholders for the above acquisitions amount to $16.4 million and $18.8 million as of December 31, 2009 and December 31, 2008, respectively.

Note 18 - Equity

2008 Equity Transactions

Stock issuance for compensation and services

On February 5, 2008, the Company issued senior management and directors 76,600 shares of common stock at $7.16 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.5 million for the year ended December 31, 2008.

On April 14, 2008, the Company, Mr., Zuosheng Yu, (CEO of the Company) and Mr. Zhang Dan Li (member of the Board of Directors of the Company and of Long Men Joint Venture) entered into a compensation agreement in which Mr. ZuoSheng Yu agreed to transfer 600,000 shares to Mr. Zhang Dan Li in exchange for 15 years of service in the Company. Pursuant to Generally accepted accounting principles in the United States regarding (Share-Based Payment) share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity is treated as compensation as if the shareholder has made a capital contribution. The shares are valued at $6.91 on the grant date for a total of $4.1 million and will be amortized over the life agreement. A total of $0.2 million of compensation expense and additional paid in capital has been recorded in 2008.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

On October 28, 2008, the company granted Teamlink Investment Limited, 100,000 shares of commons stock at $3.6 per share as consulting service expense $0.4 million. According to the period of service provided, $0.1 million was recorded as expense in 2008 and $0.3 million will be amortized within 10 months. $0.3 million of public relationship expense had been recorded for the nine months ended December 31, 2009.

On November 24, 2008, the Company granted senior management and directors 87,550 shares of common stock at $3.50 per share, as compensation. The shares were valued at the market price on the date granted. The Company recorded compensation expense of $0.3 million for the year ended December 31, 2008.

Convertible notes conversion

On January 8, 2008 the Company issued 150,000 shares of common stock at $10.43 per share as additional note issuance cost totaled $1.6 million. The shares price is determined as the quoted market price on the date granted.

In July 2008, 541,299 shares of common stock were issued upon conversion of notes with a carrying value of $6.8 million at a conversion price of $12.48. In addition 195,965 shares of common stock were issued as make whole interest expense of $2.3 million.

Exercise of warrants

In September 2008, 140,000 warrants, issued in connection with the redeemable preferred stock, were exercised at $5.00 per share.

2009 Equity Transactions

Stock issuance for debt repayment

On May 8, 2009, the Company issued 300,000 shares of common stock to Maoming’s debtor, Guangzhou Hengda at $6 per share, as cash payments made for settling other short term loan.

Stock issuance for compensation and services

On March 9, 2009, the Company granted senior management and directors 109,250 shares of common stock at $1.85 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.2 million.

On April 7, 2009, the Company granted senior management and directors 106,750 shares of common stock at $2.77 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.3 million.

On September 1, 2009, the Company granted Huamei 21st Century Limited, 170,000 shares of common stock at $3.60 per share as consulting service expense totaling $0.6 million. According to the period of service provided, $0.1 million was recorded as expense in 2009 and $0.5 million will be amortized within 20 months.

On September 2, 2009, the Company granted senior management and directors 107,050 shares of common stock at $3.62 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.4 million.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

On November 2, 2009, the Company granted senior management and directors 103,600 shares of common stock at $3.62 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.4 million.

Convertible notes conversion

On January 15, 2009, the Company granted convertible notes holders 152,240 shares of common stock at $3.66 per share, as share payments for interest. The shares were computed as 90% of the arithmetic average of the Weighted Average Price of the Common Shares on each for the ten consecutive Trading Days immediately preceding the applicable Interest Date.

On July 15 and Aug 21, 2009 the Company granted convertible notes holders 44,065 shares of common stock at price of $4.2511 as cash payments made for interest.

From May 7 to December 31, 2009, $30.0 million of notes was converted to 7,045,274 shares of common stock at Conversion Price, $4.2511. According to the convertible bond agreement, the Company incurred the make whole interest expense of $8.8 million. As of December 31, 2009, 1,795,977 shares of common stock had been issued. See note 11 for details.

On December 24, 2009, in connection with the financing described below, the existing warrants, strike price reduced from $13.51 to $5 and number of shares increased by 2.3775 from 1,154,958 to 3,900,871. The initial value of the revised warrants was determined using the Cox-Ross-Rubinstein binomial model based on the following variables:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.76%
•	Expected lives of five years
•	Market price at issuance date of $4.57
•	Strike price of $5.00

The warrants were re-valued at $13.3 million when the warranty terms were amended on December 24, 2009. At December 31, 2009, the estimated fair value of the warrants was $12.7 million, resulting in a total loss of $9.7 million, which was recorded in the Company’s consolidated statements of operations and other comprehensive income (loss).

2009 financing

On December 24, 2009, the Company entered into a Securities Purchase Agreement with certain institutional investors issuing 5,555,556 shares and 2,777,778 warrants (the “2009 Warrants”). The warrants can be converted to common stock from June 24, 2010 to June 23, 2013 at $5 per share. The warrants have a strike price equal to $5.00 and a term of two and a half years. Because the warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, and the warrants permit holder to request cash buy-back in the event of a Fundamental Transaction, which is significant changes in the Company structure and/or equity, these warrants do not meet the requirements of the accounting standards to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period.

The initial value of the warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.28%
•	Expected lives of two and a half years
•	Market price at issuance date of $4.57
•	Strike price of $5.00

The newly issued warrants were valued at $8.5 million when they were issued on December 24, 2009. At December 31, 2009, the estimated fair value of the warrants was $8.1 million, resulting in a gain of $0.4 million, which was recorded in the Company’s consolidated statement of operations and other comprehensive income (loss).

The volatility of the Company’s common stock was based on the Company’s historical stock prices, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the warrants.  The value of the warrants was based on the Company’s common stock price on the date the warrants were issued.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2008	1,388,292
Granted	-
Forfeited	(93,334)
Exercised	(140,000)

Outstanding As of December 31, 2008	1,154,958
Granted	5,523,691
Forfeited	-
Exercised	-
Outstanding As of December 31, 2009	6,678,649

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5	6,678,649	3.0	$5	3,900,871	3.36

Note 19 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $3.8 million, $3.0 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Commitments

Daqiuzhuang Metal provides dormitory facilities for its employees under a 10 year rental contract. The agreement began January 2006 and required full prepayment for the 10 year period totaling $0.5 million.

Daqiuzhuang Metal rented land for 50 years starting September 2005. Total amount of the rent over the 50 years period is approximately $1.0 million (or RMB 8 million).

Baotou Steel Pipe Joint Venture has 5 years rental agreement with Bao Gang Jian An for buildings. The agreement began June 2007 for $0.3 million (or RMB1.8 million) per year.

As of December 31, 2009, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended December 31,	Amount
(in thousands)
2010	$264
2011	264
2012	132
2013	-
2014	-
Thereafter	661
Total	$1,321

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Total rental expense amounted to $0.3 million, $0.3 million and $0.2 million for the years ended December 31 2009, 2008 and 2007, respectively.

Hancheng Tongxing Metallurgy Co., Ltd., one subsidiary of Longmen Joint Venture, is obligated to contribute $33.0 million (RMB 225 million), as registered capital to Shaanxi Longmen Coal and Chemical Co., Ltd by the end of 2010. Tongxing had contributed $6.6 million as of December 31, 2009.

Long Men Joint Venture has a $14.6 million contractual obligation in its construction project as of December 31 2009.

The Company entered an agreement to build a TRT Electricity Generator inside the subsidiary, Longmen Joint Venture’s production plant. The Company makes payments for the cost via scheduled payments after the TRT was put into use in April 2009. The future payment schedule associated with the arrangement is as follow:

Year ended December 31,	Amount
(in thousands)
2010	$3,315
2011	1,658
Thereafter	-
Total	$4,973

Contingencies

As of December 31, 2009 the Company guaranteed bank loans for related parties and third parties bank loans, including line of credit, amounting to $192.4 million.

Longmen Joint Venture had $186.5 million guarantees as of December 31, 2009.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Importation L/C	$17,604	July 2009 to July 2010
Domestic L/C	1,467	July 2009 to July 2010
Bank loan	156,382	Various from March 2009 to December 2010
Notes payable	11,003	Various from March 2009 to July 2010
Total	$186,456

Maoming had $5.9 million in guarantees as of December 31, 2009.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Bank loan	$5,868	Various from June 2009 to October 2010

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

The Company has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote.

Note 22 – Segments

The Company sells steel which is used by customers in various industries.  The Company’s chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by product lines for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level.  Based on qualitative and quantitative criteria established by the accounting standards, the Company considers itself to be operating within one reportable segment.

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines is as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)	(in thousands)	(in thousands)
Products
Re-bar	$1,534,696	$1,182,433	$618,315
Hot-Rolled Sheets	58,833	132,458	147,727
High Speed Wire	62,487	23,280	-
Spiral-Welded Steel Pipe	12,430	13,032	6,398

Total sales revenue	$1,668,446	$1,351,203	$772,440

Note 23 – Subsequent Event

The Company expects to finalize the lease of Daqiuzhuang facility and operation by the facility’s current general manager.  Changing the business model of this facility from a direct operations model to a leased operations model will allow us to reduce overhead costs and provide a steady revenue stream in the form of fixed monthly lease revenue.  The Company will disclose specific terms of the lease agreement when the definitive agreement is finalized approximately at the end of March 2010.

The Company evaluated subsequent events through the date these consolidated financial statements were issued.

See report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level to provide information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles of the United States and includes those policies and procedures that:

•       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles of the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our company’s internal control over financial reporting as of December 31, 2009 has been audited by Frazer Frost, LLP, our company’s independent registered public accountants, as stated in its report attached hereto.

c)	Changes in Internal Control over Financial Reporting

As reported in our 2008 Form 10-K, management had identified related party transaction identification and accounting personnel competence as material weaknesses as of December 31, 2008. Our efforts to remediate the weaknesses in our internal controls included:

•	Identifying and hiring additional accounting personnel with U.S. GAAP and SEC reporting experience;
•	Providing training to our finance personnel to improve their knowledge of U.S. GAAP and SEC reporting requirements;
•	Engaging PriceWaterhouseCoopers to consult on our internal audit function as well as other internal control practices;
•	Developing specific procedures and controls on related party identification as below:
o	Develop an accounting manual in defining related parties
o	Develop a checklist for identifying new customers and vendors
o	Coordinate with administrative and sales departments to identify unusual transactions
o	Reevaluate all major customers and vendors according to our accounting manual
o	Develop a new function of accounting software to automate manual processes especially in the area of related party transaction identification.

During the year ended December 31, 2009, there were no significant changes other than those described above in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings Inc. and Subsidiaries

We have audited General Steel Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operation and other comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows of the Company and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

March 16, 2010

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information to be included in the sections entitled, “Election of Directors” and “Our Executive Officers,” respectively, in the Definitive Proxy Statement for the Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after December 31, 2009 (the “2010 Proxy Statement”) is incorporated herein by reference.

The information to be included in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

The information to be included in the section entitled “Code of Business Conduct and Ethics” in the 2010 Proxy Statement is incorporated herein by reference.

We have filed, as exhibits to this annual report, the certifications of our Principal Executive Officer and Principal Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION.

The information to be included in the sections entitled “Executive Compensation” and “Directors’ Compensation” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information to be included in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information to be included in the sections entitled “Certain Relationships and Related Transactions,” “Board Independence,” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

We were notified that, effective January 1, 2010, certain partners of its previous independent accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”), and certain partners of Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us. On January 7, 2010, the Audit Committee of our Board of Directors approved the engagement of Frazer Frost as MSWFT’s successor to continue as our independent accounting firm.

The information to be included in the section entitled “Independent Registered Public Accountants” in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2009 and 2008

•	Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008, and 2007

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3) – LIST OF EXHIBITS

Exhibit Number	Description

1.1
Baotou Steel - GSHI Special Steel Joint Venture Agreement dated as of September 28, 2005 by and between Baotou Iron & Steel (Group) Co., Ltd., General Steel Investment Co., Ltd. and Daqiuzhuang Metal Sheet Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on October 31, 2005 and incorporated herein by reference).

1.2
Placement Agent Agreement dated December 24, 2009, by and between FT Global Capital, Inc., Rodman & Renshaw, LLC, and General Steel Holdings, Inc. (included as Exhibit 1.1 to the Form 8-K with the Commission on December 24, 2009 and incorporated herein by reference).

2.1
Agreement and Plan of Merger dated as of October 14, 2004 by and among American Construction Company, General Steel Investment Co., Ltd. and Northwest Steel Company, a Nevada corporation (included as Exhibit 2.1 to the Form 8-K/A filed with the Commission on October 19, 2004 and incorporated herein by reference).

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (filed herewith).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (filed herewith).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (filed herewith).

4.1	Subscription Agreement (included as Exhibit 4.1 to the Form SB-2/A, filed with the Commission on September 12, 2003 and incorporated herein by reference).

4.2	Form of Warrant (included as Exhibit 99.3 to the Form 8-K/A, filed with the Commission on December 14, 2007 and incorporated herein by reference).

4.3	Form of Convertible Note (included as Exhibit 99.2 to the Form 8-K, filed with the Commission on December 14, 2007 and incorporated herein by reference).

4.4	Form of Common Stock Purchase Warrant (included as Exhibit 4.1 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

4.5
Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and Hudson Bay Fund, LP (included as Exhibit 10.3 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

4.6
Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and the holders of the December 2007 Warrants (not including Hudson Bay Fund, LP) (included as Exhibit 10.4 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.1
Investment Agreement, dated December 12, 2007, by and between Shaanxi Longmen Iron and Steel Co., Ltd. and certain shareholders of Hancheng Tongxing Metallurgy Co., Ltd. (included as Exhibit 99.1 to the Form 8-K filed on January 11, 2008 and incorporated herein by reference).

10.2
Equity Purchase Agreement, dated June 25, 2008, by and between the Company and Tianjin Qiu Steel Investment Limited with Maoming Hengda Steel Group Limited, Beijing Tianchenghengli Investments Limited and Mr. Chen Chao (included as Exhibit 99.1 to the Form 8-K filed on June 30, 2008 and incorporated herein by reference).

10.3
Letter of Intent, dated as of September 1, 2008 between the Company and Yantai Steel Pipe Co., Ltd. of Laiwu Iron & Steel Group (included as Exhibit 10.1 to the Form 8-K filed on September 4, 2008 and incorporated herein by reference).

10.4
Debt Waive Agreement, dated September 27, 2008, by and between the Maoming Hengda Steel Group Limited and Guangzhou Hengda Industrial Group Limited (included as Exhibit 99.1 to the Form 8-K filed on September 29, 2008 and incorporated herein by reference).

10.5	Form of Securities Purchase Agreement (included as Exhibit 99.1 to the Form 8-K/A, filed with the Commission on December 14, 2007 and incorporated herein by reference).

10.6	Form of Registration Rights Agreement (included as Exhibit 99.5 to the Form 8-K/A, filed with the Commission on December 14, 2007 and incorporated herein by reference).

10.7	Certificate of Designation dated August 15, 2007 (included as Exhibit 10.6 to the Form 10-K, filed with the Commission on March 31, 2008 and incorporated herein by reference).

10.8	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.9	Service Agreement, dated February 25, 2009, by and between General Steel Holdings, Inc. and James Hu thereto (included as Exhibit 10.1 to the February 27, 2009 and incorporated herein by reference).

10.10
Form of Securities Purchase Agreement, dated as of December 24, 2009, by and between General Steel Holdings, Inc. and each purchaser signatory thereto (included as Exhibit 10.1 to the December 24, 2009 and incorporated herein by reference).

10.11	Form of Voting Agreement (included as Exhibit 10.2 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.12
Amendment to the Securities Purchase Agreement dated October 5, 2009 to the Securities Purchase Agreement, December 13, 2007 by and among General Steel Holdings, Inc. and the Buyers set forth therein (filed herewith).

21	Subsidiaries of the registrant.

23	Consent of Frazer Frost, LLP (filed herewith).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu Title: Chief Executive Officer and Chairman Date: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer	March 16, 2010
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Director and Chief Financial Officer	March 16, 2010
CHEN, John	(Principal Accounting and Financial Officer)

/s/ Ross Warner	Director	March 16, 2010
WARNER, Ross

/s/ Dan Li Zhang	Director and	March 16, 2010
ZHANG, Dan Li	General Manager of Longmen Joint Venture

/s/ John Wong	Independent Director	March 16, 2010
WONG, John

/s/ Qing Hai Du	Independent Director	March 16, 2010
DU, Qing Hai

/s/ Zhong Kui Cao	Independent Director	March 16, 2010
CAO, Zhong Kui

/s/ Chris Wang	Independent Director	March 16, 2010
WANG, Chris

/s/ James Hu	Independent Director	March 16, 2010
HU, James