Form 10-Q
period 2010-03-31
GENERAL STEEL HOLDINGS INC
filed 2010-05-10
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 001-33717

General Steel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	41-2079252
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Room 2315, Kuntai International Mansion Building,
Yi No. 12, Chaoyangmenwai Ave.
Chaoyang District, Beijing, China 100020
(Address of Principal Executive Office, Including Zip Code)

+86(10)58797346
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of May 7, 2010, 51,855,695 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$91,032	$82,118
Restricted cash	226,712	192,041
Notes receivable	24,423	29,185
Restricted notes receivable	24,225	-
Accounts receivable, net of allowance for doubtful accounts of $402 and $490 as of March 31, 2010 and December 31, 2009, respectively	22,174	8,525
Accounts receivable - related party	4,751	-
Other receivables, net of allowance for doubtful accounts of $10 and $14 as of March 31, 2010 and December 31, 2009, respectively	5,571	5,357
Other receivables - related parties	28,716	32,670
Dividend receivable	3,426	2,372
Inventories	237,695	208,087
Advances on inventory purchase	34,930	29,099
Advances on inventory purchase - related parties	48,791	2,995
Prepaid value added tax	11,502	19,488
Deferred tax assets	5,722	3,341
Total current assets	769,670	615,278

PLANT AND EQUIPMENT, net	552,851	555,111

OTHER ASSETS:
Advances on equipment purchase	12,621	8,419
Investment in unconsolidated subsidiaries	20,180	20,022
Long-term deferred expense	1,973	2,069
Intangible assets, net of accumulated amortization	23,565	23,733
Note issuance cost	400	406
Plant and equipment to be disposed	2,684	3,026
Total other assets	61,423	57,675

Total assets	$1,383,944	$1,228,064

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$323,987	$254,608
Accounts payable	159,389	158,126
Accounts payable - related parties	52,300	48,151
Short term loans - bank	174,655	148,968
Short term loans - others	113,351	110,358
Short term loans - related parties	-	11,751
Other payables and accrued liabilities	15,808	16,222
Other payable - related parties	20,989	3,706
Customer deposit	220,623	208,765
Customer deposit - related parties	40,083	3,791
Deposit due to sales representatives	65,843	49,544
Taxes payable	5,676	6,921
Distribution payable to former shareholders	14,519	16,434
Total current liabilities	1,207,223	1,037,345

CONVERTIBLE NOTES PAYABLE, net of debt discount of $2,188 and $2,250 as of March 31, 2010 and December 31, 2009, respectively	1,112	1,050

DERIVATIVE LIABILITIES	19,401	23,340

Total liabilities	1,227,736	1,061,735

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 51,855,695 and 51,618,595 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	52	52
Paid-in-capital	96,585	95,588
Statutory reserves	6,162	6,162
Accumulated deficits	(21,919)	(16,410)
Accumulated other comprehensive income	8,037	8,336
Total shareholders' equity	88,920	93,731

NONCONTROLLING INTERESTS	67,288	72,598

Total equity	156,208	166,329

Total liabilities and equity	$1,383,944	$1,228,064

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
REVENUES	$317,628	$262,414

REVENUES - RELATED PARTIES	135,395	60,379

TOTAL REVENUES	453,023	322,793

COST OF REVENUES	317,576	252,002

COST OF REVENUES - RELATED PARTIES	129,714	57,870

TOTAL COST OF REVENUES	447,290	309,872

GROSS PROFIT	5,733	12,921

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,141	9,168

(LOSS) INCOME FROM OPERATIONS	(6,408)	3,753

OTHER INCOME(EXPENSE)
Interest income	1,120	879
Finance/interest expense	(10,963)	(2,939)
Change in fair value of derivative liabilities	3,939	4,115
Gain from debt extinguishment	-	2,930
Government grant	-	3,520
Income from equity investments	1,682	(55)
Other non-operating (expense) income, net	(4)	510
Total other (expense) income, net	(4,226)	8,960

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(10,634)	12,713

PROVISION FOR INCOME TAXES
Current	621	164
Deferred	(2,588)	1,222
Total (benefit) provision for income taxes	(1,967)	1,386

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	(8,667)	11,327

Less: Net (Loss) income attributable to noncontrolling interest	(3,160)	3,993

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	(5,507)	7,334

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(299)	(177)
Comprehensive income (loss) attributable to noncontrolling interest	165	(75)

COMPREHENSIVE (LOSS) INCOME	$(5,641)	$7,082

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	51,652,843	36,285,312

(LOSS) EARNINGS PER SHARE
Basic & Diluted	$(0.11)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

									Accumulated
	Preferred stock		Common stock			Retained earnings / Accumulated deficits			other
					Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals
BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,129	$4,902	$10,092	$(960)	$8,705	$54,330	$114,237

Net income							7,335			3,993	11,328
Adjustment to statutory reserve						260	(260)				-
Common stock issued for compensation, $1.85			109,250	0.11	202						202
Common stock issued for interest payment, $3.66			152,240	0.15	558						558
Common stock transferred by CEO for compensation, $6.91					69						69
Foreign currency translation adjustments									(177)	(75)	(252)
BALANCE, March 31, 2009, unaudited	3,092,899	$3	36,390,323	$36	$37,958	$5,162	$17,167	$(960)	$8,528	$58,248	$126,142

Net loss attributable to controlling interest							(32,579)				(32,579)
Net income attributable to noncontrolling interest										17,570	17,570
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(3,305)	(3,305)
Adjustment to statutory reserve						1,000	(1,000)				-
Common stock issued for compensation			487,400	0.77	1,673						1,674
Common stock issued for interest payments			44,065	0.20	187						187
Common stock issued for repayment of debt, $6.00			300,000	0.30	1,800						1,800
Notes converted to common stock			7,045,274	7.05	32,072						32,079
Make whole shares issued on notes conversion			1,795,977	1.80	7,085						7,087
Common stock transferred by CEO for compensation, $6.91					207						207
Reduction of registered capital								960			960
Common stock issued for private placement			5,555,556	5.56	14,607						14,613
Foreign currency translation adjustments									(192)	378	186

BALANCE, December 31, 2009	3,092,899	$3	51,618,595	$52	$95,589	$6,162	$(16,412)	$-	$8,336	$72,598	$166,328

Net loss attributable to controlling interest							(5,507)				(5,507)
Net loss attributable to noncontrolling interest										(3,160)	(3,160)
Distribution of dividend to noncontrolling shareholders										(1,045)	(1,045)
Noncontrolling interest acquired										(1,270)	(1,270)
Common stock issued for compensation			237,100	0.24	927						927
Common stock transferred by CEO for compensation, $6.91					69						69
Foreign currency translation adjustments									(299)	165	(134)

BALANCE, March 31, 2010, unaudited	3,092,899	$3	51,855,695	$52	$96,585	$6,162	$(21,919)	$-	$8,037	$67,288	$156,208

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income attributable to controlling interest	$(5,507)	$7,334
Net (loss) income attributable to noncontrolling interest	(3,160)	3,993
Consolidated net (loss) income	(8,667)	11,327
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	9,586	6,249
Debt extinguishment	-	(2,930)
Bad debt allowance	(94)	(3,518)
Stock issued for services and compensation	996	271
Income from investment	(1,682)	-
Amortization of deferred note issuance cost and discount on convertible notes	68	21
Change in fair value of derivative instrument	(3,939)	(4,115)
Deferred tax assets	(2,484)	989
Changes in operating assets and liabilities	-	-
Accounts receivable	(13,556)	(11,764)
Accounts receivable - related parties	(4,750)	-
Notes receivable	4,760	20,838
Other receivables	256	2,759
Other receivables - related parties	(389)	(1,736)
Inventories	(36,689)	(48,394)
Advances on inventory purchases	(5,945)	10,249
Advances on inventory purchases - related parties	(44,257)	(7,552)
Accounts payable	1,556	1,285
Accounts payable - related parties	8,699	21,861
Other payables	(1,384)	7,230
Other payables - related parties	17,291	8,180
Accrued liabilities	1,614	3,883
Customer deposits	14,521	6,103
Customer deposits - related parties	36,280	(5,121)
Taxes payable	9,978	190
Net cash (used in) provided by operating activities	(18,231)	16,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	-	(6,593)
Dividend receivable	(1,554)	-
Deposits due to sales representatives	16,894	35,723
Advance on equipment purchases	(4,664)	1,198
Equipments purchase	(6,713)	(41,415)
Intangible assets purchase	(103)	(163)
Payments to original shareholders	(3,732)	-
Net cash provided by (used in) investing activities	128	(11,250)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(34,660)	(43,802)
Notes receivable - restricted	(24,216)	-
Borrowings on short term loans - bank	95,015	51,733
Payments on short term loans - bank	(69,336)	(33,548)
Borrowings on short term loan - others	27,945	13,296
Payments on short term loans - others	(24,954)	(7,151)
Payments on short term loans - others-related parties	(11,747)	-
Borrowings on short term notes payable	251,725	158,810
Payments on short term notes payable	(182,369)	(120,138)
Net cash provided by financing activities	27,403	19,200

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(386)	(22)

INCREASE IN CASH	8,914	24,233

CASH, beginning of period	82,118	14,895

CASH, end of period	$91,032	$39,128

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1 – Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, operates a portfolio of steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation is manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

Started on January 1, 2010, one of the Company’s subsidiaries, General Steel (China) Co. Ltd. changed its business model from a direct operations model to a lease operations model which will provide a steady revenue stream in the form of fixed monthly lease revenue.  See note 16 for details of the lease transaction.

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

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

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
March 31, 2010
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

Cash includes cash on hand and demand deposits in accounts maintained with banks within PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2010 and December 31, 2009 amounted to $317.5 million and $274.2 million, respectively. As of March 31, 2010, $2.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company had five major customers, all distributors, which represented approximately 31% and 30% of the Company’s total sales for the three months ended March 31, 2010 and 2009, respectively. No accounts receivable was due from the five major customers as of March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, the Company purchased approximately 47% and 24%, respectively, of their raw materials from five major suppliers. Five vendors accounted for 9% and 15% of total accounts payable as of March 31, 2010 and 2009, respectively.

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

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The Company’s subsidiaries in China use the local currency, Renminbi (RMB), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of changes in equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Translation adjustments included in accumulated other comprehensive income amounted to $8.0 million and $8.3 million as of March 31, 2010 and December 31, 2009, respectively. The balance sheet amounts, with the exception of equity at March 31, 2010 and December 31, 2009 were translated at 6.82 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the three months ended March 31, 2010 and December 31, 2009, were 6.82 RMB and 6.82 RMB respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The Company’s investment in unconsolidated subsidiaries amounted to $20.2 million as of March 31, 2010. Since there is no quoted or observable market price for the fair value of similar long term investments, the Company then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that the Company contributed and income from investment. The carrying value of the long term investments approximated the fair value as of March 31, 2010.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

As of March 31, 2010, the outstanding convertible note principal amounted to $3.3 million, and the carrying value of the convertible note amounted to approximately $1.1 million. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

(in thousands)	Carrying Value as of March 31, 2010	Fair Value Measurements at March 31, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Long-term investments	$20,180			$20,180
Derivative liabilities	$19,401		$19,401
Convertible notes payable	$1,112			$750

Except for the investments, convertible notes payable and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

Level 3 Valuation Reconciliation:

Long term Investment
(in thousands)
Balance, December 31, 2009	$20,022
Current period additional investments	-
Current period dispositions	-
Dividend entitled	-
Current period investment gain	158
Balance, March 31, 2010 (Unaudited)	$20,180

Convertible Notes
(in thousands)
Balance, December 31, 2009	$1,050
Current period effective interest charges on notes	150
Interest paid	(88)
Balance, March 31, 2010 (Unaudited)	$1,112

Cash

Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $24.4 million and $29.2 million outstanding as of March 31, 2010 and December 31, 2009, respectively.

Restricted notes receivable represents notes pledged as collaterals of short term loans from banks. As of March 31, 2010 and December 31, 2009, restricted notes receivable amounted to $24.2 million and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods amounted to $2.1 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”.   General Steel (China) acquired land use rights in 2001 for a total of $3.5 million. These land use rights are for 50 years and expire in 2050 and 2053. However, General Steel (China)'s initial business license had a ten-year term. Therefore, management elected to amortize the land use rights over the ten-year business term. General Steel (China) became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; however, the Company decided to continue amortizing the land use rights over the original ten-year business term.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Longmen Group contributed land use rights for a total amount of $21.8 million to the Longmen Joint Venture. The land use rights are for 50 years and expire in 2048 to 2052.

Maoming has land use rights amounting to $2.2 million for 50 years and expires in 2054.

Entity	Original Cost	Years of Expiration
	(in thousands)
General Steel (China) Co., Ltd	$3,481	2051
Longmen Joint Venture	$21,851	2045 & 2054
Maoming Hengda Steel Group Co., Ltd	$2,240	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2010, the Company expects these assets to be fully recoverable.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value.

The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Other equipment	5 Years
Transportation Equipment	5 Years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events or changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2010, the Company expects these assets to be fully recoverable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

The Company’s direct subsidiaries, Longmen Joint Venture and indirect subsidiaries, Hancheng Tongxing Metallurgy Co., Ltd. invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$2,924	22.0
Shaanxi Xinglong Thermoelectric Co., Ltd	2004-2007	7,845	20.7
Shaanxi Longgang Group Xian steel Co., Ltd	2005	107	10.0
Huashan Metallurgical Equipment Co. Ltd.	2003	1,733	25.0
Shanxi Longmen Coal Chemical Industry Co., Ltd	2009	6,602	15.0
Xian Delong Powder Engineering Materials Co., Ltd.	2006	969	27.0
Total (Unaudited)		$20,180

Total investment in unconsolidated subsidiaries amounted to $20.2 million and $20.0 million as of March 31, 2010 and December 31, 2009, respectively.

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
March 31, 2010
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
March 31, 2010
(Unaudited)

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

Recently issued accounting pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statement.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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
March 31, 2010
(Unaudited)

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Accounts receivable	$22,576	$9,015
Less: allowance for doubtful accounts	(402)	(490)
Net accounts receivable	$22,174	$8,525

Movement of allowance for doubtful accounts is as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)

Beginning balance	$490	$401
Charge to expense	-	246
Addition from acquisition	-	-
Less Write-off	(88)	(157)
Exchange rate effect	-	-
Ending balance	$402	$490

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 4 – Inventories

Inventories consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Supplies	$1,201	$1,025
Raw materials	182,401	146,084
Finished goods	54,093	60,978
Total inventories	$237,695	$208,087

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2010, the Company reserved $0.4 million for inventory allowance.

Note 5 – Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $83.7 million and $32.1 million as of March 31, 2010 and December 31, 2009, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Buildings and improvements	$117,837	$117,625
Machinery	474,239	467,595
Transportation and other equipment	10,337	12,824
Construction in progress	34,282	31,715
Totals	636,695	629,759
Less accumulated depreciation	(83,844)	(74,648)
Totals	$552,851	555,111

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Construction in progress consisted of the following as of March 31, 2010:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
	(Unaudited)		(Unaudited)
Longmen employees cafeteria	$1,723	August, 2010	2,238

#3 lime stone grinding machine	1,983	June, 2010	364
Installation under the Transformation Station 15	552	April, 2010	35
#4 continuous casting	4,540	April, 2010	888

Rebar line	16,307	September, 2010	102,667

Steel scrap cross	1,282	April, 2010	38

Furnace after the screening system reform	554	June, 2010	620
Others	7,341	by end of 2011	4,395
Total	$34,282

Depreciation, including amounts in cost of sales, for the three months ended March 31, 2010 and 2009 amounted to $9.3 million and $6.0 million, respectively

The Company has fixed assets to be disposed amounting to $2.7 million and $3.0 million as of March 31, 2010 and December 31, 2009, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Land use rights	$27,572	$27,519
Software	474	424
Subtotal	28,046	27,943

Accumulated Amortization – Land use right	(4,409)	(4,143)
Accumulated Amortization – software	(72)	(67)
Accumulated Amortization subtotal	(4,481)	(4,210)
Intangible assets, net	$23,565	$23,733

The gross amount of the intangible assets amounted to $28.0 million and 27.9 million as of March 31, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 35.6 years.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Total amortization expense for the three months ended March 31, 2010 and 2009 amounted to $0.3 million, $0.2 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years ended	Estimated Amortization Expense	Gross carrying Amount
	(in thousands)	(in thousands)
March 31, 2010	$1,041	$22,524
March 31, 2011	1,041	21,483
March 31, 2012	1,041	20,442
March 31, 2013	1,041	19,401
March 31, 2014	1,041	18,360
Thereafter	18,360	-
Total	23,565

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. Restricted cash as a guarantee for the notes payable amounted to $226.7 million and $192.0 million as of March 31, 2010 and December 31, 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company had the following short-term notes payable:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)

General Steel (China): Notes payable from banks in China, due various dates from April 2010 to September 2010. Restricted cash required of $5.8 million and $4.0 million for March 31, 2010 and December 31, 2009, respectively; guaranteed by third parties.	$9,389	$7,628

Longmen Joint Venture: Notes payable from banks in China, due various dates from April 2010 to September 2010. Restricted cash of $214.9 million and $162.3 million for March 31, 2010 and December 31, 2009, respectively; some notes are guaranteed by third parties while others are secured by equipments and land use rights.	303,376	216,173

Bao Tou: Notes payable from banks in China, due various dates from June 2010 to September 2010.Restricted cash of $6.1 million and $5.1 million for March 31, 2010 and December 31, 2009, respectively; pledged by buildings.	11,222	10,269

Maoming: Notes payable from banks in China, Restricted cash of $0 and $20.6 million for March 31, 2010 and December 31, 2009, respectively.	-	20,538
Total short-term notes payable	$323,987	$254,608

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

Short term loans due to banks, related parties and other parties consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)

General Steel (China): Loan from banks in China, due various dates from April 2010 to March 2011. Weighted average interest rate 5.7% per annum; some are guaranteed by third parties while others are secured by equipment/inventory.	$24,009	$25,476

Longmen Joint Venture: Loan from banks in China, due various dates from May 2010 to February 2011. Weighted average interest rate 5.9% per annum; some are guaranteed by third parties or notes receivables while others are secured by equipment/buildings/land use right.	150,646	123,492

Total – short-term loans - bank	$174,655	$148,968

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates in 2010, and interest rates up to 12.0% per annum.	$97,032	$91,106

Maoming: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	16,319	19,252
Total – short-term loans - others	$113,351	$110,358

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)

Longmen Joint Venture: Loans from Sheng An Da, due on 2010, and interest rates 12.0% per annum.	$-	$4,401

Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due on 2010. Annual interest rate of 5.0%.	-	7,350
Total – related party loans	$-	$11,751

The Company had various loans from unrelated companies. The balances amounted to $113.4 million and $110.4 million as of March 31, 2010 and December 31, 2009, respectively. Of the $113.4 million, $16.3 million loans carry no interest and the remaining $97.1 million are subject to interest rates ranging from 3.6% to 12.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expense, excluding capitalized interest, for the three months ended March 31, 2010, and 2009 on the debt listed above amounted to $4.1 million and $3.1 million, respectively.

Capitalized interest amounted to $0.4 million and $2.3 million for the three months ended March 31, 2010 and 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2010 and December 31, 2009, customer deposits amounted to $260.7 million and $212.6 million, including related parties deposits of $40.1 and $3.8 million, respectively.

Note 10 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $65.8 million and $49.5 million in deposits due to sales representatives as of March 31, 2010 and December 31, 2009, respectively. For the three months ended March 31, 2010, the Company received deposits amounting to $16.3 million from sales representatives to secure the sales quantity.

Note 11 – Convertible notes and derivative liabilities

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

The Notes bear initial interest at 3% per annum, which will be increased each year as specified in the Agreement, payable semi-annually in cash or shares of the Company’s common stock. The Notes have a five year term through December 12, 2012. They are convertible into shares of the Company’s common stock, subject to customary anti-dilution adjustments. The initial conversion price was $12.47 which was reset to $4.25 on May 7, 2009. The Company may redeem the Notes at 100% of the principal amount, plus any accrued and unpaid interest, beginning December 13, 2008, provided the market price of the common stock is at least 150% of the then applicable conversion price for 30 consecutive trading days prior to the redemption.

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

The fair value of conversion option and the warrants were initially calculated using the Cox Rubenstein Binomial model based on the following variables:

•	Expected volatility adjusted to 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.27%
•	Expected lives of five years
•	Market price at issuance date of $10.43
•	Strike price of $12.47 and $13.51, for the conversion option and the warrants, respectively

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

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

Reset of Conversion Price

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

Note Conversion

$30.0 million of Notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511. Pursuant to generally accepted accounting principles of the United States, the Company valued the conversion option on the note conversion date. A total of $32.1 million of the carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million for the year ended December 31, 2009.

The carrying value of the Notes was $1.1 million as of March 31, 2010 and December 31, 2009. The effective interest charges on the Notes totaled $0.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

Note issuance cost was amortized to interest expense for the three months ended March 31, 2010 and 2009 amounted to $0.01 million and $0.02 million, respectively.

Reset of Warrants Exercise Price

On December 24, 2009, the holders of the existing warrants 1,154,958 shares of our common stock (see Note 11) entered into warrant reset agreements whereby the exercise price was reset from $13.51 to $5 per share. And the number of shares of common stock issuable upon exercise of warrants was increased by 2.3775 times from 1,154,958 to 3,900,871. The Company booked $10.1 million derivative loss in 2009 for this reset accordingly.

As of December 31 2009, the balance of derivative liabilities, including 2009 issued warrants (see Note 17), was $23.3 million, which consisted of $20.8 million for the warrants and $2.5 million for the conversion option. As of March 31 2010, the balance of derivative liabilities was $19.4 million, which consisted of $17.3 million for the warrants and $2.1 million for the conversion option.

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $2.4 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively.

Income tax payments amounted to $0.8 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Effective Interest charges on the Notes of $0.2 million and $1 million was capitalized into construction in progress and subsequently transferred to fixed assets for the three months ended March 31, 2010 and 2009, respectively.

Note 13 - Gain from debt extinguishment and Government grant

Debt extinguishment

For the three months ended March 31, 2009, the Company recorded gain from debt extinguishment totaling $2.9 million. In 2009, Maoming, a subsidiary, entered into a Debt Waiver Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $2.9 million (RMB 20.0 million) of debt that Maoming owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at the date of purchase as defined in the accounting standard - business Combinations and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Government grant

Due to an increasing emphasis the government puts on energy savings and pollution emission controls, the Shaanxi Province Development and Reform Commission provided incentives for local companies to eliminate outdated iron and steel production machineries and equipment. The Company’s subsidiary, Longmen Joint Venture, received $4.3 million (RMB 29.2 million) in government grants for compliance in dismantling two blast furnaces for the three months ended March 31, 2009. The Company wrote off the residual book value of the furnaces dismantled totaling $0.7 million (RMB 5.0 million), and recorded other income of $3.5 million for the three months ended March 31, 2009.

Note 14 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three months ended March 31, 2010 and 2009 are as follows:

	March 31,2010	March 31,2009
	(Unaudited)	(Unaudited)

Current	$621	$164

Deferred	(2,588)	1,222

Total (benefit) provision for income taxes	$(1,967)	1,386

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The principal component of the deferred income tax assets is as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)

Beginning balance	$3,341	$7,487
Net operating loss carry-forward (tax assets realized) for subsidiaries	432	(864)
Effective tax rate	25%	25%

Deferred tax asset	$108	$(216)
Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	15,160	(26,193)

Effective tax rate	15%	15%

Deferred tax asset	$2,274	$(3,929)

Exchange difference	(1)	(1)

Totals	$5,722	$3,341

Under the Income Tax Laws of the PRC, the Company’s subsidiary, General Steel (China), is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. General Steel (China) became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. General Steel (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of the PRC; it is eligible for an income tax rate of 25% and 12% for the periods ended March 31, 2010 and December 31, 2009, respectively.

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is  at 15% deducted rate until December 31, 2010.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia Autonomous Region and is subject to an income tax at an effective rate of 25%.

Maoming is located in Guangdong province and is subject to an income tax at an effective rate of 25%.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009 are as follows:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%

China income taxes	25.0%	25%
Tax effect of income not taxable for tax purposes (1)	3.5%	(2.2)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(10.0)%	(10.2)%

Total provision for income taxes	18.5%	12.6%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by GSI that are not deductible/taxable in the PRC for the three months ended March 31, 2010 and 2009.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $17.3 million as of March 31, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2010 and for the year ended December 31, 2009. The net operating loss carry forwards for United States income taxes amounted to $2.1 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2010 was $2.1 million. The net change in the valuation allowance for the three months ended March 31, 2010 was $0.3 million. Management will review this valuation allowance periodically and make adjustments as warranted.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

VAT on sales and VAT on purchases amounted to $117.5 million  and $87.8 million for the three months ended March 31, 2010, $86.1 million and $67.7 million for the three months ended March 31, 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
VAT taxes payable	$2,947	$3,861
Income taxes payable	1,125	1,633
Misc taxes	1,604	1,427
Totals	$5,676	$6,921

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
	(in thousands except per share data)
(Loss) Income attributable to holders of common shares	$(5,507)	$7,334
Basic weighted average number of common shares outstanding	51,652,843	36,285,312
Diluted weighted average number of common shares outstanding	51,652,843	36,285,312

(Loss)Earnings per share
Basic	$(0.11)	$0.20
Diluted	$(0.11)	$0.20

For the three month end March 31, 2010, the Company incurred a net loss; therefore there is no dilutive effect for its earnings per share.

For the three months ended March 31, 2009, 1,154,958 warrants with exercise price of $13.51 and $32.5 million convertible notes with a conversion price of $12.47 were excluded from the diluted income per share due to anti-diluted effect.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 16 – Related party transactions and balances

Related party transactions

On March 31, 2010, General Steel (China), a subsidiary in which the Company holds a controlling interest, entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) will lease its facility located at No. 1, Tonga Street, Daqizhuang Town, Junghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, lands, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.68 million). The lessee is partly owned by a related party, Beijing Wendlar and is managed by the former general manager of General Steel (China). For the three months ended March 31, 2010, General Steel (China) realized rental income in the amount of $0.7 million from the Lessee.

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended March 31,	Amount
(in thousands)
2011	$2,957
2012	2,221
Thereafter	-
Total	$5,178

The following charts summarize sales to the related party transactions for the three months ended March 31 2010 and 2009.

Name of related parties	Relationship	March 31, 2010	March 31, 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“LG Group”)	Noncontrolling shareholder of Longmen Joint Venture	104,453	59,519
Hengying and Dazhan	Common control under CEO	9,850	510
Mao Ming Sheng Zhe	Common control under CEO	-	350
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,312	-
Hancheng Haiyan Coking and its subsidiary	Investee of LG Group	10,325	-
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	2,405	-
Others		50	-

Total		$135,395	$60,379

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following charts summarize purchase from the related party transactions for the three months ended March 31 2010 and 2009.

Name of related parties	Relationship	March 31, 2010	March 31, 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“LG Group”)	Noncontrolling shareholder of Longmen Joint Venture	107,925	72,095
Hengying and Dazhan	Common control under CEO	4,827	6,829
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	3,472	5,010
Hancheng Haiyan Coking	Investee of LG Group	52,058	33,130
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,011	6,249
Others		31	9

Total		$169,324	$123,322

Related party balances

a.	Account receivables - related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Common control under CEO	$4,747	$-
Tianjin Tongyong Qiugang Pipe	Common control under CEO	4	-
Total		4,751	-

b.	Other receivables - related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Beijing Wendlar Co., Ltd	Common control under CEO	$349	$-
LG Group	Noncontrolling shareholder of Longmen Joint Venture	13,482	19,226
Mao Ming Sheng Zhe	Common control under CEO	-	3,021
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	14,670	10,268
Baotou Shengda Steel Pipe Co., Ltd	Common control under CEO	81	-
Tianjin Jin Qiu Steel Market	Common control under CEO	134	147
Tianjing General Steel Management Service Co., Ltd	Common control under CEO	-	8

Total		$28,716	$32,670

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

c.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Mao Ming Sheng Ze	Common control under CEO	$4,554	$-
LG Group	Noncontrolling shareholder of Longmen Joint Venture	39,297	-
Tianjin Jin Qiu Steel Market	Common control under CEO	-	2,995
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	4,940	-

Total		$48,791	$2,995

d.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$8,553	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	-	6,047
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	763	960
Zhengzhou Shenglong	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	91	91
ShanXi Fangxin	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	373
Baogang Jianan	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	104	38
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,360
Huashan metallurgy	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	601
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	184	1,315
LG Group	Noncontrolling shareholder of Longmen Joint Venture	-	15,310
Tianjin Tongyong Qiugang Pipe	Common control under CEO	-	4,800
Tianjin Jin Qiu Steel Market	Common control under CEO	5,109	-
Hancheng Haiyan Coking	Investee of LG Group	37,496	-

Total		$52,300	$48,151

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

e.	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$-	$3,946

Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404

Shaanxi Shenganda Trading Co., Ltd	Common control under LG Group	-	4,401

Total		$-	$11,751

f.	Other payables - related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	2,500	2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,174	587
Tianjin Qiugang Steel Tub Co., Ltd	Under common control	17,315	-
Total		$20,989	$3,706

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

g.	Customer deposit – related parties:

Name of related parties	Relationship	March 31, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	12,766	$1,544
Tianjin Hengying Trading Co., Ltd	Common control under CEO	492	203
Hancheng Haiyan Coking	Investee of LG Group	2,987	1,316
LG Group	Noncontrolling shareholder of Longmen Joint Venture	20,453	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	3,340	728
Maoming Sheng Ze	Common control under CEO	45	-

Total		$40,083	$3,791

The Company also guaranteed bank loans of related parties amounting to $106.8 million and $93.6 million as of March 31, 2010 and December 31, 2009, respectively.

Note 17 - Equity

2009 Equity Transactions

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

From April to November 2009, the Company issued 487,400 shares of common stock to management and consulting firms as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $1.6 million.

On July 15, 2009 and August 21, 2009 the Company granted convertible notes holders 44,065 shares of common stock at price of $4.2511 as cash payments made for interest.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

On May 8, 2009, the Company issued 300,000 shares of common stock to Maoming’s debtor, Guangzhou Hengda at $6 per share, as cash payments made for settling other short term loan.

From May 7 to December 31, 2009, $30.0 million of notes was converted to 7,045,274 shares of common stock at Conversion Price, $4.2511. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million and, 1,795,977 shares of common stock had been issued. See Note 11 for details.

On December 24, 2009, the Company entered into a Securities Purchase Agreement with certain institutional investors issuing 5,555,556 shares and 2,777,778 warrants (the “2009 Warrants”). The 2009 Warrants can be converted to common stock from June 24, 2010 to June 23, 2013 at $5 per share. The 2009 Warrants have a strike price equal to $5.00 and a term of two and a half years. Because the 2009 Warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, and the 2009 Warrants permit holder to request cash buy-back in the event of a Fundamental Transaction, which is significant changes in the Company structure and/or equity, the 2009 Warrants do not meet the requirements of the accounting standards to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period.

The initial value of the 2009 Warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.28%
•	Expected lives of two and a half years
•	Market price at issuance date of $4.57
•	Strike price of $5.00

The 2009 Warrants were valued at $8.5 million when they were issued on December 24, 2009. At March 31, 2010 and December 31, 2009, the estimated fair value of the 2009 Warrants was $6.6 million and $8.1 million, resulting in a gain of $1.5 million and $0.4 million, which was recorded in the Company’s consolidated statement of operations and other comprehensive income (loss).

The volatility of the Company’s common stock was based on the Company’s historical stock prices, the risk free interest rate was based on Treasury Constant Maturity Rates published by the U.S. Federal Reserve for periods applicable to the life of the 2009 Warrants, the dividend yield was based on the Company’s current and expected dividend policy and the expected term is equal to the contractual life of the 2009 Warrants.  The value of the 2009 Warrants was based on the Company’s common stock price on the date the 2009 Warrants were issued.

2010 Equity Transaction

On March 19, 2010, the Company granted senior management and directors 237,100 shares of common stock at $3.91 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.9 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company has the following warrants outstanding:

Outstanding as of January 1, 2009	1,154,958
Granted	5,523,691
Forfeited	-
Exercised	-
Outstanding As of December 31, 2009	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding As of March 31, 2010 (Unaudited)	6,678,649

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5	6,678,649	2.75	$5	3,900,871	3.12

Note 18 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $1.1 million and $0.8 million for the three months ended March 31 2010 and 2009, respectively.

Note 19 – Statutory reserves

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 20 – Commitment and contingencies

Commitments

General Steel (China) rented land for 50 years starting September 2005. The total amount of the rent over the 50 years period is approximately $1.0 million (or RMB 8 million).

Baotou Steel Pipe Joint Venture has 5 years rental agreement with Bao Gang Jianan for buildings. The agreement began in June 2007 for lease payments of $0.3 million (or RMB1.8 million) per year.

As of March 31, 2010, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended March 31,	Amount
(in thousands)
2011	$264
2012	264
2013	66
2014	-
2015	-
Thereafter	661
Total	$1,255

Total rental expense amounted to $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

Hancheng Tongxing Metallurgy Co., Ltd., one subsidiary of Longmen Joint Venture, is obligated to contribute $33.0 million (RMB 225 million), as registered capital to Shaanxi Longmen Coal and Chemical Co., Ltd by the end of 2010. Tongxing had contributed $6.6 million as of March 31, 2010.

Long Men Joint Venture has a $11.1 million contractual obligation in its construction project as of March 31 2010, see note 6.

The Company entered an agreement to build a TRT Electricity Generator inside the subsidiary, Longmen Joint Venture’s production plant. The Company makes payments for the cost via scheduled payments after the TRT was put into use in April 2009. The future payment schedule associated with the arrangement is as follow:

Year ended March 31,	Amount
(in thousands)
2011	$3,315
2012	829
Thereafter	-
Total	$4,144

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Contingencies

As of March 31, 2010, the Company guaranteed bank loans for related parties and third parties bank loans, including line of credit, amounting to $219.5 million.

Longmen Joint Venture had $213.6 million guarantees as of March 31, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Importation Letters of Credit	$17,604	July 2009 to July 2010
Domestic Letters of Credit	1,467	July 2009 to July 2010
Bank loans	185,722	Various from April 2009 to March 2011
Notes payable	8,802	Various from July 2009 to February 2011
Total	$213,595

Maoming had $5.9 million in guarantees as of March 31, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Bank loan	$5,868	Various from June 2009 to October 2010

The Company has evaluated the guarantee and concluded that the likelihood of having to make payments under the guarantee is remote.

Note 21 – Segments

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines is as follows:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
	(in thousands)	(in thousands)
Re-bar	$439,658	$292,715
Hot-Rolled Sheets	8,312	12,698
High Speed Wire	3,874	17,250
Spiral-Welded Steel Pipe	1,179	1,310
Total Revenues	$453,023	$322,793

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 22 – Subsequent event

The Company evaluated subsequent events through the date these unaudited consolidated financial statements were issued.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Recent Developments and First Quarter Highlights

●	For the three month period ended March 31, 2010, total revenue increased 40.3% to $453.0 million from $322.8 million in the first quarter of 2009.

●	Shipment volume increased 44.2% to 1.0 million metric tons from 0.7 million metric tons.

●
On March 31, 2010, General Steel (China) entered into a lease agreement to lease its workshops, land, equipment and other facilities to Tianjin Daqiuzhuang Steel Plates Co., Ltd.  This agreement reduces overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder.

●
On February 3, 2010, Maoming Hengda Steel Group Limited. (“Maoming”) entered into a strategic alliance agreement with Zhuhai Yueyufeng Iron and Steel Co., Ltd (“Yueyufeng”). As part of the agreement Yueyufeng will fund construction of a new 400,000 metric tons capacity rebar production line to operate at the Maoming facility. In exchange for the funding, Maoming will process 25,000 metric tons of rebar for Yueyufeng monthly from July 2010 to June 2012.

Our continuing growth demonstrates the following strengths:

•	our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has proven successful;
•	we are a direct beneficiary of the China economic stimulus infrastructure spending program; and
•	the developing regions of China are growing and have not been as significantly impacted by the global economic slowdown as other regions in China.

Overview

Our company was incorporated on August 5, 2002 in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. Our companies serve various industries and produce a variety of steel products including reinforced bars (“rebar”), spiral-weld pipes and high-speed wire. Our aggregate annual production capacity of steel products is 6.3 million metric tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions drive demand for all of our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in China.

Our mission is to acquire Chinese steel companies and increase their profitability and efficiencies with the application of western management practices and advanced production technologies and the infusion of capital resources.

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

Steel Related Subsidiaries

We presently have controlling interests in four steel-related subsidiaries:

•	General Steel (China) Co., Ltd.;
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.;
•	Shaanxi Longmen Iron and Steel Co., Ltd.; and
•	Maoming Hengda Steel Group, Ltd.

General Steel (China) Co., Ltd.

General Steel (China) Co., Ltd., (“General Steel (China)”), formerly known as Tianjin Daqiuzhuang Metal Sheet Co., Ltd., started operations in 1988. General Steel (China)’s core business was manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in low-end light industrial applications including the production of wiring cabinets, metal security doors, light agricultural vehicles and other specialty markets.

On March 31, 2010, General Steel (China) entered into a lease agreement whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqizhuang town, Junghai county, Tianjin municipality, to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”).  The lease provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and reduces overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder.  The term of the lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $246,096 (RMB1.68 million).  The former General Manager of General Steel (China) currently manages Tianjin Daqiuzhuang Steel Plates Co., Ltd.

Changing the business model of this facility from a direct operations model to a leased operations model reduces overhead costs and provides a steady revenue stream in the form of fixed monthly lease revenue.

Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.

On April 27, 2007, General Steel (China) and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement amending the Joint Venture Agreement entered into on September 28, 2005 to increase General Steel (China)’s ownership interest in the related joint venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd., a Chinese limited liability company (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from government authorities in China on May 25, 2007, and started regular operations in July 2007. Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes used mainly in the energy sector primarily to transport oil, natural gas and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

Shaanxi Longmen Iron and Steel Co., Ltd.

Effective June 1, 2007, through two subsidiaries, General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd., we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through our two subsidiaries, we invested an aggregate of approximately $39 million cash and collectively hold approximately 60% of the Longmen Joint Venture.

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

Coke Operation: Longmen Joint Venture owns 22.76% of Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Located in Hancheng city, Shaanxi province, Tongxing produces second grade coke used as part of the fuel for our blast furnaces.  Its annualized coke production capacity is 200,000 metric tons.  Tongxing sells all of its output to Longmen Joint Venture.

Longmen Joint Venture does not own iron pelletizing facilities.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 180km from the Longmen Joint Venture’s main steel production site. We estimate that we currently provide the Xi’an market with approximately 72% of its market for rebar.

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

To take advantage of stronger market demand in Shaanxi, in the second quarter of 2009, we relocated the 800,000 metric tons capacity rebar production line from the Maoming facility to the Longmen Joint Venture.  In the third quarter of 2010, we intend to relocate the 1,000,000 metric tons capacity high-speed wire production line from the Maoming facility to the Longmen Joint Venture.

On February 3, 2010, Maoming entered into a strategic alliance agreement with Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”) whereby Yueyufeng will fund construction of a new 400,000 metric tons capacity rebar production line to operate at the Maoming facility. In exchange for the funding, Maoming will process 25,000 metric tons of rebar for Yueyufeng monthly from July 2010 to June 2012.

Production Capacity Information Summary by Subsidiaries

	General Steel (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming

Annual Production Capacity (metric tons)	400,000	100,000	4.8 million	1 million

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	High-speed wire

Main Application	Light industrial applications	Energy transport	Infrastructure and construction	Infrastructure and construction

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

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top-five economic priorities of the PRC. Shaanxi province, where Longmen Joint Venture is located, has been designated as a focal point for development into the western region, and Xi’an, the provincial capital, has been designated as a focal point for this development. Our Longmen Joint Venture is 180 km from Xi’an and does not have a major competitor within a 250 km radius. According to the information released by the Shaanxi Provincial Development and Reform Commission, total fixed assets investment for Shaanxi province was approximately $21.3 billion (RMB 144.9 billion) for the year ended December 31, 2009, a 73.7% increase over the same period in 2008. There are 139 construction and infrastructure projects under construction in 2010. Among them 44 projects are scheduled to begin this year. Some of the major projects include: nine new railways, one new airport, expansion of the Xi’an airport, two new ring subway systems and 4 new dams. Currently, our Longmen Joint Venture supplies construction steel products to many of these projects including: the Xi’an No. 1 and 2 subway systems and the railway lines connecting Xi’an to Chengdu and Xi’an to Ankang. We believe there will be sustained regional demand for several years as the government continues to drive western region development efforts.

At Baotou Steel Pipe Joint Venture, energy sector growth, which spurs the need to transport oil, natural gas and steam, drives demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the Inner Mongolia Autonomous Region.

At Maoming, infrastructure growth and business development in Maoming city, the surrounding Guangdong cities and the western region of Guangxi province, drive demand for our construction steel products. As a second tier city, the industrialization and urbanization of Maoming is one of the focal points of economic development in west Guangdong province.

Supply of raw materials

The primary raw materials we use for steel production are iron ore, coke and steel billets.   Baotou Steel Pipe Joint Venture use hot-rolled steel coil as their main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming uses steel billets as its main raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Longmen Joint Venture accounts for 4.8 million metric tons of our aggregate 6.3 million metric tons annual production capacity. At Longmen Joint Venture, approximately 90% of production costs are associated with raw materials, with iron ore being the largest component.

According to the China Iron and Steel Association, approximately 60% of the China’s domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by the Longmen Joint Venture), the Daxigou mine (owned by Longmen Group, our partner in the Longmen Joint Venture), surrounding local mines and from abroad. The Daxigou mine has 300 million metric tons of iron ore reserves. According to the terms of our Longmen Joint Venture Agreement with the Longmen Group, we have first rights of refusal for sales from the mine and for its development. We presently purchase all of the production from this mine.

Coke

Coke, produced from metallurgical coal (also known as coking coal), is our second most consumed raw material, after iron ore. It requires approximately 550kg to 600kg of coke to make one metric ton of crude steel.

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures dependable supply and minimal transportation costs.

The major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	19.8%	Related party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.9%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	7.5%	None
Hejing Xinbo Commercial Trade Co., Ltd.	Alloy	4.6%	None
Xian Pinghe Iron & Steel Raw Material Co., Ltd.	Iron Ore	4.5%	Related party
	Total	48.3%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Tianjin Jinchang I&E Co., Ltd.	Steel coil	52.7%	None
Baotou Steel Sheet Co., Ltd	Steel coil	10.5%	None
Baichuan Iron & Steel Co., Ltd.	Steel coil	7.8%	None
Tangshan Fengrun Xinhong Welding Raw Material Co., Ltd.	Steel coil	2.6%	None
Yusheng Welding Co., Ltd.	Steel coil	2.1%	None
	Total	75.7%

Maoming

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Maoming Dazhongmao Petrochem Co., Ltd.	Billet	94.2%	None
	Total	94.2%

(1) For purposes of the above tables, the term “Related party” refers to a company over whose operating policies we can exercise control or significantly influence.

Industry consolidation

The central government has a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020.  In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.  Along with this target, the government added new steel making operational and environmental restrictions and tasked several government agencies with enforcing these measures. In 2010, the government plans to issue revised steel industry guidelines which are expected to further strengthen measures to minimize old and inefficient steel production.  We believe these government actions demonstrate an increased resolve to bring about industry consolidation.  We see the pace of industry consolidation quickening in the coming years.

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

Results of Operations

The following table sets forth, for the periods indicated, our operations data.

	Three months ended
in thousands, except earnings per share and gross profit margin	March 31,		%
	2010	2009	Change
	Unaudited	Unaudited
TOTAL REVENUES	$453,023	$322,793	40.3%
GROSS PROFIT	$5,733	$12,921	-55.6%
GROSS PROFIT MARGIN	1.27%	4.00%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$12,141	$9,168	32.4%
(LOSS) INCOME FROM OPERATIONS	$(6,408)	$3,753
Total OTHER (EXPENSE) INCOME,NET	$(4,226)	$8,960
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	$(10,634)	$12,713
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(8,667)	$11,327
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,507)	$7,334
(LOSS) EARNING PER SHARE
Basic	$(0.11)	$0.20
Diluted	$(0.11)	$0.20

Sales Revenues

Three months ended March 31, 2010 compared with three months ended March 31, 2009

The following table sets forth sales revenue and volume in metric tons for each of our reporting segments.

SALES REVENUE	Three months ended
	March 31, 2010			March 31, 2009			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	Unaudited			Unaudited
LongmenJoint Venture	909,731	$434,826	95.9%	649,327	$292,715	90.8%	40.1%	48.5%
Maoming	96,591	$3,874	0.9%	42,369	$17,250	5.3%	128.0%	-77.5%
General Steel (China)	26,781	$13,145	2.9%	25,672	$12,698	3.9%	4.3%	3.5%
Baotou Steel Pipe Joint Venture	2,268	$1,178	0.3%	768	$130	0.0%	195.3%	806.2%
Total	1,035,371	453,023	100%	718,136	322,793	100%	44.2%	40.3%

Total Sales Revenues for the three months ended March 31, 2010 increased 40.3% to $453.0 million from $322.8 million for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the production volume increase of 40.1% at our Longmen Joint Venture. During the first quarter of 2009, our second new 1280 cubic meter blast furnace came on-line at the Longmen Joint Venture which resulted in increased production capabilities.

Longmen Joint Venture comprised 95.9% of total sales for the first quarter of 2010. The 40.1% production volume increase was fueled by stable demand for construction steel in our addressable markets and increased production capacity from our two new 1,280 cubic meter blast furnaces.

Maoming  comprised 0.9% of total sales for the first quarter of 2010. The decrease in sales revenue compared to the same period last year is primarily due to a greater number of processing contracts compared to production contracts.  In the first quarter of 2010, Maoming only completed processing contracts, which generate less sales revenue, whereas in the first quarter of 2009, it completed both processing and production contracts.

General Steel (China) comprised 2.9% of total sales for the first quarter of 2010. On March 31, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. to lease workshops, land, equipment and other facilities with a fixed monthly rental income of approximately US$0.2 million (RMB1.68 million). The increase in sales revenue compared to the same period last year is a result of selling all of General Steel (China)’s finished products and raw material inventories to Tianjin Daquizhuang Steel Plates Co., Ltd. for a one-time revenue gain of $8.3 million.

Baotou Steel Pipe Joint Venture comprised 0.3% of total sales for the first quarter of 2010. The 195.3% volume increase is due to a contract for natural gas pipes that was not in place during the same period last year.

Gross Profit

Three months ended March 31, 2010 compared with three months ended March 31, 2009

The following table sets forth gross profit and volume in metric tons of each of our reporting segments.

GROSS PROFIT	Three months ended
in thousands, except metric tons	March 31, 2010			March 31, 2009			Change %
	Unaudited			Unaudited
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	909,731	$6,012	1.4%	649,327	$14,735	5.0%	-59.2%
Maoming	96,591	$(317)	-8.2%	42,369	$(2,242)	-13.0%	-85.9%
General Steel (China)	26,781	$5	0.0%	25,672	$422	3.3%	-98.8%
Baotou Steel Pipe Joint Venture	2,268	$33	2.7%	768	$6	4.7%	433.3%
Total	1,035,371	5,733	1.3%	718,136	12,921	4.0%	-55.6%

Gross profit for the three months ended March 31, 2010 decreased 55.6% to $5.7 million from $12.9 million for the same period last year.  The decrease is primarily attributable to a drop in gross profit at our Longmen Joint Venture.

Longmen Joint Venture

The Gross Profit Margin of our largest subsidiary, Longmen Joint Venture, was negatively affected by the following factors.

1)	The price of our primary raw materials, iron ore and coke, increased in the beginning of first quarter 2010 compared with the same period in 2009.
2)
While we are the largest integrated producer of construction steel products in the region and have a great ability to pass higher production costs to our customers, a lag-time exists between the time when the production costs go up and the time when the selling price can be raised to cover the increase in costs.  As such, we were unable to immediately pass on the higher raw material costs to our customers. The average selling price of rebar stayed at a relatively low level for January and February 2010 and  began to increase at the end of March.

3)
The depreciation expense of the two new blast furnaces was not included in the cost of sales in the first quarter of 2009 since the construction in progress wasn’t capitalized until the second quarter of 2009.

Maoming

Although the Gross Profit at Maoming improved in the first quarter of 2010 compared to the first quarter of 2009, Gross Profit of this subsidiary remains negative due to its relatively low utilization rate.

General Steel (China)

Gross margin at General Steel (China) decreased to 0.04% compared to 3.3% in the first quarter in 2009. This reflects the change of the operating model of this facility in the first quarter. The fixed lease payment is recorded under the “Other non-operating income” on the income statement.

Baotou Steel

At our Baotou Steel Pipe Joint Venture, gross margin decreased to 2.7%, down from 4.7% in the first quarter of  2009.  The decrease was due to higher raw material prices.

Selling, General and Administrative Expenses

Three months ended March 31, 2010 compared with three months ended March 31, 2009

in thousands	Three months ended
	March 31, 2010	March 31, 2009	Change %
	Unaudited	Unaudited
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$12,141	$9,168	32.4%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.7%	2.8%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 32.43% to $12.1 million for the three months ended March 31, 2010, compared to $9.2 million for the same period of 2009. The increase is mainly due to increased transportation and agent charges at the Longmen Joint Venture following shipping volume increases.

SG&A expenses as a percentage of revenue decreased slightly to 2.7% for the first quarter of 2010 from 2.8% in the same period in 2009.

(Loss) income from operations

Three months ended March 31, 2010 compared with three months ended March 31, 2009

in thousands	Three months ended
	March 31, 2010	March 31, 2009	Change %
	Unaudited	Unaudited
(LOSS) INCOME FROM OPERATIONS	$(6,408)	$3,753

Income from operations for the three months ended March 31, 2010 decreased to a loss of $(6.4) million from $3.8 million income for the same period last year. This was due to the following factors.

1)	The price of our primary raw materials, iron ore and coke, increased in the beginning of first quarter 2010.
2)
While we are the largest integrated producer of construction steel products in the region and have a great ability to pass higher production costs to our customers, a lag-time exists between the time when the production costs go up and the time when the selling price can be raised to cover the increase in costs. Thus, we were unable to immediately pass on the higher raw material costs. The average selling price of rebar stayed at a relatively low level for January and February 2010 and began to increase at the end of March.

3)
The depreciation expense of the two new blast furnaces wasn’t included in the cost of sales in the first quarter of 2009 since the construction in progress wasn’t capitalized until the second quarter of 2009.

Other income (expense)

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Total other income (expense) for the three months ended March 31, 2010 was an expense of $4.2 million compared to an income of $9.0 million for the same period last year.

In thousands	Three months ended
	March 31, 2010	March 31, 2009	Change %
	Unaudited	Unaudited
OTHER INCOME (EXPENSES)
Interest income	$1,120	$879	27.4%
Finance/Interest expense	$(10,963)	$(2,939)	273.0%
Change in fair value of derivative liabilities	$3,939	$4,115	-4.3%
Gain from debt extinguishment		$2,930
Government grant		$3,520
Income from equity investment	$1,682	$(55)
Other non-operating (expense) income, net	$(4)	$510
Total other (expenses) income, net	$(4,226)	$8,960

The difference between the $4.2 million expense recorded for the three months ended March 31, 2010 and the $9.0 million income recorded for the three months ended March 31, 2009 was caused by the following factors:

•	The 27.4% increase in interest income is as a result of greater cash deposits in banks in 2010;
•
The 273.0% increase in finance/interest expense is as a result of an increase in short-term loans and discounted notes borrowed by Longmen Joint Venture for the purpose of buying low priced inventory in the fourth quarter of 2009. In addition, interest expense increased in the first quarter of 2010 compared to the same period in 2009 because increased production capacity and volume required more bank loans to provide working capital;

•	The change in the fair value of derivative liabilities was a gain of $3.9 million for the three months ended March 31, 2010 compared to a gain of $4.1 million for the period last year;
•
There was no debt extinguishment recorded for the three months ended March 31, 2010 compared to a gain of $2.9 million in debt extinguishment realized as a result of activities at our Maoming facility for the three months ended March 31, 2009; and

•	There was no government grant for the three months ended March 31, 2010 compared to a $3.5 million government grant at our Longmen Joint Venture recorded for the three months ended March 31, 2009.

Change in fair value of derivative liabilities

According to GAAP, our December 2007 Notes and the December 2007 Warrants (as defined below) are considered a derivative and therefore must be “marked to market.”  One of the drivers used to calculate the value of this derivative is stock price. Changes in our stock price cause gains or losses to this income statement item.

The change in fair value of derivative liabilities for the three months ended March 31, 2010 was a gain of $3.9 million compared to a gain of  $4.1 million for the same period last year. This gain was due to a lower stock price of our common stock in the first quarter of 2010 compared to fiscal year-ended 2009. According to GAAP rules in valuing derivatives, the drop in our share price required us to record a $3.9 million gain in change in fair value of derivative liabilities.

Net income before noncontrolling interest

Three months ended March 31, 2010 compared with three months ended March 31, 2009

in thousands	Three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(8,667)	$11,327

Net Income before noncontrolling interest for the three months ended March 31, 2010 decreased to loss of $8.7 million from $11.3 million for the same period last year. The primary reasons for the decrease are due to margin compression and an increase in other expenses.

Net Income Attributable to General Steel Holdings, Inc.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

In thousands	Three months ended
	March 31, 2010	March 31, 2009
	Unaudited	Unaudited
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(8,667)	$11,327
LESS: Net (loss) income attributable to the noncontrolling interest	$(3,160)	$3,993
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,507)	$7,334

Net income attributable to General Steel Holdings, Inc. for the three months ended March 31, 2010 decreased to a $5.5 million loss compared to a $7.3 million income for the same period of 2009.

For the three months ended March 31, 2010 net loss was $8.7 million of which $3.2 million was distributed to a non-controlling interest. For the three months ended March 31, 2009 net income was $11.3 million of which a $4.0 million gain was distributed to a non-controlling interest.

Earnings per share

Three months ended March 31, 2010 compared with three months ended March 31, 2009

(Loss) Earning per Share	Three months ended
In thousands, except earning per share	March 31, 2010	March 31, 2009	Change %
	Unaudited	Unaudited
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(5,507)	$7,334

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	51,653	36,285	42.4%
Diluted	51,653	36,285	42.4%

(LOSS) EARNING PER SHARE
Basic	$(0.11)	$0.20
Diluted	$(0.11)	$0.20

Earnings per share (basic) and (diluted) for the three months ended March 31, 2010 decreased to a loss of $0.11 compared to a gain of $0.20 for the same period of 2009.

Income taxes

We did not carry on any business and did not maintain any branch office in the United States during the three months ended March 31, 2010 and 2009. Therefore, no provision for withholding or U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

Under the Income Tax Laws of PRC, our subsidiary, General Steel (China), is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.  General Steel (China) became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit.  General Steel (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of PRC, and therefore was eligible for an income tax rate of 24%.  Thus, General Steel (China) was exempt from income taxes for the years ended December 31, 2005 and 2006 and was entitled to a 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2007, 2008 and 2009. Beginning in 2010, the effective income tax rate at General Steel (China) will be 25%.

Our subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia Autonomous Region and is subject to an effective income tax rate of 25%.

Maoming is located in Guangdong province and subject to an effective income tax rate of 25%.

For the three months ended March 31, 2010, we had a tax expense of $(2.0) million.

We have cumulative undistributed earnings of foreign subsidiaries of approximately $17.3 million as of March 31, 2010. Such earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2010 and for the year ended December 31, 2009. The net operating loss carry forwards for United States income taxes amounted to $2.1 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2010 was $2.1 million. The net change in the valuation allowance for the three months ended March 31, 2010 was $0.3 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture and 1% interest in Maoming by another entity.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $26.9 million as of March 31, 2010 compared to $8.5 million on December 31, 2009. This increase was mainly due to Longmen Joint Venture’s deliveries made to a major government project and this receivable will be collected in the coming months.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of March 31, 2010, we reserved $0.4 million for bad debt allowance based on our reasonable estimate.

Inventory

We had an inventory balance of $237.7 million as of March 31, 2010 compared to $208.1 million on December 31, 2009.  Such balance is comprised of raw material and finished products. We increased our stock of raw materials in the first quarter believing that raw material prices will increase in the upcoming months.

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

Short-term notes payable

As of March 31, 2010, we had $324.0 million in short-term notes payables liabilities, which are secured by restricted cash of $226.7 million and other assets. These are lines of credit extended by banks for a maximum of six months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants.

Short-term notes payable are the lowest cost form of financing available in China. We pay zero interest on this type of credit. This is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term loans – banks

As of March 31, 2010, we had $174.7 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see note 8 in our notes to the financial statements included in this report.

Registered Direct Offering and Warrant Reset Agreements

On December 30, 2009, we sold 5,555,556 shares of our common stock and warrants to purchase 2,777,778 shares of our common stock (the “December 2009 Warrants”), in a registered direct offering.

The December 2009 Warrants represent the right to purchase an aggregate of up to 2,777,778 shares of common stock at an initial exercise price of $5.00 per share. Each such warrant has a two year term and may be exercised at any time on or after six months and one day following December 30, 2009. Because the December 2009 Warrants are denominated in U.S. dollars and our functional currency is the Renminbi, and the December 2009 Warrants permit the warrant holder to request cash buy-back in the event of a Fundamental Transaction, which includes a significant change in our structure and/or equity, these warrants do not meet the requirements of accounting standards to be indexed only to our stock.  Accordingly, the December 2009 Warrants are accounted for at fair value as derivative liabilities and marked to market each fiscal period.

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

Cash-flow

Operating activities

Net cash used by operating activities for the three months ended March 31, 2010 was $18.2 million compared to cash provided by operating activities of $16.3 million in the same period of 2009. This change was mainly due to the combination of the following factors:

•
Cash outflow after the adjustments of some non-cash items to the net income such as depreciation and amortization, (Gain) Loss from debt extinguishment, (Gain) Loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, Change in fair value of derivative instrument, make whole expense on note conversion, income from investment and deferred tax assets, totaled of $ 6.2 million;

•
Cash outflow resulting from accounts receivable, accounts receivables-related parties, other receivable – related parties, inventories, advance on inventory purchase, advance on inventory purchase-related parties, other payable, which were $107.0 million, compared to the same period last year an outflow of $74.6 million. The increase of $32.4 million is mainly due to advances on inventory purchases - related parties; and

•
Cash inflow due to the increase in note receivable, other receivables, accounts payable, accounts payable-related parties, other payable-related parties, accrued liabilities, customer deposits and customer deposits-related parties and tax payable totaled of $95.0million compared to the same period last year an inflow of $82.6 million. The increase of $12.4 million is mainly due to increase of customer deposits and customer deposits-related parties.

Investing activities

Net cash provided by investing activities was $0.1 million for the three months ended March 31, 2010 compared to $11.3 million used in the same period of 2009. This reduction in cash outflow is mainly due to an  increase in deposits due to sales representatives and reduction of equipment purchases.

Financing activities

Net cash provided by financing activities was $27.4 million for the three months ended March 31, 2010 compared to $19.2 million in the same period of 2009.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission (“SEC”). From time to time we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings, for an aggregate offering price of up to $60 million.  As discussed below, in December 2009 we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants.  We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Off-balance sheet arrangements

There were no off-balance sheet arrangements in the fiscal quarter ended March 31, 2010.

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

Revenue recognition

We follow the generally accepted accounting principles regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of our products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

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

Derivative Instruments

In December 2007, we entered into a Securities Purchase Agreement with certain institutional investors (the “Buyers”) whereby we agreed to sell to the Buyers (i) senior convertible notes in the aggregate principal amount of $40 million (“December 2007 Notes”) and (ii) warrants to purchase an additional aggregate amount of 1,154,958 shares of common stock (the “December 2007 Warrants”), which have since been adjusted pursuant to the terms of our warrant reset agreements as discussed above and are now exercisable for an aggregate amount of 3,900,871 shares of common stock. Both the December 2007 Warrants and the conversion option included in the December 2007 Notes meet the definition of a derivative instrument as per the accounting standard for accounting for derivative instruments and hedging activities. Therefore these instruments are accounted for as derivative liabilities and periodically marked-to-market. The change in the value of the derivative liabilities is charged against or credited to income.

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

Our investment in unconsolidated subsidiaries amounted to $20.2 million as of March 31, 2010. Since there is no quoted or observable market price for the fair value of similar long term investment, we then used the level 3 inputs for its valuation methodology. The determination of the fair value was based on the capital investment that we contributed and income from investment. The carrying value of the long term investments approximated the fair value as of March 31, 2010.

In 2007, the conversion feature on the December 2007 Notes, as well as the December 2007 Warrants and reset warrants issued in December 2009 issued in conjunction with the December 2007 Notes is carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

As of March 31, 2010, the outstanding principal amounted to $3.3 million, and the carrying value of the December 2007 Notes amounted to $1.1 million. We used Level 3 inputs for our valuation methodology for the December 2007 Notes, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The December 2007 Warrants and December 2009 Warrants and their conversion feature are valued by using level 2 inputs to the Binomial Model and determined that the fair value amounted to approximately $19.4 million due to the decrease in our common stock price.

 Noncontrolling interest

Effective January 1, 2009, we adopted generally accepted accounting principles regarding noncontrolling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption of this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

Noncontrolling interests were $67.3 million and $72.6 million as of the March 31, 2010 and December 31, 2009 balance sheets, respectively.

New Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statement.

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have adopted this standard.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

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

The following tables summarize our contractual obligations as of March 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years		4- 5 years
	Dollars amounts in thousands
Bank loans (1)	$174,655	$174,655	$		$
Other loans	113,351	113,351
Notes payable	323,987	323,987
Deposits due to sales representatives	65,843	65,843
Lease with Bao Gang	594	264		330
Longmen Joint Venture construction obiligation	11,100	11,100
Convertible notes ( Principal plus Interest )	4,171	240		3,931
Total	$693,701	$689,440		$4,261	$

(1) Bank loans in China are due on demand or normally within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon a 2009 annual production capacity of 3.8 million metric tons, a $1 change in the annual average price would change annual pre-tax profits by approximately $3.8 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, General Steel (China), Longmen Joint Venture, Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the PRC. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $0.9 million decrease in net income.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2010.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions; in the aggregate will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 6. EXHIBITS.

(a)   Exhibits

10.1	Securities Purchase Agreement, dated as of December 24, 2009, between General Steel Holdings, Inc. and each purchaser signatory thereto.

10.2	Voting Agreement, dated as of December 24, 2009, between General Steel Holdings, Inc., Zuosheng Yu and Victory New Holdings Ltd.

10.3	Warrant Reset Agreement, dated as of December 24, 2009, between General Steel Holdings, Inc. and Hudson Bay Fund, LP and Hudson Bay Overseas Fund Ltd.

10.4
Warrant Reset Agreements, dated as of December 24, 2009, between General Steel Holdings, Inc. and the holders of the December 2007 Warrants (not including Hudson Bay Fund, LP and Hudson Bay Overseas Fund Ltd.).

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

General Steel Holdings, Inc.

Date: May 10, 2010	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: May 10, 2010	By: /s/ John Chen
John Chen
Director and Chief Financial Officer