Form 10-Q
period 2010-06-30
GENERAL STEEL HOLDINGS INC
filed 2010-08-09
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________

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

As of August 9, 2010, 54,512,183 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents
		Page
Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009.	3

	Consolidated Statements of Operation and Other Comprehensive Income (loss) for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited).	4

	Consolidated Statements of Changes In Equity (Unaudited).	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited).	6

	Notes to Consolidate Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	58

Item 4.	Controls and Procedures.	58

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	59

Item 6.	Exhibits.	59

Signatures		60

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$50,772	$82,118
Restricted cash	269,670	192,041
Notes receivable	56,355	29,185
Restricted notes receivable	24,324	-
Accounts receivable, net	20,759	8,525
Accounts receivable - related party	734	-
Other receivables, net	8,887	5,357
Other receivables - related parties	30,556	32,670
Dividend receivable	5,940	2,372
Inventories	281,276	208,087
Advances on inventory purchase	40,085	28,407
Advances on inventory purchase - related parties	8,798	2,995
Prepaid expense	5,409	690
Prepaid value added tax	17,075	19,488
Deferred tax assets	8,775	3,341
Total current assets	829,415	615,276

PLANT AND EQUIPMENT, net	566,202	555,111

OTHER ASSETS:
Advances on equipment purchase	18,618	8,419
Investment in unconsolidated subsidiaries	12,751	20,022
Long-term deferred expense	-	2,069
Intangible assets, net of accumulated amortization	23,400	23,733
Note issuance cost	392	406
Plant and equipment to be disposed	2,800	3,026
Total other assets	57,961	57,675

TOTAL ASSETS	$1,453,578	$1,228,062

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$388,080	$254,608
Accounts payable	194,478	158,126
Accounts payable - related parties	85,128	48,151
Short term loans - bank	177,404	148,968
Short term loans - others	97,902	110,358
Short term loans - related parties	-	11,751
Other payables and accrued liabilities	19,769	16,222
Other payable - related parties	24,085	3,706
Customer deposit	186,589	208,765
Customer deposit - related parties	28,514	3,791
Deposit due to sales representatives	67,884	49,544
Taxes payable	6,020	6,921
Distribution payable to former shareholders	12,862	16,434
Total current liabilities	1,288,715	1,037,345

CONVERTIBLE NOTES PAYABLE, net of debt discount of $2,019 and $2,250 as of June 30, 2010 and December 31, 2009, respectively	1,281	1,050

DERIVATIVE LIABILITIES	8,672	23,340

Total liabilities	1,298,668	1,061,735

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 52,952,508 and 51,618,595 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	53	52
Paid-in-capital	99,498	95,588
Statutory reserves	6,541	6,162
Accumulated deficits	(24,047)	(16,412)
Accumulated other comprehensive income	8,398	8,336
Total shareholders' equity	90,446	93,729

NONCONTROLLING INTERESTS	64,465	72,598

Total equity	154,911	166,327

TOTAL LIABILITIES AND EQUITY	$1,453,578	$1,228,062

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES	$383,173	$324,461	$700,801	$586,875

REVENUES - RELATED PARTIES	118,506	84,486	253,901	144,866

TOTAL REVENUES	501,679	408,947	954,702	731,741

COST OF REVENUES	369,437	301,849	687,013	553,851

COST OF REVENUES - RELATED PARTIES	124,882	84,599	254,596	142,469

TOTAL COST OF REVENUES	494,319	386,448	941,609	696,320

GROSS PROFIT	7,360	22,499	13,093	35,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,677	9,564	25,818	18,732

(LOSS) INCOME FROM OPERATIONS	(6,317)	12,935	(12,725)	16,689

OTHER INCOME(EXPENSE)
Interest income	617	764	1,737	1,642
Finance/interest expense	(16,464)	(11,309)	(27,427)	(14,247)
Change in fair value of derivative liabilities	10,729	(26,726)	14,668	(22,611)
Gain from debt extinguishment	-	-	-	2,930
Government grant	-	-	-	3,520
Income from equity investments	3,074	2,753	4,756	2,698
Other non-operating income, net	571	142	567	653
Total other expense, net	(1,473)	(34,376)	(5,699)	(25,416)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(7,790)	(21,441)	(18,424)	(8,727)

PROVISION FOR INCOME TAXES
Current	(5,093)	3,230	(4,472)	3,395
Deferred	2,253	(1,222)	(335)	-
Total (benefit) provision for income taxes	(2,840)	2,008	(4,807)	3,395

NET LOSS BEFORE NONCONTROLLING INTEREST	(4,950)	(23,449)	(13,617)	(12,122)

Less: Net (Loss) income attributable to noncontrolling interest	(2,822)	8,340	(5,982)	12,333

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(2,128)	(31,789)	(7,635)	(24,455)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	361	163	62	(14)
Comprehensive income (loss) attributable to noncontrolling interest	(1)	(1,031)	164	(1,106)

COMPREHENSIVE LOSS	$(1,768)	$(32,657)	$(7,409)	$(25,574)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	52,111,605	39,533,099	51,883,491	37,918,177

LOSS PER SHARE
Basic & Diluted	$(0.04)	$(0.80)	$(0.15)	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Preferred stock		Common stock			Retained earnings / Accumulated deficits			Accumulated other
						Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Paid-in capital	reserves	Unrestricted	receivable	income	interest	Totals
BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,129	$4,902	$10,092	$(960)	$8,705	$54,330	$114,237

Net loss attributable to controlling interest							(24,455)				(24,455)
Net income attributable to noncontrolling interest										12,333	12,333
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(556)	(556)
Adjustment to statutory reserve						260	(260)				-
Common stocks issued for compensation			216,000	0.22	498						498
Common stock issued for interest payment			152,240	0.15	558						558
Common stock issued for repayment of debt			300,000	0.30	1,800						1,800
Common stock transferred by CEO for compensation					138						138
Notes converted to common stock			5,104,596	5.11	24,125						24,130
Make whole shares issued on notes conversion			1,399,759	1.40	5,565						5,566
Reduction of Registered Capital								960			960
Foreign currency translation adjustments									(14)	(1,106)	(1,120)

BALANCE, June 30, 2009, unaudited	3,092,899	$3	43,301,428	$43	$69,813	$5,162	$(14,623)	$-	$8,691	$64,708	$133,797

Net loss attributable to controlling interest							(789)				(789)
Net income attributable to noncontrolling interest										9,230	9,230
Distribution of dividend to noncontrolling shareholders										(2,749)	(2,749)
Adjustment to statutory reserve						1,000	(1,000)				-
Common stock issued for compensation			380,650	0.55	1,377						1,378
Common stock issued for interest payments			44,065	0.05	187						187
Common stock transferred by CEO for compensation					138						138
Notes converted to common stock			1,940,678	1.95	7,947						7,949
Make whole shares issued on notes conversion			396,218	0.40	1,520						1,520
Common stock issued for private placement			5,555,556	5.56	14,606						14,612
Foreign currency translation adjustments									(355)	1,409	1,054

BALANCE, December 31, 2009	3,092,899	$3	51,618,595	$52	$95,588	$6,162	$(16,412)	$-	$8,336	$72,598	$166,327

Net loss attributable to controlling interest							(7,635)				(7,635)
Net loss attributable to noncontrolling interest										(5,982)	(5,982)
Distribution of dividend to noncontrolling shareholders										(1,045)	(1,045)
Noncontrolling interest acquired										(1,270)	(1,270)
Adjustment to special reserve						379					379
Common stock issued for compensation			405,750	0.41	1,369						1,369
Common stock issued for repayment of debt			928,163	0.93	2,403						2,404
Common stock transferred by CEO for compensation					138						138
Foreign currency translation adjustments									62	164	226

BALANCE, June 30, 2010, unaudited	3,092,899	$3	52,952,508	$53	$99,498	$6,541	$(24,047)	$-	$8,398	$64,465	$154,911

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(UNAUDITED)
(In thousands, except per share data)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(7,635)	$(24,454)
Net (loss) income attributable to noncontrolling interest	(5,982)	12,333
Consolidated net loss	(13,617)	(12,121)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	19,334	13,478
Debt extinguishment	-	(2,930)
Impairment of long-lived assets	1,733	-
(Gain) Loss on disposal of equipment	123	(3,431)
Stock issued for services and compensation	1,507	636
Make whole shares interest expense on notes conversion		6,455
Income from investment	(4,756)	(2,699)
Amortization of deferred note issuance cost and discount on convertible notes	13	43
Change in fair value of derivative instrument	(14,668)	22,612
Deferred tax assets	(5,501)	2,166
Changes in operating assets and liabilities
Notes receivable	(26,939)	4,915
Accounts receivable	(12,161)	(7,924)
Accounts receivable - related parties	(1,015)	-
Other receivables	(1,570)	(362)
Other receivables - related parties	2,300	(14,993)
Inventories	(79,299)	(84,204)
Advances on inventory purchases	(11,512)	11,271
Advances on inventory purchases - related parties	(5,431)	(13,021)
Accounts payable	35,734	59,067
Accounts payable - related parties	37,605	15,283
Other payables and accrued liabilities	2,426	19,183
Other payables - related parties	20,495	15,749
Customer deposits	(20,269)	16,160
Customer deposits - related parties	25,081	(3,574)
Taxes payable	4,966	(12,769)
Net cash (used in) provided by operating activities	(45,421)	28,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	(1,273)	(6,593)
Cash proceeds from disposal of long-term investment	3,667	-
Dividend receivable	(1,554)	-
Long term other receivables	-	1,215
Deposits due to sales representatives	18,663	31,933
Cash proceeds from sales of equipment	60	4,414
Advance on equipment purchases	(10,268)	3,065
Equipments purchase and intangible assets	(29,240)	(60,388)
Payments to original shareholders	(2,460)	-
Net cash used in investing activities	(22,405)	(26,354)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(76,526)	-
Notes receivable - restricted	(24,223)	(69,727)
Borrowings on short term loans - bank	133,196	72,816
Payments on short term loans - bank	(105,485)	(43,353)
Borrowings on short term loan - others	72,083	79,354
Payments on short term loans - others	(89,878)	(63,899)
Payments on short term loans - others-related parties	(4,401)	2,931
Borrowings on short term notes payable	408,476	371,614
Payments on short term notes payable	(276,594)	(303,327)
Net cash provided by financing activities	36,648	46,409

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(168)	(9)

(DECREASE) INCREASE IN CASH	(31,346)	49,036

CASH, beginning of period	82,118	14,895

CASH, end of period	$50,772	$63,931

Noncash transactions of investing and financing activities:
Share issuance for debt settlement	$2,410	-

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:
		Percentage
Subsidiary		of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd.(“GS (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.(“Longmen Joint Venture”)	PRC	60.0%
Maoming Hengda Steel Group Co., Ltd. (“Maoming Hengda”)	PRC	99.0%

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
June 30, 2010
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

Cash includes demand deposits in accounts maintained with banks within PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2010 and December 31, 2009 amounted to $320.2 million and $274.2 million, respectively. As of June 30, 2010, $1.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 24.5% and 27.3% of the Company’s total sales for the three months and six months ended June 30, 2010, respectively. The Company had five major customers, which represented approximately 13% and 21% of the Company’s total sales for the three months and six months ended June 30, 2009, respectively. None of these five customers accounts for more than 10% of total sales for the three months and six months ended June 30, 2010 and 2009. No accounts receivable was due from the five major customers as of June 30, 2010 and 2009.

For the three months and six months ended June 30, 2010, the Company purchased approximately 47.2% and 48.5% of its raw materials from five major suppliers, respectively, of which two of the five vendors account individually more than 10% of the total purchase. The purchase from the five major suppliers represents approximately 32% and 41% of Company’s total purchase for the three months and six months ended June 30, 2009, respectively. The top five vendors accounted for 23.1% and 20.5% of total accounts payable as of June 30, 2010 and 2009, respectively.

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
June 30, 2010
(Unaudited)

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

Translation adjustments included in accumulated other comprehensive income amounted to $8.4 million and $8.3 million as of June 30, 2010 and December 31, 2009, respectively. The balance sheet amounts, with the exception of equity at June 30, 2010 and December 31, 2009, were translated at 6.79 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2010 and 2009 were 6.82 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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
June 30, 2010
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

As of June 30, 2010, the outstanding convertible note principal amounted to $3.3 million, and the carrying value of the convertible note amounted to approximately $1.3 million. The Company used Level 3 inputs for its valuation methodology for the convertible note, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

(in thousands)	Carrying Value as of June 30, 2010	Fair Value Measurements at June 30, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$8,672		$8,672
Convertible notes payable	$1,281			$768

Except for the investments, convertible notes payable and derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

Level 3 Valuation Reconciliation:

Convertible Notes
(in thousands)
Balance, December 31, 2009	$1,050
Current period effective interest charges on notes	318
Interest paid	(87)
Balance, June 30, 2010 (Unaudited)	$1,281

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers and other receivables from cash advances to employees, related parties or third parties. An allowance for doubtful accounts is established and recorded based on managements’ assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $56.4 million and $29.2 million outstanding as of June 30, 2010 and December 31, 2009, respectively.

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans from banks. As of June 30, 2010 and December 31, 2009, restricted notes receivable amounted to $24.3 million and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods amounted to $2.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively. Shipping and handling for the six months ended June 30, 2010 and 2009 amounted to $5.0 million and $1.6 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”.   GS (China) acquired land use rights in 2001 for a total of $3.5 million. These land use rights are for 50 years and expire in 2050 and 2053. Management elected to amortize the land use rights over the ten-year business term because its initial business license had a ten-year term. Although GS (China) became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years; the Company decided to continue amortizing the land use rights over the original ten-year business term.

Longmen Group contributed land use rights for a total amount of $21.8 million to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.2 million for 50 years that expire in 2054.

Entity	Original Cost	Expires on
	(in thousands)
GS (China)	$3,481	2050 &2053
Longmen Joint Venture	$21,803	2048 & 2052
Maoming Hengda	$2,235	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2010, the Company expects these assets to be fully recoverable.

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value.

The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Other equipment	5 Years
Transportation Equipment	5 Years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service, maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three and six months ended June 30, 2010, the Company impaired long lived assets in the amount of $1.7 million.

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

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing Metallurgy”) invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$3,567	22.0
Shaanxi Xinglong Thermoelectric Co., Ltd	2004-2007	6,270	20.7
Shaanxi Longgang Group Xian steel Co., Ltd	2005	147	10.0
Huashan Metallurgical Equipment Co. Ltd.	2003	1,775	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2006	992	27.0
Total (Unaudited)		$12,751

Total investment in unconsolidated subsidiaries amounted to $12.8 million and $20.0 million as of June 30, 2010 and December 31, 2009, respectively.

On May 2010, Tongxing Metallurgy disposed its long-term investment in Shanxi Longmen Coal Chemical Industry Co., Ltd to an unrelated party for the consideration of $8.1 million (RMB 55 million). Tongxing Metallurgy realized a $1.5 million gain on disposal for the six months ended June 30, 2010.

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
June 30, 2010
(Unaudited)

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
June 30, 2010
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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 3 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Accounts receivable	$21,141	$9,015
Less: allowance for doubtful accounts	(382)	(490)
Net accounts receivable	$20,759	$8,525

Movement of allowance for doubtful accounts is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Beginning balance	$490	$401
Charge to expense	-	246
Less Write-off	(110)	(157)
Exchange rate effect	2	-
Ending balance	$382	$490

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 4 – Inventories

Inventories consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Supplies	$1,721	$1,025
Raw materials	219,886	146,084
Finished goods	59,669	60,978
Total inventories	$281,276	$208,087

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. For the three and six months ended June 30, 2010, $6.1 million and $6.5 million of inventory has been written off and included in cost of goods sold.

Note 5 – Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $48.9 million and $31.4 million as of June 30, 2010 and December 31, 2009, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Buildings and improvements	$120,469	$117,625
Machinery	488,172	467,595
Transportation and other equipment	11,088	12,824
Construction in progress	40,185	31,715
Subtotal	659,914	629,759
Less accumulated depreciation	(93,712)	(74,648)
Totals	$566,202	$555,111

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Construction in progress consisted of the following as of June 30, 2010:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
	(Unaudited)		(Unaudited)
Longmen employees cafeteria	$1,777	August, 2010	2,200
3# lime stone grinding machine	2,248	July, 2010	109
4# continuous casting	4,571	July, 2010	879
Rebar production line	21,422	September, 2010	98,038
Steel scrap cross	1,696	July, 2010	-
#3 Gangue	922	2012	2,024

Others	7,549	By the end of 2012	6,924
Total	$40,185		$110,174

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company determined that the construction in progress in Maoming Hengda was impaired as of June 30, 2010. For the three and six months ended June 30, 2010, $1.7 million construction-in-progress has been written off and included in operating expense.

Depreciation, including amounts in cost of sales, for the three months ended June 30, 2010 and 2009 amounted to $9.5 million and $7.0 million, respectively, and for the six months ended June 30, 2010 and 2009, amount to $18.8 and $13.1 million, respectively.

The Company has fixed assets to be disposed amounting to $2.8 million and $3.0 million as of June 30, 2010 and December 31, 2009, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Land use rights	$27,685	$27,519
Software	476	424
Subtotal	28,161	27,943

Accumulated Amortization – Land use right	(4,649)	(4,143)
Accumulated Amortization – software	(112)	(67)
Subtotal	(4,761)	(4,210)
Intangible assets, net	$23,400	$23,733

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The gross amount of the intangible assets amounted to $28.2 million and $27.9 million as of June 30, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 35.6 years.

Total amortization expense for the three months ended June 30, 2010 and 2009 amounted to $0.2 million, $0.2 million, respectively, and for the six months ended June 30, 2010 and 2009, amounted to $0.5 million and $0.4 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years ended	Estimated Amortization Expense	Gross carrying Amount
	(in thousands)	(in thousands)
June 30, 2011	$1,157	$22,243
June 30, 2012	1,157	21,086
June 30, 2013	817	20,269
June 30, 2014	721	19,548
June 30, 2015	721	18,827
Thereafter	18,827	-
Total	$23,400

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash. Restricted cash as a guarantee for the notes payable amounted to $269.7 million and $192.0 million as of June 30, 2010 and December 31, 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company had the following short-term notes payable:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
GS (China): Notes payable from banks in China, due various dates from July 2010 to September 2010. Restricted cash required of $9.6 million and $4.0 million as of June 30, 2010 and December 31, 2009, respectively; guaranteed by third parties.	$13,276	$7,628
Longmen Joint Venture: Notes payable from banks in China, due various dates from July 2010 to December 2010. Restricted cash of $258.2 million and $162.3 million as of June 30, 2010 and December 31, 2009, respectively; some notes are guaranteed by third parties while others are secured by equipments and land use rights.	373,847	216,173
Bao Tou: Notes payable from banks in China, due various dates on September 2010.Restricted cash of $1.0 million and $5.1 million as of June 30, 2010 and December 31, 2009, respectively; pledged by buildings.	957	10,269
Maoming Hengda: Notes payable from banks in China, Restricted cash of $0 and $20.6 million as of June 30, 2010 and December 31, 2009, respectively	-	20,538
Total short-term notes payable	$388,080	$254,608

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

Short term loans due to banks, related parties and other parties consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)

GS (China): Loan from banks in China, due various dates from August 2010 to June 2011. Weighted average interest rate 4.85% per annum; some are guaranteed by third parties while others are secured by equipment / inventory.	$24,107	$25,476
Longmen Joint Venture: Loan from banks in China, due various dates from July 2010 to June 2011. Weighted average interest rate 5.46% per annum; some are guaranteed by third parties or notes receivables while others are secured by equipment / buildings / land use right / inventory.	153,297	123,492

Total – short-term loans - bank	$177,404	$148,968

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from July to December 2010, and interest rates up to 12.0% per annum.	$83,935	$91,106
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	13,967	19,252
Total – short-term loans - others	$97,902	$110,358

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Sheng An Da, due on 2010, and interest rates 12.0% per annum.	$-	$4,401
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due on 2010. Annual interest rate of 5.0%.	-	7,350
Total – related party loans	$-	$11,751

The Company had various loans from unrelated companies. The balances amounted to $97.9 million and $110.4 million as of June 30, 2010 and December 31, 2009, respectively. Of the $97.9 million, $14.0 million loans carry no interest and the remaining $83.9 million are subject to interest rates ranging from 3.6% to 12.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expense, excluding capitalized interest, amounted to $5.6 million and $1.6 million for the three months ended June 30, 2010, and 2009, respectively, and interest expense amounted to $9.7 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively.

Capitalized interest amounted to $0.7 million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively.

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2010 and December 31, 2009, customer deposits amounted to $215.1 million and $212.6 million, including deposits paid to related parties amounted to $28.5 million and $3.8 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 10 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $67.9 million and $49.5 million in deposits due to sales representatives as of June 30, 2010 and December 31, 2009, respectively. For the six months ended June 30, 2010, the Company received deposits amounted to $18.4 million from sales representatives to secure the sales quantity.

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
June 30, 2010
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

Note Conversion

$30.0 million of the Notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511. Pursuant to generally accepted accounting principles of the United States, the Company valued the conversion option on the note conversion date. A total of $32.1 million of the carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million for the year ended December 31, 2009.

The carrying value of the Notes was $1.3 million and $1.1 million as of June 30, 2010 and December 31, 2009, respectively. The effective interest charges on the Notes totaled $0.1 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively.

Note issuance cost was amortized to interest expense for the three months ended June 30, 2010 and 2009 amounted to $0.008 million and $0.02 million, respectively. Note issuance cost was amortized to interest expense for the six months ended June 30, 2010 and 2009 amounted to $0.01 million and $0.04 million, respectively.

Reset of Warrants Exercise Price

On December 24, 2009, the holders of the existing warrants to purchase 1,154,958 shares of our common stock (See Note 11) entered into warrant reset agreements whereby the exercise price was reset from $13.51 to $5.00 per share and the number of shares of common stock issuable upon exercise of warrants was increased by 2.3775 times from 1,154,958 to 3,900,871. The Company booked $10.1 million derivative loss in 2009 for this reset accordingly.

As of December 31 2009, the balance of derivative liabilities, including 2009 issued warrants (see Note 17), was $23.3 million, which consisted of $20.8 million for the warrants and $2.5 million for the conversion option. As of June 30 2010, the balance of derivative liabilities was $8.7 million, which consisted of $7.7 million for the warrants and $1.0 million for the conversion option.

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $6.3 million and $4.1 million for the three months ended June 30, 2010 and 2009, respectively, and for the six months ended June 30, 2010 and 2009, amounted to $8.7 million and $6.7 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Income tax payments amounted to $0.5 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and for the six months ended June 30, 2010 and 2009, amounted to $1.3 and $1.8 million June 30, 2010 and 2009, respectively.

Effective Interest charge on the Notes of $0.3 million was capitalized into construction in progress for the six months ended June 30, 2010.

Note 13 - Gain from debt extinguishment and Government grant

Debt extinguishment

For the six months ended June 30, 2009, the Company recorded gain from debt extinguishment totaling $2.9 million. In 2009, Maoming Hengda, a subsidiary, entered into a Debt Waiver Agreement with Guangzhou Hengda, pursuant to which Guangzhou Hengda agreed to waive $2.9 million (RMB 20.0 million) of debt that Maoming Hengda owes to Guangzhou Hengda. The Company determined that the subsequent debt settlement does not constitute a contingency at the date of purchase as defined in the accounting standard - business Combinations and thus should not result in a reallocation of the purchase price. The waiver is irrevocable.

Government grant

Due to an increasing emphasis the government puts on energy savings and pollution emission controls, the Shaanxi Province Development and Reform Commission provided incentives for local companies to eliminate outdated iron and steel production machineries and equipment. The Company’s subsidiary, Longmen Joint Venture, received $4.3 million (RMB 29.2 million) in government grants for compliance in dismantling two blast furnaces for the six months ended June 30, 2009. The Company wrote off the residual book value of the furnaces dismantled totaling $0.7 million (RMB 5.0 million), and recorded other income of $3.5 million for the six months ended June 30, 2009.

Note 14 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
In thousands	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$(5,093)	$3,230	$(4,472)	$3,394
Deferred	2,253	(1,222)	(335)	-
Total (benefit) provision for income taxes	$(2,840)	$(2,008)	$(4,807)	$3,394

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the six months ended June 30, 2010 and 2009 are as follows:

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Beginning balance	$3,341	$7,487
Net operating loss carry-forward (tax assets realized) for subsidiaries	3,973	(864)
Effective tax rate	24% - 25%	25%
Deferred tax asset	$993	$(216)
Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	29,522	(26,193)
Effective tax rate	15%	15%
Deferred tax asset	$4,428	$(3,929)
Exchange difference	13	(1)
Totals	$8,775	$3,341

Under the Income Tax Laws of the PRC, the Company’s subsidiary, GS (China), is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. GS (China) became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. GS (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of the PRC; it is eligible for an income tax rate of 25% and 12% for the periods ended June 30, 2010 and December 31, 2009, respectively.

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is at 15% deducted rate till December 31, 2010.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia and is subject to an income tax at an effective rate of 25%.

Maoming Hengda is located in Guangdong province and is subject to an income tax at an effective rate of 25%.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	10.5%	(1.5)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(9.4)%	(3.1)%
Total provision for income taxes	26.1%	20.4%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the six months ended June 30, 2010 and 2009.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $6.5 million as of June 30, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2010 and for the year ended December 31, 2009. The net operating loss carry forwards for United States income taxes amounted to $5.6 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2010 was $1.9 million. The net change in the valuation allowance for the six months ended June 30, 2010 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

VAT on sales and VAT on purchases amounted to $141.0 million  and $138.6 million, respectively, for the three months ended June 30, 2010 and $93.2 million and $98.2 million, respectively, for the three months ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $258.5 million and $226.4 million, respectively, for the six months ended June 30, 2010 and $179.2 million and $165.9 million, respectively, for the six months ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
VAT taxes payable	$3,080	$3,861
Income taxes payable	700	1,633
Misc taxes	2,240	1,427
Totals	$6,020	$6,921

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

(in thousands except per share data)	Three-month ended June 30,		Six-month ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss attributable to holders of common shares	(2,128)	(31,789)	(7,635)	(24,455)
Basic and diluted weighted average number of common shares outstanding	52,111,605	39,533,099	51,883,491	37,918,177

Loss per share
Basic & diluted	$(0.04)	$(0.80)	$(0.15)	$(0.64)

There is no dilutive effect for its earnings per share as the Company incurred net loss for the three and six months end June 30, 2010 and 2009.

Note 16 – Related party transactions and balances

Related party transactions

On March 31, 2010, GS (China), a subsidiary in which the Company holds a controlling interest, entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby GS (China) will lease its facility located at No. 1, Tonga Street, Daqizhuang Town, Junghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, lands, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to GS (China) is approximately $0.2 million (RMB1.68 million). The lessee partially owned by a related party Beijing Wendlar Co., Ltd, and is managed by the former general manager of GS (China). For the three and six months ended June 30, 2010, GS (China) realized rental income in the amount of $0.8 million and $1.5 million from the Lessee.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended June 30,	Amount
(in thousands)
2011	$2,970
2012	1,484
Thereafter	-
Total	$4,454

The following chart summarized sales to the related party transactions for the six months ended June 30, 2010 and 2009.

Name of related parties	Relationship	June 30, 2010	June 30 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“LG Group”)	Noncontrolling shareholder of Longmen Joint Venture	$183,668	$94,067
Hengying	Common control under CEO	19,268	14,408
Dazhan	Common control under CEO	15,903	12,537
Hancheng Haiyan Coking	Investee of LG Group	19,368	23,854
Shaanxi Steel & Iron Company	Majority shareholder of Longmen Group	933	-
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,456	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,314	-
Others		991	-
Total		$253,901	$144,866

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The following charts summarize purchases from the related party transactions for the six months ended June 30, 2010 and 2009.

Name of related parties	Relationship	June 30, 2010	June 30, 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
LG Group	Noncontrolling shareholder of Longmen Joint Venture	253,840	146,116
Hengying and Dazhan	Common control under CEO	-	15,863
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	6,978	9,274
Hancheng Haiyan Coking	Investee of LG Group	117,835	52,902
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,011	12,376
Others		315	85
Total		$379,979	$236,616

Related party balances

a.	Account receivables - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	$734	$-
Total		$734	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

b.	Other receivables - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Beijing Wendlar Co., Ltd	Common control under CEO	$326	$-
LG Group	Noncontrolling shareholder of Longmen Joint Venture	3,830	19,226
Shaanxi Steel & Iron Company	Majority shareholder of Longmen Group	9,065	-
Mao Ming Sheng Zhe	Common control under CEO	2,141	3,021
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	15,140	10,268
Baotou Shengda Steel Pipe Co., Ltd	Common control under CEO	54	-
Tianjin Jin Qiu Steel Market	Common control under CEO	-	147
Tianjing General Steel Management Service Co., Ltd	Common control under CEO	-	8
Total		$30,556	$32,670

c.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Mao Ming Sheng Ze	Common control under CEO	$8,798	$-
Tianjin Jin Qiu Steel Market	Common control under CEO	-	2,995
Total		$8,798	$2,995

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

d.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$8,770	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	12,193	6,047
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	898	960
Zhengzhou Shenglong	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	91	91
ShanXi Fangxin	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	373
Baogang Jianan	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	170	38
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,210	1,360
Huashan metallurgy	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)		601
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	122	1,315
LG Group	Noncontrolling shareholder of Longmen Joint Venture	13,795	15,310
Tianjin General Qiugang Pipe	Common control under CEO	10,012	4,800
Hancheng Haiyan Coking	Investee of LG Group	37,867	-
Total		$85,128	$48,151

e.	Short-term loans - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$-	$3,946
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404
Shaanxi Shenganda Trading Co., Ltd	Common control under LG Group	-	4,401
Total		$-	$11,751

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

f.	Other payables - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	2,510	2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,311	587
Tianjin General Qiugang Pipe	Common control under CEO	18,924	-
Tianjin Jin Qiu Steel Market	Common control under CEO	1,340	-
Total		$24,085	$3,706

g.	Customer deposit – related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	1,567	$1,544
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	203
Hancheng Haiyan Coking	Investee of LG Group	1,995	1,316
LG Group	Noncontrolling shareholder of Longmen Joint Venture	24,952	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	728
Total		$28,514	$3,791

The Company also guaranteed bank loans of related parties amounting to $54.4 million and $93.6 million as of June 30, 2010 and December 31, 2009, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

From April to November 2009, the Company issued 487,400 shares of common stock to management and a consulting firm as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $1.6 million.

On July 15, 2009 and August 21, 2009, the Company granted convertible notes holders 44,065 shares of common stock at price of $4.2511 as cash payments made for interest.

On May 8, 2009, the Company issued 300,000 shares of common stock to Maoming Hengda’s debtor, Guangzhou Hengda at $6.00 per share, as cash payments made for settling other short term loan.

From May 7, 2009 to December 31, 2009, $30.0 million of notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million and 1,795,977 shares of common stock were issued. See Note 11 for details.

On December 24, 2009, the Company entered into a Securities Purchase Agreement with certain institutional investors issuing 5,555,556 shares and 2,777,778 warrants (the “2009 Warrants”). The 2009 Warrants can be converted to common stock from June 24, 2010 to June 23, 2013 at $5.00 per share. The 2009 Warrants have a strike price equal to $5.00 and a term of two and a half years. Because the 2009 Warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, and the 2009 Warrants permit the holder to request cash buy-back in the event of a Fundamental Transaction, which is a significant change in the Company structure and/or equity. The 2009 Warrants do not meet the requirements of the accounting standards to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities and marked to market each period.

The initial value of the 2009 Warrants was determined using the Cox-Ross-Rubinstein binomial model using the following assumptions:

•	Expected volatility of 125%
•	Expected dividend yield of 0%
•	Risk-free interest rate of 1.28%
•	Expected lives of two and a half years
•	Market price at issuance date of $4.57
•	Strike price of $5.00

The 2009 Warrants were valued at $8.5 million when they were issued on December 24, 2009. At June 30, 2010 and December 31, 2009, the estimated fair value of the warrants was $2.8 million and $8.1 million, resulting in a gain of $5.3 million and $0.4 million, respectively. The gain was recorded in the Company’s consolidated statement of operations and other comprehensive income (loss).

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

2010 Equity Transactions

On March 19, 2010, the Company granted senior management and directors 237,100 shares of common stock at $3.91 per share as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.9 million.

On June 7, 2010, the Company issued 928,163 shares of common stock to one of Maoming Hengda’s creditor to settle the other short-term loans.

On June 25, 2010, the Company granted senior management and directors 168,650 shares of common stock at $2.62 per share as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.4 million.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2009	1,154,958
Granted	5,523,691
Forfeited	-
Exercised	-
Outstanding As of December 31, 2009	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding As of June 30, 2010 (Unaudited)	6,678,649

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5	6,678,649	2.5	$5	6,678,649	2.5

Note 18 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $1.1 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, $2.2 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Note 20 – Commitment and contingencies

Commitments

GS (China) rented land for 50 years starting September 2005. Total amount of the rent over the 50 years period is approximately $1.2 million (or RMB 8 million).

Baotou Steel Pipe Joint Venture has 5 years rental agreement with Bao Gang Jianan for buildings. The agreement began June 2007 for $0.3 million (or RMB1.8 million) per year.

As of June 30, 2010, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended June 30,	Amount
(in thousands)
2011	$264
2012	264
2013	-
2014	-
2015	-
Thereafter	663
Total	$1,191

Total rental expense amounted to $0.07 and $0.1 million for the three months ended June 30, 2010 and 2009, respectively and total rental expense for the six months ended June 30, 2010 and 2009, amounted to $0.1 million and $0.2 million, respectively,

Longmen Joint Venture has $12.3 million contractual obligations in its construction project as of June 30 2010, see note 6.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company entered an agreement to build a TRT Electricity Generator (“TRT”) inside Longmen Joint Venture’s production plant. The Company makes payments for the cost via scheduled payments after the TRT was put into use in April 2009. The future payment schedule associated with the arrangement is as follow:

Year ended June 30,	Amount
(in thousands)
2011	$3,051
Thereafter	-
Total	$3,051

On May 13, 2010, the Company entered a Joint Venture Framework Agreement with Shanxi Meijin Energy Group Co., Ltd, a corporation formed under the laws of PRC. The establishment of the joint venture is subject to the receipt and satisfactory review by General Steel of a written appraisal and related due diligence materials pertaining to Meijin Energy. As part of any consummation of the joint venture in accordance with a definitive agreement, General Steel will contribute RMB440 million (approximately $64.7 million) in cash or stock and shall thereafter hold a 55% interest in Meijin Steel. Meijin Energy will contribute facilities, inventory, equipment and land usage rights with an aggregate value equal to RMB360 million (approximately $52.0 million) and shall thereafter retain a 45% interest in Meijin Steel.

Contingencies

As of June 30, 2010, the Company guaranteed bank loans for related parties and third parties bank loans, including line of credit, amounting to $129.1 million.

Longmen Joint Venture had $123.2 million guarantees as of June 30, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Line of credit	9,626	July 2009 to July 2010
Bank loans	51,555	Various from July 2009 to June 2011
Notes payable	39,857	Various from July 2008 to September 2012
Confirming storage	17,812	Various from September 2009 to June 2011
Financing by the rights of goods delivery in the future	4,375	Various from December 2009 to March 2011
Total	$123,225

Maoming Hengda had $5.9 million in guarantees as of June 30, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Bank loan	$5,892	Various from June 2009 to October 2010

The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines is as follows:

	For the three months ended		For the six months ended
(in thousands)	2010	2009	2010	2009
Products	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Re-bar	$494,530	$364,767	$934,188	$657,481
Hot-Rolled Sheets	-	13,878	8,314	26,577
High Speed Wire	2,006	26,487	5,880	43,737
Spiral-Welded Steel Pipe	5,143	3,815	6,320	3,946
Total sales revenue	$501,679	$408,947	$954,702	$731,741

Note 22 – Subsequent event

On August 4, 2010, the investors in the remaining outstanding Notes elected to convert all the amounts due under the Notes into the Company’s common stock, par value per share $0.001. These are the only remaining notes outstanding from the Company’s December 13, 2007 private placement. The Notes were converted in accordance with their terms resulting in the issuance of a total of 1,559,675 shares of common Stock in the aggregate to the Investors (the “Conversion”). As a result of the Conversion, the Company has no outstanding balance for the Notes.

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

Recent Developments and Second Quarter Highlights

•	For the three month period ended June 30, 2010, total revenue increased 22.7% to $501.7 million from $408.9 million in the second quarter of 2009.

•	Shipment volume increased 5.8% to 1.01 million metric tons from 0.96 million metric tons.

•
On May 13, 2010, we entered into a Joint Venture Framework Agreement with Shanxi Meijin Energy Group Co., Ltd. (“Meijin Energy”), a corporation formed under the laws of the People's Republic of China.  The establishment of the joint venture is subject to our receipt and satisfactory review of a written appraisal of fixed assets  and related due diligence materials pertaining to Meijin Energy.

Our continuing growth demonstrates the following strengths:

•	our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has proven successful; and

•	we are a direct beneficiary of the China economic stimulus infrastructure spending program.

Overview

We were incorporated on August 5, 2002 in the State of Nevada.  We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies that serve several industries and produce a variety of steel products including reinforced bars (“rebar”), spiral-weld pipes and high-speed wire.  Our aggregate annual production capacity of steel products is 6.3 million metric tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions drive demand for all of our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in China.

Our mission is to acquire Chinese steel companies and increase their profitability and efficiencies with the application of western management practices and advanced production technologies, and the infusion of capital resources.

Our strategy is to grow through mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential.  We have executed this strategy in acquiring controlling interest positions in three joint ventures.  Our business currently operates through four steel-related subsidiaries and we are actively pursuing a plan to acquire additional assets.

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

General Steel (China) Co., Ltd.

General Steel (China) Co., Ltd., (“GS (China)”), formerly known as Tianjin Daqiuzhuang Metal Sheet Co., Ltd., started operations in 1988.  GS (China)’s core business was manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in low-end light industrial applications including the production of wiring cabinets, metal security doors, light agricultural vehicles and other specialty markets.

On March 31, 2010, GS (China) entered into a lease agreement whereby GS (China) leased its facility located at No. 1, Tongda Street, Daqiuzhuang town, Jinghai County, Tianjin municipality, to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”).  The lease provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and reduces overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder.  The term of the lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to GS (China) is approximately $246,096 (RMB1.68 million).  The former General Manager of GS (China) currently manages Tianjin Daqiuzhuang Steel Plates Co., Ltd.  Changing the business model of this facility from a direct operations model to a leased operations model reduces overhead costs and provides a steady revenue stream in the form of fixed monthly lease revenue.

Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.

On April 27, 2007, GS (China) and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement amending the Joint Venture Agreement entered into on September 28, 2005 to increase GS (China)’s ownership interest in the related joint venture to 80%.  The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel Pipe Joint Venture”).  Baotou Steel Pipe Joint Venture obtained its business license from government authorities in China on May 25, 2007, and started regular operations in July 2007.  Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes used mainly in the energy sector primarily to transport oil, natural gas and steam.  These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m.  Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

Shaanxi Longmen Iron and Steel Co., Ltd.

Effective June 1, 2007, through two subsidiaries, GS (China) and Tianjin Qiu Steel Investment Co., Ltd., we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through our two subsidiaries, we invested a total of approximately $39 million cash and collectively hold approximately 60% of the Longmen Joint Venture.

Longmen Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002.  Longmen Group operates as a fully-integrated steel production facility.  Less than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, the Longmen Joint Venture has five branch offices, five subsidiaries under direct control and six entities in which it has a non-controlling interest.  It employs approximately 6,300 full-time employees.  In addition to steel production, the Longmen Joint Venture operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province.  Changlong Branch owns 154 vehicles and provides transportation services exclusively to the Longmen Joint Venture.

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

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape) and are generally considered a regional product because their weight and dimensions make the products  ill-suited for cost-effective long-haul ground transportation.  By our estimates, the provincial market demand for rebar is six to eight million metric tons per year.  Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 200km from the Longmen Joint Venture’s main steel production site. We estimate that we currently provide the Xi’an market with approximately 72% of its market for rebar.

An established regional network of approximately 100 distributors and four sales offices sell the Longmen Joint Venture’s products.  All Longmen Joint Venture products are sold under the registered brand name of “Yulong,” which has strong regional recognition and brand awareness.  Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards.  Products manufactured at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

Maoming Hengda Steel Group Limited

On June 25, 2008, through our subsidiary Qiu Steel Investment, we paid approximately $7.1 million (RMB50 million) in cash, to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming”).  The total registered capital of Maoming is approximately $77.8 million (RMB544.6 million).

Maoming’s core business is the production of high-speed wire and rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province. The Maoming facility has two production lines capable of producing 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar annually.  The products are sold through nine distributors targeting customers in Guangxi province and the eastern region of Guangdong province.

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

Production Capacity Information Summary by Subsidiaries

	GS (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming

Annual Production Capacity (metric tons)	400,000	100,000	4.8 million	1 million

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	High-speed wire

Main Application	Light industrial applications	Energy transport	Infrastructure and construction	Infrastructure and construction

Marketing and Customers

We sell our products primarily to distributors, typically collecting payment from these distributors in advance.  Our marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality.  We believe that these requirements as well as product planning are critical factors in our ability to serve this segment of the market.

Demand for our products

Overall, domestic economic growth is an important demand driver of our products, especially construction and infrastructure projects, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products.  According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top-five economic priorities of the PRC.  Shaanxi province, where the Longmen Joint Venture is located, has been designated as a focal point for development into the western region.  Our Longmen Joint Venture is 220 km from Xi’an and does not have a major competitor within a 250 km radius.  According to the information released by the Shaanxi Provincial Development and Reform Commission, total fixed assets investment for Shaanxi province was approximately $21.3 billion (RMB 144.9 billion) for the year ended December 31, 2009, a 73.7% increase over the same period in 2008. There are 235 construction and infrastructure projects under construction in 2010.  Among them 50 projects are scheduled to begin this year. Some of the major projects include: nine new railways, one new airport, and expansion of the Xi’an airport, two new ring subway systems and 4 new dams.  Currently, our Longmen Joint Venture supplies construction steel products to many of these projects including: the Xi’an No. 1 and 2 subway systems and the railway lines connecting Xi’an to Chengdu and Xi’an to Ankang.  We believe there will be sustained regional demand for several years as the government continues to drive western region development efforts.

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

Supply of raw materials

The primary raw materials we use for steel production are iron ore, coke and steel billets.  Baotou Steel Pipe Joint Venture uses hot-rolled steel coil as their main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming uses steel billets as its main raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets.  As a result, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Longmen Joint Venture accounts for 4.8 million metric tons of our aggregate 6.3 million metric tons annual production capacity.  At Longmen Joint Venture, approximately 95% of production costs are associated with raw materials, with iron ore being the largest component.

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

The major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	22.7%	Related party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.9%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	6.5%	None
Baotou Bangli Industry Co., Ltd	Iron Ore	3.1%	None
Hejing Xinbo Commercial Trade Co., Ltd.	Iron Block	3.0%	None
	Total	47.2%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Inner Monglia Chenggang Material Co., Ltd	Steel Coil	23.1%	None
Tianjin Dazhan Industry Co., Ltd	Steel Coil	14.7%	Related party
Baotou Shunye Material Co., Ltd	Steel Coil	12.2%	None
Tianjin Shengze Industry & Trade Co., Ltd	Steel Coil	11.6%	None
Tianjin Jinchang I&E Co., Ltd.	Steel Coil	6.0%	None
	Total	67.6%

Maoming

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Maoming Dazhongmao Petrochem Co., Ltd.	Heavy Oil	23.5%	None
Maoming Zhenmao Development Co.,Ltd	Heavy Oil	23.5	None
	Total	47.0%

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

On July 12, 2010, Ministry of Industry & Information Technology Commission issued the Steel Industry Admittance and Operation Qualifications. The new standard specified requirement of all aspects which include: size of blast furnace, size of converters, emission of waster water, dust per ton of steel producing, quantity of coal used for each process of steel making and output capacity of year 2009.  The new policy once again confirms the central government’s resolution to push forward the consolidation of this fragmented industry of more than 800 players.  While the operational conditions become tougher and tougher, more small and medium size players will aggressively look for valued partners which will raise the opportunities of high quality acquisitions for GSI.  We believe the directives indirectly strengthen our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

Results of Operations for the Three Months Period Ended

Sales Revenues

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The following table sets forth sales revenue and volume in metric tons for our Longmen Joint Venture..

SALES REVENUE	Three months ended
	June 30, 2010				June 30, 2009			Change	Change
in thousands, except metric tons	Volume	Revenue	%		Volume	Revenue	%	Volume %	Revenue %
	Unaudited				Unaudited
Longmen Joint Venture	928,380	$499,361	99.5	.%	843,291	$364,767	89.2%	10.1%	36.9%
Other	82,375	$2,318	0.5%		112,213	$44,180	10.8%
Total Revenue of General Steel	1,010,755	501,679			955,504	408,947		5.8%	22.7%

Total Sales Revenues for the three months ended June 30, 2010 increased 22.7% to $501.7 million from $408.9 million for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the sales volume increase of 5.8% and average selling price of rebar increase of 24.6% at our Longmen Joint Venture from RMB2,950 (approximately US $434) in the second quarter of 2009 to RMB3,666 (approximately US $540) in the second quarter of 2010.

Longmen Joint Venture comprised 99.5% of total sales for the second quarter of 2010.  We run at 86% of our total capacity in the second quarter of 2010 which was fueled by stable demand for construction steel in our addressable markets.

  Maoming comprised $2 million or less than 1% of total sales for the second quarter of 2010. The decrease in sales revenue compared to the same period last year is primarily due to a greater number of processing contracts compared to production contracts.  In the second quarter of 2010, Maoming only completed processing contracts, which generate less sales revenue, whereas in the second quarter of 2009, it completed both processing and production contracts.

Baotou Steel Pipe Joint Venture comprised $5 million or  less than 1% of total sales for the second quarter of 2010.  Sales from  Baotou Steel Pipe Joint Venture increased in second quarter 2010 compared to the same period last year due to higher average selling price.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

The following table sets forth sales revenue and volume in metric tons for each of our Longmen  Joint Venture

SALES REVENUE	Six months ended
	June 30, 2010			June 30, 2009			Change		Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %		Revenue %
	Unaudited			Unaudited
Longmen Joint Venture	1,838,111	$934,187	97.9%	1,492,618	$657,482	89.9%	23.	%	42.1%
Other	208,014	$20,515	2.1%	181,022	$74,259	10.1%
Total Revenue of General Steel	2,046,125	954,702		1,673,640	731,741		22.2%		30.5%

Total Sales Revenues for the six months ended June 30, 2010 increased 30.5% to $954.7 million from $731.7 million for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the sales volume increase of 23.1% and  and a 15.5% increase in the average selling price of rebar of at our Longmen Joint Venture from RMB3,000 (approximately US $441) in the first half of 2009 to RMB3,465 (approximately US $509) in the first half of 2010.

Longmen Joint Venture comprised 97.9% of total sales for first half of 2010. We run at about 86% of our total capacity in the first half of 2010 which resulted from stable demand for our construction steel products.

  Maoming comprised $5.9 million or less than 1% of our total sales for the first half of 2010.  The decrease in sales revenue compared to the same period last year is primarily due to the elimination of production contracts.  In the second quarter of 2010, Maoming only completed processing contracts, which generate less sales revenue, whereas in the second quarter of 2009, it completed both processing and production contracts.

Baotou Steel Pipe Joint Venture comprised $6.3 million or less than 1% of our total sales for the first half of 2010. The 60.2% sales amount increase is due to higher average selling prices.  Sales from Baotou Steel Steel Pipe Joint Venture increased in the first half of 2010compared to the first half of 2009 due to higher average selling prices.

Gross Profit

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The following table sets forth gross profit and volume in metric tons of each of our Longmen Joint Venture.

GROSS PROFIT	Three months ended
in thousands, except metric tons	June 30, 2010			June 30, 2009			Change %
	Unaudited			Unaudited
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	928,380	$8,116	1.6%	843,291	$24,659	6.8%	(67.1)%
Total Gross Profit of General Steel	1,010,755	7,360	1.5%	955,504	22,499	5.5%	(67.3)%

Longmen Joint Venture

Gross profit for the three months ended June 30, 2010 decreased 67.3% to $7.4 million from $22.5 million for the same period last year.  The decrease is primarily attributable to a drop in gross profit at our Longmen Joint Venture.

The Gross Profit Margin at Longmen Joint Venture was negatively affected by the following factors.

1)
Average selling prices of our products declined approximately 15% from the middle of April to the end of June mainly due to the implementation of a series of macro-control measures issued by the Chinese government to impede the rising price of property which slowed down real estate projects.

2)	The price of our primary raw materials including iron ore and coke stayed at relatively high levels in the second quarter of 2010.

Maoming

We have not realized a gross profit at Maoming due to its relatively low utilization rate of the products from that facility. In the second quarter of 2010, Maoming discontinued its performance of production contracts and only performed processing contracts, which generate less sales revenue than production contracts,  By comparison,  in the second quarter of 2009, Maoming completed both processing and production contracts. The decrease in gross profit also contributed by decrease in sales revenue.

Baotou Steel

At our Baotou Steel Pipe Joint Venture, gross margin increased to 8.5% in the second quarter of 2010 from -0.1% in the same period last year.  The increase was due to higher average selling price in the second quarter of 2010 compare to the same period last year.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

The following table sets forth gross profit and volume in metric tons of each of our Longmen Joint Venture.

GROSS PROFIT	Six months ended
in thousands, except metric tons	June 30, 2010			June 30, 2009			Change %
	Unaudited			Unaudited
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	1,838,111	$14,969	1.5%	1,492,618	$39,395	6.0%	(64.1)%
Total Gross Profit of General Steel	2,046,125	13,093	1.4%	1,673,640	35,421	4.8%	(63.0)%

Gross profit for the six months ended June 30, 2010 decreased 64.1% to $13.1 million from $35.4 million for the same period last year.  The decrease is primarily attributable to a drop in gross profit at our Longmen Joint Venture.

Selling, General and Administrative Expenses

Three months ended June 30, 2010 compared with three months ended June 30, 2009

in thousands	Three months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$13,677	$9,564	43.0%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.7%	2.3%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 43.0% to $13.7 million for the three months ended June 30, 2010, compared to $9.6 million for the same period of 2009. The increase is mainly due to increased transportation and agent charges at the Longmen Joint Venture following shipping volume increases and more sales deliveries made to markets outside of Shaanxi.

Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.7% for the second quarter of 2010 from 2.3% for the same period in 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

in thousands	Six months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$25,818	$18,732	37.8%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.7%	2.6%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 37.8% to $25.8 million for the six months ended June 30, 2010, compared to $18.7 million for the same period of 2009. The increase is mainly due to increased transportation and agent charges at the Longmen Joint Venture following shipping volume increases and more sales deliveries made to markets outside of Shaanxi.

Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.7% for the first half of 2010 from 2.6% in the same period in 2009.

(Loss) income from operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

in thousands	Three months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
(LOSS) INCOME FROM OPERATIONS	$(6,317)	$12,935

Income from operations for the three months ended June 30, 2010 decreased to a loss of $6.3 million from $12.9 million income for the same period last year.

in thousands	Six months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
(LOSS) INCOME FROM OPERATIONS	$(12,725)	$16,689

Income from operations for the six months ended June 30, 2010 decreased to a loss of $12.7 million from $16.7 million income for the same period last year.

The decrease in income from operations for the three months and six months ended June 30, 2010 was due to a decrease in gross profit margin caused by average selling price decline while  cost of production stayed at relatively high level for the senod quarter of 2010 which adversely affected our gross margin.

Other income (expense)

Three months ended June 30, 2010 compared with three months ended June 30, 2009

In thousands	Three months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
OTHER INCOME (EXPENSES)
Interest income	$617	$764	(19.2)%
Finance/Interest expense	(16,464)	(11,309)	45.6%
Change in fair value of derivative liabilities	10,729	(26,726)
Income from equity investment	3,074	2,753	11.7%
Other non-operating income, net	571	142
Total other expenses, net	$(1,473)	$(34,376)	(95.7)%

Total other expense for the three months ended June 30, 2010 was $1.5 million compared to $34.4 million for the same period last year.

The difference between the $1.5 million expense recorded for the three months ended June 30, 2010 and the $34.4 million expense recorded for the three months ended June 30, 2009 was caused by the net effect of a $5.2 million increase in finance and interest expense and a gain of $10.7 million on the change in fair value of derivative liabilities.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

In thousands	Six months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
OTHER INCOME (EXPENSES)
Interest income	$1,737	$1,642	5.8%
Finance/Interest expense	(27,427)	(14,247)	92.5%
Change in fair value of derivative liabilities	14,668	(22,611)
Gain from debt extinguishment		2,930
Government grant		3,520
Income from equity investment	4,756	2,698	76.3%
Other non-operating income, net	567	652	(13.0)%
Total other expenses, net	$(5,699)	$(25,416)	(77.6)%

Total other expense for the six months ended June 30, 2010 was $5.7million compared to $25.4 million for the same period last year.

The difference between the $5.7 million expense recorded for the six months ended June 30, 2010 and the $25.4 million expense recorded for the three months ended June 30, 2009 was caused by the net effect of a $13.1 million increase in finance and interest expense and a gain of $14.7 million in the change in fair value of derivative liabilities.

Change in fair value of derivative liabilities

According to GAAP, our December 2007 Notes and the December 2007 Warrants (as defined below) are considered a derivative and therefore must be “marked to market.”  One of the drivers used to calculate the value of this derivative is stock price. Changes in our stock price cause gains or losses to this income statement item.

The change in fair value of derivative liabilities for the three months ended June 30, 2010 was a gain of $10.7 million compared to a loss of $26.7 million for the same period last year. The change in fair value of derivative liabilities for the six months ended June 30, 2010 was a gain of $14.7 million compared to a loss of $22.6 million for the same period last year.This gain was due to a lower stock price of our common stock in the second quarter of 2010 compared to fiscal year-ended December 31, 2009. According to GAAP rules in valuing derivatives, the drop in our share price required us to record a $10.7 million gain for the three months ended June 30, 2010 and a $14.7 million gain for the six months ended June 30, 2010 in change in fair value of derivative liabilities.

Net loss before noncontrolling interest

Three months ended June 30, 2010 compared with three months ended June 30, 2009

in thousands	Three months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
NET LOSS BEFORE NONCONTROLLING INTEREST	$(4,950)	$(23,449)

Net loss before noncontrolling interest for the three months ended June 30, 2010 decreased $5 million from $23.5 million for the same period last year.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

in thousands	Six months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
NET LOSS BEFORE NONCONTROLLING INTEREST	$(13,617)	$(12,121)

Net loss before noncontrolling interest for the six months ended June 30, 2010 increased to $13.6 million from $12.1 million for the same period last year.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2010 compared with three months ended June 30, 2009

In thousands	Three months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
NET LOSS BEFORE NONCONTROLLING INTEREST	$(4,950)	$(23,449)
LESS: Net (loss) income attributable to the noncontrolling interest	(2,822)	8,340
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,128)	$(31,789)

Net loss attributable to General Steel Holdings, Inc. for the three months ended June 30, 2010 decreased to a $2.1 million compared to $31.8 million for the same period of 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

In thousands	Six months ended
	June 30, 2010	June 30, 2009
	Unaudited	Unaudited
NET LOSS BEFORE NONCONTROLLING INTEREST	$(13,617)	$(12,122)
LESS: Net (loss) income attributable to the noncontrolling interest	(5,982)	12,333
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(7,635)	$(24,455)

Net loss attributable to General Steel Holdings, Inc. for the six months ended June 30, 2010 decreased to $7.6 million compared to  $24.5 million for the same period of 2009.

Earnings per share

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Earning per Share	Three months ended
In thousands, except earning per share	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,128)	$(31,789)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	52,111	39,533	31.8%
Diluted	52,111	39,533	31.8%

LOSS PER SHARE
Basic	$(0.04)	$(0.80)
Diluted	$(0.04)	$(0.80)

 Basic and diluted loss per share for the three months ended June 30, 2010 decreased to $0.04 compared to $0.80 for the same period of 2009.

Six  months ended June 30, 2010 compared with six  months ended June 30, 2009

Earning per Share	Six months ended
In thousands, except earning per share	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(7,635)	$(24,455)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	51,883	37,918	36.8%
Diluted	51,883	37,918	36.8%

LOSS PER SHARE
Basic	$(0.15)	$(0,64)
Diluted	$(0.15)	$(0,64)

Basic and diluted loss per share for the six months ended June 30, 2010 decreased to $0.15 from $0.64 for the same period of 2009.

Income taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended June 30, 2010 and 2009. Therefore, no provision for withholding of U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

GS (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of PRC, and therefore was eligible for an income tax rate of 24%.  Thus, GS (China) was entitled to a 50% income tax reduction of the special income tax rate of 24%, which is a rate of 12% for the years ended December 31, 2009 due to its foreign joint venture status. Beginning in 2010, the effective income tax rate at GS (China) becomes 25%.

Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia Autonomous Region and is subject to an effective income tax rate of 25%.

Maoming is located in Guangdong province and subject to an effective income tax rate of 25%.

For the three months ended June 30, 2010, we had a total tax benefit of $2.8 million.

For the six months ended June 30, 2010, we had a total tax benefit of $4.8 million.

We have cumulative undistributed earnings of foreign subsidiaries of approximately $6.5 million as of June 30, 2010. Such earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in internal operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2010 and for the year ended December 31, 2009. The net operating loss carry forwards for United States income taxes amounted to $5.6 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2010 was $1.9 million. The net change in the valuation allowance for the three months ended June 30, 2010 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture and 1% interest in Maoming by another entity.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $21.5 million as of June 30, 2010 compared to $8.5 million on December 31, 2009. This increase was mainly due to Longmen Joint Venture’s deliveries made to a major government project and this receivable will be collected in the coming months.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of June 30, 2010, we reserved $0.4 million for bad debt allowance based on our reasonable estimate.

Inventory

We had an inventory balance of $281.3 million as of June 30, 2010 compared to $208.1 million on December 31, 2009.  Such balance is comprised of raw material and finished products. We increased our stock of raw materials in the second quarter believing that raw material prices will increase in the upcoming months.

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

Short-term notes payable

As of June 30, 2010, we had $388.1 million in short-term notes payables liabilities, which are secured by restricted cash of $269.7 million and our assets. These are lines of credit extended by banks for a maximum of six months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants.

Short-term notes payable is one of the lowest cost form of financing available in China. We pay zero interest on this type of credit. This is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term loans – banks

As of June 30, 2010, we had $177.4 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see note 8 in our Notes to the financial statements included in this report.

Cash-flow

Operating activities

Net cash used by operating activities for the six months ended June 30, 2010 was $45.4 million compared to cash provided by operating activities of $29.0 million in the same period of 2009. This change was mainly due to the combination of the following factors:

•
Some non-cash items include in net income such as depreciation and amortization, Impairment of long-lived assets, (Gain) Loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, Change in fair value of derivative instrument, income from investment and deferred tax assets, totaled outflow of $2.2 million.

•
Cash outflow resulting from accounts receivable, notes receivable, inventory and advance on inventory purchase was $136.4 million, compared to the same period last year an outflow of $122.2 million. This increase of $14.2 million cash outflow is mainly due to increase in notes receivable.

•
Cash inflow due to the increase in accounts payable, other payables and accrued liabilities, other receivables, customer deposits and tax payable totaled of $106.8 million compared to the same period last year an inflow of $126.8 million. The decrease of $20.0 million is mainly due to decrease in other payables and customer deposits.

Investing activities

Net cash used in investing activities was $22.4 million for the six months ended June 30, 2010 compared to $26.4 million used in the same period of 2009. This reduction in cash outflow is mainly due to reduction of equipment purchases.

Financing activities

Net cash provided by financing activities was $36.6 million for the six months ended June 30, 2010 compared to $46.4 million in the same period of 2009.

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

Long Steel Group has spent more than $4.3 million (RMB33 million) on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity system was implemented at the end of 2005. In 2010, 1.1 metric tons of new water was consumed per metric ton of steel produced.

Long Steel Group has one 10,000 cubic meter coke-oven gas tank and one 50,000 cubic meter blast furnace coal gas tank to collect the residual coal gas produced from its own facility and that of surrounding enterprises. Long Steel Group also has a thermal power plant with two 25 Kilowatt dynamos that uses the residual coal gas from the blast furnaces and converters as fuel to generate power.

Long Steel Group also has several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, ornamental tiles, etc. The plants are capable of processing 400,000 metric tons of solid waste and generate revenue of more than $7.3 million (RMB50 million) each year.

Off-balance sheet arrangements

There was no off-balance sheet arrangements in the fiscal quarter ended June 30, 2010.

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

As of June 30, 2010, the outstanding principal amounted to $3.3 million, and the carrying value of the December 2007 Notes amounted to $1.3 million. We used Level 3 inputs for our valuation methodology for the December 2007 Notes, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price. The December 2007 Warrants and December 2009 Warrants and their conversion feature are valued by using level 2 inputs to the Binomial Model and determined that the fair value amounted to approximately $8.7 million due to the decrease in our common stock price.

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

Noncontrolling interests were $64.5 million and $72.6 million as of the June 30, 2010 and December 31, 2009 balance sheets, respectively.

New Accounting Pronouncements

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We do not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. We do not expect the adoption of ASU 2010-17 to have a significant impact on its consolidated financial statements.

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

The following tables summarize our contractual obligations as of June 30, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	Dollars amounts in thousands
Bank loans	$177,404	$177,404	$-	$-
Other loans	97,902	97,902		-
Notes payable	388,080	388,080	-	-
Deposits due to sales representatives	67,884	67,884		-
Lease with Bao Gang Group	528	264	264	-
Longmen Joint Venture construction obligations	12,302	12,302		-
Convertible notes (1)	4,171	4,171		-
Total	$748,271	$748,007	$264

(1)
On August 4, 2010, the investors in the remaining outstanding December 2007 Notes elected to convert all the amounts due under the December 2007 Notes into the Company’s common stock. These are the only remaining notes outstanding from the Company’s December 13, 2007 private placement. The Notes were converted in accordance with their terms resulting in the issuance of a total of 1,559,675 shares of common Stock in the aggregate to the Investors (the “Conversion”). As a result of this Conversion, the Company has no outstanding balance for the December 2007 Notes.

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

Foreign Currency Exchange Rate Risk

Our operating units, GS (China), Longmen Joint Venture, Baotou Steel Pipe Joint Venture and Maoming, are all located in China. They produce and sell all of their products domestically in the PRC. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the Chinese Renminbi on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in Renminbi exchange rate would result in a $1.9 million decrease in net income.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2010.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

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

ITEM 6. EXHIBITS.

(a)  Exhibits

10.1
Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed on April 6, 2010 and incorporated herein by reference).

10.2
Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin Energy Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed on May 18, 2010 and incorporated herein by reference).

10.3
Debt Repayment Agreement, dated June 7, 2010, by and between General Steel Holdings, Inc., Maoming Hengda Steel Group Ltd., Guangzhou Hengda Industrial Group Ltd. and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed on June 9, 2010 and incorporated herein by reference).

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

General Steel Holdings, Inc.

Date: August 9, 2010	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: August 9, 2010	By: /s/ John Chen
John Chen
Chief Financial Officer and Director