Form 10-Q
period 2010-09-30
GENERAL STEEL HOLDINGS INC
filed 2010-11-09
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-33717

General Steel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of Incorporation or Organization)	41-2079252 (I.R.S. Employer Identification No.)

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

As of November 8, 2010, 54,678,083 shares of common stock, par value $0.001 per share, were issued and outstanding.

Table of Contents

		Page
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009.	3

	Consolidated Statements of Operation and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited).	4

	Consolidated Statements of Changes In Equity (Unaudited).	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited).	6

	Notes to Consolidate Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	56

Item 4.	Controls and Procedures.	56

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	56

Item 6.	Exhibits.	57

Signatures		58

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In thousands, except per share data)

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash	$41,778	$82,118
Restricted cash	186,523	192,041
Notes receivable	67,132	29,185
Restricted notes receivable	12,752	-
Accounts receivable, net	21,215	8,525
Other receivables, net	14,881	7,729
Other receivables - related parties	54,983	32,670
Inventories	250,758	208,087
Advances on inventory purchase	42,139	28,407
Advances on inventory purchase - related parties	48,007	2,995
Prepaid expense	4,358	691
Prepaid value added tax	17,500	19,488
Deferred tax assets	8,900	3,341
Total current assets	770,926	615,277

PLANT AND EQUIPMENT, net	584,948	555,111

OTHER ASSETS:
Advances on equipment purchase	20,435	8,419
Investment in unconsolidated subsidiaries	13,712	20,022
Long-term deferred expense	608	2,069
Intangible assets, net of accumulated amortization	23,568	23,733
Note issuance cost	-	406
Plant and equipment to be disposed	2,443	3,026
Total other assets	60,766	57,675

TOTAL ASSETS	$1,416,640	$1,228,063

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$302,113	$254,608
Accounts payable	174,012	158,126
Accounts payable - related parties	65,756	48,151
Short term loans - bank	178,122	148,968
Short term loans - others	100,707	110,358
Short term loans - related parties	92,814	11,751
Other payables and accrued liabilities	13,922	16,222
Other payable - related parties	22,615	3,706
Customer deposit	190,691	208,765
Customer deposit - related parties	47,809	3,791
Deposit due to sales representatives	45,845	49,544
Taxes payable	2,195	6,921
Distribution payable to former shareholders	13,071	16,434
Total current liabilities	1,249,672	1,037,345

CONVERTIBLE NOTES PAYABLE, net of debt discount of $0 and $2,250
as of September 30, 2010 and December 31, 2009, respectively	-	1,050

DERIVATIVE LIABILITIES	7,049	23,340

Total liabilities	1,256,721	1,061,735

COMMITMENTS AND CONTIGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 54,678,083 and 51,618,595 shares issued and outstanding as of September 30, 2010
and December 31, 2009, respectively	55	52
Paid-in-capital	104,510	95,588
Statutory reserves	6,341	6,162
Accumulated deficits	(26,307)	(16,411)
Accumulated other comprehensive income	10,860	8,336
Total shareholders' equity	95,462	93,730

NONCONTROLLING INTERESTS	64,457	72,598

Total equity	159,919	166,328

TOTAL LIABILITIES AND EQUITY	$1,416,640	$1,228,063

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUES	$340,703	$361,652	$1,041,504	$875,374

REVENUES - RELATED PARTIES	119,574	123,100	373,475	341,119

TOTAL REVENUES	460,277	484,752	1,414,979	1,216,493

COST OF REVENUES	338,931	340,483	1,025,944	822,392

COST OF REVENUES - RELATED PARTIES	105,754	104,534	360,350	318,946

TOTAL COST OF REVENUES	444,685	445,017	1,386,294	1,141,338

GROSS PROFIT	15,592	39,735	28,685	75,155

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,562	10,487	35,380	29,219

INCOME (LOSS) FROM OPERATIONS	6,030	29,248	(6,695)	45,936

OTHER INCOME (EXPENSE)
Interest income	1,739	826	3,476	2,468
Finance/interest expense	(10,190)	(4,174)	(37,617)	(18,422)
Change in fair value of derivative liabilities	(1,089)	(616)	13,579	(23,228)
Gain from debt extinguishment				2,932
Government grant	1,381	-	1,381	3,433
Income from equity investments	839	963	5,595	3,661
Other non-operating income, net	(350)	(2,985)	217	(2,332)
Total other expense, net	(7,670)	(5,986)	(13,369)	(31,488)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(1,640)	23,262	(20,064)	14,448

PROVISION FOR INCOME TAXES
Current	5,332	6,717	860	12,451
Deferred	(5,224)	(2,925)	(5,559)	(5,265)
Total provision (benefit) for income taxes	108	3,792	(4,699)	7,186

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	(1,748)	19,470	(15,365)	7,262

Less: Net income (Loss) attributable to noncontrolling interest	513	9,088	(5,469)	21,421

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	(2,261)	10,382	(9,896)	(14,159)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,462	(246)	2,524	(174)
Comprehensive income attributable to noncontrolling interest	1,075	1,440	1,239	334

COMPREHENSIVE INCOME (LOSS)	$1,276	$11,576	$(6,133)	$(13,999)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	53,941,191	44,973,882	52,576,928	40,295,924
Diluted	53,941,191	45,750,152	52,576,928	40,295,924

(LOSS) EARNINGS PER SHARE
Basic	$(0.04)	$0.23	$(0.19)	$(0.35)
Diluted	$(0.04)	$0.22	$(0.19)	$(0.35)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Preferred stock		Common stock			Retained earnings / Accumulated deficits			Accumulated other
					Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals
BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,128	$4,902	$10,093	$(960)	$8,705	$54,330	$114,237

Net loss attributable to controlling interest							(14,159)				(14,159)
Net income attributable to noncontrolling interest										21,421	21,421
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(3,305)	(3,305)
Adjustment to statutory reserve						1,925	(1,925)
Common stock issued for compensation			323,050	0.32	885						885
Common stock issued for interest payments			196,306	0.20	745						745
Common stock issued for repayment of debt			300,000	0.30	1,800						1,800
Notes converted to common stock			7,045,274	7.05	32,073						32,080
Make whole shares issued on notes conversion			1,795,976	1.80	7,085						7,087
Common stock transferred by CEO for compensation					207						207
Reduction of registered capital								960			960
Foreign currency translation adjustments									(174)	334	160

BALANCE, September 30, 2009, unaudited	3,092,899	$3	45,789,439	$46	$79,923	$6,827	$(5,991)	$	$8,531	$72,487	$161,826

Net loss attributable to controlling interest							(11,085)				(11,085)
Net income attributable to noncontrolling interest										142	142
Adjustment to statutory reserve						(665)	665
Common stock issued for compensation			273,600	0.45	990						990
Common stock transferred by CEO for compensation					69						69
Common stock issued for private placement			5,555,556	5.56	14,606						14,612
Foreign currency translation adjustments									(195)	(31)	(226)

BALANCE, December 31, 2009	3,092,899	$3	51,618,595	$52	$95,588	$6,162	$(16,411)	$	$8,336	$72,598	$166,328

Net loss attributable to controlling interest							(9,896)				(9,896)
Net loss attributable to noncontrolling interest										(5,469)	(5,469)
Distribution of dividend to noncontrolling shareholders										(3,934)	(3,934)
Noncontrolling interest acquired										(1,270)	(1,270)
Registered capital received from noncontrolling shareholders										1,182	1,182
Adjustment to special reserve						179				111	290
Common stock issued for compensation			571,650	0.57	1,810						1,811
Common stock issued for repayment of debt			928,163	0.93	2,403						2,404
Common stock transferred by CEO for compensation					207						207
Notes converted to common stock			1,208,791	1.21	3,544						3,545
Make whole shares issued on notes conversion			271,507	0.27	741						741
Common stock issued for interest payments			79,377	0.08	217						217
Foreign currency translation adjustments									2,524	1,239	3,763

BALANCE, September 30, 2010, unaudited	3,092,899	$3	54,678,083	$55	$104,510	$6,341	$(26,307)	$	$10,860	$64,457	$159,919

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)
(In thousands, except per share data)

	Nine months ended September 30,
	2,010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(9,896)	$(14,159)
Net (loss) income attributable to noncontrolling interest	(5,469)	21,421
Consolidated net (loss) income	(15,365)	7,262
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	31,175	23,474
Debt extinguishment	-	(2,932)
Impairment of long-lived assets	1,737	-
Loss (gain) on disposal of equipment	1,459	(3,312)
Stock issued for services and compensation	2,018	1,092
Make whole shares interest expense on notes conversion	1,130	2,754
Amortization of deferred note issuance cost and discount on convertible notes	17	56
Change in fair value of derivative instrument	(13,579)	23,228
Income from investment	(5,510)	(3,661)
Deferred tax assets	(5,499)	5,265
Changes in operating assets and liabilities
Notes receivable	(36,702)	10,826
Accounts receivable	(12,190)	(3,938)
Accounts receivable - related parties	-	(2,709)
Other receivables	1,323	78
Other receivables - related parties	(25,061)	15,766
Inventories	(44,861)	(161,833)
Advances on inventory purchases	(12,921)	7,918
Advances on inventory purchases - related parties	(52,665)	(15,199)
Accounts payable	12,513	26,053
Accounts payable - related parties	30,294	8,772
Other payables and accrued liabilities	(3,542)	10,565
Other payables - related parties	18,510	(2,594)
Customer deposits	(19,283)	12,995
Customer deposits - related parties	43,045	38,245
Taxes payable	811	(930)
Distribution payable to former shareholders	-	(4,398)
Net cash used in operating activities	(103,146)	(7,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	(1,277)	(6,593)
Proceeds from disposal of long-term investment	3,678	-
Capital contributed by noncontrolling interest	1,177	-
Payments made to dividend distribution	(3,835)	-
Dividend receivable	938	1,775
Deposits due to sales representatives	(4,028)	31,113
Cash proceeds from sales of equipment	306	6,253
Advance on equipment purchases	(12,698)	1,895
Equipments purchase and intangible assets	(56,906)	(103,572)
Net cash used in investing activities	(72,645)	(69,129)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	9,281	(66,830)
Notes receivable - restricted	(12,530)	-
Borrowings on short term loans - bank	224,425	161,806
Payments on short term loans - bank	(198,770)	(77,074)
Borrowings on short term loan - others	128,115	104,495
Payments on short term loans - others	(137,413)	(83,759)
Borrowings on short term loan - related parties	91,202	2,932
Payments on short term loans - related parties	(11,783)	-
Borrowings on short term notes payable	573,413	545,164
Payments on short term notes payable	(531,850)	(471,126)
Net cash provided by financing activities	134,090	115,608

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,361	72

(DECREASE) INCREASE IN CASH	(40,340)	39,394

CASH, beginning of period	82,118	14,895

CASH, end of period	$41,778	$54,289

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$2,404	$-

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Recent developments

The Company has formed a new joint venture, Tianwu General Steel Material Trading Co., Ltd. (“Tianwu JV”) with Tianjin Materials and Equipment Group Corporation. The contributed capital of Tianwu JV is approximately $2.9 million (or RMB20 million), of which General Steel holds a 60% controlling interest.

Started on January 1, 2010, one of the Company’s subsidiaries, General Steel (China) Co. Ltd. changed its business model from a direct operations model to a lease operations model which will provide a steady revenue stream in the form of fixed monthly lease revenue.  See note 16 for details of the lease transaction.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“GS (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”)	PRC	60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd	PRC	60.0%

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables. Actual results could differ from these estimates.

Concentration of risks

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Cash includes demand deposits in accounts maintained with banks within PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2010 and December 31, 2009 amounted to $228.3 million and $274.2 million, respectively. As of September 30, 2010, $0.6 million cash in the bank was covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 29.2% and 28.5% of the Company’s total sales for the three months and nine months ended September 30, 2010, respectively. The Company had five major customers, which represented approximately 27% and 20% of the Company’s total sales for the three months and nine months ended September 30, 2009, respectively. None of these five customers accounts for more than 10% of total sales for the three months and nine months ended September 30, 2010 and 2009. Five customers accounted for 0% and 20% of total accounts receivable as of September 30, 2010 and 2009, respectively.

For the three months and nine months ended September 30, 2010, the Company purchased approximately 40.2% and 45.6% of its raw materials from five major suppliers, respectively, of which two of the five vendors account individually more than 10% of the total purchase. The purchase from the five major suppliers represents approximately 29% and 48% of Company’s total purchase for the three months and nine months ended September 30, 2009, respectively. The top five vendors accounted for 16.8% and 20% of total accounts payable as of September 30, 2010 and 2009, respectively.

Revenue recognition

The Company follows the accounting principles generally accepted in the United States regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Translation adjustments included in Accumulated other comprehensive income amounted to $10.9 million and $8.3 million as of September 30, 2010 and December 31, 2009, respectively. The balance sheet amounts, with the exception of equity at September 30, 2010 and December 31, 2009, were translated at 6.68 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and 2009 were 6.80 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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
September 30, 2010
(Unaudited)

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

(in thousands)	Carrying Value as of September 30, 2010	Fair Value Measurements at September 30, 2010 Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Derivative liabilities	$7,049		$7,049

Except for the derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

Level 3 Valuation Reconciliation:

Convertible Notes
(in thousands)
Balance, December 31, 2009	$1,050
Current period effective interest charges on notes	389
Current period payments made for principal and stated interest	(217)
Current period note converted carrying value	(1,222)
Balance, September 30, 2010 (Unaudited)	$-

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment of the receivables. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $67.1 million and $29.2 million outstanding as of September 30, 2010 and December 31, 2009, respectively.

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans from banks. As of September 30, 2010 and December 31, 2009, restricted notes receivable amounted to $12.8 million and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods amounted to $0.9 million and $2.3 million for the three months ended September 30, 2010 and 2009, respectively. Shipping and handling for the nine months ended September 30, 2010 and 2009 amounted to $5.9 million and $4.2 million, respectively.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”.  GS (China) acquired land use rights in 2001 for a total of $3.5 million. These land use rights are for 50 years and expire in 2050 and 2053. Management elected to amortize the land use rights over the ten-year business term because its initial business license had a ten-year term. Although GS (China) became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years, the Company decided to continue amortizing the land use rights over the original ten-year business term.

Longmen Group contributed land use rights for a total amount of $21.8 million to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.2 million for 50 years that expire in 2054.

Entity	Original Cost	Expires on
	(in thousands)
GS (China)	$3,481	2050 & 2053
Longmen Joint Venture	$21,803	2048 & 2052
Maoming Hengda	$2,235	2054

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2010, the Company expects these assets to be fully recoverable.

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

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. For the three and nine months ended September 30, 2010, the Company impaired long lived assets in the amount of $0 million and $1.7 million.

Investments in unconsolidated subsidiaries

Subsidiaries in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using the cost method.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing Metallurgy”) invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$3,856	22.0
Shaanxi Xinglong Thermoelectric Co., Ltd	2004 - 2007	6,930	20.7
Shaanxi Longgang Group Xian Steel Co., Ltd	2005	110	10.0
Huashan Metallurgical Equipment Co., Ltd.	2003	1,828	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2006	988	27.0
Total (Unaudited)		$13,712

Total investment income in unconsolidated subsidiaries amounted to $0.7 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively. Total investment income in unconsolidated subsidiaries amounted to $4.0 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.

On May 2010, Tongxing Metallurgy disposed its long-term investment in Shaanxi Longmen Coal Chemical Industry Co., Ltd to an unrelated party for consideration of $8.1 million (RMB 55 million). Tongxing Metallurgy realized a $1.5 million gain on disposal for the nine months ended September 30, 2010.

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

Earnings per share

The Company has adopted the accounting principles generally accepted in the United States regarding earnings per share (“EPS”), which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Income taxes

The Company accounts for income taxes in accordance with the accounting principles generally accepted in the United States for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The accounting principles generally accepted in the United States for accounting for uncertainty in income taxes clarify the accounting and disclosure for uncertain tax positions.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Noncontrolling interests

Effective January 1, 2009, the Company adopted accounting principles generally accepted in the United States regarding noncontrolling interest in the consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Further, as a result of adopting this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, the foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of ASU 2010-17 does not have a significant impact on the Company’s consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect the adoption of ASU 2010-20 to have a significant impact on its consolidated financial statements.

 Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 3 – Accounts receivable, net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Accounts receivable	$21,605	$9,015
Less: allowance for doubtful accounts	(390)	(490)
Net accounts receivable	$21,215	$8,525

Movement of allowance for doubtful accounts is as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Beginning balance	$490	$401
Charge to expense	-	246
Less Write-off	(109)	(157)
Exchange rate effect	9	-
Ending balance	$390	$490

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Supplies	$13,888	$12,235
Raw materials	168,769	134,874
Finished goods	68,101	60,978
Total inventories	$250,758	$208,087

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. For the three and nine months ended September 30, 2010, no inventory has been written off and included in cost of goods sold.

Note 5 – Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $90.1 million and $31.4 million as of September 30, 2010 and December 31, 2009, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30 2010	December 31 2009
	(Unaudited)
	(in thousands)	(in thousands)
Buildings and improvements	$122,420	$117,625
Machinery	494,652	467,595
Transportation and other equipment	11,729	12,824
Construction in progress	54,046	31,715
Subtotal	682,846	629,759
Less accumulated depreciation	(97,899)	(74,648)
Total	$584,948	$555,111

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Construction in progress consisted of the following as of September 30, 2010:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
	(Unaudited)		(Unaudited)
Employees cafeteria	$1,806	December, 2010	3,134
3# lime stone grinding machine	2,312	November, 2010	45
Rebar production line	36,253	November, 2010	45,510
Steel scrap cross	1,825	November, 2010	-
Small Rebar production line	8,122	December, 2010	1,140
Others	3,728	By the end of 2011	2,140
Total	54,046		51,969

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company determined that the construction in progress in Maoming Hengda was impaired as of June 30, 2010. For the three and nine months ended September 30, 2010, $0 million and $1.7 million construction-in-progress has been written off and included in operating expense.

Depreciation, including amounts in cost of sales, for the three months ended September 30, 2010 and 2009 amounted to $11.6 million and $10.9 million, respectively, and for the nine months ended September 30, 2010 and 2009, amount to $30.4 million and $22.8 million, respectively.

The Company has fixed assets to be disposed amounting to $2.4 million and $3.0 million as of September 30, 2010 and December 31, 2009, respectively.

 Note 7 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Land use rights	$28,136	$27,519
Software	527	424
Subtotal	28,663	27,943

Accumulated amortization – land use right	(4,958)	(4,143)
Accumulated amortization – software	(137)	(67)
Subtotal	(5,095)	(4,210)
Intangible assets, net	$23,568	$23,733

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The gross amount of the intangible assets amounted to $28.7 million and $27.9 million as of September 30, 2010 and December 31, 2009, respectively. The remaining weighted average amortization period is 32.2 years.
Total amortization expense for the three months ended September 30, 2010 and 2009 amounted to $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2010 and 2009, amounted to $0.8 million and $0.7 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years ended	Estimated Amortization Expense	Gross carrying Amount
	(in thousands)	(in thousands)
September 30, 2011	$1,048	$22,520
September 30, 2012	1,048	21,472
September 30, 2013	730	20,742
September 30, 2014	721	20,021
September 30, 2015	721	19,300
Thereafter	19,300	-
Total	$23,568

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash. Restricted cash as a guarantee for the notes payable amounted to $182.4 million and $192.0 million as of September 30, 2010 and December 31, 2009, respectively.

The Company had the following short-term notes payable:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
GS (China): Notes payable from banks in China, due various dates from October 2010 to January 2011. Restricted cash required of $8.7 million and $4.0 million as of September 30, 2010 and December 31, 2009, respectively; guaranteed by third parties.	$11,695	$7,628
Longmen Joint Venture: Notes payable from banks in China, due various dates from October 2010 to February 2011. Restricted cash of $173.7 million and $162.3 million as of September 30, 2010 and December 31, 2009, respectively; some notes are guaranteed by third parties while others are secured by equipments and land use rights.	290,418	216,173
Bao Tou: Notes payable from banks in China, restricted cash of $0 million and $5.1 million as of September 30, 2010 and December 31, 2009, respectively; pledged by buildings.		10,269
Maoming Hengda: Notes payable from banks in China, Restricted cash of $0 and $20.6 million as of September 30, 2010 and December 31, 2009, respectively.	-	20,538
Total short-term notes payable	$302,113	$254,608

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed with the banks, related parties and other parties.

Short term loans due to banks, related parties and other parties consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
GS (China): Loan from banks in China, due various dates from October 2010 to September 2011. Weighted average interest rate 5.7% per annum; some are guaranteed by third parties while others are secured by equipment / inventory.	$23,901	$25,476
Longmen Joint Venture: Loan from banks in China, due various dates from February 2011 to September 2011. Weighted average interest rate 5.5% per annum; some are guaranteed by third parties or notes receivables while others are secured by equipment / buildings / land use right / inventory.	154,221	123,492
Total short-term loans - bank	$178,122	$148,968

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from November 2010 to February 2011, and weighted average interest rates 6.2% per annum.	$86,512	$91,106
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	14,195	19,252
Total short-term loans - others	$100,707	$110,358

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shangang Company, due on July 2011, and interest rates 5.3% per annum.	$74,850	$-
Longmen Joint Venture: Loans from LG Group and its subsidiary, due on July 2011, and interest rates 5.8% per annum.	17,964	4,401
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due on 2010. Annual interest rate of 5.0%.	-	7,350
Total short-term loans - related parties	$92,814	$11,751

The Company had various loans from unrelated companies. The balances amounted to $100.7 million and $110.4 million as of September 30, 2010 and December 31, 2009, respectively. Of the $100.7 million, $14.2 million loans carry no interest and the remaining $86.5 million are subject to interest rates ranging from 3.6% to 8.4%. All short term loans from unrelated companies are due on demand and unsecured.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Total interest expenses, excluding capitalized interest, amounted to $3.1 million and $8.3 million for the three months ended September 30, 2010, and 2009, respectively, and interest expenses amounted to $12.8 million and $16.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Capitalized interest amounted to $0.5 million and $6.7 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $12.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 9 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2010 and December 31, 2009, customer deposits amounted to $238.5 million and $212.6 million, including deposits paid to related parties amounted to $47.8 million and $3.8 million, respectively.

Note 10 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $45.8 million and $49.5 million in deposits due to sales representatives as of September 30, 2010 and December 31, 2009, respectively.

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
September 30, 2010
(Unaudited)

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

Pursuant to accounting principles generally accepted in the United States, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and recorded at fair value in each reporting period. On December 13, 2007, the Company recorded $34.7 million as derivative liability, including $9.3 million for the fair value of the warrants and $25.4 million for fair value of the conversion option. The initial carrying value of the Notes was $5.3 million. The financing cost of $5.2 million was recorded as note issuance cost and is being amortized to interest expense over the term of the Notes using the effective interest method.

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

Note conversion

On August 5, 2010, the $3.3 million Notes were converted to 1,208,791 shares of common stocks. Pursuant to accounting principles generally accepted in the United States, the Company valued the conversion option on the note conversion date. A total of $3.5 million of the carrying value and derivative liability had been reclassified into equity. In connection with such conversion, the Company incurred the make whole interest expense of $0.7 million and accrued interest of $0.2 million for the period ended September 30, 2010. All accrued interest and make-whole interest were settled with 350,885 shares of common stocks.

$30.0 million of the Notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511 in 2009. A total of $32.1 million of the carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make whole interest expense of $8.8 million for the year ended December 31, 2009.

The carrying value of the Notes was $0 million and $1.1 million as of September 30, 2010 and December 31, 2009, respectively. The effective interest charges on the Notes totaled $0.1 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $0.4 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note issuance cost was amortized to interest expense for the three months ended September 30, 2010 and 2009 amounted to $0.003 million and $0.012 million, respectively. Note issuance cost was amortized to interest expense for the nine months ended September 30, 2010 and 2009 amounted to $0.016 million and $0.056 million, respectively. A total of $0.4 million Deferred fees remaining unamortized at the date of conversion are transferred (charged) to equity (debited to additional paid-in capital).

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

As of December 31 2009, the balance of derivative liabilities, including 2009 issued warrants (see Note 17), was $23.3 million, which consisted of $20.8 million for the warrants and $2.5 million for the conversion option. As of September 30 2010, the balance of derivative liabilities was $7.0 million.

Note 12 – Supplemental disclosure of cash flow information

Interest paid amounted to $4.5 million and $4.7 million for the three months ended September 30, 2010 and 2009, respectively, and for the nine months ended September 30, 2010 and 2009, amounted to $13.2 million and $9.3 million, respectively.

Income tax payments amounted to $0.3 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and for the nine months ended September 30, 2010 and 2009, amounted to $1.6 million and $2.4 million, respectively.

Effective Interest charge on the Notes of $1.1 million was capitalized into construction in progress for the nine months ended September 30, 2010.

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

Government grant

Due to increasing emphasis on energy savings and pollution emission controls, Shaanxi Province Development and Reform Commission provided incentives for local companies for energy-saving and/or eliminate of outdated iron and steel production machineries and equipment. Longmen Joint Venture received $1.4 million (RMB 9.4 million) in government grants for technology transformation for energy saving for the nine months ended September 30, 2010.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Longmen Joint Venture received $4.3 million (RMB 29.2 million) in government grants for compliance in dismantling two blast furnaces for the nine months ended September 30, 2009. The Company wrote off the residual book value of the furnaces dismantled totaling $0.7 million (RMB 5.0 million), and recorded other income of $3.4 million for the nine months ended September 30, 2009.

Note 14 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$5,332	$6,717	$860	$12,451
Deferred	(5,224)	(2,925)	(5,559)	(5,265)
Total provision (benefit) for income taxes	$108	$3,792	$(4,699)	$7,186

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the nine months ended September 30, 2010 and 2009 are as follows:

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Beginning balance	$3,341	$7,487
Net operating loss carry forward (tax assets realized) for subsidiaries	6,183	(864)
Effective tax rate	25%	25%
Deferred tax asset	$1,546	$(216)
Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	26,301	(26,193)
Effective tax rate	15%	15%
Deferred tax asset	$3,945	$(3,929)
Exchange difference	68	(1)
Totals	$8,900	$3,341

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Under the Income Tax Laws of the PRC, the Company’s subsidiary, GS (China), is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. GS (China) became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. GS (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of the PRC; it is eligible for an income tax rate of 25% and 12% for the periods ended September 30, 2010 and December 31, 2009, respectively.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	0.7%	(1.5)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(2.3)%	(4.0)%
Total provision for income taxes	23.4%	19.5%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the nine months ended September 30, 2010 and 2009.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $4.8 million as of September 30, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2010 and for the year ended December 31, 2009. The net operating loss carry forwards for United States income taxes amounted to $1.7 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2010 was $0.6 million. The net change in the valuation allowance for the nine months ended September 30, 2010 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $128.1 million and $131.4 million, respectively, for the three months ended September 30, 2010, $123.1 million and $106.6 million, respectively, for the three months ended September 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $386.7 million and $357.8 million, respectively, for the nine months ended September 30, 2010 and $302.3 million and $272.5 million, respectively, for the nine months ended September 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
VAT taxes payable	$1,382	$3,861
Income taxes payable	567	1,633
Misc taxes	246	1,427
Totals	$2,195	$6,921

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 15 – Earnings per share

The calculation of earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
(Loss) income attributable to holders of common shares	$(2,261)	$10,382	$(9,896)	$(14,159)
Add: Derivative expense	-	812	-	-
Subtract: Unamortized note issuance cost	-	(963)	-	-
Subtract: Make whole interest	-	(330)	-	-
(Loss) income used in diluted computation	$(2,261)	$9,901	$(9,896)	$(14,159)
Basic weighted average number of common shares outstanding	53,941,191	44,973,882	52,576,928	40,295,924
Diluted weighted average number of common shares outstanding	53,941,191	45,750,152	52,576,928	40,295,924

(Loss) earnings per share
Basic	$(0.04)	$0.23	$(0.19)	$(0.35)
Diluted	$(0.04)	$0.22	$(0.19)	$(0.35)

There is no dilutive effect for its earnings per share as the Company incurred net loss for the three and nine months ended September 30, 2010.

For the three months ended September 30, 2009, 1,154,958 warrant with exercise price of $13.51 is excluded from EPS as they are anti-dilutive. The $3.3 million convertible notes with conversion price of $4.2511 were included in the diluted earnings per share. For the nine months ended September 30, 2009, the Company incurred net loss; therefore, there is no dilutive effect for its earnings per share.

Note 16 – Related party transactions and balances

Related party transactions

On March 31, 2010, GS (China), a subsidiary in which the Company holds a controlling interest, entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby GS (China) will lease its facility located at No. 1, Tonga Street, Daqizhuang Town, Junghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, lands, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to GS (China) is approximately $0.2 million (RMB1.68 million). The lessee partially owned by a related party Beijing Wendlar Co., Ltd, and is managed by the former general manager of GS (China). For the three and nine months ended September 30, 2010, GS (China) realized rental income in the amount of $0.7 million and $2.2 million from the Lessee.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended September 30,	Amount
(in thousands)
2011	$3,018
2012	754
Thereafter	-
Total	$3,772

The following chart summarized sales to the related party transactions for the nine months ended September 30, 2010 and 2009.

Name of related parties	Relationship	September 30, 2010	September 30 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“LG Group”)	Noncontrolling shareholder of Longmen Joint Venture	$262,912	$258,819
Tianjin Hengying Trading Co., Ltd	Common control under CEO	33,304	24,060
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	29,284	15,821
Hancheng Haiyan Coking	Investee of LG Group	29,133	37,255
Shaanxi Steel & Iron Company	Majority shareholder of Longmen Group	1,968	-
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,471	3,588
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,337	-
Others		3,066	1,576
Total		$373,475	$341,119

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following charts summarize purchases from the related party transactions for the nine months ended September 30, 2010 and 2009.

Name of related parties	Relationship	September 30, 2010	September 30, 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
LG Group	Noncontrolling shareholder of Longmen Joint Venture	350,593	216,386
Hengying and Dazhan	Common control under CEO	-	27,615
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	8,441	17,097
Hancheng Haiyan Coking	Investee of LG Group	166,895	102,567
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,119	29,920
Others		664	755
Total		$527,712	$394,340

Related party balances

a.	Other receivables - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
LG Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$19,226
Shaanxi Steel & Iron Company	Majority shareholder of Longmen Group	23,000	-
Mao Ming Sheng Zhe	Common control under CEO	16,231	3,021
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	15,419	10,268
Others		333	155
Total		$54,983	$32,670

b.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
LG Group	Noncontrolling shareholder of Longmen Joint Venture	$48,007	$-
Others		-	2,995
Total		$48,007	$2,995

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

c.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$15,868	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	10,596	6,047
Tianjin General Qiugang Pipe	Common control under CEO	10,155	4,800
Hancheng Haiyan Coking	Investee of LG Group	25,482	-
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	756	960
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,858	1,360
LG Group	Noncontrolling shareholder of Longmen Joint Venture	-	15,310
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	721	1,315
Others		320	1,103
Total		$65,756	$48,151

d.	Short-term loans - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
LG Group	Noncontrolling shareholder of Longmen Joint Venture	$17,964	$-
Shaanxi Steel & Iron Company	Majority shareholder of Longmen Group	74,850
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	-	3,946
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404
Shaanxi Shenganda Trading Co., Ltd	Common control under LG Group	-	4,401
Total		$92,814	$11,751

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

e.	Other payables - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$12,280	$2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,332	587
Tianjin General Qiugang Pipe	Common control under CEO	4,491	-
LG Group	Noncontrolling shareholder of Longmen Joint Venture	3,127	-
Tianjin Jin Qiu Steel Market	Common control under CEO	1,362	-
Others		23	-
Total		$22,615	$3,706

f.	Customer deposit – related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$2,587	$1,544
Hancheng Haiyan Coking	Investee of LG Group	2,754	1,316
LG Group	Noncontrolling shareholder of Longmen Joint Venture	41,140	-
Beijing Shenhua Xinyuan	Common control under CEO	1,282	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	728
Others		46	203
Total		$47,809	$3,791

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company also guaranteed bank loans of related parties amounting to $40.6 million and $93.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

On December 24, 2009, the Company entered into a Securities Purchase Agreement with certain institutional investors issuing 5,555,556 shares and 2,777,778 warrants (the “2009 Warrants”). The 2009 Warrants can be converted to common stock from June 24, 2010 to June 23, 2013 at $5.00 per share. The 2009 Warrants have a strike price equal to $5.00 and a term of two and a half years. Because the 2009 Warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, and the 2009 Warrants permit the holder to request cash buy-back in the event of a Fundamental Transaction, this results in a significant change in the Company structure and/or equity. The 2009 Warrants do not meet the requirements of the accounting standards to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities each period..

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The 2009 Warrants were valued at $8.5 million when they were issued on December 24, 2009. At September 30, 2010 and December 31, 2009, the estimated fair value of the warrants was $2.0 million and $8.1 million, resulting in a gain of $6.1 million and $0.4 million, respectively. The gain was recorded in the Company’s consolidated statement of operations and other comprehensive income (loss).

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

On August 4, 2010, $3.3 million of the Notes was converted to 1,208,791 shares of common stock. According to the Notes agreement, the Company incurred the make whole interest expense of $0.7 million and accrued interest expense of $0.2 million , 350,885 shares of common stock were issued. See Note 11 for details.

On September 28, 2010, the Company granted senior management and directors 165,900 shares of common stock at $2.66 per share as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.4 million.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2009	1,154,958
Granted	5,523,691
Forfeited	-
Exercised	-
Outstanding As of December 31, 2009	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding As of September 30, 2010 (Unaudited)	6,678,649

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5	6,678,649	2.25	$5	6,678,649	2.25

Note 18 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary. Employees are required to contribute 8% of their base salary to the plan. Total pension expense incurred by the Company amounted to $1.2 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, $3.4 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Note 20 – Commitment and contingencies

Commitments

Baotou Steel Pipe Joint Venture has a 5 years rental agreement with Bao Gang Jianan for buildings. The agreement began on June 2007 for $0.3 million (or RMB1.8 million) per year.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

As of September 30, 2010, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended September 30,	Amount
(in thousands)
2011	$264
2012	198
2013	-
2014	-
2015	-
Thereafter	663
Total	$1,125

Total rental expense amounted to $0.07 and $0.1 million for the three months ended September 30, 2010 and 2009, respectively and total rental expense for the nine months ended September 30, 2010 and 2009, amounted to $0.2 million and $0.3 million, respectively.

Longmen Joint Venture and Maoming Hengda  have $14.9 million contractual obligations in its construction project as of September 30 2010.

The Company entered an agreement to build a TRT Electricity Generator (“TRT”) inside Longmen Joint Venture’s production plant. The Company makes payments for the cost via scheduled payments after the TRT was put into use in April 2009. The future payment schedule associated with the arrangement is as follow:

Year ended September 30,	Amount
(in thousands)
2011	$2,255
Thereafter	-
Total	$2,255

Contingencies

As of September 30, 2010, the Company guaranteed bank loans for related parties and third parties bank loans, including line of credit, amounting to $68.7 million.

Longmen Joint Venture had $62.7 million guarantees as of September 30, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Line of credit	10,462	Various from March 2010 to April 2011
Bank loans	41,971	Various from April 2010 to July 2011
Notes payable	10,259	Various from February 2010 to December 2010
Others	40	December 2009 to December 2010
Total	$62,732

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Maoming Hengda had $6.0 million in guarantees as of September 30, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Bank loan	$5,988	Various from June 2009 to October 2010

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company’s net revenue from external customers by main product lines is as follows:

	For the three months ended		For the nine months ended
(in thousands)	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Products
Re-bar	$455,051	$455,054	$1,389,239	$1,112,536
Hot-Rolled Sheets	-	14,982	8,314	41,559
High Speed Wire	1,959	10,272	7,839	54,008
Spiral-Welded Steel Pipe	3,267	4,444	9,587	8,390
Total sales revenue	$460,277	$484,752	$1,414,979	$1,216,493

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

Recent Developments and Third Quarter Highlights

●	Gross margin improved to 3.4% in the third quarter of 2010 from 1.5% in the second quarter and 1.3% in the first quarter of 2010.

●
On July 12, 2010, we formed a new joint venture, Tianwu General Steel Material Trading Co., Ltd. (“Tianwu GS”) with Tianjin Materials and Equipment Group Corporation (“TME Group”). The contributed capital of Tianwu GS is approximately $2.9 million (or RMB20 million), of which General Steel will hold a 60% controlling interest. Tianwu GS will source raw materials, including domestic and overseas iron ore, and is expected to supply approximately 30% to 50% of our iron-ore needs, amounting to approximately 2 to 3 million metric tons on an annual basis.

●
On September 13, 2010, Tianwu GS entered into an iron ore Sales and Purchase Contract with Minera Santa Fe, a Chilean iron ore supplier. Pursuant to the contract, Tianwu GS will receive favorable pricing on the purchase of 138,000 tons of iron ore for the remainder of 2010.

●
In November 2010, our Maoming facility plans to bring online a new 400,000 metric ton capacity rebar production line. According to the strategic alliance agreement Maoming entered with Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”), Maoming will process at least 25,000 metric tons of rebar for Yueyufeng on a monthly basis for two years.

Our continuing growth demonstrates the following strengths:

•	our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has proven successful; and

•	we are a direct beneficiary of the China economic stimulus infrastructure spending program.

Overview

We were incorporated on August 5, 2002 in the State of Nevada.  We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies that serve several industries and produce a variety of steel products including reinforced bars (“rebar”), spiral-weld pipes and high-speed wire.  Our aggregate annual production capacity of steel products is 6.3 million metric tons, the majority of which is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions drive demand for all of our products.

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

Steel Related Subsidiaries

We presently have controlling interests in four steel-related subsidiaries:

•	General Steel (China) Co., Ltd.;

•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.;

•	Shaanxi Longmen Iron and Steel Co., Ltd.; and

•	Maoming Hengda Steel Company, Ltd.

General Steel (China) Co., Ltd.

General Steel (China) Co., Ltd., (“General Steel (China)”), formerly known as Tianjin Daqiuzhuang Metal Sheet Co., Ltd., started operations in 1988.  General Steel (China)’s core business was manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in low-end light industrial applications, including the production of wiring cabinets, metal security doors, light agricultural vehicles and other specialty markets.

On March 31, 2010, General Steel (China) entered into a lease agreement whereby General Steel (China) leased its facility located at No. 1, Tongda Street, Daqiuzhuang town, Jinghai County, Tianjin municipality, to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”).  The lease provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and reduces overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder.  The term of the lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $246,096 (RMB1.68 million).  The former General Manager of General Steel (China) currently manages Tianjin Daqiuzhuang Steel Plates Co., Ltd.  Changing the business model of this facility from a direct operations model to a leased operations model reduces overhead costs and provides a steady revenue stream in the form of fixed monthly lease revenue.

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

Currently, Longmen Joint Venture has five branch offices, five subsidiaries under direct control and six entities in which it has a non-controlling interest.  It employs approximately 6,300 full-time employees.  In addition to steel production,  Longmen Joint Venture operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province.  Changlong Branch owns 154 vehicles and provides transportation services exclusively to Longmen Joint Venture.

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

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape) and are generally considered a regional product because their weight and dimensions make the products ill-suited for cost-effective long-haul ground transportation.  By our estimates, the provincial market demand for rebar is six to eight million metric tons per year.  Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 200km from Longmen Joint Venture’s main steel production site. We estimate that we currently provide to the Xi’an market with approximately 72% of its market for rebar.

An established regional network of approximately 100 distributors and four sales offices sell Longmen Joint Venture’s products.  All Longmen Joint Venture products are sold under the registered brand name of “Yulong,” which has strong regional recognition and brand awareness.  Rebar and billet products carry ISO 9001 and 9002 certification and many other products have won national quality awards.  Products manufactured at the facility have been used in the construction of the Yangtze River Three Gorges Dam, Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

Maoming Hengda Steel Company Limited

On June 25, 2008, through our subsidiary Qiu Steel Investment, we paid approximately $7.1 million (RMB50 million) in cash, to purchase 99% of Maoming Hengda Steel Company, Ltd. (“Maoming”).  The total registered capital of Maoming is approximately $77.8 million (RMB544.6 million).

Maoming’s core business is the production of high-speed wires and rebar products used in the construction industry.  The Maoming facility is located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province. The Maoming facility has two production lines capable of producing 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar annually.  The products are sold through nine distributors targeting customers in Guangdong province and the eastern region of Guangxi province.

To take advantage of stronger market demand in Shaanxi, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from the Maoming facility to Longmen Joint Venture.  In the fourth quarter of 2010, we intend to relocate the 1,000,000 metric ton capacity high-speed wire production line from the Maoming facility to Longmen Joint Venture.

On February 3, 2010, Maoming entered into a strategic alliance agreement with Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”) whereby Yueyufeng will fund construction of a new 400,000 metric ton capacity rebar production line to operate at the Maoming facility which we intend to bring online in November 2010. In exchange for the funding, Maoming will process at least 25,000 metric tons of rebar for Yueyufeng on a monthly basis for two years.

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

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products.  According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top-five economic priorities of the PRC.  Shaanxi province, where Longmen Joint Venture is located, has been designated as a focal point for development into the western region.  Our Longmen Joint Venture is 220 km from Xi’an and does not have a major competitor within a 250 km radius.  According to the information released by the Shaanxi Provincial Development and Reform Commission, the total fixed assets investment for Shaanxi province was approximately $21.3 billion (RMB 144.9 billion) for the year ended December 31, 2009, a 73.7% increase over the same period in 2008. There are 235 construction and infrastructure projects under construction in 2010, and among these 235 projects, 50 of them are scheduled to begin this year. Some of the major projects include: nine new railways, one new airport, an expansion of the Xi’an airport, two new ring subway systems and 4 new dams.  Currently, our Longmen Joint Venture supplies construction steel products to many of these projects including: the Xi’an No. 1 and 2 subway systems and the railway lines connecting Xi’an to Chengdu and Xi’an to Ankang.  We believe there will be sustained regional demand for several years as the government continues to drive western region development efforts.

At Baotou Steel Pipe Joint Venture, energy sector growth, which spurs the need to transport oil, natural gas and steam, drives demand for spiral-weld steel pipe.  Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the Inner Mongolia Autonomous Region.

At Maoming, infrastructure growth and business development in Maoming city, the surrounding Guangdong cities and the eastern region of Guangxi province, drive demand for our construction steel products.  As a second tier city, the industrialization and urbanization of Maoming is one of the focal points of economic development in west Guangdong province.

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

According to the China Iron and Steel Association, approximately 60% of the China’s domestic steel industry demand for iron ore must be filled by imports.  At Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by Longmen Joint Venture), the Daxigou mine (owned by Longmen Group, our partner in Longmen Joint Venture), surrounding local mines and from abroad.  The Daxigou mine has 300 million metric tons of iron ore reserves.  According to the terms of our Longmen Joint Venture Agreement with the Longmen Group, we have first rights of refusal for sales from the mine and for its development.  We presently purchase all of the production from this mine.

 We formed Tianwu GS with TME Group to source raw materials, including domestic and overseas iron ore. TME Group is one of the largest and most diversified commodity trading groups in China. The new joint venture is expected to supply approximately 30% to 50% of General Steel’s iron-ore needs, amounting to approximately 2 to 3 million metric tons on an annual basis and it will afford both flexibility and quality in our iron ore supply for steel production.

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

The major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	20.5%	Related party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	12.5%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	6.8%	None
Baotou Gengyi Commercial Trade Co., Ltd.	Iron Ore	3.0%	None
Baotou Bangli Industry Co., Ltd.	Iron Ore	2.9%	None
	Total	45.7%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Inner Mongolia Chenggang Material Co., Ltd.	Steel Coil	22.2%	None
Baotou Shunye Material Co., Ltd.	Steel Coil	10.4%	None
Tianjin Dazhan Industry Co., Ltd.	Steel Coil	8.8%	Related party
Tianjin Shengze Industry & Trade Co., Ltd.	Steel Coil	8.0%	None
Baotou Yanjia Industry Co., Ltd.	Steel Coil	8.0%	None
	Total	57.4%

Maoming

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Maoming Dazhongmao Petrochem Co., Ltd.	Heavy Oil	55.2%	None
Maoming Zhenmao Development Co., Ltd.	Heavy Oil	33.0	None
	Total	88.2%

(1)	For purposes of the above tables, the term “Related Party” refers to a company over whose operating policies we can exercise control or significantly influence.

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

On July 12, 2010, the Ministry of Industry & Information Technology Commission issued the Steel Industry Admittance and Operation Qualifications. The new standard specified requirement of all aspects which include: size of blast furnace, size of converters, emission of waster water, dust per ton of steel producing, quantity of coal used for each process of steel making and output capacity of year 2009.  The new policy once again confirms the central government’s resolution to push forward the consolidation of this fragmented industry of more than 800 players.  While the operational conditions become tougher and tougher, more small and medium size players will aggressively look for valued partners which will raise the opportunities of high quality acquisitions for our company.  We believe the directives indirectly strengthen our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

Results of Operations for the Three Months and  Nine Months Ended September 30, 2010

Sales Revenues

Three months ended September 30, 2010 compared with three months ended September 30, 2009

SALES REVENUE	Three months ended
	September 30, 2010			September 30, 2009			Change		Change
(in thousands, except metric tons)	Volume	Revenue	%	Volume	Revenue	%	Volume %		Revenue %
	(Unaudited)			(Unaudited)
Longmen Joint Venture	867,854	$455,050	98.9 .%	958,401	$455,054	93.9%	(9.4)%		0%
Other	72,707	$5,227	1.1%	77,675	$29,698	6.1%	(6.4	) %	(82.5)%
Total Revenue of General Steel	940,561	460,277	100.0%	1,036,076	484,752	100.0%	(9.2)%		(5.0)%

Total Sales Revenue for the three months ended September 30, 2010 decreased 5.0% to $460.3 million from $484.8 million for the same period last year.

The decrease in sales revenue compared to the same period last year is predominantly due to changes in the operating model at General Steel (China). Additionally, we only executed processing contracts at Maoming which generated less sale revenue.

Longmen Joint Venture comprised 98.9% of total sales for the third quarter of 2010. We operated at about 88% of our total capacity in the third quarter of 2010 which resulted from stable demand for our construction steel products.

  Maoming comprised $2 million, or less than 1% of total sales, for the third quarter of 2010. The decrease in sales revenue compared to the same period last year is primarily due to a greater number of processing contracts versus production contracts.  In the third quarter of 2010, Maoming only completed processing contracts, which generate less sales revenue, whereas in the third quarter of 2009, it completed both processing and production contracts.

Baotou Steel Pipe Joint Venture comprised $3.2 million, or less than 1% of total sales, for the third quarter of 2010.  Sales from Baotou Steel Pipe Joint Venture decreased in the third quarter of 2010 compared to the same period last year due to lower shipment volume.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

SALES REVENUE	Nine months ended
	September 30, 2010			September 30, 2009			Change	Change
(in thousands, except metric tons)	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	(Unaudited)			(Unaudited)
Longmen Joint Venture	2,705,964	$1,389, 238	98.2%	2,451,019	$1,112,536	91.5%	10.4%	24.9%
Other	280,722	$25,741	1.8%	258,697	103,957	8.5%	8.5%	(75.2)%
Total Revenue of General Steel	2,986,686	1,414,979	100.0%	2,709,716	1,216,493	100.0%	10.2%	16.3%

Total Sales Revenue for the nine months ended September 30, 2010 increased 16.3% to $1.41 billion from $1.22 billion for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the sales volume increase of 10.2% and a 13.0% increase in the average selling price of rebar over the total shipment volume at Longmen Joint Venture from RMB3,096 (approximately US $454) in the first nine months of 2009 to RMB3,491 (approximately US $513.4) in the first nine months of 2010.

Longmen Joint Venture comprised 98.2% of total sales for first nine months of 2010. We operated at about 91% of our total capacity in the first nine months of 2010 as a result of stable demand for our construction steel products.

  Maoming comprised $7.8 million, or less than 1% of our total sales, for the first nine months of 2010.  The decrease in sales revenue compared to the same period last year is a result of Maoming only completing processing contracts in this period which generated less sales revenue than production contracts; however,  in the first nine months of 2009, Maoming completed both processing and production contracts which resulted in higher overall sales revenue.

Baotou Steel Pipe Joint Venture comprised $9.6 million, or less than 1% of our total sales, for the first nine months of 2010. The $1.2 million or 14.3% sales amount increase is due to higher average selling prices of spiral-weld pipes.

Gross Profit

Three months ended September 30, 2010 compared with three months ended September 30, 2009

GROSS PROFIT	Three months ended
(in thousands, except metric tons)	September 30, 2010			September 30, 2009			Change %
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
		(Unaudited)			(Unaudited)
Longmen Joint Venture	867,854	$16,353	3.6%	958,401	$40,864	9.0%	(62.2)%
Other	72,707	(761)	(14.6)%	77,675	(1,129)	(3.8)%	(32.6)%
Total Gross Profit of General Steel	940,561	15,592	3.4%	1,036,076	39,735	8.2%	(60.8)%

1)
Total revenue decreased $24.5 million from $484.8 million in the third quarter of 2009 to $460.3 million in the third quarter of 2010 due to the change in our operating model at General Steel (China). Additionally, we only executed processing contracts at Maoming which generated less sales revenue.

2)	The price of our primary raw materials including iron ore and coke was higher in the third quarter of 2010 compared to the same period last year which negatively affected the gross profit margin.

However, our gross margin improved in the third quarter 2010 to 3.4% compared to 1.5% in the second quarter and 1.3% in the first quarter of 2010 as the average selling price of rebar increased in both August and September. Meanwhile, our Longmen Joint Venture cut production on the less efficient blast furnaces in the third quarter of 2010, which helped to save production cost and expand gross profit margin.

Maoming

We have not realized a gross profit at Maoming due to the relatively low utilization rate of the products from that facility. In 2010, Maoming only performed processing contracts, which generated less sales revenue than production contracts.  By comparison, in the third quarter of 2009, Maoming completed both processing and production contracts.

Baotou Steel

At our Baotou Steel Pipe Joint Venture, gross margin increased to 2.1% in the third quarter of 2010 from gross loss of 5.9% in the same period last year.  The increase was due to the higher average selling price of spiral-weld pipes in the third quarter of 2010 compared to the same period last year.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

GROSS PROFIT	Nine months ended
(in thousands, except metric tons)	September 30, 2010			September 30, 2009			Change %
	(Unaudited)			(Unaudited)
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	2,705,964	$30,481	2.2%	2,451,019	$80,259	7.2%	(62.0)%
Other	280,722	(1,796)	(7.0)%	258,697	(5,104)	(4.9)%	(64.8)%
Total Gross Profit of General Steel	2,986,686	28,685	2.0%	2,709,716	75,155	6.2%	(61.8)%

Gross profit for the nine months ended September 30, 2010 decreased 61.8% to $28.7 million from $75.2 million for the same period last year.  The decrease is primarily attributable to a drop in gross profit at our Longmen Joint Venture. The price of our primary raw materials including iron ore and coke was higher in the first three quarters of 2010 compared to the same period last year which negatively affected the gross profit margin.

Selling, General and Administrative Expenses

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$9,562	$10,487	(8	.8)%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.1%	2.2%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes decreased 8.8% to $9.6 million for the three months ended September 30, 2010, compared to $10.5 million for the same period of 2009.

Selling, general and administrative expenses as a percentage of revenue decreased slightly to 2.1% for the third quarter of 2010 from 2.2% for the same period in 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$35,380	$29,219	21.1%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.5%	2.4%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 21.1% to $35.4 million for the nine months ended September 30, 2010, compared to $29.2 million for the same period in 2009. The increase is mainly due to increased transportation and agent charges at Longmen Joint Venture following shipping volume increases and increased sales deliveries made to markets in Henan, Hubei and Chongqing for the nine months ended September 30, 2010.

Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.5% for the first nine months of 2010 from 2.4% in the same period in 2009.

Income from Operations

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
INCOME FROM OPERATIONS	$6,030	$29,248	(79.4)%

Income from operations for the three months ended September 30, 2010 decreased to $6.0 million from $29.2 million income for the same period last year.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
(LOSS) INCOME FROM OPERATIONS	$(6,695)	$45,936	(114.6)%

Income from operations for the nine months ended September 30, 2010 decreased to a loss of $6.7 million from an income of $45.9 million for the same period last year.

The decrease in income from operations for the three months and nine months ended September 30, 2010 was due to a decrease in gross profit margin caused by higher purchase price of iron ore and coke for the first three quarters of 2010 which adversely affected our gross margin.

Other Income (Expense)

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
OTHER INCOME (EXPENSES)
Interest income	$1,739	$826	110.5%
Finance/Interest expense	(10,190)	(4,174)	144.1%
Change in fair value of derivative liabilities	(1,089)	(616)	76.8%
Government grant	1,381	-	100.0%
Income from equity investment	839	963	(12.9)%
Other non-operating income, net	(350)	(2,985)	(88.3)%
Total other expenses, net	$(7,670)	$(5,986)	28.1%

Total other expenses for the three months ended September 30, 2010 were $7.7 million compared to $6.0 million for the same period last year.

The difference between the $7.7 million in expenses recorded for the three months ended September 30, 2010 and the $6 million in expenses recorded for the three months ended September 30, 2009 was caused by the net effect of a $6 million increase in finance and interest expenses, the decrease in other non-operating income and the change in fair value of derivative liabilities.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
OTHER INCOME (EXPENSES)
Interest income	$3,476	$2,468	40.8%
Finance/Interest expense	(37,617)	(18,422)	104.2%
Change in fair value of derivative liabilities	13,579	(23,228)	(158.5)%
Gain from debt extinguishment	-	2,932	(100.0)%
Government grant	1,381	3,433	(59.8)%
Income from equity investment	5,595	3,661	52.8%
Other non-operating income, net	217	(2,332)	(109.3)%
Total other expenses, net	$(13,369)	$(31,488)	(57.5)%

Total other expenses for the nine months ended September 30, 2010 were $13.4 million compared to $31.5 million for the same period last year.

The difference between the $13.4 million in expenses recorded for the nine months ended September 30, 2010 and the $31.5 million in expenses recorded for the nine months ended September 30, 2009 was caused by the net effect of a $19.2 million increase in finance and interest expenses and a gain of $36.8 million in the change in fair value of derivative liabilities.

Change in Fair Value of Derivative Liabilities

According to GAAP, our December 2007 Notes, December 2007 Warrants and the December 2009 Warrants (as defined below) are considered a derivative and therefore must be “marked to market.”  One of the drivers used to calculate the value of this derivative is stock price. Changes in our stock price cause gains or losses to this income statement item.

The change in fair value of derivative liabilities for the three months ended September 30, 2010 was a loss of $1.1 million compared to a loss of $0.6 million for the same period last year. The change in fair value of derivative liabilities for the nine months ended September 30, 2010 was a gain of $13.6 million compared to a loss of $23.2 million for the same period last year. This gain (loss) was due to a change of stock price of our common stock as of September 30, 2010 compared to fiscal year-ended December 31, 2009. According to accounting principles generally accepted in the United States regarding valuing derivatives, the drop in our share price and the conversion of our convertible notes resulted in a $1.1 million loss for the three months ended September 30, 2010 and a $13.6 million gain for the nine months ended September 30, 2010.

As of August 5, 2010, all of the convertible promissory notes issued in connection with the private placement that closed on December 13, 2007 have now been converted into common stock.

Net (Loss) Income before Noncontrolling Interest

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(1,748)	$19,470	(109.0)%

Net loss before noncontrolling interest for the three months ended September 30, 2010 decreased to $1.7 million compare to a net income before noncontrolling interest of $19.5 million for the same period last year.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(15,365)	7,262	(311.6)%

Net loss before noncontrolling interest for the nine months ended September 30, 2010 decreased to $15.4 million from a net income before noncontrolling interest of $7.3 million for the same period last year.

Net (Loss) Income attributable to General Steel Holdings, Inc.

Three months ended September 30, 2010 compared with three  months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(1,748)	$19,470	(109.0)%
LESS: Net Income attributable to the noncontrolling interest	513	9,088	(94.3)%
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,261)	$10,382	(121.8)%

Net loss attributable to General Steel Holdings, Inc. for the three months ended September 30, 2010 decreased to $2.3 million compared to net income $10.4 million for the same period of 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(15,365)	$7,262	(311.6)%
LESS: Net (loss) income attributable to the noncontrolling interest	(5,469)	$21,421	(125.5)%
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,896)	$(14,159)	(30.1)%

Net loss attributable to General Steel Holdings, Inc. for the nine months ended September 30, 2010 decreased to $9.9 million compared to a net loss of $14.2 million for the same period of 2009.

Earnings per Share

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(Loss) earnings per Share	Three months ended
(in thousands, except earnings per share)	September 30, 2010	September 30, 2009	Change %
	(Unaudited)Unaudited	(Unaudited)
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(2,261)	$10,382	(121.8)%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	53,941	44,974	19.9%
Diluted	53,941	45,750	17.9%

(LOSS) INCOME PER SHARE
Basic	$(0.04)	$0.23	(117.4)%
Diluted	$(0.04)	$0.22	(118.2)%

 Basic and diluted (loss) earnings per share for the three months ended September 30, 2010 decreased to a loss $0.04 compared to basic earnings per share of $ 0.23 and diluted earnings per share of $0.22 for the same period of 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Earnings per Share	Nine months ended
(in thousands, except earnings per share)	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(9,896)	$(14,159)	(30.1)%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	52,577	40,296	30.5%
Diluted	52,577	40,296	30.5%

LOSS PER SHARE
Basic	$(0.19)	$(0.35)	(45.7)%
Diluted	$(0.19)	$(0.35)	(45.7)%

Basic and diluted loss per share for the nine months ended September 30, 2010 decreased to $0.19 from basic and diluted earnings per share of $0.35 for the same period of 2009.

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended September 30, 2010 and 2009. Therefore, no provision for withholding of U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

General Steel (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of PRC, and therefore was eligible for an income tax rate of 25%. General Steel (China) was entitled to a 50% income tax reduction of the special income tax rate of 25%, which is a rate of 12% for the years ended December 31, 2009 due to its foreign joint venture status. Beginning in 2010, the effective income tax rate at General Steel (China) is 25%.

Longmen Joint Venture is located in the mid-west region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia Autonomous Region and is subject to an effective income tax rate of 25%.

Maoming is located in Guangdong province and subject to an effective income tax rate of 25%.

For the three months ended September 30, 2010, we had a total tax provision of $0.1 million. For the nine months ended September 30, 2010, we had a total tax benefit of $4.7 million.

We have cumulative undistributed earnings of foreign subsidiaries of approximately $4.8 million as of September 30, 2010. Such earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in internal operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2010 and for the year ended December 31, 2009. The net operating loss carry forwards for United States income taxes amounted to $1.7 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized at the end of 2030. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2010 was $0.6 million. The net change in the valuation allowance for the three months ended September 30, 2010 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, a 1% interest in Maoming by another entity and TME Group’s 40% interest in Tianwu GS.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $21.2 million as of September 30, 2010 compared to $8.5 million on December 31, 2009. This increase was mainly due to Longmen Joint Venture’s deliveries made to a major government project which we intend to collect the payment in the coming months.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of September 30, 2010, we reserved $0.4 million for bad debt allowance based on our reasonable estimate.

Inventories

We had an inventory balance of $250.8 million as of September 30, 2010 compared to $208.1 million as of December 31, 2009.  Such balance is comprised of raw material and finished products. We increased our stock of raw materials in the second quarter believing that raw material prices will increase in the upcoming months.

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

Short-term Notes Payable

As of September 30, 2010, we had $302.1 million in short-term notes payables liabilities, which are secured by restricted cash of $182.4 million and the assets of the Company. These are lines of credit extended by banks for a maximum of six months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants.

Short-term notes payable is one of the lowest cost form of financing available in China. We pay zero interest on this type of credit. This is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term Loans – Banks

As of September 30, 2010, we had $178.1 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see note 8 in our notes to the financial statements included in this report.

Cash-flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $103.1 million compared to $7.2 million in the same period of 2009. This change was mainly due to the combination of the following factors:

•
Some non-cash items including in net income such as depreciation and amortization, impairment of long-lived assets, loss (gain) on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost and discount on convertible notes, make whole shares interest expense on notes conversion, change in fair value of derivative instrument, income from investment and deferred tax assets, resulted in a cash inflow of $12.9 million.

•
Cash outflow resulting from the increase in accounts receivable, notes receivable, other receivables, inventories and advance on inventory purchase was $183.1 million, compared to an outflow of $153.5 million during the same period last year.

•	Cash inflow due to the increase in accounts payable, other payables, customer deposit and tax payable totaled of $82.3 million compared to an inflow of $93.1 million during the same period last year.

Overall, the increase in cash used in operating activities is due to our efforts to utilize capital resources to build up raw material inventories.

Investing Activities

Net cash used in investing activities was $72.6 million for the nine months ended September 30, 2010 compared to $69.1 million in the same period of 2009. This change in cash outflow is mainly due to a reduction of equipment purchases.

Financing Activities

Net cash provided by financing activities was $134.1 million for the nine months ended September 30, 2010 compared to $115.6 million in the same period of 2009.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3 for an aggregate offering amount of $60 million was declared effective by the Securities and Exchange Commission (“SEC”). From time to time we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings.  As discussed below, in December 2009 we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants.  We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Compliance with Environmental Laws and Regulations

Longmen Joint Venture:

Since 2002, our joint venture partner, Long Steel Group, has invested $76 million (RMB580 million) in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste.  In 2005, Long Steel Group received ISO 14001 certification for its overall environmental management system.  Long Steel Group has received several awards from the Shaanxi provincial government for its increasing effort in environmental protection.

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

Off-balance Sheet Arrangements

There was no off-balance sheet arrangements in the fiscal quarter ended September 30, 2010.

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

Revenue Recognition

We follow the accounting principles generally accepted in the United States regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of our products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in our financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and convertible notes. Actual results could differ from these estimates.

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

In 2007, the conversion feature on the December 2007 Notes, as well as the December 2007 Warrants and reset warrants issued in December 2009 issued in conjunction with the December 2007 Notes was carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

On August 5, 2010, the investors holding the remaining outstanding December 2007 Notes elected to convert all the amounts due thereunder into our common stock. These were notes outstanding from our December 13, 2007 private placement. The December 2007 Notes were converted on August 5, 2010 in accordance with their terms resulting in the issuance of a total of 1,559,675 shares of common Stock in the aggregate to the remaining investors. As a result of the conversion, we have no outstanding balance on the December 2007 Notes.

The December 2007 Warrants, December 2009 Warrants and their conversion feature are valued by using level 2 inputs to the Binomial Model and determined that the fair value amounted to approximately $7.0 million due to the decrease in our common stock price.

 Noncontrolling Interest

Effective January 1, 2009, we adopted accounting principles generally accepted in the United States regarding noncontrolling interest in consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of adoption of this accounting standard, net income attributable to noncontrolling interests is now excluded from the determination of consolidated net income. In addition, foreign currency translation adjustment is allocated between controlling and noncontrolling interests.

Noncontrolling interests were $64.5 million and $72.6 million as of the September 30, 2010 and December 31, 2009, respectively.

New Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU. However, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We do not expect the adoption of ASU 2010-17 to have a significant impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010.  The adoption of ASU 2010-17 does not have a significant impact on our consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. We do not expect the adoption of ASU 2010-20 to have a significant impact on our consolidated financial statements.

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

The following tables summarize our contractual obligations as of September 30, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	Dollars amounts in thousands
Bank loans	$178,122	$178,122	$-	$-
Other loans	193,521	193,521		-
Notes payable	302,113	302,113	-	-
Deposits due to sales representatives	45,845	45,845		-
Lease with Bao Gang Group	462	264	198	-
Construction obligations - Longmen Joint Venture and Maoming Hengda Steel	12,507	12,507		-
Iron ore purchase contract by Tianwu	8,000	8,000

Total	$740,570	$740,372	$198	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2010.  Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submits under the Exchange Act are recorded, processed,  summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in our internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

General Steel Holdings, Inc.

Date: November 9, 2010	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: November 9, 2010	By: /s/ John Chen
John Chen
Director and Chief Financial Officer