Form 10-K
period 2010-12-31
GENERAL STEEL HOLDINGS INC
filed 2011-03-16
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33717

General Steel Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	41-2079252
(State of Incorporation)	(I.R.S. Employer
Identification Number)

Kuntai International Mansion Building,
Suite 2315
Yi No. 12 Chaoyangmenwai Avenue,
Chaoyang District,
Beijing, China, 10020
(Address of Principal Executive Offices, Including Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”,“accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73.5 million.  General Steel has no non-voting common equity.

The number of shares outstanding of capital stock as of March 14, 2011 was 54,839,733.

Documents Incorporated by Reference:

Certain information required by Part III is incorporated by reference to the Definitive Proxy Statement in conjunction with the 2011 Annual Meeting of Stockholders of the Registrant, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year.

PART I

ITEM 1. BUSINESS.

Overview

Our Company was incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. Our Company serve various industries and produce a variety of steel products including: reinforced bars (“rebar”), hot-rolled carbon and silicon sheets, spiral-weld pipes and high-speed wire. Our aggregate annual production capacity of steel products is 7 million crude steel metric tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are also an overall driver for all our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in China.

Our mission is to grow our business organically and through the acquisition of Chinese steel companies to increase their profitability and efficiencies utilizing western management practices and advanced production technologies, and the infusion of capital resources.

Our two-pronged strategy includes organic growth and mergers and acquisitions (“M&A”). On the organic growth side, we aim to grow through operation optimization, capacity expansion and margin expansion by improved operational efficiency and cost structure.  On the M&A side, we aim to expand through aggressive mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy in acquiring controlling interest positions in three joint ventures. Our business currently operates through five steel-related subsidiaries and we are actively attempting to acquire additional assets.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “Company”, “Registrant”,“we”, “our” and “us” refer to General Steel Holdings, Inc. and its subsidiaries.

Steel Related Subsidiaries and Raw Material Trading Company

We presently have controlling interests in four steel-related subsidiaries and one raw material trading subsidiary:

•	General Steel (China) Co., Ltd. (“General Steel (China)”)
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited;
•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);
•	Maoming Hengda Steel Co., Ltd.; and
•	Tianwu General Steel Material Trading Co., Ltd.

• General Steel (China) Co., Ltd.

General Steel (China), formerly known as “Tianjin Daqiuzhuang Metal Sheet Co., Ltd.” started operations in 1988. General Steel (China)’s core business is manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in the production of small agricultural vehicles and other specialty markets.

General Steel (China) has ten steel sheet production lines capable of processing approximately 400,000 metric tons of 0.75mm to 2.0mm hot-rolled steel sheets per year. Products are sold through a nation-wide network of 35 distributors and three regional sales offices.

General Steel (China) uses a traditional rolling mill production sequence, including heating, rolling, cutting, annealing, and flattening to process and cut coil segments into steel sheets which have a length of approximately 2,000mm, a width of approximately 1,000mm, and a thickness ranging from 0.75mm to 2.0mm. Limited size adjustments can be made to meet order requirements. Products sell under the registered “Qiu Steel” brand name.

On May 14, 2009, General Steel (China) changed its official name from “Tianjin Daqiuzhuang Metal Sheet Co., Ltd.” to better reflect its role as a merger and acquisition platform for steel company investments in China.  In some instances, we retain the use of the name Daqiuzhuang Metal for brand recognition purposes within the industry.

On March 31, 2010, General Steel (China) entered into a lease agreement whereby General Steel (China) leased its facility to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”).  The lease provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and reduces overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder.  The term of the lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $246,096 (RMB1.68 million).  The former General Manager of General Steel (China) currently manages Tianjin Daqiuzhuang Steel Plates Co., Ltd.  Changing the business model of this facility from a direct operations model to a leased operations model reduces overhead costs and provides a steady revenue stream in the form of fixed monthly lease revenue.

• Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited.

On April 27, 2007, General Steel (China) and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement, amending the Joint Venture Agreement entered into on September 28, 2005, to increase General Steel (China)'s ownership interest in the related joint venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a Chinese limited liability company (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from government authorities in China on May 25, 2007, and started its operations in July 2007. Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes primarily used in the energy sector to transport oil and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of China.

• Shaanxi Longmen Iron and Steel Co., Ltd.

Effective June 1, 2007, through two subsidiaries, General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd., we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through our two subsidiaries, we invested approximately $39 million cash and collectively hold approximately 60% of Longmen Joint Venture.

Long Steel Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002. Long Steel Group operates as a fully-integrated steel production facility.  Less than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, Longmen Joint Venture has five branch offices, five subsidiaries under direct control and six entities in which it has a non-controlling interest.  It employs approximately 7,984 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province. Changlong Branch owns 154 vehicles and provides transportation services exclusively to Longmen Joint Venture.

Longmen Joint Venture does not own iron pelletizing facilities.

Longmen Joint Venture’s products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the provincial market demand for rebar is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have an approximate 72% share of the Xi’an market for rebar.

An established regional network of approximately 100 distributors and four sales offices sell Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong,” which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other of Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

In September 24, 2007, Longmen Joint Venture acquired a 74.92% ownership interest of Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”). At the same time, Longmen Joint Venture also entered into a equity transfer agreement with Longmen Steel Group to acquire its 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). Longmen Joint Venture paid $430,000 (RMB3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. The facility produces fire-retardant materials used in various steel making processes.

In January 2010, Longmen Joint Venture completed its acquisition of a controlling interest in Longmen EPID.  Longmen Joint Venture entered into an equity transfer agreement with Shaanxi Fangxin Industrial Co., Ltd. (“Shaanxi Fangxin”).  Longmen Joint Venture paid RMB8,678,383 to Shaanxi Fangxin to acquire its 25.08% ownership interest in Longmen EPID. Longmen EPID became a branch of Longmen Joint Venture.

On January 11, 2008, Longmen Joint Venture completed its acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture contributed its land use right of 21.45 hectares (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB30 million). Pursuant to the agreement, the land was exchanged for shares of Tongxing valued at approximately $3.1 million (RMB22.7 million), giving Longmen Joint Venture a 22.76% ownership stake in Tongxing and making it Tongxing’s largest shareholder. Tongxing has a rebar processing facility with an annualized rolling capacity of 300,000 metric tons.

In November 2010, we brought online the 800,000 metric ton capacity rebar production line relocated from the Maoming Hengda facility.

From 2009 to 2010, we worked with Shaanxi Iron and Steel Group (“Shaanxi Steel Group”) who built new and state-of-the-art equipment, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine.  During the period of construction, we provided assistance such as labor and technology while we dismantled the operations of certain small furnaces to accommodate the new production systems. We are currently in the process of negotiating with Shaanxi Steel Group to enter into an agreement to operate the aforementioned equipment. We paid certain costs on behalf of Shaanxi Steel Group and economic losses during the construction. On December 22, 2010 we were reimbursed by Shaanxi Steel Group in the amount of approximately $25.0 million (RMB169.0 million) for the cost that we paid, on behalf of Shaanxi Steel Group, and compensated by Shaanxi Steel Group in the amount of approximately $27.1 million (RMB183.1 million) for the economic losses incurred through September 30, 2010.

•  Maoming Hengda Steel Co., Ltd.

On June 25, 2008, through our subsidiary Qiu Steel Investment Co., Ltd., we paid approximately $7.1 million (RMB50 million) in cash, to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB544.6 million).

Maoming Hengda’s core business is the production of high-speed wire and rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong province, the Maoming Hengda facility previously had two production lines capable of producing 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar annually. The products were sold through nine distributors targeting customers in Guangxi province and the western region of Guangdong province.

In December 2010, we brought online a new 400,000 ton capacity production line. The new production line is the result of a strategic alliance agreement between Maoming and Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”) on February 3, 2010.  According to the agreement, Yueyufeng paid the processing fee in advance in three installments to support the construction of the rebar production line at the Maoming facility.  In exchange, Maoming facility will process at least 25,000 metric tons of rebar for Yueyufeng on a monthly basis for two years.

To take advantage of stronger market demand in Shaanxi, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from Maoming Hengda’s facility to Longmen Joint Venture.

 In December 2010, we relocated the 1,000,000 metric ton capacity high-speed wire production line from Maoming Hengda’s facility to Longmen Joint Venture to meet the increasing demand in Shaanxi province.

•  Tianwu General Steel Material Trading Co., Ltd.

We formed Tianwu General Steel Material Trading Co., Ltd (“Tianwu JV”) with Tianjin Material and Equipment Group Corporation (“TME Group”).  The contributed capital of Tianwu JV is approximately $2.9 million (or RMB20 million), of which we hold a 60% controlling interest.  TME Group is one of the largest and most diversified commodity trading groups in China.

Tianwu JV will source raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

On September 13, 2010, Tianwu JV entered into an iron ore Sales and Purchase Contract with Minera Santa Fe, a Chilean iron ore supplier. Pursuant to the contract, Tianwu JV received favorable pricing on the purchase of 138,000 tons of iron ore in 2010

Operating Information Summary by Subsidiaries

	General Steel (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda
Annual Production Capacity (metric tons)
Crude Steel	-	-	7 million	-
Processing	400,000	100,000	2.1 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

Marketing and Customers

We sell our products primarily to distributors, typically collecting payment from these distributors in advance. Our marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality and we believe that these requirements, as well as product planning, are critical factors in our ability to serve this segment of the market.

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

According to Shaanxi provincial government, the total fixed asset investment for Shaanxi province was approximately RMB850 billion (approximately US$129 billion) for the year ended December 31, 2010, an increase of 30% over the same period last year.

In January 2011, Shaanxi provincial government announced that it will invest RMB80billion (approximately US$12.2 billion) in the construction of hydroprojects, which is triple the amount invested during 11th Five Year National Economic and Social Development Plan.  In addition to hydroprojects, according to the central government, 5,000 miles of high-speed railway will be built in 2011, with 16,000 miles to be built by 2020.  In January 2011, the central government announced its low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with 36 million low-income houses to be built over a five-year period.

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

At Maoming Hengda, infrastructure growth and business development in Maoming city, the surrounding Guangxi cities and the western region of Guangdong province drive demand for our construction steel products. As a second tier city, the industrialization and urbanization of Maoming city is one of the focal points of economic development in the west Guangdong province.

Supply of raw materials

The primary raw materials we use for steel production are iron ore, coke, hot-rolled steel coil and steel billets.  Baotou Steel Pipe Joint Venture uses hot-rolled steel coil as their main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming Hengda uses steel billets as its main raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Longmen Joint Venture has 7 million tons of crude steel capacity. At Longmen Joint Venture, approximately 80% of production costs are associated with raw materials, with iron ore being the largest component.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: the Mulonggou mine (owned by Longmen Joint Venture), the Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), and surrounding local mines and from abroad. According to the terms of our Longmen Joint Venture Agreement with the Long Steel Group, we have first rights of refusal for sales from the mine and for its development. We presently purchase all of the production from this mine.

Coke

Coke, produced from metallurgical coal (also known as coking coal), is our second most consumed raw material, after iron ore. It requires approximately 550kg to 600kg of coke to make one metric ton of crude steel.

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures a dependable supply and minimum transportation costs.

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Long Steel Group	Iron Ore	23.8%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	13.3%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	7.0%	Others
Shaanxi Yingde gas Co., Ltd.	Gas	3.2%	Others
Shaanxi Longmen Iron & Steel Group Fuping Rolling Co., Ltd.	Iron Ore	2.9%	Others
	Total	50.1%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Inner Mongolia Chenggang Material Co., Ltd	Steel coil	25.3%	Others
Tianjin Baolai Industry Co., Ltd.	Steel coil	11.2%	Others
Baotou Shunye Material Co., Ltd	Steel coil	8.5%	Others
Tianjin Dazhan Industry Co., Ltd	Steel coil	7.2%	Related Party
Baotou Jiaxiang Material Trading Co., Ltd	Steel coil	6.8%	Others
	Total	59.1%

Maoming Hengda

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Maoming Dazhongmao Petrochem Co., Ltd.	Billet	38.4%	Others
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	32.4%	Others
	Total	70.7%

Industry consolidation

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020.  In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.

On July 12, 2010, the Ministry of Industry & Information Technology Commission issued the Steel Industry Admittance and Operation Qualifications. The new standard specified requirement for all aspects of steel production, which include: size of blast furnace, size of converters, emission of waster water, dust per ton of steel producing, quantity of coal used for each process of steel making and output capacity commencing in 2009.  The new policy once again confirms the central government’s determination to push forward the consolidation of this fragmented industry of more than 800 companies. While the operational conditions become more stringent, more small and medium size companies will likely to aggressively look for valued partners which could lead to opportunities for high quality acquisitions for our Company.  We believe the directives have indirectly strengthened our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

Intellectual Property Rights

“Qiu Steel” is the registered trademark under which we sell hot-rolled carbon and silicon steel sheets products produced at General Steel (China). The “Qiu Steel” logo has been registered with the China National Trademark Bureau under No. 586433. “Qiu Steel” is registered under the GB 912-89 national quality standard, and certified under the National Quality Assurance program.

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

Employees

As of December 31, 2010, we had approximately 8,407 full-time employees.

Executive Officers of the Registrant

The following sets forth certain information as of March 16, 2011 concerning our executive officers.

Name	Age	Title
Zuosheng Yu	46	Chairman and Chief Executive Officer
John Chen	39	Chief Financial Officer

Mr. Zuosheng Yu, age 46, Chairman of the Board of Directors.  Mr. Yu joined us in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Since March 2001, he has been President and Chairman of the Board of Directors of Baotou Sheng Da Steel Pipe Limited, Inner Mongolia, China and Chairman of the Board of Directors of Sheng Da Steel and Iron Mill, Hebei province, China. Since April 2001, he has been President and Chairman of Sheng Da Industrial Park Real Estate Development Limited. Since December 2001, Mr. Yu has been President and Chairman of Beijing Shou Lun Real Estate Development Company, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.

Mr. John Chen, age 39, Director.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI).

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

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be the following ten major competitors of similar size, production capability and product line in the marketplace competing against our four operating subsidiaries as indicated:

• Competitors of General Steel (China) include: Tianjin No. 1 Rolling Steel Plant, Tianjin Yinze Metal Sheet Plant and Tangshan Fengrun Metal Sheet Plant;

• Competitors of Longmen Joint Venture include: Shanxi Haixin Iron and Steel Co., Ltd. and Gansu Jiuquan Iron and Steel Co., Ltd.;

•  Competitors of Baotou Steel Pipe Joint Venture include: Tianjin Bo Ai Steel Pipe Co., Hebei Cangzhou Zhong Yuan Steel Pipe Co., and Shanxi Taiyuan Guo Lian Steel Pipe Co.; and

• Competitors of Maoming Hengda include: Guangdong Shao Guan Iron and Steel Group and Zhuhai Yue Yu Feng Iron and Steel Co., Ltd.

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

We have made a number of acquisitions, and it is our current plan to continue to acquire companies and technologies that we believe are strategic to our future business. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers.  For the year ended December 31, 2010, approximately 28% of our sales were to five customers.  We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

Steel consumption is highly cyclical and follows general economic and industrial conditions both worldwide and in regional markets. The steel industry has historically been characterized by an excess in the world supply, which has led to substantial price decreases during periods of economic weakness.  We currently have an annual steel production capacity of 7 million metric tons of crude steel and if the market for steel cannot support such production levels, the price for our products may go down.  In addition, future economic downturns could decrease the demand for our products. Substitute materials are increasingly available for many steel products, which further reduces demand for steel.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly iron-ore, coke, steel billets and steel coil.

The major raw materials that we purchase for production are iron-ore, coke, steel billets and steel coil. The price and availability of these raw materials are subject to market conditions affecting supply and demand. Our financial condition or results of operations may be impaired by further increases in raw material costs to the extent we are unable to pass those increases to our customers. In addition, if these materials are not available on a timely basis or at all, we may not be able to produce our products and our sales may decline.

The price of steel may decline due to an overproduction by the Chinese steel companies.

According to the China Iron and Steel Association, there are approximately 800 to 1,000 steel companies in China. Each steel company has its own production plan. The Chinese government released new guidance on the steel industry to encourage consolidation within the fragmented steel sector to mitigate problems of low-end repetitive production and inefficient use of resources. The current overproduction may not be solved by these measures enacted by the Chinese government. If the current overproduction continues, our product shipments could decline, our inventory could build up and eventually we may be required to decrease our sales price, which may decrease our profitability.

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

We have no operations other than General Steel (China), Baotou Steel Pipe Joint Venture, Longmen Joint Venture, Maoming Hengda, and Tianwu JV, and our principal assets are our investments in these subsidiaries. As a result, we are dependent upon the performance of our subsidiaries and we will be subject to the financial, business and other factors affecting them as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

We have purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance to cover production equipment. Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in China. In the event of a significant product liability claim or other uninsured event, our financial results and the price of our common stock may be adversely affected.

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

Substantially all of our assets, and the assets of our operating subsidiary, are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

The PRC government’s recent measures to curb inflation rates could adversely affect future results of operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  Rapid economic growth can lead to growth in the money supply and rising inflation.  China’s Consumer Price Index increased by 3.3% for full year of 2010 according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

In recent years, the government of China has undertaken various measures to alleviate the effects of inflation, especially with respect to key commodities. From time to time, the PRC National Development and Reform Commission announced national price controls on various products. The government of China has also encouraged local governments to institute price controls products. Such price controls could adversely affect our future results of operations and, accordingly, the price of our Common Stock.

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

The Chinese government imposes controls on the conversion of Renminbi or RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from China’s State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Currency fluctuations and restrictions on currency exchanges may adversely affect our business, including limiting our ability to convert RMB  into foreign currencies and, if RMB were to decline in value, reducing our revenue in U.S. dollar terms.

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Renminbi, or RMB. We are subject to the effects of exchange rate fluctuations with respect to local currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar.  Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. The four main currencies in the basket are the U.S. dollar, the Euro, the Japanese yen and the Korean won. In the three years that followed, a slight appreciation against the U.S. currency occurred and by the end of October 2008, the RMB exchange rate with the U.S. dollar had risen to nearly 6.8 to the U.S. dollar. Since mid-2008, the RMB has been held stable as the Chinese government considers how best to respond to the global economic crisis. In June 2010, the temporary dollar peg was again abandoned, after the Chinese RMB rose approximately 16% against the Euro as a result of the Greek fiscal crisis. However, the Chinese government has signaled that going forward its currency will only be allowed to appreciate gradually against the dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of RMB against the U.S. dollar. We can offer no assurance that RMB will be stable against the U.S. dollar or any other foreign currency.

Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.  The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

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

The PRC State Administration of Foreign Exchange, or SAFE, restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively and to pay dividends.

All of our sales revenues and expenses are denominated in RMB. Under PRC law, RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements.  However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since substantially all of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

  The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to meet obligations that may be incurred in the future that require payment in foreign currency.

Under the New EIT Law, as defined below, we may be classified as a “resident enterprise” of China, which would likely result in unfavorable tax consequences to us and our non-PRC shareholders.

Under China’s Enterprise Income Tax Law, or the “New EIT Law”, and its implementing rules, which became effective in 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  Under the implementing rules of the New EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise.  Because the New EIT Law and its implementing rules are new, it is unclear how tax authorities will determine tax residency based on the facts of each case.

In April 2009, the State Administration of Taxation (“SAT”) issued a new circular to clarify the criteria for recognizing the resident enterprise status for Chinese controlled foreign companies.  According to the Circular Regarding the Determination Criteria on Chinese Controlled Offshore Companies as Resident Enterprises (Circular Guoshuifa 2009 No. 82), if a foreign company simultaneously satisfies the following four criteria:

•	It constitutes a Chinese controlled foreign company and shall be deemed to be a PRC resident enterprise.

•
The premises where the senior management and the senior management bodies responsible for the routine production and business management of the enterprise perform their functions are mainly located within China.

•
The financial decisions (including, borrowing, lending, financing, financial risk management, etc.) and the personnel decisions (for example, appointment, dismissal, remuneration, etc.) of the enterprise are made by the bodies or persons within China or are subject to the approval of the bodies or persons within China.

•
The enterprise’s primary properties, accounting books, company seals, minutes and archives of the meetings of the board of directors and shareholders are located or preserved within China. The enterprise’s directors or senior management with fifty percent or more of the voting rights usually live in China.

Despite the issuance of the new clarifying circular referenced above, the application of these standards remains uncertain. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” such dividends may be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification would result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 and 2009 tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to tax in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.  In addition, we have not accrued any tax liability associated with the possible payment of dividends to our U.S. parent company. Such a tax would be an added expense appearing on our income statement, which would reduce our net income.

The PRC legal system embodies uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. In addition, our VIE and all of our subsidiaries that are incorporated in China are subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulations, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain preferential tax treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to, monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted significant laws and regulations dealing with matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade.  However, the PRC’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us and foreign investors, including you.  The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse effect on our results of operations.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws, which are likely to increase costs further and also to impose restrictions on our relationship with our employees.  In June 2007, the Standing Committee of the National People’s Congress of the PRC enacted labor law legislation called the Labor Contract Law and more strictly enforced existing labor laws.  This law, which became effective on January 1, 2008, amended and formalized workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions.  As a result of this law, we had to reduce the number of hours of overtime our employees can work, substantially increase the salaries of our employees, provide additional benefits to our employees, and revise certain of our other labor practices. The increase in labor costs has increased our operating costs, and we have not always been able to pass through this increase to our customers. As a result, we have incurred certain operating losses as our costs of manufacturing increased.  No assurance can be given that we will not in the future be subject to labor strikes or that we will not have to make other payments to resolve future labor issues.  Furthermore, there can be no assurance that the labor laws will not change further or that their interpretation and implementation and enforcement will not vary, which may have a negative effect upon our business and results of operations.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our Company, after March 28, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of any such equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations WFOE’s may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds.  These reserves are not distributable as cash dividends, except in the event of liquidation, and cannot be used for working capital purposes.

Furthermore, if any of our consolidated subsidiaries in China incurs debt in the future, the instruments governing the debt may restrict our ability to pay dividends or make other payments. If we or our consolidated subsidiaries are unable to receive all of the revenues from our operations due to these contractual or dividend arrangements, we may be unable to pay dividends on our Common Stock. In addition, under WFOE regulations mentioned above, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

 The PRC historically has been deficient in western style management and financial reporting concepts and practices, as well as in modern banking and other control systems.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, and especially given that we are an exchange listed company in the U.S. and subject to regulation as such, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards. As there is a shortage of well-educated and experienced professionals who have bilingual and bicultural backgrounds in China, especially in remote areas where our factories are located, we may experience high turnover in our staff. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act and other applicable laws, rules and regulations.  This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our results of operations and the public announcement of such deficiencies could adversely impact our stock price.

Risks Related to Our Common Stock

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other stockholders.

Our officers, directors and affiliates beneficially own approximately 39.8% of our common stock. Mr. Zuosheng Yu, our major stockholder, beneficially owns approximately 39.5% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

All our subsidiaries are located in China and substantially all of our assets are located outside the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the United States or China and, even if civil judgments are obtained in United States courts, such judgments may not be enforceable in Chinese courts. Most of our directors and officers reside outside of the United States. It is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement against us or our officers and directors of criminal penalties under the U.S. federal securities laws or otherwise.

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

Investors may experience dilution from exercise of warrants we issued in December 2007 and December 2009.

Shares of our common stock are issuable upon conversion of senior convertible notes and warrants to purchase common stock issued in a private placement that closed on December 13, 2007.  The senior convertible notes were initially convertible into 4,170,009 shares of our common stock based on a conversion price of $12.47 per share and applicable interest rates.   Prior to the adjustments described below, upon the exercise of the warrants, an additional aggregate amount of 1,154,958 shares of our common stock were issuable based upon the then exercise price of $13.51 per share.  The senior convertible notes have a five year term through December 12, 2012, and the warrants are exercisable from May 13, 2008, to May 13, 2013.  The conversion price of the notes and the exercise price of the warrants (and the number of shares issuable under the warrants) are each subject to adjustment under certain customary circumstances, including, among others, if the sale price of securities issued by us in subsequent offerings is less than the conversion or exercise prices then in effect.  The conversion price of the notes was adjusted and reset to $4.2511, the market price (as defined in the notes) on May 7, 2009.  As of August 5, 2010, all of the convertible notes had been converted.   As discussed below, the warrants have been adjusted such that upon their exercise, an aggregate of 3,900,871 shares of our common stock are now issuable based upon the current adjusted exercise price of $5.00 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

General Steel (China)

The properties of General Steel (China) consist of manufacturing sites and office buildings located in Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center on a total of 17.81 acres (7.21 hectares) of land, which includes 320,390 square feet (29,667 square meters) of building space.

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

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	41 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	41 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd. (in the processing of changing name to General Steel (China)).	Ying Fong Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	40 and 43 years

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

We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Longmen Joint Venture	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	19.1	50 Years	38 Years

Longmen Joint Venture	Longmen Town, Hancheng, Shaanxi	Industrial Use	173.2	40-48 Years	35-39 Years

Longmen Joint Venture	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	103.2	50 Years	45 Years

Longmen Joint Venture	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	1.9	50 Years	45 Years

Longmen Joint Venture	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	3.6	40 Years	36 Years

Maoming Hengda

The properties of Maoming Hengda consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 239.6 acres (96.9 hectares).

We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Maoming Hengda	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	239.6	50 Years	44 Years

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Exchange under the symbol “GSI”. The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW STOCK PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2010
High	$5.04	$4.22	$3.54	$3.15
Low	$3.78	$2.35	$2.28	$2.38
2009
High	$4.59	$7.35	$5.74	$5.79
Low	$1.85	$2.77	$3.32	$3.62

As of March 14, 2011, there were approximately 315 holders of record of our common stock. On the same date, the trading price of our common stock closed at $2.45 per share.

Stock Repurchase Program

ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2010 through December 31, 2010	316,760	$2.7475	316,760	683,240

(1)
On December 21, 2010, we issued a press release announcing that our Board of Directors had authorized the repurchase of up to an aggregate of one million (1,000,000) shares of our common stock as part of a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws. As of December 31, 2010, we have repurchased in open market transactions 316,760 shares of common stock at an average per share price of $2.7475.

Dividend Policy

Our Board of Directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at our board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our board of directors.

Recent Sales of Unregistered Sale Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

SUMMARY OF OPERATIONS	2010	2009	2008	2007	2006
(USD and number of shares in thousands, except per share amounts)
Sales	$1,893,572	$1,668,446	$1,351,203	$772,440	$139,495
Cost of Goods Sold	1,821,659	1,579,892	1,343,275	715,751	135,324
Selling, General, and Administrative Expenses	52,949	41,074	36,942	16,164	2,421
Income (Loss) from operations	18,964	47,480	(29,014)	40,525	1,750
Net (Loss) Income
Attributable to Controlling Interest	$(7,675)	$(25,244)	$(11,323)	$22,426	$1,033
(Loss) Earnings per Share, Basic	$(0.14)	$(0.60)	$(0.32)	$0.69	$0.03
(Loss) Earnings per Share, Diluted	$(0.14)	$(0.60)	$(0.32)	$0.69	$0.03
Basic Weighted Average Shares Outstanding	53,113	41,860	35,381	32,425	31,250
Diluted Weighted Average Shares Outstanding	53,113	41,860	35,381	32,558	31,250
LONG TERM OBLIGATIONS
Convertible Notes Payables	$-	$1,050	$7,155	$5,440	-
Derivative Liabilities	$5,573	$23,340	$9,903	$28,483	-

As of December, 31
FINANCIAL DATA	2010	2009	2008	2007	2006
(USD in thousands, except the ratios)
Total Assets	$1,814,668	$1,228,064	$865,714	$478,407	$73,822
Depreciation and Amortization	$41,153	$33,107	$22,414	$10,337	$1,917
Current Ratio	0.70	0.59	0.43	0.67	0.87

Three months ended December, 31
STATEMENT OF
OPERATIONAL DATA	2010	2009	2008	2007	2006
(USD in thousands, except share and per share amounts)
Statement of Operations Data
Sales	$478,593	$451,953	$261,087	$268,192	$42,496
Cost of Goods sold	435,365	438,554	282,662	247,239	42,838
Gross Profit	43,228	13,399	(21,575)	20,953	(342)
Selling, General, and Administrative Expenses	17,569	11,855	8,578	5,894	266
Income (Loss) from Operations	25,659	1,544	(30,153)	15,059	(607)
Net income (Loss) Attributable to Controlling Interest	$2,221	$(11,085)	$(9,705)	$12,057	$514
Earnings (Loss) per share
Basic	$0.04	$(0.26)	$(0.27)	$0.36	$0.01
Diluted	$0.04	$(0.26)	$(0.27)	$0.36	$0.01

Balance Sheet Data
Current Assets	$1,154,591	$615,278	$315,445	$232,608	$44,670
Total Assets	$1,814,668	1,228,064	$865,714	$478,407	$73,822
Total Liabilities	$1,639,192	1,061,735	$751,476	$382,974	$53,575
Noncontrolling interest	$70,917	72,598	$54,330	$42,044	$6,186

The financial data included within the proceeding table should be read in conjunction with our Management’s Discussion and Analysis as well as the Financial Statements and Supplementary Data (Items 7 and 8 of this Form 10-K), and with our previously filed Forms 10-K.

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

OVERVIEW

We were founded on the strategy to aggressively merge, partner with, and acquire State-owned enterprises and selected steel companies with great growth potential within China’s highly fragmented steel industry.  As of December 31, 2010, we were comprised of four steel producing and processing subsidiaries of which Longmen Joint Venture is the largest, and one raw material trading company subsidiary.  Located in Shaanxi province, Longmen Joint Venture contributed approximately 98.1% of our total revenue for the 2010 fiscal year.

Fiscal year 2010 was highlighted by increased sales revenue, increased gross margin, formation of a material trading company and compensation for economic losses:

•	Sales revenue increased by 13.5% year-over-year to $1.9 billion, up from $1.7 billion in 2009.
•
In the fourth quarter of 2010, the gross margin increased 600 basic points year over year to 9.0%. The increase in gross margin is mainly due to the compensation from Shaanxi Steel Group for the loss of production volume and production efficiency at Longmen Joint Venture during the construction of blast furnaces by Shaanxi Steel Group.

•	We finalized the construction of two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine funded by Shaanxi Steel Group at Longmen Joint Venture.
•
At the end of 2010, we were reimbursed by Shaanxi Steel Group in the amount of approximately $25.0 million (RMB169.0 million) and reimbursed in the amount of approximately $27.1 million (RMB180.1 million), in two separate payments for the loss of production volume and production efficiency at Longmen Joint Venture during the construction of blast furnaces by Shaanxi Steel Group.

•	In December 2010, we brought online a new 400,000 metric tons capacity rebar production line at Maoming Hengda’s facility.
•
In September 2010, we formed Tianwu JV with TME Group, one of the largest and most diversified commodity trading groups in China. We hold a 60% controlling interest in Tianwu JV. Tianwu JV will source raw materials including iron ore domestically and overseas, and is expected to supply approximately 20% to 50% of our iron-ore needs amounting to approximately two to three million metric tons on an annual basis.

•
On December 21, 2010, we announced the adoption of a share repurchase program (“Share Repurchase Program”) pursuant to which we may repurchase up to an aggregate of 1,000,000 shares of our Company's common stock. The repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The Share Repurchase Program does not have an expiration date. As of December 31, 2010, we have repurchased 316,760 shares of common stock in open market transactions at an average price of $2.7475 price per share.

The results reflect the strong demand for our construction steel products in our principal markets of Shaanxi and western China. Our subsidiary, Longmen Joint Venture, continues to benefit from a large number of infrastructure projects in the region fueled by the national stimulus plan and the national “Go West” economic development initiative.

RESULTS OF OPERATIONS

Industry Environment

In 2010, China’s steel industry experienced positive growth compared to fiscal 2009 due to the recovering and restabilazation of the domestic economy. While the price of steel continued to fluctuate in 2010, the price was still lower, on average, than the price that existed before the 2008 financial crisis. However, the price did reach its highest point of the year in the end of 2010. In addition, according to the Ministry of Industry and Information Technology, the price of rebar had increased approximately 23.1% at the end of the year of 2010 compared to the beginning of the year.  As a result of the gradual recovery in the global markets, the demand for raw materials has increased due to increased production of main crude steel producers which has resulted in rapid increases in the international demand for such raw materials which has resulted in increased prices of raw materials in China. Such increased prices in raw materials, coupled with the relatively lower price of steel in China, have led to a decrease in the overall profitability of China’s steel industry.

Overview of Company Operations.

Income Statement for the year ended December 31, 2010, 2009 and 2008:

				Percentage Change
Unit-thousands except share data	2010	2009	2008	2010 VS 2009		2009 VS 2008
Sales	$1,893,572	$1,668,446	$1,351,203	13.5%		23.5%
Cost of Goods Sold	1,821,659	1,579,892	1,343,275	15.3%		17.6%
Gross Profit	71,913	88,554	7,928	(18.8)%		1017.0%
Gross Profit Margin %	3.80%	5.31%	0.59%	(28.4	) %	804.6%
Selling, General and Administrative Expenses	52,949	41,074	36,492	28.9%		12.6%
Income (Loss) from Operations	18,964	47,480	(29,014)	(60.1	) %	(263.6	) %

Total Other Income (expense), net	(28,561)	(45,008)	3,738	(36.5)%		(1304.1	) %

Income (Loss) Before Provision for Income Tax and Noncontrolling Interest	(9,597)	2,472	(25,276)	(488.2	) %	(109.8	) %

Total (Benefit) Provision for Income Taxes	(2,110)	6,153	(5,411)	(134.3)%		(213.7	) %
Loss before Noncontrolling Interest	(7,487)	(3,681)	(19,865)	103.4%		(81.5	) %
Less: Net Income (loss) Attributable to Noncontrolling Interest	188	21,563	(8,542)	(99.1	) %	(352.4)%
Net Loss Attributable to Controlling Interest	$(7,675)	$(25,244)	$(11,323)	(69.6)%		122.9%
Loss Per Share
Basic	$(0.14)	$(0.60)	$(0.32)	(76.7)%		88.4%
Diluted	$(0.14)	$(0.60)	$(0.32)	(76.7)%		88.4%

Revenue

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

Revenue by Subsidiary and Product					Percentage Change
USD in thousands		2010	2009	2008	2010 VS 2009	2009 VS 2008
Subsidiary	Product
Longmen Joint Venture	Rebar	$1,857,009	$1,534,696	$1,182,433	21.0%	29.8%
Others		$36,563	133,750	168,770	(72.7)%	(20.8)%

Total Revenue		$1,893,572	$1,668,446	$1,351,203	13.5%	23.5%

Production Volume by Subsidiary and Product					Percentage Change
In thousand metric tons		2010	2009	2008	2010 VS 2009	2009 VS 2008
Subsidiary	Product
Longmen Joint Venture	Rebar	3,540	3,395	2,030	4.3%	67.2%
Others		415	439	278	(5.5)%	57.9%

Total Production		3,955	3,834	2,308	3.2%	66.1%

Total Sales Revenue for the fiscal year 2010 increased 13.5% to $1.9 billion from $1.7 billion in last year. The increase in sales revenue compared to last year is predominantly due to the sales volume increase of 4.3% and a 16.1% increase in the average selling price of rebar over the total shipment volume at Longmen Joint Venture to approximately $524.6 (RMB3,546) in 2010 from approximately $452.0 (RMB3,083) in 2009.

Longmen Joint Venture comprised 98.1% of total sales for 2010. We operated at about 89% of our total capacity in 2010 due to a stable market demand for our construction steel products.

Maoming Hengda comprised $10.0 million, or less than 1% of our total sales in 2010.  The decrease in sales revenue compared to last year is primarily due to a greater number of processing contracts versus production contracts. In 2010, Maoming Hengda only executed processing contracts which generated less sale revenue whereas both processing and production contracts were performed in 2009.

Income Statement for the three months ended December 31, 2010 and 2009:

Income Statement			Percentage Change
Unit-thousands except share data	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
Sales	$478,593	$451,953	5.9%
Cost of Goods Sold	435,365	438,554	(0.7)%
Gross Profit	43,228	13,399	222.6%
Gross Profit Margin %	9.03%	2.96%	204.7%
Selling, General and Administrative Expenses	17,569	11,855	48.2%
Income from Operations	25,659	1,544	1,561.9%
Total Other expense, net	(15,192)	(13,520)	12.4%
Income (Loss) Before Provision for Income Tax and Noncontrolling Interest	10,467	(11,976)	(187.4)%
Total Expense (Benefit) for Income Taxes	2,589	(1,033)	(350.6)%

Income (Loss) before Noncontrolling Interest	7,878	(10,943)	(172.0)%

Less: Net Income Attributable to Noncontrolling Interest	5,657	142	3,883.8%
Net Income (Loss) Attributable to Controlling Interest	$2,221	$(11,085)	(120.0)%
Earnings(Loss) Per Share
Basic	$0.04	$(0.26)	115.4%
Diluted	$0.04	$(0.26)	115.4%

Three months ended December 31, 2010 compared to three months ended December 31, 2009
Revenue by Subsidiary and Product
USD in thousands				Percentage Change
Subsidiary	Product	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
		(Unaudited)
Longmen Joint Venture	Rebar	467,771	422,165	10.8%
Other		10,822	29,788	(63.7)%
	Total Sales	478,593	451,953	5.9%

Production by Subsidiary and Product (in thousand metric tons)				Percentage Change
Subsidiary	Product	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
		(Unaudited)
Longmen Joint Venture	Rebar	835	944	(11.5)%
Other		134	180	(25.6)%
	Total Production	969	1,124	(13.8)%

Total Sales Revenue for the three months ended December 31, 2010 increased 5.9% to $478.6 million from $451.9 million for the same period last year. The increase is predominantly a result of a 25.3% rise in the average selling price of rebar from approximately $447.2 (RMB3,048) in the fourth quarter of 2009 to approximately $560.2 (RMB3,787) in fourth quarter of 2010

Longmen Joint Venture comprised 97.7% of total sales for the fourth quarter of 2010. Compared to the same period in 2009, the production decreased 11.5% to 835,000 metric tons from 944,000 metric tons. The decrease is due to the negative impact of blast furnace construction by Shaanxi Steel Group, as is more fully described in the gross profit analysis section. Total Sales Revenue of Longmen Joint Venture for the three months ended December 31, 2010 increased 10.8% to $467.8 million from $422.2 million in the same period last year. The increase is predominantly a result of a 25.3% rise in the average selling price of rebar to approximately $560.2 (RMB3,787) in fourth quarter of 2010 from approximately $447.2 (RMB3,048) in the fourth quarter of 2009.

Compared to the same period last year, the sales revenue of other subsidiaries decreased 63.7% to $10.8 million from $29.8 million in the fourth quarter in 2009. The decrease is mainly because we changed the operating model at General Steel (China) and only executed processing contracts at Maoming Hengda which generated less sale revenue in 2010.

Cost of Goods Sold

Fiscal year ended December 31, 2010 compared with fiscal years ended December 31, 2009 and 2008

Cost of Goods Sold				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008

Cost of Goods Sold	$1,343,160	$$1,139,630	$999,318	(17.9)%	14.0%
Cost of Good Sold - Related Parties	$478,499	$440,262	$343,957	8.7%	28%

Total Cost of Goods Sold	$1,821,659	$1,579,892	$1,343,275	15.3%	17.6%

Three months ended December 31, 2010 compared to three months ended December 31, 2009

			Percentage Change
(USD in thousands)	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
Cost of Goods Sold	$317,216	$317,238	0%
Cost of Goods Sold - Related Parties	$118,149	$121,316	(2.6)%
Total Cost of Goods Sold	$435,365	$438,554	(0.7)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 80% of our total cost of sales. As a result, the cost of goods sold increased by 15.3% to $1.8 billion in 2010 from $1.6 billion in the year ago period. The increase is mainly due to the ascending of sales volume and the rise of iron ore and coke price. The cost of goods sold decreased 0.1% slightly to $435.4 million in the fourth quarter of 2010 from $438.6 million in the same period of 2009 due to the compensation from Shaanxi Steel Group which was recorded in the fourth quarter of 2010 and which is discussed in detail in the following section.

Gross Profit

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008
				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008

Gross Profit	$71,913	$88,554	$7,928	(18.8)%	1,017.0%

Gross Profit Margin	3.8%	5.3%	0.6%

Gross profit for 2010 decreased 18.8% to $71.9 million from $88.6 million in 2009. The decrease is primarily attributable to a drop in gross profit at Longmen Joint Venture. The purchase price of our primary raw materials including iron ore and coke increased in 2010, which had a negatively impact on gross profit margin.

Three months ended December 31, 2010 compared to three months ended December 31, 2009

(USD in thousands)			Percentage Change
	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
Gross Profit	$43,228	$13,399	222.6%
Gross Profit Margin	9.0%	3.0%

The gross margin improved in the fourth quarter 2010 to 9.0% compared to 3.0% in the same period last year. The increase is predominantly due to the compensation from Shaanxi Steel Group for the loss of production volume and production efficiency at Longmen Joint Venture during the construction of blast furnaces by Shaanxi Steel Group. Longmen Joint Venture could not reasonably estimate the amount of compensation for the loss until we received an approval notice from Shaanxi Steel Group in December of 2010. The compensation was recorded as an offset to the cost of goods sold in December 2010 to reduce the impact of lower production volume and efficiency during the period of construction in the entire year of 2010.

The following chart illustrates the comparison of gross profit with or without the compensation from Shaanxi Steel Group:

Year Ended December 31	With Compensation		Without Compensation
(USD in thousands except gross profit margin)	2010 Q4	2010 Full Year	2010 Q4	2010 Full Year

Sales	$478,593	$1,893,572	$478,593	$1,893,572

Gross profit	$43,228	$71,913	$16,136	$44,821

Gross profit Margin	9.0%	3.8%	3.4%	2.4%

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2010 compared with fiscal year ended December 31, 2009 and 2008

Selling, General and Administrative Expenses				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008

Selling, General and Administrative expenses	$52,949	$41,074	$36,942	28.9%	11.2%

Selling, General and Administrative expenses	2.8%	2.5%	2.7%

SG&A Expenses increased 28.9% to $52.9 million in 2010 compared to $41.1 million in 2009. The increase is mainly due to the climbing transportation and sales agent charges at Longmen Joint Venture related to the increase of shipping volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing. SG&A expenses as a percentage of revenue increased slightly to 2.8% for 2010 from 2.5% in 2009 and 2.7% in 2008.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

(USD in thousands)			Percentage Change
	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
Selling, General and Administrative expenses	$17,569	$11,855	48.2%
SG&A/Revenue %	3.7%	2.6%

Selling, general and administrative expenses, including transportation charges, executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 48.2% to $17.6 million for the three months ended December 31, 2010 compared to $11.9 million in the same period of 2009. The increase is mainly due to the rising transportation and sales agent charges on long distance deliveries outside of Shaanxi Province.

Selling, general and administrative expenses as a percentage of revenue increased to 3.7% for the fourth quarter of 2010 from 2.6% in the same period of 2009. The increase is mainly due to the rising transportation and sales agent charges on long distance deliveries outside of Shaanxi province.

Income (Loss) from Operations

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008

Income (Loss) from Operations	$18,964	$47,480	$(29,014)	(60.1)%	(263.6)%

The income from operations in 2010 decreased to $19.0 million from $47.5 million income for the same period last year. The decrease was predominantly due to the drop in gross profit caused by higher purchase price of iron ore and coke in 2010.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

(USD in thousand)			Percentage Change
	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
Income from Operations	$25,659	$1,544	1,561.8%

Income from operations for the three months ended December 31, 2010 increased to $25.7 million from $1.5 million income for the same period last year. The increase is primarily due to the compensation received from Shaanxi Steel Group for the loss as a result of their construction of the blast furnaces.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2010 compared with fiscal years ended December 31, 2009 and 2008

Total Other Income (Expense), Net				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008
Interest Income	$6,154	3,334	$4,251	84.6%	$(21.6)%
Finance/interest expense	(51,283)	(27,843)	(23,166)	84.2%	20.2%
Change in Fair Value of Derivative Liabilities	15,055	(33,159)	12,821	(145.4)%	(358.6)%
Gain from Debt Extinguishment	-	7,331	7,169	-	2.3%
Net compensation for service	876	-	-	-	-
Government Grant	-	3,430	-	-	-
Loss on Disposal of Fixed Assets	(9,977)	(4,643)	-	114.9%	-
Realized income from future contract	1,424	-	-	-	-
Income from Investment	7,910	4,730	1,896	67.2%	149.5%
Other Non-operating Income, net	1,280	1,812	767	(29.4)%	136.2%
Total Other (Expense) Income, Net	(28,561)	(45,008)	3,738	(36.5)%	(1,304.1)%

Total other expenses for the year ended December 31, 2010 were $28.6 million compared to $45.0 million in 2009 and total other income of $3.7 million in 2008.

The decrease of total other expenses, net was mainly a result of the combined effect of a $23.4 million increase in Finance/Interest expense and a gain of $48.2 million in the change in fair value of derivative liabilities.

 Three months ended December 31, 2010 compared with three months ended December 31, 2009

OTHER INCOME(EXPENSE), NET (USD in thousand)		Percentage Change
	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
Interest Income	$2,678	$866	209.2%
Finance/interest Expense	(13,666)	(9,421)	45.1%
Change in Fair Value of Derivative Liabilities	1,476	(9,931)	(114.9)%
Gain from Debt Extinguishment	-	4,399	-%
Net Income from Compensation	876	-	-%
Gain from investment in future contracts	1,424	-	-%
Loss on Disposal of Fixed assets	(9,977)	-	-%
Income from Investment	2,315	1,069	116.6%
Other Non-operating Expense, net	$(318)	$(502)	(36.7)%
Total Other Expense, net	$(15,192)	$(13,520)	12.4%

Total other expenses, net for the three months ended December 31, 2010 were $15.2 million, a 12.4% increase compared to $13.5 million in the same period last year. The increase of total other expenses, net was mainly a result of the combined effect of a $4.2 million increase in Finance/Interest expense, a $10 million loss on disposal of fixed assets and a gain of $11.4 million in the change in fair value of derivative liabilities.

Change in Fair Value of Derivative Liabilities

According to GAAP, our December 2007 Convertible Notes, December 2007 Warrants and the December 2009 Warrants (as defined below) are considered a derivative and therefore must be “marked to market.”  One of the drivers used to calculate the value of this derivative is stock price. Changes in our stock price cause gains or losses to this income statement item.

The change in fair value of derivative liabilities for the years ended December 31, 2010 was a gain of $15.1 million compared to a loss of $33.2 million for the same period last year. The change in fair value of derivative liabilities for the three months ended December 31, 2010 was a gain of $1.5 million compared to a loss of $9.9 million for the same period last year. This gain is due to a change of stock price of our common stock as of December 31, 2010 compared to the one as of December 31, 2009. According to accounting principles generally accepted in the United States regarding valuing derivatives, the drop in our share price and the conversion of our convertible notes resulted in a $1.5 million and $15.1 million gain for the three months and the year ended December 31, 2010, respectively.

As of August 5, 2010, all of the convertible promissory notes issued in connection with the private placement that closed on December 13, 2007 have been converted into common stock.

Net Income (Loss) Before Noncontrolling Interest

Fiscal year ended December 31, 2010 compared with fiscal year ended December 31, 2009 and 2008

Net Income (Loss) Before Noncontrolling Interest				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008

NET LOSS BEFORE NONCONTROLLING INTEREST	$(7,487)	$(3,681)	$(19,865)	103.4%	(81.5)%

Three months ended December 31, 2010 compared with three months ended December 31, 2009
	2010 Q4	2009 Q4	Change %
	(Unaudited)

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$7,878	$(10,943)	172.0%

Net (Loss) Income attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
USD in thousands	2010	2009	2008	2010 VS 2009	2009 VS 2008
NET LOSS BEFORE NONCONTROLLING INTEREST	$(7,487)	$(3,681)	$(19,865)	103.4%	(81.5)%
LESS: Net Income attributable to noncontrolling interest	$188	$21,563	$(8,542)	(99.1)%	(352.4)%
NET(LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(7,675)	$(25,244)	$(11,323)	(69.6)%	122.9%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

(USD in thousands)			Percentage Change
	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$7,878	$(10,943)	172.0%
LESS: Net Income attributable to noncontrolling interest	$5,657	$142	3883.8%
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$2,221	$(11,085)	120.0%

(Loss) Earnings per Share

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
(in thousand, except earnings per share)	2010	2009	2008	2010 VS 2009	2009 VS 2008
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(7,675)	$(25,244)	$(11,323)	(69.6)%	122.9%

WEIGHTED AVERAGE NUMBER OF SHARES

Basic	53,113	41,860	35,381	26.9%	18.3%

Diluted	53,113	41,860	35,381	26.9%	18.3%

LOSS PER SHARE

Basic	$(0.14)	$(0.60)	$(0.32)	(76.7)%	87.5%
Diluted	$(0.14)	$(0.60)	$(0.32)	(76.7)%	87.5%

Three months ended December 31, 2010 compared three months ended December 31, 2009

(in thousand, except earnings per share)			Percentage Change
	2010 Q4	2009 Q4	2010 Q4 VS 2009 Q4
	(Unaudited)
NET INCOME(LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$2,221	$(11,085)	120.0%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	54,704	41,860	30.7%
Diluted	54,704	41,860	30.7%

EARNINGS (LOSS) PER SHARE
Basic	$0.04	$(0.26)	115.4%
Diluted	$0.04	$(0.26)	115.4%

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended December 31, 2010 and 2009. Therefore, no provision for withholding of U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of our Company has been made.

General Steel (China) is located in Tianjin Coastal Economic Development Zone and is subject to an effective income tax rate at 25%.

Longmen Joint Venture is located in the mid-west region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government by the end of 2010. This special tax treatment will be evaluated on a year-to-year basis by the local tax bureau.

 Baotou Steel Pipe Joint Venture is located in Inner Mongolia Autonomous Region and is subject to an effective income tax rate of 25%.

Maoming Hengda is located in Guangdong province and is subject to an effective income tax rate of 25%.

Tianwu Joint Venture is located in Tianjin Coastal Economic Development Zone and is subject to an effective income tax rate at 25%.

For the three months ended December 31, 2010, we had a total tax provision of $2.6 million. For the years ended December 31, 2010, we had a total tax benefit of $2.1 million.

We had cumulative undistributed earnings of foreign subsidiaries of approximately $6.4 million as of December 31, 2010. Such earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in internal operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the years ended December 31, 2010 and 2009. The net operating loss carry forwards for United States income taxes amounted to $1.8 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized at the end of 2030. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2010 was $0.6 million. The net change in the valuation allowance for the year ended December 31, 2010, versus the year ended December 31, 2009, was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, a 1% interest in Maoming Hengda by a third party and TME Group’s 40% interest in Tianwu GS.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $17.6 million as of December 31, 2010 compared to $8.5 million on December 31, 2009. This increase was mainly due to Longmen Joint Venture’s deliveries made to a major government project which we intend to collect in the coming months.

We recognize revenue when we ship out products and pass the titles of the products to our customers and distributors. We extended short-term credit to our customers and distributors with good reputations and long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible. Nevertheless, to be conservative and prudent in our management practice, as of December 31, 2010, we reserved $0.3 million for bad debt allowance based on our reasonable estimate.

Inventories

We had an inventory balance of $475.9 million as of December 31, 2010 compared to $208.1 million as of December 31, 2009.  Such balance is comprised of raw material and finished products. The increase of raw materials at the end of 2010 is due to the management’s expectation of price rise and preparation for the test run of the new furnaces.

	December 31,	December 31,	Percentage
	2010	2009	Change
	(in thousands)	(in thousands)
Supplies	$13,733	$12,235	12.2%
Raw materials	381,178	134,874	182.6%
Finished goods	80,968	60,978	32.8%
Total inventories	$475,879	$208,087	128.7%

Quarterly Data

Year Ended December 31,	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Full Year

2010
Revenues	$453,023	$501,679	$460,277	$478,593	$1,893,572
Gross profit	$5,733	$7,360	$15,592	$43,228	$71,913
Net (Loss) income Attributable to Controlling Interest	$(5,507)	$(2,128)	$(2,261)	$2,221	$(7,675)
Basic Earnings per Share	$(0.11)	$(0.04)	$(0.04)	$0.04	$(0.14)
Diluted Earnings per Share	$(0.11)	$(0.04)	$(0.04)	$0.04	$(0.14)
2009
Revenues	$322,793	$408,947	$484,752	$451,953	$1,668,446
Gross profit	$12,921	$22,499	$39,735	$13,399	$88,554
Net income (Loss) Attributable to Controlling Interest	$7,334	$(31,789)	$10,382	$(11,085)	$(25,244)
Basic Earnings per Share	$0.20	$(0.80)	$0.23	$(0.26)	$(0.60)
Diluted Earnings per Share	$0.20	$(0.80)	$0.23	$(0.26)	$(0.60)

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had cash and restricted cash aggregating $263.1 million.

For the year ended December 31, 2010, we used cash flow from continuing operations, borrowings, cash and cash equivalents to fund working capital requirements, pay interest payments, capital expenditures and to make investments.

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

Short-term notes payable

As of December 31, 2010, we had $480.2 million in short-term notes payables liabilities, which are secured by restricted cash of $167.7 million and restricted notes payable of $159.3 million and other assets. These are lines of credit extended by banks for a maximum of 6 months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term loans – banks

As of December 31, 2010, we had $285.2 million in short-term bank loans. These are bank loans with a one year term and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short-term bank loans upon maturity using available capital resources.

For more details about our debts, please see Note 7 in our Notes to the financial statements.

Cash-flow

Operating activities

Net cash used in operating activities for the year ended December 31, 2010 was an outflow $165.1 million compared to an inflow $4.8 million in the same period of 2009. This change was mainly due to the combination of the following factors:

●
Some non-cash items, including in net income such as depreciation and amortization, Bad debt allowance, inventory written-off, impairment of long-lived assets, loss (gain) on disposal of equipment, stock issued for service and compensation, net income from compensation, amortization of deferred note issuance cost and discount on convertible notes, make whole shares interest expense on notes conversion, change in fair value of derivative instrument, income from investment and deferred tax assets, resulted in an adjustment of $28.7 million.

●
Cash outflow resulting in the increase in notes receivable, accounts receivable, other receivables, other receivables - related parties, inventories, as well as the decrease in other payables and accrued liabilities, customer deposits and taxes payable was $378.4 million, compared to an outflow of $132.4 million during the same period last year.

●
Cash inflow due to the decrease in advances on inventory purchases, advances on inventory purchases - related parties, as well as the increase of Accounts payable, accounts payable - related parties, Other payables - related parties and customer deposits - related parties totaled of $192.1 million compared to an inflow of $78.3 million during the same period last year.

Overall, the increase in cash used in operating activities is due to our efforts to utilize capital resources to build up raw material inventories.

Investing activities

Net cash used by investing activities was $88.8 million for the year ended December 31, 2010 compared to $63.7 million for the year ended December 31, 2009. Net cash outflow is driven by the decrease in the receipts from Deposits due to sales representatives during this period.

Financing activities

Net cash provided by financing activities was $234.3 million for the year ended December 31, 2010 compared to $126.1 million for the year ended December 31, 2009.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3 for an aggregate offering amount of $60 million was declared effective by the Securities and Exchange Commission (“SEC”). From time to time we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings.  As discussed below, in December 2009, we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants.  We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Compliance with environmental laws and regulation

Longmen Joint Venture:

Along with our joint venture partner Longmen Steel Group and Shaanxi Steel Group, we have invested RMB580 million in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste.  In 2005, we received ISO 14001 certification for our overall environmental management system.  We have received several awards from the Shaanxi provincial government as a result of our increased effort in environmental protection.

We have spent more than RMB57 million on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity system was implemented at the end of 2005. In 2010, 1.08 metric tons of new water was consumed per metric ton of steel produced.

We have one 10,000 cubic meter coke-oven gas tank and one 50,000 cubic meter blast furnace coal gas tank and one 80,000 cubic meter converter furnace coal gas tank to collect the residual coal gas produced from our facility and that of surrounding enterprises. We also have spent RMB230 million on a thermal power plant with two 25 Kilowatt generators that use the residual coal gas from the blast furnaces and converters as fuel to generate power.

We have several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, and ornamental tiles.

In 2009, we treated and recycled about 6.8 million tons of waste water, 335,320 tons of slag, 130 million m³ of gas from the converters and 6.1 billion m³ of gas from the blast furnaces. We also reused 855,714 tons of hot steam and generated 433 million KWH of electricity.

Recently, we spent more than RMB60 million on the technical upgrade and renovation of the converters and RMB5.5 billion on the upgrade of the blast furnaces and the sintering machines.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2010 fiscal year.

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

The following tables summarize our contractual obligations as of December 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	Dollars amounts in thousands
Bank loans	$285,198	$285,198	$-	$-
Other loans	204,233	204,233	-	-
Notes payable	480,152	480,152	-	-
Deposits due to sales representatives	52,079	52,079		-
Lease with Bao Gang Group	410	273	137	-
Construction obligations - Longmen Joint Venture and Maoming Hengda Steel	13,912	13,912	-	-
Total	$1,035,984	$1,035,847	$137	$-

Bank loans in China are either due on demand or more typically within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

As of December 31, 2010, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including line of credit and others, amounted to $60.5 million.

	Guarantee
Nature of	amount
guarantee	In thousands	Guaranty period
Line of credit	$11,608	March 2011 to January 2012
Bank Loans	7,585	March 2011 to May 2011
Notes payable	18,238	June 2011 to September 2012
Confirming Storage	19,089	April 2011 to December 2011
Financing by the rights of goods delivery in future	3,946	March 2011 to July 2011
Total	$60,466

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.”Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

As a result, we reclassified noncontrolling interests in the amounts of $70.9 million and $72.6 million from the mezzanine section to equity on December 31, 2010 and 2009 balance sheets, respectively.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations..

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Commodity Price Risk and Related Risks

In the normal course of our business, we are exposed to market risk or price fluctuations related to the purchase, production or sale of steel products over which we have little or no control. We do not use any derivative commodity instruments to manage the price risk. Our market risk strategy has generally been to obtain competitive prices for our products and allow operating results to reflect market price movements dictated by supply and demand. Based upon a 2010 annual production capacity of 7 million metric tons, a $1 change in the annual average price of our steel products would change annual pre-tax profits by approximately $7 million.

Interest Rate Risk

We are subject to interest rate risk since our outstanding debts are short-term and bear interest at variable interest rates. The future interest expense would fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, General Steel (China), Longmen Joint Venture, Baotou Steel Pipe Joint Venture,  Maoming Hengda, and Tianwu Joint Venture are all located in China. They produce and sell all of their products domestically in the PRC. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the RMB on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. Generally, a ten percent (10%) decrease in RMB exchange rate would result in a $1.9 million decrease in net income.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Steel Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011 expressed an unqualified opinion.

/s/ Frazer Frost, LLP
Brea, California
March 16, 2011

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009
(In thousands, except per share data)

	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$65,271	$82,118
Restricted cash	197,797	192,041
Notes receivable	49,147	29,185
Restricted notes receivable	240,298	-
Accounts receivable, net	17,591	8,525
Other receivables, net	11,150	7,729
Other receivables - related parties	17,428	32,670
Inventories	475,879	208,087
Advances on inventory purchase	24,577	28,407
Advances on inventory purchase - related parties	6,187	2,995
Prepaid expense	5,018	692
Prepaid value added tax	37,323	19,488
Deferred tax assets	6,925	3,341
TOTAL CURRENT ASSETS	1,154,591	615,278

PLANT AND EQUIPMENT, net	602,612	555,111

OTHER ASSETS:
Advances on equipment purchase	14,898	8,419
Investment in unconsolidated subsidiaries	17,456	20,022
Long-term deferred expense	1,439	2,069
Intangible assets, net of accumulated amortization	23,672	23,733
Note issuance cost	-	406
Plant and equipment to be disposed	-	3,026
TOTAL OTHER ASSETS	57,465	57,675

TOTAL ASSETS	$1,814,668	$1,228,064

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$480,152	$254,608
Accounts payable	241,367	158,126
Accounts payable - related parties	77,285	48,151
Short term loans - bank	285,198	148,968
Short term loans - others	89,765	110,358
Short term loans - related parties	114,468	11,751
Other payables and accrued liabilities	30,093	30,602
Other payables - related parties	18,214	5,760
Customer deposit	187,495	208,765
Customer deposit - related parties	60,760	3,791
Deposit due to sales representatives	52,079	49,544
Taxes payable	2,316	6,921
TOTAL CURRENT LIABILITIES	1,639,192	1,037,345

CONVERTIBLE NOTES PAYABLE, net of debt discount of $0 and $2,250
as of December 31, 2010 and 2009, respectively	-	1,050

DERIVATIVE LIABILITIES	5,573	23,340

TOTAL LIABILITIES	1,644,765	1,061,735

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding as of December 31, 2010 and 2009	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 54,678,083 and 51,618,595 issued, 54,522,973 and 51,618,595 outstanding as of
December 31, 2010 and 2009, respectively	55	52
Treasury stock, $0.001 par value, 316,760 shares as of December 31, 2010	(871)	-
Paid-in-capital	104,971	95,589
Statutory reserves	6,202	6,162
Accumulated deficits	(24,086)	(16,411)
Accumulated other comprehensive income	12,712	8,336
TOTAL SHAREHOLDER'S EQUITY	98,986	93,731

NONCONTROLLING INTERESTS	70,917	72,598

TOTAL EQUITY	169,903	166,329

TOTAL LIABILITIES AND EQUITY	$1,814,668	$1,228,064

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands, except per share data)

	2010	2009	2008
SALES	$1,396,183	$1,202,708	$1,004,848

SALES - RELATED PARTIES	497,389	465,738	346,355
TOTAL SALES	1,893,572	1,668,446	1,351,203

COST OF GOODS SOLD	1,343,160	1,139,630	999,318

COST OF GOODS SOLD - RELATED PARTIES	478,499	440,262	343,957
TOTAL COST OF GOODS SOLD	1,821,659	1,579,892	1,343,275

GROSS PROFIT	71,913	88,554	7,928

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	52,949	41,074	36,942

INCOME (LOSS) FROM OPERATIONS	18,964	47,480	(29,014)

OTHER INCOME (EXPENSE)
Interest income	6,154	3,334	4,251
Finance/interest expense	(51,283)	(27,843)	(23,166)
Change in fair value of derivative liabilities	15,055	(33,159)	12,821
Gain from debt extinguishment	-	7,331	7,169
Net compensation for service	876	-	-
Government grant	-	3,430	-
Loss on disposal of fixed assets	(9,977)	(4,643)	-
Realized income from future contracts	1,424	-	-
Income from equity investments	7,910	4,730	1,896
Other non-operating (expense) income, net	1,280	1,812	767
Total other (expense) income, net	(28,561)	(45,008)	3,738

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(9,597)	2,472	(25,276)

PROVISION FOR INCOME TAXES
Current	1,267	2,155	1,424
Deferred	(3,377)	3,998	(6,835)
Total (benefit) provision for income taxes	(2,110)	6,153	(5,411)

NET LOSS BEFORE NONCONTROLLING INTEREST	(7,487)	(3,681)	(19,865)

Less: Net income (loss) attributable to noncontrolling interest	188	21,563	(8,542)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(7,675)	(25,244)	(11,323)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	4,376	(369)	5,420
Comprehensive income attributable to noncontrolling interest	1,799	303	3,654

COMPREHENSIVE LOSS	$(1,500)	$(25,310)	$(2,249)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	53,113,177	41,860,238	35,381,210

LOSS PER SHARE
Basic & Diluted	$(0.14)	$(0.60)	$(0.32)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits			Accumulated other
							Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals

BALANCE, December 31, 2007	3,092,899	$3	34,634,765	$35	-	-	$23,429	$3,632	$22,686	$(960)	$3,285	$43,322	$95,432

Net loss attributable to controlling interest									(11,323)				(11,323)
Net income attributable to noncontrolling interest												(8,542)	(8,542)
Adjustment to statutory reserve								1,270	(1,270)				-
Common stock issued for compensation			491,804	0.49			3,929						3,930
Common stock transferred by CEO compensation							207						207
Common stock issued for consulting fee			100,000	0.10			360						360
Common stock issued for public relations			25,000	0.03			90						90
Common stock issued for cash			140,000	0.14			700						700
Acquired noncontrolling interest												15,896	15,896
Notes converted to common stock			541,299	0.54			6,103						6,104
Make whole shares issued on notes conversion			195,965	0.18			2,310						2,310
Foreign currency translation adjustments											5,420	3,654	9,074

BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	-	$-	$37,128	$4,902	$10,093	$(960)	$8,705	$54,330	$114,237

Net loss attributable to controlling interest									(25,244)				(25,244)
Net income attributable to noncontrolling interest												21,563	21,563
Disposal of subsidiaries												(293)	(293)
Distribution of dividend to noncontrolling shareholders												(3,305)	(3,305)
Adjustment to statutory reserve								1,260	(1,260)				-
Common stock issued for compensation			596,650	0.77			1,875						1,876
Common stock issued for interest payments			196,306	0.20			745						745
Common stock issued for repayment of debt			300,000	0.30			1,800						1,800
Notes converted to common stock			7,045,274	7.05			32,073						32,080
Make whole shares issued on notes conversion			1,795,976	1.80			7,085						7,087
Common stock transferred by CEO for compensation							276						276
Reduction of registered capital										960			960
Common stock issued for private placement			5,555,556	5.56			14,607						14,613
Foreign currency translation adjustments											(369)	303	(66)

BALANCE, December 31, 2009	3,092,899	$3	51,618,595	$50	-	-	$95,589	$6,162	$(16,411)	$-	$8,336	$72,598	$166,329

Net loss attributable to controlling interest									(7,675)				(7,675)
Net loss attributable to noncontrolling interest												188	188
Distribution of dividend to noncontrolling shareholders												(3,934)	(3,934)
Noncontrolling interest acquired												(1,270)	(1,270)
Registered capital received from noncontrolling shareholders												1,182	1,182
Adjustment to special reserve								40				354	394
Common stock issued for compensation			733,300	0.73			2,201						2,202
Common stock issued for repayment of debt			928,163	0.93			2,403						2,404
Common stock transferred by CEO for compensation							276						276
Notes converted to common stock			1,208,791	1.21			3,544						3,545
Make whole shares issued on notes conversion			271,507	0.27			741						741
Common stock issued for accrued interest on notes			79,377	0.08			217						217
Treasury stock purchased			(316,760)	(0.32)	316,760	(871)							(871)
Foreign currency translation adjustments											4,376	1,799	6,175

BALANCE, December 31, 2010	3,092,899	$3	54,522,973	$55	316,760	(871)	$104,971	$6,202	$(24,086)	$-	$12,712	$70,917	$169,903

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009  AND 2008
(In thousands, except per share data)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to controlling interest	$(7,675)	$(25,244)	$(11,323)
Net income(loss) attributable to noncontrolling interest	188	21,563	(8,542)
Consolidated net loss	(7,487)	(3,681)	(19,865)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	41,153	33,107	22,414
Debt extinguishment	-	(7,331)	(7,169)
Bad debt allowance	326	(714)	704
Inventory written-off	1,061	(1,533)	2,204
Impairment of long-lived assets	1,747	-	-
Loss (gain) on disposal of equipment	9,977	1,213	(598)
Stock issued for services and compensation	2,479	2,063	2,723
Net income from compensation	(1,377)	-	-
Make whole shares interest expense on notes conversion	1,130	2,892	2,310
Amortization of deferred note issuance cost and discount on convertible notes	17	60	833
Change in fair value of derivative instrument	(15,055)	33,159	(12,821)
Income from investment	(9,333)	(4,730)	(1,896)
Deferred tax assets	(3,385)	4,403	(6,937)
Changes in operating assets and liabilities
Notes receivable	(18,498)	9,017	(33,064)
Accounts receivable	(8,353)	19,526	2,091
Accounts receivable - related parties	-	(19,604)	(18,275)
Other receivables	(3,210)	3,919	(2,426)
Other receivables - related parties	(42,088)	(49,637)	2,423
Inventories	(261,571)	(146,914)	29,220
Advances on inventory purchases	4,681	52,655	19,916
Advances on inventory purchases - related parties	13,782	(13,341)	7,814
Accounts payable	76,003	10,421	11,975
Accounts payable - related parties	43,071	55,445	44,725
Other payables and accrued liabilities	(1,527)	12,185	(8,828)
Other payables - related parties	30,618	(13,346)	(1,482)
Customer deposits	(24,994)	66,465	95,132
Customer deposits - related parties	23,943	(13,569)	(2,287)
Taxes payable	(18,199)	(27,332)	(22,443)
Net cash (used in) provided by operating activities	(165,089)	4,798	106,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired long term investment	(2,021)	(6,597)	-
Cash proceeds from disposal of long-term investment	8,137	4,912	2,782
Cash proceeds from investment in future contracts	1,424	-	-
Payments made for treasury stock acquired	(870)	-	-
Capital contributed by noncontrolling interest	1,184	-	-
Payments made to dividend distribution	(2,855)	-	-
Long-term other receivable	-	-	(4,788)
Deposits due to sales representatives	1,431	41,370	4,782
Cash proceeds from sales of equipment	1,828	7,231	598
Advance on equipment purchases	(7,106)	1,604	(8,029)
Equipments purchase and intangible assets	(89,916)	(112,194)	(194,644)
Net cash used in investing activities	(88,764)	(63,674)	(199,299)

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	741	(61,303)	(87,121)
Notes receivable - restricted	(234,342)	-	13,158
Dividend payable	-	(2,343)	(815)
Cash received on stock issuance	-	23,090	700
Borrowings on short term loans - bank	327,807	174,290	71,057
Payments on short term loans - bank	(199,905)	(93,212)	(103,641)
Borrowings on short term loan - others	152,517	159,296	87,207
Payments on short term loans - others	(174,913)	(126,650)	(53,031)
Borrowings on short term loan - related parties	162,734	4,398	7,222
Payments on short term loans - related parties	(11,850)	-	(7,693)
Borrowings on short term notes payable	905,124	636,136	335,870
Payments on short term notes payable	(693,633)	(587,598)	(200,416)
Net cash provided by financing activities	234,280	126,104	62,497

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,726	(5)	1,591

(DECREASE) INCREASE IN CASH	(16,847)	67,223	(28,818)

CASH, beginning of period	82,118	14,895	43,713

CASH, end of period	$65,271	$82,118	$14,895

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$2,404	$82,118	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Effective January 1, 2010, one of the Company’s subsidiaries, General Steel (China) Co. Ltd. changed its business model from a direct operations model to a lease operations model which will provide a steady revenue stream in the form of fixed monthly lease revenue.  See note 16 for details of the lease transaction.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”)	PRC	60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd	PRC	60.0%

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2010 and 2009 amounted to $263.1 million and $274.2 million, respectively. As of December 31, 2010, $1.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 28%, 29% and 34% of the Company’s total sales for the years ended December 31, 2010, 2009 and 2008 respectively. These five major customers accounted for 0%, 1% and 0% of total accounts receivable as of December 31, 2010, 2009 and 2008, respectively.

For years ended December 31, 2010, 2009 and 2008, the Company purchased approximately 48%, 42% and 30% of its raw materials from five major suppliers, respectively. These  five vendors accounted for 28%, 10% and 7% of total accounts payable as of December 31, 2010, 2009 and 2008, respectively, none of the five major suppliers individually accounted for more than 10% of total accounts payable.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Revenue recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The Company’s subsidiaries in China use the local currency, Renminbi (RMB), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $12.7 million and $8.3 million as of December 31, 2010 and 2009, respectively. The balance sheet amounts, with the exception of equity at December 31, 2010 and 2009 were translated at 6.59 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2010, 2009 and 2008 were 6.76 RMB, 6.82 RMB and 7.07 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

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
December 31, 2010

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

In December 2007, the Company issued convertible notes totaling $40 million (“Notes”) and 1,154,958 warrants. In December 2009, the Company issued 2,777,778 warrants in connection with a registered direct offering. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at fair value on each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liabilities are carried on the consolidated balance sheet at their fair value.

(in thousands)	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$5,573		$5,573

Except for the derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Level 3 Valuation Reconciliation:

Convertible Notes
(in thousands)
Balance, December 31, 2009	$1,050
Current period effective interest charges on notes	389
Current period payments made for principal and stated interest	(217)
Current period note converted carrying value	(1,222)
Balance, December 31, 2010	$-

Cash

Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to its maturity period of six months or less, thus restricted cash is classified as a current asset.

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

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $49.1 million and $29.2 million outstanding as of December 31, 2010 and 2009, respectively.

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks. As of December 31, 2010 and 2009, restricted notes receivable amounted to $240.3 million and $0, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $30.8 million and $31.4 million as of December 31, 2010 and 2009, respectively.

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had written-off $1.1 million inventory cost as of December 31, 2010.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2010, 2009 and 2008 amounted to $9.5 million, $6.8 million and $4.9 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2010, the Company impaired long lived assets in the amount of $1.7 million.

Intangible assets

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.6 million. These land use rights are for 50 years and expire in 2050 and 2053. Management elected to amortize the land use rights over the ten-year business term because its initial business license had a ten-year term. Although General Steel (China) became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years, the Company decided to continue amortizing the land use rights over the original ten-year business term.

Long Steel Group contributed land use rights for a total amount of $22.5 million to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.3 million for 50 years that expire in 2054.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,599	2050 & 2053
Longmen Joint Venture	$22,546	2048 & 2052
Maoming Hengda	$2,317	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2010, the Company expects these assets to be fully recoverable.

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
December 31, 2010

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing Metallurgy”) invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$4,779	22.0
Shaanxi Xinglong Thermoelectric Co., Ltd	2004 - 2007	8,534	20.7
Huashan Metallurgical Equipment Co., Ltd.	2003	2,907	25.0
Shaanxi Longgang Group Xian Steel Co., Ltd	2005	-	10.0
Xian Delong Powder Engineering Materials Co., Ltd.	2006	1,236	27.0
Total		$17,456

Total investment income in unconsolidated subsidiaries amounted to $7.9 million and $4.7 million for the years ended December 31, 2010 and 2009, respectively.

On May 2010, Tongxing Metallurgy disposed its long-term investment in Shaanxi Longmen Coal Chemical Industry Co., Ltd to an unrelated party for consideration of $8.1 million (RMB 55 million). Tongxing Metallurgy realized a $1.5 million gain on disposal for the year ended December 31, 2010.

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

Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2010 and 2009, customer deposits amounted to $248.3 million and $212.6 million, including deposits paid to relate parties amounted to $60.8 million and $3.8 million, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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
December 31, 2010

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

Recently issued accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

In April 2010, the FASB issued ASU 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU 2010-13 to have a significant impact on its consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” This update amends codification topic 310 on receivables to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. This guidance is being phased in, with the new disclosure requirements for period end balances effective as of December 31, 2010, and the new disclosure requirements for activity during the reporting period are effective March 31, 2011. The troubled debt restructuring disclosures in this ASU have been delayed by ASU 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which was issued in January 2011.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on its future business combinations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 3 – Accounts receivable, net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2010	December 31,2009
	(in thousands)	(in thousands)
Accounts receivable	$17,887	$9,015
Less: allowance for doubtful accounts	(296)	(490)
Net accounts receivable	$17,591	$8,525

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Movement of allowance for doubtful accounts is as follows:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Beginning balance	$490	$401
Charge to expense	174	246
Less Write-off	(386)	(157)
Exchange rate effect	18	-
Ending balance	$296	$490

Note 4 – Inventories

Inventories consist of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Supplies	$13,733	$12,235
Raw materials	381,178	134,874
Finished goods	80,968	60,978
Total inventories	$475,879	$208,087

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

Note 5 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Buildings and improvements	$116,294	$117,625
Machinery	502,958	467,595
Transportation and other equipment	13,253	12,824
Construction in progress	65,749	31,715
Subtotal	698,254	629,759
Less accumulated depreciation	(95,642)	(74,648)
Total	$602,612	$555,111

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Construction in progress consisted of the following as of December 31, 2010:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
Employee cafeteria	$4,527	July 2011	1,070
3# lime stone grinding machine	2,572	In trial production	-
Rebar production line	51,969	June 2011	3,078
Transformation of slag processing	1,392	September, 2011	7,892
Grand handling for new material yard	1,088	May 2011	85
Other	4,201	By the end of 2011	3,669
Total	65,749		15,794

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company determined that the construction in progress in Maoming Hengda was impaired as of June 30, 2010. For the year ended December 31, 2010, $1.7 million construction-in-progress has been written off and included in operating expense.

Depreciation, including amounts in cost of goods sold, for the years ended December 31, 2010, 2009 and 2008 amounted to $40.1 million, $32.1 and $21.5 million, respectively.

The Company has fixed assets to be disposed amounting to $0 million and $3.0 million as of December 31, 2010 and 2009, respectively.

Note 6 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Land use rights	$28,462	$27,519
Software	660	424
Subtotal	29,122	27,943

Accumulated amortization – land use right	(5,316)	(4,143)
Accumulated amortization – software	(134)	(67)
Subtotal	(5,450)	(4,210)
Intangible assets, net	$23,672	$23,733

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The gross amount of the intangible assets amounted to $29.1 million and $27.9 million as of December 31, 2010 and 2009, respectively. The remaining weighted average amortization period is 32.0 years.

Total amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to $1.1 million, $1.0 million and $0.9 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years ended	Estimated Amortization Expense	Gross carrying Amount
	(in thousands)	(in thousands)
December 31, 2011	$1,070	$22,602
December 31, 2012	976	21,626
December 31, 2013	950	20,677
December 31, 2014	946	19,730
December 31, 2015	946	18,784
Thereafter	18,784	-
Total	$23,672

Note 7 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash. Restricted cash as a guarantee for the notes payable amounted to $167.7 million and $192.0 million as of December 31, 2010 and 2009, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $159.3 million as of December 31, 2010.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The Company had the following short-term notes payable:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
General Steel (China): Notes payable from banks in China, due various dates from January to May 2011. Restricted cash required of $11.7 million and $4.0 million as of December 31, 2010 and 2009, respectively; guaranteed by third parties.	$21,541	$7,628
Longmen Joint Venture: Notes payable from banks in China, due various dates from January to June 2011. $150.7 million restricted cash and $159.3 million notes receivable are secured for notes payable as of December 31, 2010, and comparatively $162.3 million restricted cash secured as of December 31, 2009, respectively; some notes are further guaranteed by third parties while others are secured by equipments and land use rights.	447,992	216,173
Bao Tou: Notes payable from banks in China, due date in April 2011, restricted cash of $5.3 million and $5.1 million as of December 31, 2010 and 2009, respectively; pledged by buildings.	10,619	10,269
Maoming Hengda: Notes payable from banks in China, restricted cash of $0 and $20.6 million as of December 31, 2010 and 2009, respectively.	-	20,538
Total short-term notes payable	$480,152	$254,608

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties, normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed.

Short term loans due to banks, related parties and other parties consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
General Steel (China): Loan from banks in China, due various dates from March 2011 to October 2011. Weighted average interest rate 6.0% per annum; some are guaranteed by third parties while others are secured by equipment and inventory.	$24,220	$25,476
Longmen Joint Venture: Loan from banks in China, due various dates from February to November 2011. Weighted average interest rate 6.0% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory.	260,978	123,492
Total short-term loans - bank	$285,198	$148,968

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to June 2011, and weighted average interest rates 6.0% per annum.	$75,380	$91,106
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	14,385	19,252
Total short-term loans – others	$89,765	$110,358

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Iron nad Steel Group (“Shaanxi Steel Group”), due on July 2011, and interest rates 5.6% per annum.	$114,468	$-
Longmen Joint Venture: Loans from one subsidiary of Long Steel Group, due in May 2010, and interest rates 8.4% per annum.	-	4,401
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due in 2010. Annual interest rate of 5.0%.	-	7,350
Total short-term loans - related parties	$114,468	$11,751

The Company had various loans from unrelated companies. The balances amounted to $89.8 million and $110.4 million as of December 31, 2010 and 2009, respectively. Of the $89.8 million, $14.4 million loans carry no interest and the remaining $75.4 million are subject to interest rates ranging from 5.6% to 6.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expenses, excluding capitalized interest, amounted to $18.8 million, $24.7 million and $12.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Capitalized interest amounted to $2.1 million, $13.1 million and $10.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 8 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $52.1 million and $49.5 million in deposits due to sales representatives as of December 31, 2010 and 2009, respectively.

Note 9 – Convertible notes and derivative liabilities

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

The fair value of conversion option and the warrants were initially calculated using the Cox Rubenstein Binomial model based on the following variables:

Expected volatility adjusted to 125%
Expected dividend yield of 0%
Risk-free interest rate of 1.27%

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Expected lives of five years
Market price at issuance date of $10.43
Strike price of $12.47 and $13.51, for the conversion option and the warrants

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

Note conversion

On August 5, 2010, the $3.3 million Notes were converted to 1,208,791 shares of common stocks. Pursuant to accounting principles generally accepted in the United States, the Company valued the conversion option on the note conversion date. A total of $3.5 million of the carrying value and derivative liability had been reclassified into equity. In connection with such conversion, the Company incurred the make-whole interest expense of $0.7 million and accrued interest of $0.2 million for the year ended December 31, 2010. All accrued interest and make-whole interest were settled with 350,884 shares of common stocks.

$30.0 million of the Notes was converted to 7,045,274 shares of common stock at a conversion price of $4.2511 in 2009. A total of $32.1 million of the carrying value and derivative liability had been reclassified into equity. According to the convertible note agreement, the Company incurred the make-whole interest expense of $8.8 million for the year ended December 31, 2009.

The carrying value of the Notes was $0 million and $1.1 million as of December 31, 2010 and 2009, respectively. The effective interest charges on the Notes totaled $0.4 million, $2.3 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note issuance cost was amortized to interest expense for the years ended December 31, 2010, 2009 and 2008 amounted to $0.02 million, $0.06 million and $0.05 million, respectively. A total of $0.4 million deferred fees remaining unamortized at the date of conversion are transferred (charged) to equity (debited to additional paid-in capital).

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Reset of warrants exercise price

On December 24, 2009, the holders of the existing warrants to purchase 1,154,958 shares of the Company’s common stock entered into warrant reset agreements whereby the exercise price was reset from $13.51 to $5.00 per share and the number of shares of common stock issuable upon exercise of warrants was increased by 2.3775 times from 1,154,958 to 3,900,871. The Company booked $10.1 million derivative loss in 2009 for this reset accordingly.

As of December 31 2009, the balance of derivative liabilities, including 2009 issued warrants (see Note 17), was $23.3 million, which consisted of $20.8 million for the warrants and $2.5 million for the conversion option. As of December 31, 2010, the balance of derivative liabilities was $5.6 million.

Note 10 – Supplemental disclosure of cash flow information

Interest paid amounted to $20.9 million, $14.5 million and $12.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company paid income tax amounted to $1.8 million, $3.0 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Effective interest charge on the Notes of $0.4 million was capitalized into construction in progress for the year ended December 31, 2010.

Note 11 – Compensation for services provided

From 2009 to 2010, Longmen Joint Venture worked with Shaanxi Steel Group to build two new blast furnaces systems. During the period of construction, Longmen Joint Venture provided labor and technology assistance while dismantled certain small production systems to accommodate the new production systems. Longmen Joint Venture paid certain cost and fees on behalf of Shaanxi Steel Group and incurred loss resulting from lower production efficiency caused by the interruption of construction and trial production.  On December 22, 2010, Shaanxi Steel Group agreed to reimburse $25.0 million (RMB169.0 million) for the fees and cost and $27.1 (RMB183.1 million) for the loss of lower productive efficiency incurred by Longmen Joint Venture through September 30, 2010.

The detail cost and fee incurred on behalf of Shaanxi Steel Group were following:

Loss on disposal of equipment systems	$11,466
Trial production cost through September 30, 2010	2,423
Salary and benefit of employees	3,471
Materials consumed and shipping expense	4,150
Relocation fee paid on behalf of Shaanxi Steel Group	1,746
Land rental fee	836
Others	40
Total cost and fee incurred	$24,132

Total compensation for fees incurred	$25,008
Net compensation for services	$876

Compensation for loss of lower productive efficiency	$27,092

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The Company offset the $25.0 million reimbursement with related costs and expenses incurred and recorded net compensation for services of $876,000. The $27.1 million (RMB183.1 million) compensation for lowering of production efficiency was recorded as a reduction to cost of goods sold for the year ended December 31, 2010.

Longmen Joint Venture also recorded $6.3 million receivable for the trial production cost incurred by the two new blast furnaces in the fourth quarter of 2010. Management believes that the receivable will be reimbursed by Shaanxi Steel Group within next six months. The two blast furnace systems are currently in trial production stage and Longmen Joint Venture is in the process of negotiating with Shaanxi Steel Group to enter an agreement to operate the equipments.

Note 12 - Other income (expense)

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

Government grant

Due to an increasing emphasis the government puts on energy savings and pollution emission controls, the Shaanxi Province Development and Reform Commission provided incentives for local companies to eliminate outdated iron and steel production machineries and equipment. Longmen Joint Venture, received $4.3 million (RMB 29.2 million) in government grants as compensation for the loss of dismantling two blast furnaces in 2009. The Company wrote off the residual book value of the furnaces dismantled totaling $0.9 million (RMB 5.8 million), and recorded gain on compensation of $3.4 million for the year ended December 31, 2009.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Realized income from future contracts

On May 2010, the Company entered a future brokerage contract with one unrelated party and engaged speculative investment to hedge price fluctuations of steel rebar. For the year ended December 31, 2010, the Company realized $1.4 million gain on investment of future contracts. There was no cash deposit held in the brokerage account and no trading financial assets held as of December 31, 2010.

Note 13 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Current	$1,267	$2,155	$1,424
Deferred	(3,377)	3,998	(6,835)
Total provision (benefit) for income taxes	$(2,110)	$6,153	$(5,411)

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Beginning balance	$3,341	$7,487
Net operating loss carry forward (tax assets realized) for subsidiaries	2,343	(864)
Effective tax rate	25%	25%
Deferred tax asset	$586	$(216)
Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	20,539	(26,193)
Effective tax rate	15%	15%
Deferred tax asset	$3,081	$(3,929)
Exchange difference	(82)	(1)
Totals	$6,925	$3,341

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2010, 2009 and 2008 are $(1.6) million, $3.1 million and $(3.3) million, respectively. The net effect on income per share if the income tax had been applied would increase loss per share by $0.03 and $0.09 for the year ended December 31, 2010 and 2008, and decrease loss per share by $0.07 for the years ended December 31, 2009.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Under the Income Tax Laws of the PRC, the Company’s subsidiary, General Steel (China), is generally subject to an income tax at an effective rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years. General Steel (China) became a Chinese Sino-foreign joint venture at the time of the merger on October 14, 2004 and it became eligible for the tax benefit. General Steel (China) is located in Tianjin Costal Economic Development Zone and under the Income Tax Laws of Tianjin City of the PRC; it is eligible for an income tax rate of 25% and 12% for the periods ended December 31, 2010 and 2009, respectively.

The Company’s subsidiary, Longmen Joint Venture, is located in the mid-west region of China. It qualifies for the “Go-West” tax rebate of 15% tax rate promulgated by the government; therefore, income tax is at 15% deducted rate till December 31, 2010.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia province, Maoming Hengda is located in Guangdong province and Tianwu Joint Venture is located in Tianjin Port Free Trade Zone. The three subsidiaries are subject to an effective income tax rate at 25%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008

U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	6.3%	(1.8)%	(4.3%)
Effect of different tax rate of subsidiaries operating in other jurisdictions	(16.7)%	(4.9)%	(12.0)%
Total provision for income taxes	14.6%	18.3%	8.7%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the years ended December 31, 2010, 2009 and 2008.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

 The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $6.4 million as of December 31, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2010, 2009 and 2008. The net operating loss carry forwards for United States income taxes amounted to $1.8 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2030. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2010 was $0.6 million. The net change in the valuation allowance for the year ended December 31, 2010 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

 Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2010 and 2009, the Company had $37.3 million and $19.5 million value added tax credit which were available to offset the future VAT payable, respectively.

VAT on sales and VAT on purchases amounted to $515.1 million and $482.44 million, respectively, for the year ended December 31, 2010, $435.1 million and $409.8 million, respectively, for the year ended December 31, 2009, $341.5 million and $308.5 million, respectively, for the year ended December 31, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
VAT taxes payable	$-	$3,861
Income taxes payable	840	1,633
Misc taxes	1,476	1,427
Totals	$2,316	$6,921

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 14 – Earnings per share

The calculation of earnings per share is as follows:

(in thousands except per share data)	2010	2009	2008
Loss attributable to holders of common shares	$(7,675)	$(25,244)	$(11,323)
Basic and diluted weighted average number of common shares outstanding	53,113,177	41,860,238	35,381,210
Loss per share
Basic & diluted	$(0.14)	$(0.60)	$(0.32)

There is no dilutive effect for its earnings per share as the Company incurred net loss for the years ended December 31, 2010, and 2009.

Note 15 – Related party transactions and balances

Related party transactions

On March 31, 2010, General Steel (China), a subsidiary in which the Company holds a controlling interest, entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) will lease its facility located at No. 1, Tonga Street, Daqizhuang Town, Junghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, lands, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.68 million). The lessee partially owned by a related party Beijing Wendlar Co., Ltd, and is managed by the former general manager of General Steel (China). For the year ended December 31, 2010, General Steel (China) realized rental income in the amount of $3.0 million from the Lessee.

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended December 31,	Amount
(in thousands)
2011	$2,982
Thereafter	-
Total	$2,982

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The following chart summarized sales to the related party transactions for the years ended December 31, 2010 and 2009.

Name of related parties	Relationship	December 31, 2010	December 31 2009
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“Long Steel Group”)	Noncontrolling shareholder of Longmen Joint Venture	$353,213	$342,796
Tianjin Hengying Trading Co., Ltd	Common control under CEO	46,389	26,398
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	43,778	18,279
Hancheng Haiyan Coking	Investee of Long Steel Group	38,786	49,816
Shaanxi Steel Group	Majority shareholder of Long Steel Group	1,152	112
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,503	6,923
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,385	0
Maoming Shengze Trade Co., Ltd.		-	19,002
Others		183	2412
Total		$497,389	$465,738

 The following charts summarize purchases from the related party transactions for the years ended December 31, 2010 and 2009.

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	553,752	382,948
Hengying and Dazhan	Common control under CEO	-	45,296
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	8,489	17,099
Hancheng Haiyan Coking	Investee of Long Steel Group	234,479	148,091
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,984	32,346
Others		1,019	1,259
Total		$799,723	$627,039

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Related party balances

a.	Other receivables - related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$993	$19,226
Shaanxi Steel Group	Majority shareholder of Long Steel Group	8,899	-
Mao Ming Sheng Zhe	Common control under CEO	6,141	3,021
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	1,078	-
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	-	10,268
Others		317	155
Total		$17,428	$32,670

b.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Tianjin General Qiugang Pipe	Common control under CEO	$6,187	$-
Others		-	2,995
Total		$6,187	$2,995

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

c.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$17,264	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	2,309	6,047
Tianjin General Qiugang Pipe	Common control under CEO	-	4,800
Hancheng Haiyan Coking	Investee of Long Steel Group	25,708	-
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	880	960
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,579	1,360
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	28,329	15,310
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,101	1,315
Others		115	1,103
Total		$77,285	$48,151

d.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Shaanxi Steel & Iron Company	Majority shareholder of Long Steel Group	114,468
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	-	3,946
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404
Shaanxi Shenganda Trading Co., Ltd	Common control under Long Steel Group	-	4,401
Total		$114,468	$11,751

e.	Other payables - related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$10,168	$2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,350	587
Tianjin General Qiugang Pipe	Common control under CEO	4,547	-
Wenchun Han	Director of General Steel (China)	2,124	2,054
Others		25	-
Total		$18,214	$5,760

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

f	Customer deposit – related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$-	$1,544
Hancheng Haiyan Coking	Investee of Long Steel Group	5,568	1,316
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	53,512	-
Beijing Shenhua Xinyuan	Common control under CEO	1,299	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	728
Others		381	203
Total		$60,760	$3,791

The Company also guaranteed bank loans of related parties amounting to $3.0 million as of December 31, 2010.

Note 16 - Equity

2009 Equity Transactions

The Company granted senior management and directors 596,650 shares of common as compensation in 2009. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $1.9 million for the year ended December 31, 2009.

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
December 31, 2010

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

The 2009 Warrants were valued at $8.5 million when they were issued on December 24, 2009. At December 31, 2010 and 2009, the estimated fair value of the warrants was $2.0 million and $8.1 million, resulting in a gain of $6.1 million and $0.4 million, respectively. The gain was recorded in the Company’s consolidated statement of operations and other comprehensive income (loss).

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

2010 Equity Transactions

The Company granted senior management and directors 733,300 shares of common stock as compensation in 2010. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $2.2 million for the year ended December 31, 2010.

On June 7, 2010, the Company issued 928,163 shares of common stock to one of Maoming Hengda’s creditor to settle the other short-term loans.

On August 4, 2010, $3.3 million of the Notes was converted to 1,208,791 shares of common stock. According to the Notes agreement, the Company incurred the make whole interest expense of $0.7 million and accrued interest expense of $0.2 million, 350,885 shares of common stock were issued. See Note 11 for details.

On December 21, 2010, the Company’s Board of Directors has authorized to repurchase up to an aggregate of one million (1,000,000) shares of its common stock as part of a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws. As of December 31, 2010, the Company has repurchased 316,760 shares with $ 0.9 million cost.

The Company has the following warrants outstanding:

Outstanding as of January 1, 2009	1,154,958
Granted	5,523,691
Forfeited	-
Exercised	-
Outstanding As of December 31, 2009	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding As of December 31, 2010	6,678,649

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5.00	6,678,649	2.0	$5.00	6,678,649	2.0

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Note 17 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the factory located, which is higher. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by local Social Security bureau and renewed annually. Total pension expense incurred by the Company amounted to $5.1million, $3.8 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 18 – Statutory reserves

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

Note 19 – Commitment and contingencies

Commitments

Baotou Steel Pipe Joint Venture has a 5 years rental agreement with Bao Gang Jianan for buildings. The agreement began on June 2007 for $0.3 million (or RMB1.8 million) per year.

As of December 31, 2010, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended,	Amount
(in thousands)
December 31, 2011	$273
December 31, 2012	137
Total	$410

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Total rental expense amounted to $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively,

Longmen Joint Venture has $13.9 million contractual obligations in its construction project as of December 31 2010.

The Company entered an agreement to build a TRT Electricity Generator (“TRT”) inside Longmen Joint Venture’s production plant. The Company makes payments for the cost via scheduled payments after the TRT was put into use in April 2009. The future payment schedule associated with the arrangement is as follow:

Years ended,	Amount
(in thousands)
December 31, 2011	$1,428
Thereafter	-
Total	$1,428

Contingencies

As of December 31, 2010, Longmen Joint Venture guaranteed bank loans for related parties and third parties bank loans, including line of credit and others, amounting to $60.5 million.

Nature of guarantee	Guarantee amount	Guaranty period
	(In thousands)
Line of credit	11,608	Various from March 2011 to January 2012
Bank loans	7,585	Various from March 2011 to May 2011
Notes payable	18,238	Various from June 2011 to September 2012
Confirming storage	19,089	Various from April 2011 to December 2011
Financing by the rights of goods delivery in future	3,946	Various from March 2011 to July 2011
Total	$60,466

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote.

Note 20 – Segments

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

 The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net sales from external customers by main product lines are as follows:

	For the years ended
Products (in thousands)	2010	2009	2008
Re-bar	$1,866,423	$1,534,696	$1,182,433
Hot-Rolled Sheets	8,385	58,833	132,458
High Speed Wire	1,100	62,487	23,280
Spiral-Welded Steel Pipe	12,315	12,430	13,032
Iron Powder	5,349	-	-
Total sales revenue	$1,893,572	$1,668,446	$1,351,203

Note 21 – Subsequent events

On January 31, 2011, General Steel Holdings, Inc. (the “Company”) issued a press release announcing that it will test run two newly constructed 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine at its Shaanxi Longmen Iron and Steel Co., Ltd. facilities, a joint venture with Shaanxi Longmen Iron & Steel Group Co., Ltd.  The Company will have the opportunity to sell and collect revenue from the crude steel produced during the test run of the new equipment.

The construction of the new equipment was funded by Shaanxi Steel Group. The Company is currently in negotiations with Shaanxi Steel Group to enter into an agreement to operate the new equipment. During this test run period, the Company will be able to use the equipment to produce and deliver products to its customers. It is anticipated that this test run period will continue until a lease agreement between Shaanxi Group and the Company is finalized.

See report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2010.  Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our internal control over financial reporting includes those policies and procedures that:

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
Management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on management’s evaluation and the criteria set forth in the COSO Report, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

c)	Changes in Internal Control over Financial Reporting

There has not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Steel Holdings Inc. and Subsidiaries

We have audited General Steel Holdings Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operation and other comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows of the Company and our report dated March 16, 2011 expressed unqualified opinion.

/s/ Frazer Frost, LLP
Brea, California

March 16, 2011

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K and as set forth herein, the information that is required by this Item is incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct and Corporate Governance Guidelines which provide information to guide employees so that their business conduct is consistent with our ethical standards and improve the understanding of our ethical standards among customers, suppliers and others outside the Company.  Our Code of Ethics and Business Conduct and Corporate Governance Guidelines are available on our website at www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 31, 2010, the Audit Committee of our Company’s Board of Directors approved the engagement of PricewaterhouseCoopers Zhong Tian CPAs Limited Company (“PwC”) as our Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2011.  During the two most recent fiscal years and the interim periods preceding the engagement, our Company has not consulted PwC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our Company’s financial statements, and either a written report was provided to our Company or oral advice was provided that PwC concluded was an important factor considered by our Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

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

Other than as set forth herein, the information required by this Item is incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets—December 31, 2010 and 2009

•	Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009, and 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant (included as Exhibit 4.1 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.1
Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and Hudson Bay Fund, LP (included as Exhibit 10.3 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.2
Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and the holders of the December 2007 Warrants (not including Hudson Bay Fund, LP) (included as Exhibit 10.4 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.3	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.4	Service Agreement, dated February 25, 2009, by and between General Steel Holdings, Inc. and James Hu thereto (included as Exhibit 10.1 to the February 27, 2009 and incorporated herein by reference).

10.5
Form of Securities Purchase Agreement, dated as of December 24, 2009, by and between General Steel Holdings, Inc. and each purchaser signatory thereto (included as Exhibit 10.1 to Form 8-K filed with the Commission on December 24, 2009 and incorporated herein by reference).

10.6	Form of Voting Agreement (included as Exhibit 10.2 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.7
Amendment to the Securities Purchase Agreement dated October 5, 2009 to the Securities Purchase Agreement, December 13, 2007 by and among General Steel Holdings, Inc. and the Buyers set forth therein (filed herewith).

10.8
Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on April 6, 2010 and incorporated herein by reference).

10.9
Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin EnergeryEmerge Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.10
Debt Repayment Agreement, dated June 7, 2010, by and between General Steel Holdings, Inc., Maoming Hengda Group Ltd., Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference).

16.1	Letter of Frazer Frost, LLP to the Commission dated January 4, 2011 (included as Exhibit 16.1 to the Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference).

21	Subsidiaries of the registrant.

23	Consent of Frazer Frost, LLP (filed herewith).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	March 16, 2011
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	March 16, 2011
CHEN, John	(Principal Accounting and Financial Officer)

/s/ Xiao Zeng Xu	Director	March 16, 2011
XU, Xiao Zeng

/s/ Si Yong Tao	Independent Director	March 16, 2011
TAO, Si Yong

/s/ Angela He	Independent Director	March 16, 2011
HE, Angela

/s/ Zhong Kui Cao	Independent Director	March 16, 2011
CAO, Zhong Kui

/s/ Chris Wang	Independent Director	March 16, 2011
WANG, Chris

/s/ James Hu	Independent Director	March 16, 2011
HU, James

/s/ Quinghai Du	Independent Director	March 16, 2011
DU, Quinghai