Form 10-Q
period 2011-03-31
GENERAL STEEL HOLDINGS INC
filed 2011-05-10
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-33717

General Steel Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	41-2079252
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 2315, Kuntai International Mansion Building,
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

As of May 9, 2011, 55,080,467 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$89,310	$65,271
Restricted cash	202,976	197,797
Notes receivable	117,804	49,147
Restricted notes receivable	322,814	240,298
Accounts receivable, net	24,947	17,591
Other receivables, net	8,853	11,150
Other receivables - related parties	35,255	17,428
Inventories	521,066	475,879
Advances on inventory purchase	32,129	24,577
Advances on inventory purchase - related parties	9,353	6,187
Prepaid expense	3,237	5,018
Prepaid value added tax	21,214	37,323
Deferred tax assets	6,304	6,925
TOTAL CURRENT ASSETS	1,395,262	1,154,591

PLANT AND EQUIPMENT, net	607,195	602,612

OTHER ASSETS:
Advances on equipment purchase	15,137	14,898
Investment in unconsolidated subsidiaries	19,172	17,456
Long-term deferred expense	1,377	1,439
Intangible assets, net of accumulated amortization	23,729	23,672
TOTAL OTHER ASSETS	59,415	57,465

TOTAL ASSETS	$2,061,872	$1,814,668

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$556,812	$480,152
Accounts payable	269,719	241,367
Accounts payable - related parties	115,010	77,285
Short term loans - bank	311,020	285,198
Short term loans - others	81,502	89,765
Short term loans - related parties	114,845	114,468
Other payables and accrued liabilities	38,459	30,093
Other payable - related parties	3,502	18,214
Customer deposit	291,481	187,495
Customer deposit - related parties	67,029	60,760
Deposit due to sales representatives	28,416	52,079
Taxes payable	4,932	2,316
TOTAL CURRENT LIABILITIES	1,882,727	1,639,192

DERIVATIVE LIABILITIES	2,022	5,573

TOTAL LIABILITIES	1,884,749	1,644,765

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2011 and December 31, 2010	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 55,080,467 and 54,839,733 issued, 54,366,807 and 54,522,973 outstanding as of March 31, 2011 and December 31, 2010, respectively	55	55
Treasury stock, $0.001 par value, 713,660 and 316,760 shares as of March 31, 2011 and December 31, 2010, respectively.	(1,998)	(871)
Paid-in-capital	105,619	104,971
Statutory reserves	6,246	6,202
Accumulated deficits	(21,482)	(24,086)
Accumulated other comprehensive income	14,295	12,712
TOTAL SHAREHOLDER'S EQUITY	102,738	98,986

NONCONTROLLING INTERESTS	74,385	70,917

TOTAL EQUITY	177,123	169,903

TOTAL LIABILITIES AND EQUITY	$2,061,872	$1,814,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(In thousands, except per share data)

	2011	2010
SALES	$501,479	$317,628

SALES - RELATED PARTIES	208,985	135,395
TOTAL SALES	710,464	453,023

COST OF GOODS SOLD	481,487	317,576

COST OF GOODS SOLD - RELATED PARTIES	200,653	129,714
TOTAL COST OF GOODS SOLD	682,140	447,290

GROSS PROFIT	28,324	5,733

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,501	12,141

INCOME (LOSS) FROM OPERATIONS	13,823	(6,408)

OTHER INCOME (EXPENSE)
Interest income	1,063	1,120
Finance/interest expense	(14,119)	(10,963)
Change in fair value of derivative liabilities	3,552	3,939
Loss on disposal of fixed assets	(397)	-
Income from equity investments	1,655	1,682
Foreign currency transaction gain	619	-
Other non-operating income (expense), net	306	(4)
Total other expense, net	(7,321)	(4,226)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	6,502	(10,634)

PROVISION FOR INCOME TAXES
Current	750	621
Deferred	(77)	(2,588)
Total provision (benefit) for income taxes	673	(1,967)

NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	5,829	(8,667)

Less: Net income (loss) attributable to noncontrolling interest	3,225	(3,160)

NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	2,604	(5,507)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,583	(299)
Comprehensive income attributable to noncontrolling interest	243	165

COMPREHENSIVE INCOME (LOSS)	$4,430	$(5,641)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	54,839,733	51,652,843

EARNINGS (LOSS) PER SHARE
Basic & Diluted	$0.05	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	Value	capital	reserves	Unrestricted	income	interest	Totals

BALANCE, December 31, 2009	3,092,899	$3	51,618,595	$52	-	-	$95,589	$6,162	$(16,411)	$8,336	$72,598	$166,329

Net loss attributable to controlling interest									(5,507)			(5,507)
Net loss attributable to noncontrolling interest											(3,160)	(3,160)
Distribution of dividend to noncontrolling shareholders											(1,045)	(1,045)
Noncontrolling interest acquired											(1,270)	(1,270)
Common stock issued for compensation			237,100	0.24			927					927
Common stock transferred by CEO for compensation, $6.91							69					69
Foreign currency translation adjustments										(299)	165	(134)

BALANCE, March 31, 2010 (Unaudited)	3,092,899	3	51,855,695	52	-	-	96,585	6,162	(21,918)	8,037	67,288	156,209

Net loss attributable to controlling interest									(2,168)			(2,168)
Net loss attributable to noncontrolling interest											3,348	3,348
Distribution of dividend to noncontrolling shareholders											(2,889)	(2,889)
Noncontrolling interest acquired											-	-
Registered capital received from noncontrolling shareholders											1,182	1,182
Adjustment to special reserve								40			354	394
Common stock issued for compensation			496,200	0.50			1,274					1,275
Common stock issued for repayment of debt			928,163	0.93			2,403					2,404
Common stock transferred by CEO for compensation							207					207
Notes converted to common stock			1,208,791	1.21			3,544					3,545
Make whole shares issued on notes conversion			271,507	0.27			741					741
Common stock issued for accrued interest on notes			79,377	0.08			217					217
Treasury stock purchased			(316,760)	(0.32)	316,760	(871)						(871)
Foreign currency translation adjustments										4,675	1,634	6,309

BALANCE, December 31, 2010	3,092,899	$3	54,522,973	$55	316,760	$(871)	$104,971	$6,202	$(24,086)	$12,712	$70,917	$169,903

Net income attributable to controlling interest									2,604			2,604
Net income attributable to noncontrolling interest											3,225	3,225
Common stock issued for compensation			240,734	0.24			579					579
Common stock transferred by CEO for compensation							69					69
Treasury stock purchased			(396,900)	(0.40)	396,900	(1,127)						(1,127)
Adjustment to special reserve								44				44
Foreign currency translation adjustments										1,583	243	1,826
												-

BALANCE, March 31, 2011 (Unaudited)	3,092,899	$3	54,366,807	$55	713,660	$(1,998)	$105,619	$6,246	$(21,482)	$14,295	$74,385	$177,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to controlling interest	$2,604	$(5,507)
Net income (loss) attributable to noncontrolling interest	3,225	(3,160)
Consolidated net income (loss)	5,829	(8,667)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,922	9,586
Bad debt recovery (allowance)	5	(94)
Inventory written-off	1,947	-
Loss on disposal of equipment	397	-
Stock issued for services and compensation	647	996
Amortization of deferred note issuance cost and discount on convertible notes	-	68
Change in fair value of derivative instrument	(3,552)	(3,939)
Income from investment	(1,655)	(1,682)
Deferred tax assets	693	(2,484)
Changes in operating assets and liabilities
Notes receivable	(68,315)	4,760
Accounts receivable	(7,269)	(13,556)
Accounts receivable - related parties	-	(4,750)
Other receivables	3,686	256
Other receivables - related parties	(15,701)	(389)
Inventories	(43,694)	(36,689)
Advances on inventory purchases	(7,451)	(5,945)
Advances on inventory purchases - related parties	(3,137)	(44,257)
Accounts payable	27,484	1,556
Accounts payable - related parties	37,367	8,699
Other payables and accrued liabilities	8,246	(3,502)
Other payables - related parties	(14,732)	17,291
Customer deposits	103,096	14,521
Customer deposits - related parties	3,028	36,280
Taxes payable	18,791	9,978
Net cash provided by (used in) operating activities	54,632	(21,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made for treasury stock acquired	(1,128)	-
Dividend receivable	-	(1,554)
Deposits due to sales representatives	(23,771)	16,894
Cash proceeds from sales of equipment	328	-
Advance on equipment purchases	(190)	(4,664)
Equipments purchase and intangible assets	(10,912)	(6,816)
Net cash (used in) provided by investing activities	(35,673)	3,860

CASH FLOWS FINANCING ACTIVITIES:
Restricted cash	(4,516)	(34,660)
Notes receivable - restricted	(81,509)	(24,216)
Borrowings on short term loans - bank	85,312	95,015
Payments on short term loans - bank	(60,495)	(69,336)
Borrowings on short term loan - others	36,128	27,945
Payments on short term loans - others	(44,664)	(24,954)
Payments on short term loans - related parties	-	(11,747)
Borrowings on short term notes payable	243,985	251,725
Payments on short term notes payable	(169,105)	(182,369)
Net cash provided by financing activities	5,136	27,403

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(56)	(386)

INCREASE IN CASH	24,039	8,914

CASH, beginning of period	65,271	82,118

CASH, end of period	$89,310	$91,032

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$-	$82,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

Recent developments

On April 29, 2011, the Company and its subsidiary – Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”) have signed a 20-year unified management agreement with Shaanxi Coal and Chemical Industry Group Co., Ltd. ("Shaanxi Coal") and Shaanxi Iron and Steel Group (“Shaanxi Steel Group”). Under terms of the agreement, Longmen Joint Venture will provide daily management of operations and operate production equipment constructed by Shaanxi Steel Group at a facility owned by Longmen Joint Venture in Hancheng Shaanxi province, China. For the first two years under the agreement Longmen Joint Venture will receive 60% of the pre-tax profit on the sale of products manufactured at the Longmen Joint Venture facility, with the remaining 40% distributed to Shaanxi Steel Group. Profit distributed to Shaanxi Steel Group will be classified as an operating expense on the Company's consolidated statements of operations. See Note 21 for details.

Note 2 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture	PRC	60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd (“Tianwu Joint Venture”)	PRC	60.0%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in consolidation.

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K.

 Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, trial production cost for two blast furnaces owned by Shaanxi Steel Group and potential losses on uncollectible receivables. Actual results could differ from these estimates.

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

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2011 and December 31, 2010 amounted to $292.3 million and $263.1 million, respectively. As of March 31, 2011, $0.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 32.3% and 31.0% of the Company’s total sales for the three months ended March 31, 2011 and 2010 respectively, including one customer accounted for 16.9% and 9.0% of total sales for the three months ended March 31, 2011 and 2010. These five major customers accounted for 7.5% and 0% of total accounts receivable as of March 31, 2011 and 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

For the three months ended March 31, 2011 and 2010, the Company purchased approximately 60.3% and 47.5% of its raw materials from five major suppliers, respectively. Three out of the five major suppliers individually accounted for more than 10% of the total purchase for the three-month ended March 31, 2011, comparatively, two of the five major suppliers accounted for more than 10% of the total purchase for the three-month ended March 31, 2010.  These five vendors accounted for 39.2% and 9.0% of total accounts payable as of March 31, 2011 and 2010, respectively.

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

Translation adjustments included in accumulated other comprehensive income amounted to $14.3 million and $12.7 million as of March 31, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at March 31, 2011 and December 31, 2010 were translated at 6.57 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2011 and 2010 were 6.59 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

(in thousands)	Carrying Value as of March 31, 2011	Fair Value Measurements at March 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities (Unaudited)	$2,022		$2,022

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit requests for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $440.6 million and $289.4 million notes receivable outstanding as of March 31, 2011 and December 31, 2010, respectively.

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks. As of March 31, 2011 and December 31, 2010, restricted notes receivable amounted to $322.8 million and $240.3, respectively.

Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited as a guarantee that the Company will complete its purchases on a timely basis.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $41.5 million and $30.8 million as of March 31, 2011 and December 31, 2010, respectively.

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had written-off $1.9 million inventory cost for the three months ended March 31, 2011.

Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for the three months ended March 31, 2011 and 2010 amounted to $3.6 million and $2.1 million, respectively.

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
March 31, 2011
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

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2011, the Company expects these assets to be fully recoverable.

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
March 31, 2011
(Unaudited)

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing Metallurgy”) invested in several companies from 2004 to 2009.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	% owned
Shaanxi Daxigou Mining Co., Ltd	2004	$5,510	22.0
Shaanxi Xinglong Thermoelectric Co., Ltd	2004 - 2007	9,487	20.7
Huashan Metallurgical Equipment Co., Ltd.	2003	2,935	25.0
Shaanxi Longgang Group Xian Steel Co., Ltd	2005	-	10.0
Xian Delong Powder Engineering Materials Co., Ltd.	2006	1,240	27.0
Total (Unaudited)		$19,172

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

Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2011 and December 31, 2010, customer deposits amounted to $358.5 million and $248.3 million, including deposits paid to relate parties amounted to $67.0 million and $60.8 million, respectively.

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
March 31, 2011
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
March 31, 2011
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

Recently issued accounting pronouncements

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
March 31, 2011
(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 3 – Accounts receivable, net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2011	December 31,2010
	(in thousands) (Unaudited)	(in thousands)
Accounts receivable	$25,206	$17,887
Less: allowance for doubtful accounts	(259)	(296)
Net accounts receivable	$24,947	$17,591

Movement of allowance for doubtful accounts is as follows:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Beginning balance	$296	$490
Charge to expense	12	174
Less Write-off	(49)	(386)
Exchange rate effect	-	18
Ending balance	$259	$296

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 4 – Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Supplies	$17,181	$13,733
Raw materials	294,232	381,178
Finished goods	209,653	80,968
Total inventories	$521,066	$475,879

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs for purchasing are also included in the cost of inventory.

Note 5 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Buildings and improvements	$118,166	$116,294
Machinery	504,602	502,958
Transportation and other equipment	14,478	13,253
Construction in progress	74,623	65,749
Subtotal	711,869	698,254
Less accumulated depreciation	(104,674)	(95,642)
Total	$607,195	$602,612

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Construction in progress consisted of the following as of March 31, 2011:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
Employee cafeteria	$4,412	July 2011	845
Steel rebar & wire production line	53,041	June 2011	3,669
Transformation of slag processing	1,282	September, 2011	7,888
3# Tailings	1,629	August 2012	1,872
Sintering machine transformation	583	By the end of 2011	141
Others	13,676	By the end of 2012	4,033
Total (Unaudited)	74,623		18,448

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

Depreciation, including amounts in cost of goods sold, for the three months ended March 31, 2011 and 2010 amounted to $8.7 million and $9.3 million, respectively.

 Note 6 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Land use rights	$28,817	$28, 462
Software	609	660
Subtotal	29,426	29,122

Accumulated amortization	(5,697)	(5,450)
Intangible assets, net	$23,729	$23,672

The gross amount of the intangible assets amounted to $29.4 million and $29.1 million as of March 31, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 31.5 years.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Total amortization expense for the three months ended March 31, 2011 and 2010 amounted to $0.2 million and $0.3 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years ended	Estimated Amortization Expense	Gross carrying Amount
	(in thousands) (Unaudited)	(in thousands)
March 31, 2012	$912	$22,817
March 31, 2013	912	21,905
March 31, 2014	912	20,993
March 31, 2015	912	20,081
March 31, 2016	912	19,169
Thereafter	19,169	-
Total	$23,729

Note 7 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash. Restricted cash as a guarantee for the notes payable amounted to $175.9 million and $167.7 million as of March 31, 2011 and December 31, 2010, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $219.0 million and $159.3 million as of March 31, 2011 and December 31, 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

The Company had the following short-term notes payable:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
General Steel (China): Notes payable from banks in China, due various dates from April to August 2011. Restricted cash required of $17.8 million and $11.7 million as of March 31, 2011 and December 31, 2010, respectively; guaranteed by third parties.	$29,874	$21,541
Longmen Joint Venture: Notes payable from banks in China, due various dates from April to November 2011. $152.7 million restricted cash and $219.0 million notes receivable are secured for notes payable as of March 31, 2011, and comparatively $150.7 million restricted cash and $159.3 million notes receivable are secured for notes payable as of December 31, 2010, respectively; some notes are further guaranteed by third parties while others are secured by equipments and land use rights.	516,284	447,992
Bao Tou: Notes payable from banks in China, due date in April 2011, restricted cash of $5.3 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively; pledged by buildings.	10,654	10,619
Total short-term notes payable	$556,812	$480,152

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties, normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed.

Short term loans due to banks, related parties and other parties consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
General Steel (China): Loans from banks in China, due various dates from April 2011 to March 2012. Weighted average interest rate 6.1% per annum; some are guaranteed by third parties while others are secured by equipment and inventory.	$24,300	$24,220
Longmen Joint Venture: Loans from banks in China, due various dates from April 2011 to March 2012. Weighted average interest rate 5.4% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory.	287,341	260,978
Total short-term loans - bank	$311,641	$285,198

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from April 2011 to November 2012, and weighted average interest rates 6.2% per annum.	$70,910	$75,380
Maoming Hengda: Loans from one unrelated parties, due on demand, none interest bearing.	10,592	14,385
Total short-term loans – others	$81,502	$89,765

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on demand and interest rates 5.3% per annum.	$114,845	$114,468
Total short-term loans - related parties	$114,845	$114,468

The Company had various loans from unrelated companies amounted to $81.5 million and $89.8 million as of March 31, 2011 and December 31, 2010, respectively. Of the $81.5 million, $10.6 million loans carry no interest and the remaining $70.9 million are subject to interest rates ranging from 5.6% to 9.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expenses, excluding capitalized interest, amounted to $8.6 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively.

Capitalized interest amounted to $0.7 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.

Note 8 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $28.4 million and $52.1 million in deposits due to sales representatives as of March 31, 2011 and December 31, 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 9 – Derivative liabilities

The Company has 3,900,871 warrants outstanding as result of $40 million notes issued in 2007 and 2,777,778 warrants outstanding in connection with a registered direct offering in  2009. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at fair value on each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.

As of March 31, 2011 and December 31, 2010, derivative liabilities amounted to $2.0 million and 5.6 million, respectively.

The Company has the following warrants outstanding:

Outstanding As of December 31, 2010	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding As of March 31, 2011 (Unaudited)	6,678,649

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$5.00	6,678,649	1.8	$5.00	6,678,649	1.8

Note 10 – Supplemental disclosure of cash flow information

Interest paid amounted to $4.7 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively.

The Company paid income tax amounted to $0.4 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

Effective interest charge on the Notes of $0.2 million was capitalized into construction in progress for the three months ended March 31, 2010.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

The Company offset the $25.0 million reimbursement with related costs and expenses incurred and recorded net compensation for services of $0.9. The $27.1 million (RMB183.1 million) compensation for lowering of production efficiency was recorded as a reduction to cost of goods sold for the year ended December 31, 2010.

Longmen Joint Venture also recorded $ 23.2 million and $6.3 million receivable for the trial production cost incurred by the two new blast furnaces as of March 31, 2011 and December 31, 2010. According to the signed unified management agreement with Shaanxi Steel Group, Shaanxi Steel Group will make compensation on the trial production costs incurred the test run period by Longmen Joint Venture. Management believes that the receivable will be reimbursed by Shaanxi Steel Group within next six months. The two blast furnace systems were in trial production stage as of March 31, 2011 and expect to reach the regular production status on May 2011.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 12 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three months ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
(In thousands)	(Unaudited)
Current	$750	$621
Deferred	(77)	(2,588)
Total provision (benefit) for income taxes	$673	$(1,967)

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Beginning balance	$6,925	$3,341
(Tax assets realized) net operating loss carry forward for other subsidiaries	(1,128)	2,343
Effective tax rate	25%	25%
Deferred tax asset	$(282)	$586
Longmen Joint Venture and some subsidiaries, (tax asset realized) net operating loss carry-forward	(2,420)	20,539
Effective tax rate	15%	15%
Deferred tax asset	$(363)	$3,081
Exchange difference	24	(82)
Totals	$6,304	$6,925

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2011 and 2010 are $0.3 million and $(1.5) million, respectively. The net effect on income per share if the income tax had been applied would increase loss per share by $0.01 and $(0.04) for the three months ended March 31, 2011 and 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Under the Income Tax Laws of the PRC, General Steel (China), is subject to an income tax at an effective rate of 25%. Baotou Steel Pipe Joint Venture is located in Inner Mongolia province, Maoming Hengda is located in Guangdong province and Tianwu Joint Venture is located in Tianjin Port Free Trade Zone. The three subsidiaries are subject to an effective income tax rate at 25%.

Longmen Joint Venture is located in the Mid-West region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government. In 2010, the Chinese government announced that the “Go-West” tax initiative will extended for 10 years, and thus, the preferential tax rate of 15% will be in effect until 2020. This special tax treatment for Longmen Joint Venture will be evaluated on a year-to-year basis by the local tax bureau.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	(13.0)%	0.6%
Effect of different tax rate of subsidiaries operating in other jurisdictions	1.9%	(9.7)%
Total provision for income taxes	13.9%	16.0%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the three months ended March 31, 2011 and 2010.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $6.6 million as of March 31, 2011, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2011. The net operating loss carry forwards for United States income taxes amounted to $1.9 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2011 was $0.6 million. The net change in the valuation allowance for the three months ended March 31, 2011 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of March 31, 2011 and December 31, 2010, the Company had $21.2 million and $37.3 million value added tax credit which were available to offset the future VAT payable, respectively.

VAT on sales and VAT on purchases amounted to $214.5 million and $176.9 million, respectively, for the three months ended March 31, 2011, $117.5 million and $87.8 million, respectively, for the three months ended March 31, 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
VAT taxes payable	$2,423	$-
Income taxes payable	475	840
Misc taxes	2,034	1,476
Totals	$4,932	$2,316

Note 13 – Earnings per share

The calculation of earnings per share is as follows:

(in thousands except per share data)	March 31, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
Income attributable to holders of common shares	$2,604	$(5,507)
Basic and diluted weighted average number of common shares outstanding	54,839,733	51,652,843
Earnings (Loss) per share
Basic & diluted	$0.05	$(0.11)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

There is no dilutive effect for its earnings per share as the exercise price of warrants were higher than the stock market price during the period. There is no dilutive effect for its earnings per share for the three months ended March 31, 2011 and 2010.

Note 14 – Related party transactions and balances

Related party transactions

On March 31, 2010, General Steel (China), a subsidiary in which the Company holds a controlling interest, entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) will lease its facility located at No. 1, Tonga Street, Daqizhuang Town, Junghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, lands, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly revenue stream resulting from payments due thereunder. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.68 million). The lessee partially owned by a related party Beijing Wendlar Co., Ltd, and is managed by the former general manager of General Steel (China). For the three months ended March 31, 2011 and 2010, General Steel (China) realized rental income in the amount of $0.8 million and $0.7 million from the Lessee, respectively.

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended March 31,	Amount
(in thousands)
2012	$2,301
Thereafter	-
Total	$2,301

The following chart summarized sales to the related party transactions for the three months ended March 31, 2011 and 2010.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Name of related parties	Relationship	March 31,2011	March 31,2010
		(in thousands) (Unaudited)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“Long Steel Group”)	Noncontrolling shareholder of Longmen Joint Venture	$144,173	$104,453
Tianjin Hengying Trading Co., Ltd	Common control under CEO	25,486	9,850
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	20,261
Hancheng Haiyan Coking	Investee of Long Steel Group	11,393	10,325
General Qiugang steel tube Co, Ltd	Common control under CEO	7,150
Shaanxi Steel Group	Majority shareholder of Long Steel Group	521
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary		2,405
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	-	8,312
Others		1	50
Total		$208,985	$135,395

The following charts summarize purchases from the related party transactions for the three months ended March 31, 2011 and 2010.

Name of related parties	Relationship	March 31, 2011	March 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$194,361	$107,925
Hengying and Dazhan	Common control under CEO	-	4,827
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,689	3,472
Hancheng Haiyan Coking	Investee of Long Steel Group	100,036	52,058
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	1,011
Others		23	31
Total		$299,109	$169,324

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Related party balances

a.	Other receivables - related parties:
Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$993
Shaanxi Steel Group	Majority shareholder of Long Steel Group	27,109	8,899
Mao Ming Sheng Zhe	Common control under CEO	5,874	6,141
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	1,848	1,078
Tianjin Dazhan Industry Co, Ltd	Common control under CEO		-
Others		424	317
Total		$35,255	$17,428

b.	Advances on inventory purchases – related parties:
Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Tianjin General Qiugang Pipe	Common control under CEO	$9,353	$6,187
Total		$9,353	$6,187

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

c.	Accounts payable - related parties:
Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$13,332	$17,264
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	11,790	2,309
Hancheng Haiyan Coking	Noncontrolling shareholder of Long Steel Group	45,916	25,708
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	880
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,579
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	40,520	28,329
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	2,385	1,101
Others		1,067	115
Total		$115,010	$77,285

d.	Short-term loans - related parties:
Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Shaanxi Steel & Iron Company	Majority shareholder of Long Steel Group	$114,485	$114,468
Total		$114,845	$114,468

e.	Other payables – related parties
Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
		(Unaudited)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$-	$10,168
Yangpu Capital Automobile	Common control under CEO	1,355	1,350
Tianjin General Qiugang Pipe	Common control under CEO	-	4,547
Wenchun Han	Director of General Steel (China)	2,131	2,124
Others		16	25
Total		$3,502	$18,214

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

f.	Customer deposit – related parties:
Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$1,205	$-
Hancheng Haiyan Coking	Investee of Long Steel Group	-	5,568
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	64,521	53,512
Beijing Shenhua Xinyuan	Common control under CEO	1,303	1,299
Others		-	381
Total		$67,029	$60,760

The Company also guaranteed bank loans of related parties amounting to $23.0 million and $3.0 million as of March 31, 2011 and as of December 31, 2010, respectively.

Note 15 - Equity

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

2011 Equity Transactions

On March 31, 2011, the Company granted senior management and directors 240,734 shares of common stock at $2.4 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.6 million.

During the three months ended March 31, 2011, the Company has repurchased 396,900 shares with $1.1 million pursuant to the Share Repurchase Program. The Company had total 713,660 shares of treasury stock as of March 31, 2011.

Note 16 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All Joint Venture employees are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company is required to contribute 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the factory located, which is higher. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by local Social Security bureau and renewed annually. Total pension expense incurred by the Company amounted to $1.5 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

Note 17 – Statutory reserves

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
March 31, 2011
(Unaudited)

Note 18 – Commitment and contingencies

Commitments

Baotou Steel Pipe Joint Venture has a 5 years rental agreement with Bao Gang Jianan for buildings. The agreement began on June 2007 for $0.3 million (or RMB1.8 million) per year.

As of March 31, 2011, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ended,	Amount
(in thousands)
March 31, 2012	$274
March 31, 2013	68
Total	$342

Total rental expense amounted to $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively,

Longmen Joint Venture has $6.1 million contractual obligations in its construction project as of March 31 2011.

The Company entered an agreement to build a TRT Electricity Generator (“TRT”) inside Longmen Joint Venture’s production plant. The Company makes payments for the cost via scheduled payments after the TRT was put into use in April 2009. The future payment schedule associated with the arrangement is as follow:

Years ended March 31,	Amount
(in thousands)
2012	$573
Thereafter	-
Total	$573

Contingencies

As of March 31, 2011, Longmen Joint Venture guaranteed bank loans for related parties and third parties bank loans, including line of credit and others, amounting to $118.2 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Nature of guarantee	Guarantee amount	Guaranty period
(In thousands)	(Unaudited)

Line of credit	62,435	Various from May 2011 to September 2012
Bank loans	15,755	Various from May 2011 to August 2012
Notes payable	4,566	Various from May 2011 to August 2012
Confirming storage	34,568	Various from April 2011 to December 2011
Financing by the rights of goods delivery in future	913	April 2011
Total	$118,237

The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote.

Note 19 – Segments

The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations pursuant to ASC 280, Segment Report. The company has determined that it has four reportable segments according to its region divisions in PRC: Longmen Joint Venture in Shaanxi province, Maoming Hengda in Guangdong province, Baotou Steel Pipe Joint Venture in Inner Mongolia province and General Steel (China) & Tianwu Joint Venture in Tianjin City.

The segments are consistent with the way the company manages its business, each segment operating under separate management groups and producing discrete financial information. The accounting principles applied at the operating segment level in determining income from operations is generally the same as those applied at the consolidated financial statement level.

The following represents results of segment operations for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
Sales:	2011	2010
Longmen Joint Venture	$709,306	$434,826
Maoming Hengda	544	3,874
Baotou Steel Pipe Joint Venture	614	1,178
General Steel (China) & Tianwu Joint Venture	-	13,145
Consolidated sales (Unaudited)	$710,464	$453,023

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Gross profit	2011	2010
Longmen Joint Venture	$28,873	$6,013
Maoming Hengda	(422)	(317)
Baotou Steel	(127)	32
General Steel (China) & Tianwu Joint Venture	-	5
Consolidated gross profit (Unaudited)	$28,324	$5,733

Income from operations:	2011	2010
Longmen Joint Venture	$14,388	$(3,802)
Maoming Hengda	(892)	(597)
Baotou Steel	(421)	(317)
General Steel (China) & Tianwu Joint Venture	(458)	(239)
Reconciling item (1)	1,205	(1,455)
Consolidated income from operations (Unaudited)	$13,823	$(6,408)

Net income attributable to controlling interest	2011	2010
Longmen Joint Venture	$2,450	$(6,905)
Maoming Hengda	(1,121)	(246)
Baotou Steel	(239)	(553)
General Steel (China) & Tianwu Joint Venture	(828)	(281)
Reconciling item (1)	2,343	2,478
Consolidated net income attributable to controlling interest (Unaudited)	$2,604	$(5,507)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Depreciation and amortization:	2011	2010
Longmen Joint Venture	$7,503	$7,830
Maoming Hengda	590	929
Baotou Steel	60	72
General Steel (China) & Tianwu Joint Venture	769	755
Consolidated depreciation and amortization (Unaudited)	$8,922	$9,586

Interest expenses:	2011	2010
Longmen Joint Venture	$8,302	$3,710
General Steel (China) & Tianwu Joint Venture	321	346
Consolidated interest expenses (Unaudited)	$8,623	$4,056

Capital expenditures:	2011	2010
Longmen Joint Venture	$10,662	$6,705
Maoming Hengda	216	105
Baotou Steel	23	5
General Steel (China) & Tianwu Joint Venture	8	2
Reconciling item (1)	3	-
Consolidated captial expenditures (Unaudited)	$10,912	$6,816

(1)
Reconciling amounts refer to the unallocated expenses of the Company, General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months ended March 31, 2011 and 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 20 – Subsequent events

On April 29, 2011, the Company and its subsidiary, Longmen Joint Venture entered a 20-year unified management agreement with Shaanxi Coal and Shaanxi Steel Group. Pursuant to the agreement, Longmen Joint Venture will provide daily management of operations and operate production equipment constructed by Shaanxi Steel Group at a facility owned by Longmen Joint Venture in Hancheng Shaanxi province, China.

At its designed efficiency levels, the new equipment, including two new 1,280 cubic meter blast furnaces constructed by Shaanxi Steel Group, is expected to add three million tons crude steel production capacity per year. Up to now, General Steel has 4 million tons of crude steel annual production capacity, plus 3 million tons of crude steel annual production capacity jointly managed with Shaanxi Steel Group.

This agreement follows the completion of a two-year construction and installation process and four months of testing of Shaanxi Steel Group's equipment at the Longmen Joint Venture. The testing of the equipment was completed in April 2011, and the Company launched full-scale production in May 2011. On an initial basis, the equipment is expected to run at 85% of its capacity, with total output at the facility expected to be approximately six million metric tons of crude steel annual production per year. In addition, this agreement states that Shaanxi Steel Group has the responsibilities to make compensation for the losses of Longmen Joint Venture's assets, production caused by the construction of two new blast furnaces and the trial production cost incurred in the test run period.

For the first two years under the agreement Longmen Joint Venture will receive 60% of the pre-tax profit on the sale of products manufactured at the Longmen Joint Venture facility, with the remaining 40% distributed to Shaanxi Steel Group. Profit distributed to Shaanxi Steel Group will be classified as an operating expense on the Company's consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our," "us" and "the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report in Form 10-K for the fiscal year ended December 31, 2010.

Recent Developments and First Quarter Highlights

The first quarter of 2011 was highlighted by record sales revenue and continued gross margin expansion:

•	Sales revenue increased by 56.8% to $710.4 million, up from $453.0 million in first quarter of 2010.
•	Sales volume totaled 1.2 million metric tons, an increase of 20% compared to 1.0 million metric tons in first quarter of 2010.
•
Gross margin improved by 270 basis points, while gross profit increased to $28.3 million, an increase of $ 22.6 million compared to the first quarter of 2010, mainly due to the combined effect of the increases in sales volume, average selling price and production efficiencies.

•	Earnings Per Share continued to climb to $0.05, an increase of $0.16 from a loss of $(0.11) per share in the first quarter of 2010.
•
On April 29, 2011, we, along with our subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), entered into a 20-year Cooperation Agreement with Shaanxi Iron and Steel Group Co., Ltd (“Shaanxi Steel Group”) and its parent company Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”). Under the terms of the agreement, Longmen Joint Venture will provide daily management of operations of new equipment constructed by Shaanxi Steel Group.

•
In the above mentioned Cooperation Agreement, we also formed a strategic partnership with Shaanxi Coal, whereby Shaanxi Coal will provide raw materials at favorable pricing and financial support to our operation.

•
As of May 9, 2011, the company had repurchased 979,481 shares of common stock in open market transactions at an average price of $2.65 per share pursuant to the repurchase program launched in December 2010.

Our continuing growth demonstrates the following strengths:

•	Our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has continued to be successful; and

•	We are a direct beneficiary of the PRC economic stimulus infrastructure spending program and “Go-West” Initiative.

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled carbon and silicon sheets, spiral-weld pipes and high-speed wire. Our current aggregate annual production capacity of steel products is 7 million metric tons of crude steel. Individual industry segments have unique demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are also an overall demand driver for all our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in the PRC. Our mission is to grow our business organically and through the acquisition of Chinese steel companies to increase their profitability and efficiencies utilizing western management practices and advanced production technologies, and the infusion of capital resources.

Our two-pronged growth strategy includes organic growth and mergers and acquisitions (“M&A”). On the organic growth side, we aim to grow through operation optimization, capacity expansion and margin expansion by improving operational efficiency and cost structure. On the M&A side, we aim to expand through mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy to date by acquiring a controlling interest positions in three joint ventures. Our business currently operates through four steel-related subsidiaries and one raw material trading subsidiary and we are actively attempting to acquire additional assets.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “company”, “we”, “our” and “us” refer to General Steel Holdings, Inc.

Steel-Related Subsidiaries and Raw Material Trading Company

We presently have controlling interests in four steel-related subsidiaries and one raw material trading subsidiary:

•	General Steel (China) Co., Ltd. (“General Steel (China)”);
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”);
•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);
•	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”); and
•	Tianwu General Steel Material Trading Co., Ltd.(“Tianwu Joint Venture”).

General Steel (China) Co., Ltd.

General Steel (China), formerly known as “Tianjin Daqiuzhuang Metal Sheet Co., Ltd.”, started operations in 1988. General Steel (China)’s core business is manufacturing high quality hot-rolled carbon and silicon steel sheets mainly used in the production of small agricultural vehicles and other specialty markets.

General Steel (China) has ten steel sheet production lines capable of processing approximately 400,000 metric tons of 0.75mm to 2.0mm hot-rolled steel sheets per year. Products were sold through a domestic network of 35 distributors and three regional sales offices.

General Steel (China) uses a traditional rolling mill production sequence, including heating, rolling, cutting, annealing, and flattening to process and cut coil segments into steel sheets which have a length of approximately 2,000mm, a width of approximately 1,000mm, and a thickness ranging from 0.75mm to 2.0mm. Limited size adjustments can be made to meet order requirements. Products sold under the registered “Qiu Steel” brand name.

On May 14, 2009, General Steel (China) changed its official name from “Tianjin Daqiuzhuang Metal Sheet Co., Ltd.” to better reflect its role as a merger and acquisition platform for steel company investments in China.  In some instances, General Steel (China) retains the use of the name “Daqiuzhuang Metal” for brand recognition purposes within the industry.

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

Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited.

On April 27, 2007, General Steel (China) and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement, amending the Joint Venture Agreement entered into on September 28, 2005, to increase General Steel (China)'s ownership interest in the related joint venture to 80%. The joint venture company’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a Chinese limited liability company (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from government authorities in the PRC on May 25, 2007, and started its operations in July 2007. Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes primarily used in the energy sector to transport oil and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of the PRC.

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

Long Steel Group, located in Hancheng city, Shaanxi province, in China’s central region, was founded in 1958 and incorporated in 2002. Long Steel Group operates as a fully-integrated steel production facility.  Fewer than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, Longmen Joint Venture has five branch offices, five subsidiaries under direct control and six entities in which it has a noncontrolling interest.  It employs approximately 7,984 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located at Hancheng city, Shaanxi province. Changlong Branch owns 154 vehicles and provides transportation services exclusively to Longmen Joint Venture.

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have an approximate 72% share of the Xi’an market for rebar.

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

In September 24, 2007, Longmen Joint Venture acquired a 74.92% ownership interest in Longmen Iron and Steel Group Co., Ltd. Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”). At the same time, Longmen Joint Venture entered into a equity transfer agreement with Long Steel Group to acquire a 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). Longmen Joint Venture paid $430,000 (RMB3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. Hualong’s facility produces fire-retardant materials used in various steel making processes.

In January 2010, Longmen Joint Venture completed its acquisition of a controlling interest in Longmen EPID pursuant to an equity transfer agreement with Shaanxi Fangxin Industrial Co., Ltd. (“Shaanxi Fangxin”), the parent company of Longmen EPID.  Longmen Joint Venture paid RMB8,678,383 to Shaanxi Fangxin to acquire a 25.08% ownership interest in Longmen EPID. Longmen EPID became a branch of Longmen Joint Venture.

On January 11, 2008, Longmen Joint Venture completed the acquisition of a controlling interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture contributed its land use right of 21.45 hectares (approximately 53 acres) with an appraised value of approximately $4.1 million (RMB30 million). Pursuant to an agreement with Tongxing, the land use right was exchanged for shares of Tongxing valued at approximately $3.1 million (RMB22.7 million), giving Longmen Joint Venture a 22.76% ownership stake in Tongxing and making it Tongxing’s largest shareholder. Tongxing has a rebar processing facility with an annualized rolling capacity of 300,000 metric tons.

In November 2010, we brought online a 800,000 metric ton capacity rebar production line relocated from the Maoming Hengda facility.

From 2009 to 2010, we worked with Shaanxi Steel Group to build new, state-of-the-art equipment, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine.  During the period of construction, we provided assistance, such as labor and technology, while we dismantled the operations of certain small furnaces to accommodate the new production systems. We paid certain costs and economic losses on behalf of Shaanxi Steel Group during the construction. On December 22, 2010 we were reimbursed by Shaanxi Steel Group in the amount of approximately $25.0 million (RMB169.0 million) for the costs that we paid on behalf of Shaanxi Steel Group, and were compensated by Shaanxi Steel Group in the amount of approximately $27.1 million (RMB183.1 million) for the economic losses incurred through September 30, 2010.

On April 29, 2011, we entered into a 20-year cooperation agreement with Shaanxi Coal and Shaanxi Steel Group. Under the terms of this agreement, Longmen Joint Venture will provide daily management of operations and will operate the production equipment constructed by Shaanxi Steel Group at the Longmen Joint Venture facility.

Under the terms of the cooperation agreement, Shaanxi Coal has committed to provide Longmen Joint Venture with raw materials, including coke and coal, at favorable pricing, as well as providing access to its nationwide transportation system to reduce our overall transportation costs. In addition, this agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel Group are expected to provide financial support, including credit guarantees, as needed for operations.

In the first two years of the collaboration, profits will be divided between Longmen Joint Venture and Shaanxi Steel Group with Longmen Joint Venture receiving 60% and Shaanxi Steel Group receiving 40% of the pre-tax profits, respectively.  The distribution of profits will be subject to adjustment after the first two years based upon each entity’s actual investment of time and resources into the unified management system.

Maoming Hengda Steel Co., Ltd.

On June 25, 2008, through our subsidiary Qiu Steel Investment Co., Ltd., we paid approximately $7.1 million (RMB50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB544.6 million).

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

To take advantage of stronger market demand in Shaanxi, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from Maoming Hengda’s facility to Longmen Joint Venture.  Thereafter, in December 2010, we relocated the 1,000,000 metric ton capacity high-speed wire production line from Maoming Hengda’s facility to Longmen Joint Venture to meet the increasing demand in Shaanxi province.

In December 2010, we brought online a new 400,000 ton capacity rebar production line. The new rebar line was constructed as a result of a strategic alliance agreement between Maoming and Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”) on February 3, 2010.  According to this agreement, Yueyufeng paid the processing fee in advance in three installments to support the construction of the rebar production line at the Maoming facility.

Tianwu General Steel Material Trading Co., Ltd.

We formed Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”) with Tianjin Material and Equipment Group Corporation (“TME Group”).  The contributed capital of Tianwu Joint Venture is approximately $2.9 million (or RMB20 million), of which we hold a 60% controlling interest.  TME Group is one of the largest and most diversified commodity trading groups in China.

Tianwu Joint Venture will source raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

Production Capacity Information Summary by Subsidiary

	General Steel (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda
Annual Production Capacity (metric tons)
Crude Steel	-	-	7 million	-
Processing	400,000	100,000	2.5 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

Marketing and Customers

We sell our products primarily to distributors, and we typically collect payment from these distributors in advance.  Our marketing efforts are mainly directed toward those customers who have exacting requirements for on-time delivery, customer support and product quality.  We believe that these requirements as well as product planning are critical factors in our ability to serve this segment of the market.

Demand for our Products

Overall, domestic economic growth is an important demand driver of our products, especially construction and infrastructure projects, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top-five economic priorities of the nation. Shaanxi province, where Longmen Joint Venture is located, has been designated as a focal point for development in the western region, and Xi’an, the provincial capital, has been designated as a focal point for this development. Longmen Joint Venture is 180 km from Xi’an and it does not have a major competitor within a 250 km radius.

Recently, the Chinese government passed the Cheng-Yu Economic Zone Plan centered on Chongqi City and Sichuan Province, covering 206,000 square kilometers, to further accelerate the development of western region.  We anticipate that the demand will increase in those areas in the future, and we expect that our expanded production capacity will be able to successfully meet the increase in demand.

According to the Shaanxi provincial government, the total fixed asset investment for Shaanxi province was approximately RMB850 billion (approximately US$129 billion) for the year ended December 31, 2010, an increase of 30% over the same period in 2009.

In January 2011, Shaanxi provincial government announced that it will invest RMB80billion (approximately US$12.2 billion) in the construction of hydroprojects, which is triple the amount invested during 11th Five Year National Economic and Social Development Plan.  In addition to hydroprojects, according to the central government, 5,000 miles of high-speed railway will be built in 2011, with 16,000 total miles to be built by 2020.

In January 2011, the central government announced a low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with 36 million low-income houses to be built over a five-year period. To ensure the construction of the low-income housing, the central government has announced that it will increase its investment in the project by 34.7% over its 2010 investment to approximately RMB103 billion, and the local governments are expected to increase their investment as well.

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

At Maoming Hengda, infrastructure growth and business development in Maoming city, the surrounding Guangxi cities and the western region of Guangdong province, drive demand for our construction steel products. As a second tier city, the industrialization and urbanization of Maoming city is one of the focal points of economic development in the west Guangdong province.

Supply of Raw Materials

The primary raw materials we use for steel production are iron ore, coke, hot-rolled steel coil and steel billets.  Baotou Steel Pipe Joint Venture uses hot-rolled steel coil as its main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming Hengda uses steel billets as its main raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Longmen Joint Venture has 7 million tons of annual crude steel capacity. At Longmen Joint Venture, approximately 85% of production costs are associated with raw materials, with iron ore being the largest component.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: Mulonggou mine (owned by Longmen Joint Venture), Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), from surrounding local mines and from abroad. According to the terms of our Longmen Joint Venture Agreement with the Long Steel Group, we have a first right of refusal for sales from the Daxigou mine and for its development. We presently purchase all of the production from this mine.

Coke

Coke, produced from metallurgical coal (also known as coking coal), is our second most consumed raw material, after iron ore. It requires approximately 550kg to 600kg of coke to make one metric ton of crude steel.

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures a dependable, local supply and minimum transportation costs.

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	21.6%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	19.2%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	10.5%	Others
Shaanxi Hancheng Longhui Trading Co., Ltd.	Coke	6.3%	Others
Shaanxi Yingde Gas Co, Ltd.	Gas	3.7%	Others
	Total	61.4%

Baotou Steel Pipe Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Gangshang Trading Co., Ltd.	Steel coil	80.7%	Others
Baotou Weifengda Trading Co., Ltd.	Steel coil	17.6%	Others
	Total	98.3%

Maoming Hengda

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	43.5%	Others
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	36.9%	Others
	Total	80.4%

Industry consolidation

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020.  In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications. The new standards specified requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity which commenced in 2009.  This policy once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry of more than 800 companies. While the operational conditions become more stringent, more small and medium size companies will likely to aggressively look for valued partners which could lead to opportunities for high quality acquisitions for our Company.  We believe the directives have indirectly strengthened our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

Results of Operations for the Three Months Ended March 31, 2011

Sales

Three months ended March 31, 2011 compared with three months ended March 31, 2010

SALES	Three months ended
	March 31, 2011			March 31, 2010			Change	Change
(in thousands, except metric tons)	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %
	(Unaudited)			(Unaudited)
Longmen Joint Venture	1,169,314	$709,306	99.8%	909,731	$434,826	96.0%	28.5%	63.1%
Other	19,625	$1,158	0.2%	125,640	$18,197	4.0%	(84.4)%	(93.6)%
Total Sales of General Steel	1,188,939	710,464	100.0%	1,035,371	453,023	100.0%	14.8%	56.8%

Total sales revenue for the three months ended March 31, 2011 increased 56.8% to $710.5 million from $453.0 million for the same period in 2010. The increase in sales revenue compared to the same period in 2010 is predominantly due to the combined effect of the increase in sales volume and average selling price of rebar. Sales volume increased 14.8% compared to the same period in 2010.  The average selling price of rebar increased 22.2% to approximately $606 (RMB3,996) per ton in the first quarter of 2011 from approximately $496 (RMB3,270) per ton in the same period of 2010.

Longmen Joint Venture comprised approximately 99.8% of total sales for the first quarter 2011. Compared to the same period in 2010, the increase of Longmen Joint Venture’s production was mainly due to the additional capacity contributed from the new blast furnaces brought online in January 2011. Our current total monthly production volume is approximately 450,000 to 500,000 tons of crude steel.

Cost of Goods Sold

Three months ended March 31, 2011 compared with three months ended March 31, 2010

	Three months ended
	March 31, 2011			March 31, 2010			Change	Change
(in thousands, except metric tons)	Volume	Cost	%	Volume	Cost	%	Volume %	Cost %
	(Unaudited)			(Unaudited)
Longmen Joint Venture	1,169,314	$680,433	99.7%	909,731	$428,814	95.9%	28.5%	58.7%
Other	19,625	$1,707	0.3%	125,640	$18,476	4.1%	(84.4)%	(90.8)%
Total Cost of Goods Sold of General Steel	1,188,939	682,140	100.0%	1,035,371	447,290	100.0%	14.8%	52.5%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. As a result, the cost of goods sold increased by 52.5% to $682.1 million in the first quarter 2011 from $447.3 million in the same period of 2010. The increase is mainly due to increasing sales volume and unit costs of raw materials as a result of the rise in iron ore and coke purchase prices.

Gross Profit

Three months ended March 31, 2011 compared with three months ended March 31, 2010

	Three months ended
(in thousands, except metric tons)	March 31, 2011			March 31, 2010			Change %
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
	(Unaudited)			(Unaudited)
Longmen Joint Venture	1,169,314	$28,873	4.1%	909,731	$6,012	1.4%	380.3%
Other	19,625	(549)	(47.4)%	125,640	(279)	(1.5)%	96.0%
Total Gross Profit of General Steel	1,188,939	28,324	4.0%	1,035,371	5,733	1.3%	394.1%

The gross margin improved in the first quarter 2011 to 4.0% compared to 1.3% in the same period in 2010. The increase is predominantly attributable to the increase in the average selling price of rebar and the expanded capacity and production at Longmen Joint Venture resulting in the declined unit energy consumption and unit overhead expense.

The following chart illustrates the growth trend of company’s gross margin since first quarter 2010:

*The GP Margin for the fourth quarter of 2010 does not include the compensation payment from Shaanxi Steel Group.

Selling, General and Administrative Expenses

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$14,501	$12,141	19.4%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.0%	2.7%

Selling, general and administrative (“SG&A”) expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, transportation fees and various taxes increased 19.4% to $14.5 million for the three months ended March 31, 2011, compared to $12.1 million for the same period in 2010. The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing. SG&A expenses as a percentage of revenue decreased slightly to 2.0% for the first quarter 2011 from 2.7% for the same period in 2010. The decrease is due to the increase of sales revenue as a result of expanded production capacity.

Income (Loss) from Operations

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)
INCOME (LOSS) FROM OPERATIONS	$13,823	$(6,408)	(315.7)%

Income from operations for the three months ended March 31, 2011 increased to $13.8 million from a loss of $6.4 million for the same period in 2010. The increase was predominantly due to the increase in gross profit caused by higher average selling price of rebar and increased capacity from two new completed blast furnaces constructed by Shaanxi Steel Group.

Other Income (Expense)

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)

Interest income	$1,063	$1,120	(5.1)%
Finance/Interest expense	(14,119)	(10,963)	28.8%
Change in fair value of derivative liabilities	3,552	3,939	(9.8)%
Loss on disposal of fixed assets	(397)	-
Income from equity investment	1,655	1,682	(1.6)%
Foreign currency transaction gain	619	-
Other non-operating income (expense), net	306	(4)	(7,738.2)%
Total other expenses, net	$(7,321)	$(4,226)	73.2%

Total other expenses, net, for the three months ended March 31, 2011 were $7.3 million, a 73.2% increase compared to $4.2 million for the same period in 2010. The increase in total other expenses, net, was mainly a result of the combined effect of a $3.2 million increase in finance/interest expense and a decrease of $0.4 million in the change in fair value of derivative liabilities.

Change in Fair Value of Derivative Liabilities

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore must be valued at fair market value at each financial reporting date.  One of the drivers used to calculate the value of the derivative is our stock price. Changes in our stock price cause gains or losses to the income statement item.

The change in fair value of derivative liabilities for the three months ended March 31, 2011 was a gain of $3.6 million compared to a gain of $3.9 million for the same period in 2010. This gain was due to a change in the price of our common stock as of March 31, 2011 compared to fiscal year-ended December 31, 2010. According to accounting principles generally accepted in the United States regarding valuing derivatives, the drop in our share price resulted in a $3.6 million gain for the three months ended March 31, 2011.

Net Income (Loss) before Noncontrolling Interest

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$5,829	(8,667)	(167.3)%

Net Income (Loss) attributable to General Steel Holdings, Inc.

Three months ended March 31, 2011 compared with three  months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)
NET INCOME (LOSS) BEFORE NONCONTROLLING INTEREST	$5,829	$(8,667)	(167.3)%
LESS: Net Income (Loss) Attributable to the Noncontrolling Interest	3,225	(3,160)	(202.1)%
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$2,604	$(5,507)	(147.3)%

Earnings per Share

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Earnings (Loss) per Share	Three months ended
(in thousands, except per share data)	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)
NET INCOME (LOSS) ATTRIBUTABLE TO CONTROLLING INTEREST	$2,604	$(5,507)	(147.3)%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	54,839,733	51,652,843	6.2%
Diluted	54,839,733	51,652,843	6.2%

EARNINGS (LOSS) PER SHARE
Basic	$0.05	$(0.11)	(145.5)%
Diluted	$0.05	$(0.11)	(145.5)%

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended March 31, 2011. Therefore, no provision for withholding of U.S. federal or state income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

General Steel (China) is located in Tianjin Costal Economic Development Zone and is subject to an effective income tax rate of 25%.

Longmen Joint Venture is located in the Mid-West Region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government. In 2010, the Chinese government announced that the “Go-West” tax initiative will extended for 10 years, and thus, the preferential tax rate of 15% will be in effect until 2020. This special tax treatment will be evaluated on a year-to-year basis by the local tax bureau.

Baotou Steel Pipe Joint Venture is located in Inner Mongolia Autonomous Region and is subject to an effective income tax rate of 25%.

Maoming Hengda is located in Guangdong province and subject to an effective income tax rate of 25%.

Tianwu Joint Venture is located in Tianjin Coastal Economic Development Zone and is subject to an effective income tax rate at 25%.

For the three months ended March 31, 2011 and 2010, we had a total tax provision of $0.7 million and a total tax benefit of $2.0 million, respectively.

We had cumulative undistributed earnings of foreign subsidiaries of approximately $4.4 million as of March 31, 2011. Such earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in internal operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the three months ended March 31, 2011 and for the year ended December 31, 2010. The net operating loss carry forwards for United States income taxes amounted to $1.9 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized at the end of 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2011 was $0.6 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, a 1% interest in Maoming by an individual and TME Group’s 40% interest in Tianwu Joint Venture.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $24.9 million as of March 31, 2011 compared to $17.6 million as of December 31, 2010. This increase was mainly due to Longmen Joint Venture’s deliveries made to a major government project for which we expect to collect payment in the coming months.

We recognize revenue when we ship products and pass title to the products to our customers and distributors. We extend short-term credit to our customers and distributors with good reputations and with whom we have long-term business relationships. We have not experienced any bad debt in these accounts. Also, we review our accounts receivable on a regular basis to determine if the bad debt allowance is adequate and adjust the allowance amount if needed. We believe the accounts receivable amount is collectible.

Inventories

We had an inventory balance of $521.1 million as of March 31, 2011 compared to $475.9 million as of December 31, 2010. Such balance is comprised of raw material and finished products. We increased our stock of finished goods in the first quarter 2011 believing that the selling price of rebar will increase in the upcoming months.

Inventory
(in thousands)	March 31, 2011	December 31, 2010	Change %
	(Unaudited)
Supplies	$17,181	$13,733	25.1%
Raw materials	294,232	381,178	(22.8	) %
Finished goods	209,653	80,968	158.9%

Total inventories	$521,066	$475,879	9.5%

Liquidity and capital resources

As of March 31, 2011, we had cash and restricted cash totaling $292.3 million.

For the three months ended March 31, 2011, we used cash flow from continuing operations, borrowings, cash and cash equivalents to fund working capital requirements, pay interest payments and capital expenditures and to make investments.

We believe our cash flows from operations, which include customer prepayments and vendor financing, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, and support our operating strategies.

The steel business is capital intensive and we utilize leverage greater than our industry peers, which we believe enables us to generate revenue compared to our shareholder equity at a rate higher than our industry peers. We utilize leverage in the form of credit from banks, vendor financing, customer deposits and from other sources. This blended form of financing reduces our reliance on any single source.

Short-term Notes Payable

As of March 31, 2011, we had $556.8 million in short-term notes payable liabilities, which are secured by restricted cash of $175.9 million and restricted notes receivable of $219.0 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

Short-term Loans – Banks

As of March 31, 2011, we had $311.0 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. There are no additional significant financial covenants tied to these loans. Chinese banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their lending to us after our loans mature as they have in the past.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debt, please see note 7 in our Notes to the financial statements included in this report.

Cash-flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was an inflow of $54.6 million compared to an outflow of $22.0 million in the same period of 2010. This change was mainly due to the combination of the following factors:

•
Some non-cash items including net income, such as depreciation and amortization, bad debt recovery (allowance), inventory written-off, loss on disposal of equipment, stock issued for service and compensation, change in fair value of derivative instrument and income from investment and deferred tax assets, resulted in a cash inflow of $7.4 million.

•
Cash outflow resulting from the increase in notes receivable, accounts receivable, accounts receivable – related parties, other receivable-related parties, inventories, advances on inventory purchases, advances on inventory purchases – related parties, as well as a decrease in other payables-related parties, was $160.3 million, compared to an outflow of $78.8 million during the same period in 2010.

•
Cash inflow due to the decrease in other receivables, as well as the increase in accounts payable, accounts payable-related parties, other payables and accrued liabilities, customer deposits, customer deposits-related parties and taxes payable, totaled $201.7 million, compared to an inflow of $63.0 million during the same period in 2010.

Investing activities

Net cash used in investing activities was $35.7 million for the three months ended March 31, 2011 compared to cash inflow of $3.9 million for the three months ended March 31, 2010. Net cash outflow was driven by a decrease in the receipts from deposits due to sales representatives during this period.

Financing activities

Net cash provided by financing activities was $5.1 million for the three months ended March 31, 2011 compared to $27.4 million for the three months ended March 31, 2010.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3, for an aggregate offering amount of $60 million, was declared effective by the Securities and Exchange Commission (“SEC”). From time to time, we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings. As discussed below, in December 2009, we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants. We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Compliance with Environmental Laws and Regulations

Longmen Joint Venture:

Together with our joint venture partners Long Steel Group and Shaanxi Steel Group, we have invested RMB580 million in a series of comprehensive projects to reduce our waste emissions of coal gas, water, and solid waste. In 2005, we received ISO 14001 certification for our overall environmental management system. We have received several awards from the Shaanxi provincial government as a result of our increased effort in environmental protection.

We have spent more than RMB57 million on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity system was implemented at the end of 2005. In 2010, 1.08 metric tons of new water was consumed per metric ton of steel produced.

We have one 10,000 cubic meter coke-oven gas tank, one 50,000 cubic meter blast furnace coal gas tank and one 80,000 cubic meter converter furnace coal gas tank to collect the residual coal gas produced from our facility and that of surrounding enterprises. We also have spent RMB230 million on a thermal power plant with two 25 Kilowatt generators that use the residual coal gas from the blast furnaces and converters as fuel to generate power.

We have several plants to further process solid waste generated from the steel making process into useful products such as construction materials, building blocks, porcelain tiles, curb tops, ornamental tiles, as well as other products.

In 2009, we treated and recycled about 6.8 million tons of waste water, 335,320 tons of slag, 130 million m³ of gas from the converters and 6.1 billion m³ of gas from the blast furnaces. We also reused 855,714 tons of hot steam and generated 433 million KWH of electricity.

Recently, we spent more than RMB60 million on the technical upgrade and renovation of the converters and RMB5.5 billion on the upgrade of the blast furnaces and sintering machines.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements in the fiscal quarter ended March 31, 2011 that have or we, in the opinion of management, likely to have current or future material effect on our financial condition or results of operations.

Contractual Obligations and Commercial Commitments

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. Throughout our operating history, we have funded our contractual obligations and commercial commitments through financing arrangements and operating cash flow, including but not limited to, the operating income, payments collected from the customers in advance and stock issuances. Below, we have presented a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	(in thousands)
Bank loans	$311,020	$311,020	$-	$-
Other loans	196,347	196,347	-	-
Notes payable	556,812	556,812	-	-
Deposits due to sales representatives	28,416	28,416		-
Lease with Bao Gang Group	342	274	68	-
Construction obligations - Longmen Joint Venture and Maoming Hengda Steel	6,054	6,054	-	-
Total (Unaudited)	$1,098,991	$1,098,923	$68	$-

Bank loans in China are due either on demand or, more typically, within one year. These loans can be renewed with the banks. This amount includes estimated interest payments as well as debt maturities.

As of March 31, 2011, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $118.2 million.
	Guarantee
Nature of	amount
guarantee	In thousands	Guaranty period
Line of credit	$62,435	Various from May 2011 to September 2012
Bank Loans	15,755	Various from May 2011 to August 2012
Notes payable	4,566	Various from May 2011 to August 2012
Confirming Storage	34,568	Various from April 2011 to December 2011
Financing by the rights of goods delivery in future	913	April 2011
Total (unaudited)	$118,237

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Revenue recognition

We follow the generally accepted accounting principles in the United States regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All our products sold in the PRC are subject to a Chinese VAT at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in our financial statements include fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables and convertible notes. Actual results could differ from these estimates.

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

Noncontrolling Interest

Effective January 1, 2009, we adopted generally accepted accounting principals regarding noncontrolling interests in our consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of the adoption of this accounting standard, net income attributable to noncontrolling interests is now excluded, from the determination of consolidated net income. In addition, the foreign currency translation adjustment is allocated between controlling and non-controlling interests.

As a result, we reclassified non-controlling interests in the amounts of $74.4 million and $70.9 million from the mezzanine section to equity on the March 31, 2011 and December 31, 2010 balance sheets, respectively.

New Accounting Pronouncements

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

In December 2010, the FASB issued ASU 2010-28 which amend “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the faire value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. Early adoption is not permitted. Our Company is currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Our Company is currently evaluating the impact of this ASU and expected the adoption of this ASU will have an impact on our future business combinations.

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

Interest Rate Risk

We are subject to interest rate risk since our outstanding debt is short-term and bears interest at variable interest rates. The future interest expense could fluctuate in case of any change in the borrowing rates. We do not use swaps or other interest rate protection agreements to hedge this risk. We believe our exposure to interest rate risk is not material.

Foreign Currency Exchange Rate Risk

Our operating units, General Steel (China), Longmen Joint Venture, Baotou Steel Pipe Joint Venture, Maoming Hengda, and Tianwu Joint Venture are all located in the PRC. They produce and sell all of their products domestically in the PRC. They are subject to the foreign currency exchange rate risks due to the effects of fluctuations in the RMB on revenues and operating costs and existing assets or liabilities. We have not generally used derivative instruments to manage this risk. A ten percent (10%) decrease in RMB exchange rate would have resulted in a $0.05 million decrease in net income for the three months ended March 31, 2011.

 ITEM 4. CONTROLS AND PROCEDURES.

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2011. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 in alerting management on a timely basis to information required to be included in our submissions and filings under the Exchange Act.

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no material changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 16, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

The following table provides information relating to our purchases of our common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1, 2011 - January 31, 2011	396,900	$2.84	396,900	286,340
February 1, 2011 - February 28, 2011	-	$-	-	-
March 1, 2011 - March 31, 2011	-	$-	-	-

Total (unaudited)	396,900	$2.84	396,900	286,340

On December 21, 2010, we issued a press release announcing that our Board of Directors had authorized the repurchase of up to an aggregate of one million (1,000,000) shares of our common stock as part of a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable law. As of May 9, 2011, we have repurchased 979,481 total shares of common stock in open market transactions at an average per share price of $2.65 under the Share Repurchase Program since its inception.

ITEM 6. EXHIBITS.

(a)      Exhibits

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

31.1	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: May 10, 2011	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: May 10, 2011	By: /s/ John Chen
John Chen
Director and Chief Financial Officer