Form 10-Q/A
period 2010-06-30
GENERAL STEEL HOLDINGS INC
filed 2012-08-29
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Level 21, Tower B, Jia Ming Center

No. 27 Dong San Huan North Road

Chaoyang District, Beijing 100020

(Address of Principal Executive Office, Including Zip Code)

+86(10)57757691

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

*Please note that while the registrant qualified as an accelerated filer at the time of filing its Annual Report on Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010, as of the date of filing this Amendment No. 1 to Annual Report on Form 10-Q, the registrant has exited the accelerated filer status at the end of the fiscal year ended December 31, 2011 and now holds the status as a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 28, 2012, 56,932,788 shares of common stock, par value $0.001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”), which amends and restates our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Original 10-Q”), originally filed on August 9, 2010 with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 restates the following items:

- Part I, Item 1- Financial Statements;

- Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations;

- Part I, Item 4- Controls and Procedures; and

- Part II, Item 6- Exhibits.

While the Original 10-Q is being amended and restated as a whole, except for the Items noted above, no other information included in the Original 10-Q is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendments to those filings.

This Amendment No. 1 is being filed in order to restate:

• Our consolidated balance sheets as of June 30, 2010 and December 31, 2009. As a result, our consolidated total assets decreased by $5.6 million and $3.7 million at June 30, 2010 and December 31, 2009, respectively;

• Our consolidated statements of operation and other comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009. As a result, our consolidated net loss attributable to controlling interest for the three months ended June 30, 2010 decreased by $0.1 million; Our consolidated net loss attributable to controlling interest for the six months ended June 30, 2010 decreased by million and $0.02 million; and

• Our consolidated statements of changes in equity at June 30, 2010 and December 31, 2009. As a result, our consolidated total shareholder’s equity decreased by $5.6 million and $5.6 million for the six months ended June 30, 2010 and December 31, 2009, respectively.

The restatement relates to our accounting treatment for certain reimbursements received in relation to the collaboration with Shaanxi Iron and Steel Group, Co. Ltd. (“Shaanxi Steel”) on the construction of equipment by Shaanxi Steel during the period from June 2009 to March 2011. The Company believed that the original accounting treatment for the reimbursement was in accordance with U.S. GAAP, based upon its understanding of the economic substance and the nature of reimbursement and its interpretation of U.S. GAAP.

 However, in connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the Company revisited the appropriate treatment for these items. Given the complexity, and the unique structure of the transaction and the challenge with respect to finding the appropriate accounting guidance, either by direct application or analogy in relation to various aspects of the transaction, both the Company's current and former auditors agreed that a review by the Office of the Chief Accountant (“OCA”) of the SEC with respect to the appropriate accounting treatment for the compensation would be helpful. On April 20, 2012, after several rounds of written and oral communications, the OCA provided the Company with its guidance with respect to the accounting treatment. Upon receipt of the guidance from the OCA, the Company concluded amendment to the Original 10-Q was necessary.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented under Item 1. Financial Statements, at Note 2, “Restatement”.

Table of Contents

		Page
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009.	3

	Consolidated Statements of Operation and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2010 and 2009 (Unaudited).	4

	Consolidated Statements of Changes In Equity (Unaudited).	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited).	6

	Notes to Consolidated Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	61

Item 4.	Controls and Procedures.	62

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	63

Item 6.	Exhibits.	63

Signatures		64

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(In thousands, except per share data)

(As restated)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$50,772	$82,118
Restricted cash	269,670	192,041
Notes receivable	56,355	29,185
Restricted notes receivable	24,324	-
Accounts receivable, net	21,374	9,140
Accounts receivable - related party	734	18,225
Other receivables, net	8,887	5,357
Other receivables - related parties	59,652	43,620
Dividend receivable	5,940	3,926
Inventories	250,558	177,369
Advances on inventory purchase	40,085	28,407
Advances on inventory purchase - related parties	8,798	2,995
Prepaid expense	5,407	692
Prepaid value added tax	17,075	19,488
Deferred tax assets	10,411	5,044
Total current assets	830,042	617,607

PLANT AND EQUIPMENT, net	562,733	552,114

OTHER ASSETS:
Advances on equipment purchase	18,618	8,419
Investment in unconsolidated subsidiaries	12,751	20,022
Long-term deferred expense	-	2,069
Intangible assets, net of accumulated amortization	23,400	23,733
Note issuance cost	392	406
Total other assets	55,161	54,649

TOTAL ASSETS	$1,447,936	$1,224,370

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$388,080	$254,608
Accounts payable	194,478	158,126
Accounts payable - related parties	85,128	48,151
Short term loans - bank	177,404	148,968
Short term loans - others	177,434	183,578
Short term loans - related parties	-	11,751
Other payables and accrued liabilities	32,621	30,596
Other payables - related parties	26,247	5,760
Customer deposits	93,814	118,900
Customer deposits - related parties	9,539	3,041
Deposit due to sales representatives	64,482	49,544
Taxes payable	11,285	12,186
Deferred lease income	31,826	16,487
Total current liabilities	1,292,338	1,041,696

CONVERTIBLE NOTES PAYABLE, net of debt discount of $2,019 and $2,250 as of June 30, 2010 and December 31, 2009, respectively	1,281	1,050

DERIVATIVE LIABILITIES	8,672	23,340

Total liabilities	1,302,291	1,066,086

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 52,952,508 and 51,618,595 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	53	52
Paid-in-capital	99,498	95,588
Statutory reserves	6,541	6,162
Accumulated deficits	(29,403)	(21,787)
Accumulated other comprehensive income	8,152	8,118
Total shareholders' equity	84,844	88,136

NONCONTROLLING INTERESTS	60,801	70,148

Total equity	145,645	158,284

TOTAL LIABILITIES AND EQUITY	$1,447,936	$1,224,370

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	As restated		As restated
REVENUES	$383,173	$324,461	$700,801	$586,875

REVENUES - RELATED PARTIES	118,506	84,486	253,901	144,866

TOTAL REVENUES	501,679	408,947	954,702	731,741

COST OF REVENUES	369,433	301,849	686,996	553,851

COST OF REVENUES - RELATED PARTIES	124,882	84,599	254,596	142,469

TOTAL COST OF REVENUES	494,315	386,448	941,592	696,320

GROSS PROFIT	7,364	22,499	13,110	35,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,677	9,564	25,813	18,732

(LOSS) INCOME FROM OPERATIONS	(6,313)	12,935	(12,703)	16,689

OTHER INCOME(EXPENSE)
Interest income	617	764	1,737	1,642
Finance/interest expense	(16,464)	(11,309)	(27,427)	(14,247)
Change in fair value of derivative liabilities	10,729	(26,726)	14,668	(22,611)
Gain from debt extinguishment	-	-	-	2,930
Government grant	-	-	-	3,520
Income from equity investments	3,074	2,753	3,229	2,698
Lease income	184	-	320	-
Other non-operating income, net	628	142	671	652
Total other expense, net	(1,232)	(34,376)	(6,802)	(25,416)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(7,545)	(21,441)	(19,505)	(8,727)

PROVISION FOR INCOME TAXES
Current	(5,093)	3,230	(4,472)	3,395
Deferred	2,290	(1,222)	(268)	-
Total (benefit) provision for income taxes	(2,803)	2,008	(4,740)	3,395

NET LOSS BEFORE NONCONTROLLING INTEREST	(4,742)	(23,449)	(14,765)	(12,122)

Less: Net (Loss) income attributable to noncontrolling interest	(2,738)	8,340	(7,149)	12,333

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(2,004)	(31,789)	(7,616)	(24,455)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	314	163	34	(14)
Comprehensive income (loss) attributable to noncontrolling interest	(2)	(1,031)	117	(1,106)

COMPREHENSIVE LOSS	$(1,692)	$(32,657)	$(7,465)	$(25,575)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	52,111,605	39,533,099	51,883,491	37,918,177

LOSS PER SHARE
Basic & Diluted	$(0.04)	$(0.80)	$(0.15)	$(0.64)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

									Accumulated
	Preferred stock		Common stock			Retained earnings / Accumulated deficits			other
					Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals
BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,128	$4,902	$10,093	$(960)	$8,705	$54,330	$114,237

Net loss attributable to controlling interest							(24,455)				(24,455)
Net income attributable to noncontrolling interest										12,333	12,333
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(556)	(556)
Adjustment to statutory reserve						260	(260)				-
Common stocks issued for compensation			216,000	0.22	498						498
Common stock issued for interest payment			152,240	0.15	558						558
Common stock issued for repayment of debt			300,000	0.30	1,800						1,800
Common stock transferred by CEO for compensation					138						138
Notes converted to common stock			5,104,596	5.11	24,125						24,130
Make whole shares issued on notes conversion			1,399,759	1.40	5,565						5,567
Reduction of Registered Capital								960			960
Foreign currency translation adjustments									(14)	(1,106)	(1,120)

BALANCE, June 30, 2009, unaudited	3,092,899	$3	43,301,428	$43	$69,812	$5,162	$(14,622)	$-	$8,691	$64,708	$133,797

Net loss attributable to controlling interest ,as restated							(6,165)				(6,165)
Net income attributable to noncontrolling interest ,as restated										6,734	6,734
Distribution of dividend to noncontrolling shareholders										(2,749)	(2,749)
Adjustment to statutory reserve						1,000	(1,000)				-
Common stock issued for compensation			380,650	0.55	1,377						1,378
Common stock issued for interest payments			44,065	0.05	187						187
Common stock transferred by CEO for compensation					138						138
Notes converted to common stock			1,940,678	1.95	7,947						7,949
Make whole shares issued on notes conversion			396,218	0.40	1,520						1,520
Common stock issued for private placement			5,555,556	5.56	14,607						14,613
Foreign currency translation adjustments ,as restated									(573)	1,455	882

BALANCE, December 31, 2009, as restated	3,092,899	$3	51,618,595	$52	$95,588	$6,162	$(21,787)	$-	$8,118	$70,148	$158,284

Net loss attributable to controlling interest, as restated							(7,616)				(7,616)
Net loss attributable to noncontrolling interest, as restated										(7,149)	(7,149)
Distribution of dividend to noncontrolling shareholders										(1,045)	(1,045)
Noncontrolling interest acquired										(1,270)	(1,270)
Adjustment to special reserve						379					379
Common stock issued for compensation			405,750	0.41	1,369						1,369
Common stock issued for repayment of debt			928,163	0.93	2,403						2,404
Common stock transferred by CEO for compensation					138						138
Foreign currency translation adjustments, as restated									34	117	151

BALANCE, June 30, 2010, unaudited, as restated	3,092,899	$3	52,952,508	$53	$99,498	$6,541	$(29,403)	$-	$8,152	$60,801	$145,645

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

(In thousands, except per share data)

	Six months ended June 30,
	2010	2009
	As restated	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(14,765)	$(12,121)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	19,334	13,478
Debt extinguishment	-	(2,930)
Impairment of long-lived assets	1,733	-
(Gain) Loss on disposal of equipment	343	(3,431)
Stock issued for services and compensation	1,507	636
Make whole shares interest expense on notes conversion	-	6,455
Income from investment	(3,229)	(2,699)
Amortization of deferred note issuance cost and discount on convertible notes	13	43
Change in fair value of derivative instrument	(14,668)	22,612
Deferred tax assets	(5,434)	2,166
Changes in operating assets and liabilities
Notes receivable	(26,939)	4,915
Accounts receivable	(12,161)	(7,924)
Accounts receivable - related parties	(1,015)	-
Other receivables	(1,570)	(362)
Other receivables - related parties	(15,846)	(14,993)
Inventories	(79,299)	(84,204)
Advances on inventory purchase	(11,512)	11,271
Advances on inventory purchase - related parties	(5,431)	(13,021)
Accounts payable	35,734	59,067
Accounts payable - related parties	37,605	15,283
Other payables and accrued liabilities	2,426	19,183
Other payables - related parties	22,656	15,749
Customer deposits	(20,270)	16,160
Customer deposits - related parties	25,081	(3,574)
Taxes payable	4,966	(12,769)
Deferred lease income	15,338	-
Net cash (used in) provided by operating activities	(45,403)	28,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(76,526)	-
Acquired long term investment	(1,273)	(6,593)
Cash proceeds from disposal of long-term investment	3,667	-
Dividend receivable	(1,554)	-
Long term other receivables	-	1,215
Cash proceeds from sales of equipment	60	4,414
Advance on equipment purchases	(10,268)	3,065
Equipments purchase and intangible assets	(29,240)	(60,388)
Payments to original shareholders	(2,460)	-
Net cash used in investing activities	(117,594)	(58,287)

CASH FLOWS FINANCING ACTIVITIES:
Notes receivable - restricted	(24,223)	(69,727)
Borrowings on short term loans - bank	133,196	72,816
Payments on short term loans - bank	(105,485)	(43,353)
Borrowings on short term loan - others	72,083	79,354
Payments on short term loans - others	(89,878)	(63,899)
Payments on short term loans - others-related parties	(4,401)	2,931
Borrowings on short term notes payable	408,476	371,614
Payments on short term notes payable	(276,594)	(303,327)
Deposits due to sales representatives	18,663	31,933
Net cash provided by financing activities	131,837	78,342

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(186)	(9)

(DECREASE) INCREASE IN CASH	(31,346)	49,036

CASH, beginning of period	82,118	14,895

CASH, end of period	$50,772	$63,931

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$2,410	$-

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

Note 2- Restatement

This financial statements contain restatements related to the certain reimbursements received related to its collaboration with Shaanxi Iron and Steel Group, Co. Ltd. ("Shaanxi Steel") on the construction of equipment by Shaanxi Steel during the period from June 2009 to March 2011.

During June 2009 to March 2011, General Steel worked with Shaanxi Steel to build new state-of-the-art equipment at the site of General Steel's principal subsidiary, Shaanxi Longmen Iron and Steel Co., Ltd. ("Longmen JV"). As a result, the Company's Longmen JV incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel.

Dismantling began in June 2009. From that point forward through construction and testing until completion of the project in March 2011, Longmen JV recorded these certain costs as they were incurred according to the nature of these costs. At the beginning of the construction in June 2009, Longmen JV reached an oral agreement with Shaanxi Steel that these costs would be reimbursed by Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen JV were able to finalize the amount of costs incurred by the Longmen JV and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. These reimbursements were reported as other income and a reduction of cost of goods sold in the fourth quarter of 2010. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel, which were recorded as reductions to cost of goods sold in the fourth quarter of 2010 and in the first quarter of 2011. All of these reimbursements were settled by offsetting other payables due from Longmen JV to Shaanxi Steel.

The Company believed that the original accounting treatment for the reimbursement was in accordance with U.S. GAAP, based upon its understanding of the economic substance and the nature of reimbursement and its interpretation of U.S. GAAP. Specifically, the reimbursement to Longmen JV of the costs incurred was recognized and treated as income as the reimbursements were received, based on an oral agreement reached with Shaanxi Steel at the onset of the construction in June 2009. Subsequently, the parties entered into a written agreement in December 2010, which was effectively the implementation of the prior oral agreement and the confirmation that such costs would be reimbursed subject to an independent audit firm's verification. The reimbursements were legally and contractually unrelated to any future agreements between the parties, which may have changed the accounting treatment.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

However, in connection with the preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2011, the Company revisited the appropriate treatment for these items. Given the complexity, and the unique structure of the transaction and the challenge with respect to finding the appropriate accounting guidance, either by direct application or analogy in relation to various aspects of the transaction, both the Company's current and former auditors agreed that a review by the Office of the Chief Accountant ("OCA") of the SEC with respect to the appropriate accounting treatment for the compensation would be helpful.

On April 20, 2012, after several rounds of written and oral communications, the OCA provided the Company with its guidance with respect to the accounting treatment. Following receipt of the guidance from the OCA, the Company centered the accounting treatment on the Longmen Sub-lease, under which Longmen JV sub-leased the land to Shaanxi Steel on which the new furnaces were constructed. Under this approach, the reimbursement for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production are considered a part of the sub-lease. Applying the leasing guidance, these reimbursements are effectively additional rent under the sub-lease and are incorporated into the accounting treatment for the sub-lease and amortized to income over the remaining sub-lease term. In other words, the Company has concluded that, except for the reimbursement for site preparation costs, for which the income statement treatment will remain unchanged, the amount of reimbursement and previously recorded income should be deferred and recognized as a component of the property that was sub-leased during the construction, to be amortized to income over the remaining terms of the 40-year sub-lease.

As a result of the restatement, the deferred lease income on the land used right was $31.8 million and $16.5 million as of June 30, 2010 and December 31, 2009, respectively. For the six month period ended June, 2010, the Company recognized deferred lease income of $320,340. For the three month period ended June 30, 2010, the Company recognized deferred lease income of $183,802. The net loss attributable to controlling interest decreased $0.02 million and $0.12 million for the six and three months ended June 30, 2010, respectively.

The impact of these restatements on the financial statements is reflected in the following table:

(in thousands)	June 30,	June 30,	June 30,	December 31,	December 31,	December 31,
	2010			2009
Balance Sheet and Equity Items	Original	Restatement	Restated	Original	Restatement	Restated
Current Assets	829,415	627	830,042	615,278	2,329	617,607
Plant and Equipments, net	566,202	(3,469)	562,733	555,111	(2,997)	552,114
Total Assets	1,453,578	(5,642)	1,447,936	1,228,064	(3,694)	1,224,370
Total Liabilities	1,298,668	3,623	1,302,291	1,061,735	4,351	1,066,086
Accumulated deficits	(24,047)	(5,356)	(29,403)	(16,411)	(5,376)	(21,787)
Total Shareholder's equity	90,446	(5,602)	84,844	93,731	(5,595)	88,136

	Three months ended June 30,			Six months ended June 30,
	2010	2010	2010	2010	2010	2010
Income Statement Items	Original	Restatement	Restated	Original	Restatement	Restated
Gross profit	7,360	4	7,364	13,093	17	13,110
Other expense, net	(1,473)	241	(1,232)	(5,699)	(1,103)	(6,802)
Net loss attributable to controlling interest	(2,128)	124	(2,004)	(7,635)	19	(7,616)

Loss per share
Basic	(0.04)	-	(0.04)	(0.15)	-	(0.15)
Diluted	(0.04)	-	(0.04)	(0.15)	-	(0.15)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

	June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
	2010			2009
Statement of Cash Flow	Original	Restatement	Restated	Original	Restatement	Restated
Consolidated net loss	(13,617)	(1,148)	(14,765)	(12,121)	-	(12,121)
Net cash (used in) provided by operating activities	(45,421)	18	(45,403)	28,990	-	28,990
Net cash (used in) investing activities	(22,405)	(95,189)	(117,594)	(26,354)	(31,933)	(58,287)
Net cash provided by financing activities	36,648	95,189	131,837	46,409	31,933	78,342

Note 3 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

		Percentage
Subsidiary		of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd.(“GS (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd.(“Longmen Joint Venture”) (1)	PRC	60.0%
Maoming Hengda Steel Group Co., Ltd. (“Maoming Hengda”)	PRC	99.0%

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in consolidation.

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q/A should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(1)	Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling equity interest. Hualong, Tongxing and Huatianyulong are separate legal entities established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs, which has indicated their business nature as defined in ASC 805-10-20. A step by step examination approach then has been undertaken to determine whether the aforementioned entities are eligible for a scope exception under ASC 810-10-15-17(d). After a comprehensive analysis, the Company has concluded that none of the conditions of ASC 810-10-15 and, in particular 810-10-15-14 were met upon acquisition. Therefore, Hualong, Tongxing and Huatianyulong are not VIEs. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically, ASC 810-10-15-8 which states that the power of control may exist also with a lesser percentage of ownership (i.e. less than 50%).

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, have assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory.

Tongxing

Longmen Joint Venture holds a 22.76% equity interest in Tongxing and hundreds of employees of Longmen Joint Venture own the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% has assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights have been assigned through the date Tongxing ceases its business operation or the employees sell their interest in Tongxing. Tongxing’s business highly relies on Longmen Joint Venture. Tongxing’s rebar processing is fully and solely engaged by Longmen Joint Venture. The metallurgical coke produced has been primarily sold to Longmen Joint Venture until August 2010 when the coke ovens were dismantled.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder has assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore.

The Company has determined that it is appropriate for Longmen Joint Venture to consolidate these three entities with appropriate recognition in the Company’s financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Principles of consolidation – subsidiaries

The Company follows ASC 810-10-15 “Consolidation – Scope and Scope Exceptions” when determining whether to consolidate an entity in our financial statements. All legal entities which the Company owns directly or indirectly more than 50 percent of the outstanding voting shares are required to be consolidated given that control rests with the majority owner. Entities in which the Company owns less than 50 percent voting shares are evaluated in accordance with generally accepted account principles to determine whether the Company may hold the power of control. If we hold established power of control in such entities, the Company consolidates the entities with recognition of the non-controlling interest in them accordingly.

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

Cash includes demand deposits in accounts maintained with banks within PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2010 and December 31, 2009 amounted to $320.4 million and $274.2 million, respectively. As of June 30, 2010, $1.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

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

Foreign currency translation and other comprehensive income (as restated)

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

Translation adjustments included in accumulated other comprehensive income amounted to $8.2 million and $8.1 million as of June 30, 2010 and December 31, 2009, respectively. The balance sheet amounts, with the exception of equity at June 30, 2010 and December 31, 2009, were translated at 6.79 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the six months ended June 30, 2010 and 2009 were 6.82 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Maoming Hengda has land use rights amounting to $2.2 million for 50 years that expire in 2054.

	Original Cost	Expires on
Entity	(in thousands)
GS (China)	$3,481	2050 & 2053
Longmen Joint Venture	$21,803	2048 & 2052
Maoming Hengda	$2,235	2054

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

Total investment income in unconsolidated subsidiaries amounted to $3.1 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively. Total investment income in unconsolidated subsidiaries amounted to $3.2 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.

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

Customer deposits (as restated)

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2010 and December 31, 2009, customer deposits amounted to $103.4 million and $121.9 million, including deposits paid to relate parties, which amounted to $9.5 million and $3.0 million, respectively.

Deferred lease income (as restated)

During June 2009 to March 2011, General Steel worked with Shaanxi Steel to build new state-of-the-art equipment at the site of General Steel's principal subsidiary, Shaanxi Longmen Iron and Steel Co., Ltd. ("Longmen JV"). As a result, the Company's Longmen JV incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel. To compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. Applying the lease accounting guidance (ASC 840-20-25-1), the Company has concluded that, except for the reimbursement for site preparation costs, the amount of reimbursement should be deferred and recognized as a component of the property that was sub-leased during the construction, to be amortized to income over the remaining terms of the 40-year sub-lease.

Deferred lease income represents the remaining balance of compensation being deferred.  As of June 30, 2010 and December 31, 2009, the balance of $31.8 million and $16.5 million represented the balance of remaining deferred lease income respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Note 4 – Accounts receivable and allowance for doubtful accounts

Accounts receivable, excluding related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(As restated)	(As restated)
	(in thousands)	(in thousands)
Accounts receivable	$21,756	$9,630
Less: allowance for doubtful accounts	(382)	(490)
Net accounts receivable	$21,374	$9,140

Movement of allowance for doubtful accounts is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Beginning balance	$490	$401
Charge to expense	-	246
Less Write-off	(110)	(157)
Exchange rate effect	2	-
Ending balance	$382	$490

Note 5 – Inventories (as restated)

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
Supplies	$1,721	$12,235
Raw materials	219,886	134,874
Finished goods	28,951	30,260
Total inventories	$250,558	$177,369

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

Note 6– Advances on inventory purchase

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

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited) (As restated) (in thousands)	(As restated) (in thousands)
Buildings and improvements	$120,469	$121,837
Machinery	484,161	464,070
Transportation and other equipment	11,088	8,660
Construction in progress	40,185	31,715
Subtotal	655,903	626,282
Less accumulated depreciation	(93,170)	(74,168)
Total	$562,733	$552,114

Construction in progress consisted of the following as of June 30, 2010:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
	(Unaudited)		(Unaudited)

Longmen employees cafeteria	$1,777	August, 2010	2,200

3# lime stone grinding machine	2,248	July, 2010	109
4# continuous casting	4,571	July, 2010	879
Rebar production line	21,422	September, 2010	98,038
Steel scrap cross	1,696	July, 2010	-
#3 Gangue	922	2012	2,024

Others	7,549	By the end of 2012	6,924
Total	$40,185		$110,174

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

The Company has no fixed assets to be disposed as of both June 30, 2010 and December 31, 2009.

Note 8 – Intangible assets, net

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

Note 9 – Debt (as restated)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Short term loans due to banks, related parties and other parties consisted of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)	(in thousands)

GS (China): Loan from banks in China, due various dates from August 2010 to June 2011. Weighted average interest rate 4.85% per annum; some are guaranteed by third parties while others are secured by equipment / inventory.	$24,107	$25,476

Longmen Joint Venture: Loan from banks in China, due various dates from July 2010 to June 2011. Weighted average interest rate 5.46% per annum; some are guaranteed by third parties or notes receivables while others are secured by equipment / buildings / land use right / inventory.	153,297	123,492
Total – short-term loans - bank	$177,404	$148,968

	June 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from July to December 2010, and interest rates up to 12.0% per annum.	$83,935	$91,106
Longmen Joint Venture: Loan from others, due on demand, average interest rates ranging between 0.6% and 3.2% per annum.	79,532	73,220
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	13,967	19,252
Total – short-term loans - others	$177,434	$183,578

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Sheng An Da, due on 2010, and interest rates 12.0% per annum.	$-	$4,401
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due on 2010. Annual interest rate of 5.0%.	-	7,350
Total – short-term loans - related parties	$-	$11,751

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The Company had various loans from unrelated companies. The balances amounted to $177.4 million and $183.6 million as of June 30, 2010 and December 31, 2009, respectively. Of the $177.4 million, $14.0 million loans carry no interest and the remaining $163.4 million are subject to interest rates ranging from 0.6% to 12.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expense, excluding capitalized interest, amounted to $16.5 million and $11.3 million for the three months ended June 30, 2010, and 2009, respectively, and interest expense amounted to $27.4 million and $14.2 million for the six months ended June 30, 2010 and 2009, respectively.

Capitalized interest amounted to $0.7 million and $5.7 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively.

Note 10– Customer deposits (as restated)

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2010 and December 31, 2009, customer deposits amounted to $103.4 million and $121.9 million, including deposits paid to related parties amounted to $9.5 million and $3.0 million, respectively.

Note 11 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified area. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights to a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement has been terminated. The Company had $64.5 million and $49.5 million in deposits due to sales representatives as of June 30, 2010 and December 31, 2009, respectively. For the six months ended June 30, 2010, the Company received deposits amounted to $18.4 million from sales representatives to secure the sales quantity.

Note 12 – Convertible notes and derivative liabilities

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

Note 13 – Supplemental disclosure of cash flow information (as restated)

Interest paid amounted to $6.3 million and $4.1 million for the three months ended June 3031, 2010 and 2009, respectively, and for the six months ended June 30, 2010 and 2009, amounted to $8.7 million and $6.7 million, respectively.

Income tax payments amounted to $0.5 million and $1.3 million for the three months ended June 30, 2010 and 2009, respectively, and for the six months ended June 30, 2010 and 2009, amounted to $1.3 and $1.8 million June 30, 2010 and 2009, respectively.

Effective Interest charge on the Notes of $0.3 million was capitalized into construction in progress for the six months ended June 30, 2010.

Note 14 - Gain from debt extinguishment and Government grant

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

Note 15 – Deferred Lease Income (as restated)

As discussed in Note 2, in connection to construction of two new blast furnaces systems, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations total USD 57.7 million (RMB 380 million), among which USD 31.5 million (RMB 207.4 million) was recorded as a deferred sub-lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed as of June 30, 2010. The deferred lease income is amortized to income over the remaining term of the 40-year sub-lease. For the six month period ended June, 2010, the Company recognized deferred lease income of $320,340. For the three month period ended June 30, 2010, the Company recognized deferred lease income of $183,802. As of June 30, 2010 and December 31, 2009, the balance of deferred lease income amounted to $31.8 million and $16.5 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

	June 30,
	2010	December 31, 2009
	(unaudited)
	(in thousands)	(in thousands)
Beginning balance	$16,487	$-
Add: Compensation for dismantled assets	552	9,735
Add: Compensation for loss of efficiency	13,736	6,871
Add: Compensation for trial production cost	939	-
Add: Deferred depreciation cost during trial production	365	-
Less: Lease income realized	(320)	(119)
Exchange rate effect	67	-
Ending balance	$31,826	$16,487

Note 16 – Taxes (as restated)

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
In thousands	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As restated)		(As restated)
Current	$(5,093)	$3,230	$(4,472)	$3,395
Deferred	2,290	(1,222)	(268)	-
Total (benefit) provision for income taxes	$(2,803)	$(2,008)	$(4,740)	$3,395

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The principal component of the deferred income tax assets is as follows:

	June 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
Beginning balance	$5,044	$7,487
Net operating loss carry-forward (tax assets realized) for subsidiaries	3,973	(864)
Effective tax rate	25%	25%
Deferred tax asset	$993	$(216)
Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	29,073	(14,840)
Effective tax rate	15%	15%
Deferred tax asset	$4,361	$(2,226)
Exchange difference	13	(1)
Totals	$10,411	$5,044

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2010 and 2009 are as follows:

	June 30, 2010	June 30, 2009
	(Unaudited) (As restated)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	9.4%	(1.5)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(10.1)%	(3.1)%
Total provision for income taxes	24.3%	20.4%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the six months ended June 30, 2010 and 2009.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $1.1 million as of June 30, 2010, and is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $141.0 million and $138.6 million, respectively, for the three months ended June 30, 2010and $93.2 million and $98.2 million, respectively, for the three months ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to $258.5 million and $226.4 million, respectively, for the six months ended June 30, 2010and $179.2 million and $165.9 million, respectively, for the six months ended June 30, 2009. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
VAT taxes payable	$8,345	$9,126
Income taxes payable	700	1,633
Misc taxes	2,240	1,427
Totals	$11,285	$12,186

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Note 17 – Earnings per share (as restated)

The calculation of earnings per share is as follows:

(In thousands except earnings per share data)	Three-month ended June 30,		Six-month ended June 30,
	2010	2009	2010	2009
	(Unaudited) (As restated)	(Unaudited)	(Unaudited) (As restated)	(Unaudited)
Loss attributable to holders of common shares	$(2,004)	$(31,789)	$(7,616)	$(24,455)
Basic and diluted weighted average number of common shares outstanding	52,112	39,533	51,883	37,918
Loss per share
Basic & diluted	$(0.04)	$(0.80)	$(0.15)	$(0.64)

There is no dilutive effect for its earnings per share as the Company incurred net loss for the three and six months end June 30, 2010 and 2009.

Note 18 – Related party transactions and balances (as restated)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The following chart summarized sales to the related party transactions for the six months ended June 30, 2010 and 2009.

Name of related parties	Relationship	June 30, 2010	June 30 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“Long Steel Group”)	Noncontrolling shareholder of Longmen Joint Venture	$183,668	$94,067
Hengying	Common control under CEO	19,268	14,408
Dazhan	Common control under CEO	15,903	12,537
Hancheng Haiyan Coking	Investee of Long Steel Group	19,368	23,854
Shaanxi Steel	Majority shareholder of Longmen Group	933	-
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,456	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,314	-
Others		991	-
Total		$253,901	$144,866

 The following charts summarize purchases from the related party transactions for the six months ended June 30, 2010 and 2009.

Name of related parties	Relationship	June 30, 2010	June 30, 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$253,840	$146,116
Hengying and Dazhan	Common control under CEO	-	15,863
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	6,978	9,274
Hancheng Haiyan Coking	Investee of Long Steel Group	117,835	52,902
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,011	12,376
Others		315	85
Total		$379,979	$236,616

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Related party balances

a.	Account receivables - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)	(As restated)
		(in thousands)	(in thousands)
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	$734	$-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	18,225
Total		$734	$18,225

b.	Other receivables - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited) (As restated)	(As restated)
		(in thousands)	(in thousands)
Beijing Wendlar Co., Ltd	Common control under CEO	$326	$-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	13,258
Shaanxi Steel	Majority shareholder of Longmen Group	41,991	16,918
Mao Ming Sheng Zhe	Common control under CEO	2,141	3,021
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	15,140	10,268
Baotou Shengda Steel Pipe Co., Ltd	Common control under CEO	54	-
Tianjin Jin Qiu Steel Market	Common control under CEO	-	147
Tianjing General Steel Management Service Co., Ltd	Common control under CEO	-	8
Total		$59,652	$43,620

c.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Mao Ming Sheng Ze	Common control under CEO	$8,798	$-
Tianjin Jin Qiu Steel Market	Common control under CEO	-	2,995
Total		$8,798	$2,995

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

d.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2010	December 31,2009
		(Unaudited) (in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$8,770	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	12,193	6,047
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	898	960
Zhengzhou Shenglong	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	91	91
ShanXi Fangxin	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	373
Baogang Jianan	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	170	38
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,210	1,360
Huashan metallurgy	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	601
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	122	1,315
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	13,795	15,310
Tianjin General Qiugang Pipe	Common control under CEO	10,012	4,800
Hancheng Haiyan Coking	Investee of Long Steel Group	37,867	-
Total		$85,128	$48,151

e.	Short-term loans - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$-	$3,946
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404
Shaanxi Shenganda Trading Co., Ltd	Common control under Long Steel Group	-	4,401
Total		$-	$11,751

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

f.	Other payables - related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited) (As restated)	(As restated)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$2,510	$2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,311	587
Tianjin General Qiugang Pipe	Common control under CEO	18,924	-
Tianjin Jin Qiu Steel Market	Common control under CEO	1,340	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	2,162	-
Wenchun Han	Director of General Steel (china)	-	2,054
Total		$26,247	$5,760

g.	Customer deposits – related parties:

Name of related parties	Relationship	June 30, 2010	December 31, 2009
		(Unaudited) (As restated)	(As restated)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$1,567	$1,544
Hancheng Haiyan Coking	Investee of Long Steel Group	1,245	566
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	6,727	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	728
Other		-	203
Total		$9,539	$3,041

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The Company also guaranteed bank loans of related parties amounting to $ 54.4 million and $93.6 million as of June 30, 2010 and December 31, 2009, respectively.

h.	Deferred lease income

As discussed in Note 2, in connection to construction of two new blast furnaces systems, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations total USD 57.7 million (RMB 380 million), among which USD 31.5 million (RMB 207.4 million) as of June 30, 2010, were recorded as a deferred sub-lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed. The deferred lease income is amortized to income over the remaining term of the 40-year sub-lease. As of June 30, 2010 and December 31, 2009, the balance of deferred lease income amounted to $31.8 million and $16.5 million.

	June 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)	(in thousands)
Beginning balance	$16,487	$-
Add: Compensation for dismantled assets	552	9,735
Add: Compensation for loss of efficiency	13,736	6,871
Add: Compensation for trial production cost	939	-
Add: Deferred depreciation cost during trial production	365	-
Less: Lease income realized	(320)	(119)
Exchange rate effect	67	-
Ending balance	$31,826	$16,487

For the six month period ended June, 2010, the Company recognized deferred lease income from Shaanxi Steel, a related party, amounting $320,340. For the three month period ended June 30, 2010, the Company recognized deferred lease income from Shaanxi Steel, a related party, amounting $183,802.

Note 19 - Equity

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

Note 20 – Retirement plan

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

Note 22 – Commitment and contingencies

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

Total rental expense amounted to $0.07 and $0.1 million for the three months ended June 30, 2010 and 2009, respectively and total rental expense for the six months ended June 30, 2010 and 2009, amounted to $0.1 million and $0.2 million, respectively,

Longmen Joint Venture has $110.2 million contractual obligations in its construction project as of June 30 2010, see note 6.

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

Longmen Joint Venture had $358.5 million guarantees as of June 30, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)
Line of credit	$9,626	July 2009 to July 2010
Bank loans	51,555	Various from July 2009 to June 2011
Notes payable	39,857	Various from July 2008 to September 2012
Confirming storage	17,812	Various from September 2009 to June 2011
Financing by the rights of goods delivery in the future	4,375	Various from December 2009 to March 2011
Total	$123,225

Maoming Hengda had $5.9 million in guarantees as of June 30, 2010.

Nature of	Guarantee
guarantee	amount	Guaranty period
	(In thousands)

Bank loan	$5,892	Various from June 2009 to October 2010

The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote.

Note 23 – Segments

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines is as follows:

	For the three months ended		For the six months ended
(in thousands)	2010		2009
Products	(Unaudited) (As restated)	(Unaudited)	(Unaudited) (As restated)	(Unaudited)
Re-bar	$494,530	$364,767	$934,188	$657,481
Hot-Rolled Sheets	-	13,878	8,314	26,577
High Speed Wire	2,006	26,487	5,880	43,737
Spiral-Welded Steel Pipe	5,143	3,815	6,320	3,946
Total sales revenue	$501,679	$408,947	$954,702	$731,741

Note 24 – Subsequent event

On August 4, 2010, the investors in the remaining outstanding Notes (the “Investors”) elected to convert all the amounts due under the Notes into the Company’s common stock, par value per share $0.001. These are the only remaining notes outstanding from the Company’s December 13, 2007 private placement. The Notes were converted in accordance with their terms resulting in the issuance of a total of 1,559,675 shares of common Stock in the aggregate to the Investors (the “Conversion”). As a result of the Conversion, the Company has no outstanding balance for the Notes.

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

Recent Developments and Second Quarter Highlights

•	For the three month period ended June 30, 2010, total revenue increased 22.7% to $501.7 million from $408.9 million in the second quarter of 2009.

•	For the three month period ended June 30, 2010, shipment volume increased 5.2% to 1.01 million metric tons from 0.96 million metric tons.

•	On May 13, 2010, we entered into a Joint Venture Framework Agreement with Shanxi Meijin Energy Group Co., Ltd. (“Meijin Energy”), a corporation formed under the laws of the People's Republic of China. The establishment of the joint venture is subject to our receipt and satisfactory review of a written appraisal of fixed assets and related due diligence materials pertaining to Meijin Energy.

Our continuing growth demonstrates the following strengths:

•	our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has proven successful; and
•	we are a direct beneficiary of the China economic stimulus infrastructure spending program.

Overview

We were incorporated on August 5, 2002 in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies that serve several industries and produce a variety of steel products including reinforced bars (“rebar”), spiral-weld pipes and high-speed wire. Our aggregate annual production capacity of steel products is 6.3 million metric tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as agriculture equipment, infrastructure construction and energy consumption. Domestic economic conditions drive demand for all of our products.

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

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “company”, “Registrant”, “we”, “our” and “us” refer to General Steel Holdings, Inc. and its subsidiaries.

Steel Related Subsidiaries

We presently have controlling interests in four steel-related subsidiaries:

•	General Steel (China) Co., Ltd.;
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Co., Ltd.;
•	Shaanxi Longmen Iron and Steel Co., Ltd.; and
—	Maoming Hengda Steel Group, Ltd.

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

The major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	22.7%	Related party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.9%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	6.5%	None
Baotou Bangli Industry Co., Ltd	Iron Ore	3.1%	None
Hejing Xinbo Commercial Trade Co., Ltd.	Iron Block	3.0%	None
	Total	47.2%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Inner Monglia Chenggang Material Co., Ltd	Steel Coil	23.1%	None
Tianjin Dazhan Industry Co., Ltd	Steel Coil	14.7%	Related party
Baotou Shunye Material Co., Ltd	Steel Coil	12.2%	None
Tianjin Shengze Industry & Trade Co., Ltd	Steel Coil	11.6%	None
Tianjin Jinchang I&E Co., Ltd.	Steel Coil	6.0%	None
	Total	67.6%

Maoming

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Maoming Dazhongmao Petrochem Co., Ltd.	Heavy Oil	23.5%	None
Maoming Zhenmao Development Co.,Ltd	Heavy Oil	23.5%	None
	Total	47.0%

(1)	For purposes of the above tables, the term “Related Party” refers to a company over whose operating policies we can exercise control or significantly influence.

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

On July 12, 2010, the Ministry of Industry & Information Technology Commission issued the Steel Industry Admittance and Operation Qualifications. The new standard specified requirement of all aspects which include: size of blast furnace, size of converters, emission of waste water, dust per ton of steel producing, quantity of coal used for each process of steel making and output capacity of year 2009. The new policy once again confirms the central government’s resolution to push forward the consolidation of this fragmented industry of more than 800 players. While the operational conditions become tougher and tougher, more small and medium size players will aggressively look for valued partners which will raise the opportunities of high quality acquisitions for us. We believe the directives indirectly strengthen our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

Results of Operations for the Three Months Period Ended

Sales Revenues

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The following table sets forth sales revenue and volume in metric tons for Longmen Joint Venture.

SALES REVENUE	Three months ended
	June 30, 2010			June 30, 2009			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	Unaudited			Unaudited
Longmen Joint Venture	928,380	$499,361	99.5. %	843,291	$364,767	89.2%	10.1%	36.9%
Other	82,375	$2,318	0.5%	112,213	$44,180	10.8%	(26.6)%	(94.8)%
Total Revenue of General Steel	1,010,755	501,679	100%	955,504	408,947	100%	5.8%	22.7%

Total Sales Revenues for the three months ended June 30, 2010 increased 22.7% to $501.7 million from $408.9 million for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the sales volume increase of 5.8% and average selling price of rebar increase of 24.4% at Longmen Joint Venture from RMB2,950 (approximately $434) in the second quarter of 2009 to RMB3,666 (approximately $540) in the second quarter of 2010.

Longmen Joint Venture comprised 99.5% of total sales for the second quarter of 2010. We run at 86% of our total capacity in the second quarter of 2010 which was fueled by stable demand for construction steel in our addressable markets.

Maoming comprised less than 1% of total sales for the second quarter of 2010. The decrease in sales revenue compared to the same period last year is primarily due to a greater number of processing contracts compared to production contracts. In the second quarter of 2010, Maoming only completed processing contracts, which generate less sales revenue, whereas in the second quarter of 2009, it completed both processing and production contracts.

Baotou Steel Pipe Joint Venture comprised less than 1% of total sales for the second quarter of 2010. Sales from Baotou Steel Pipe Joint Venture increased in second quarter 2010 compared to the same period last year due to higher average selling price.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

The following table sets forth sales revenue and volume in metric tons for each of our Longmen Joint Venture

SALES REVENUE	Six months ended
	June 30, 2010			June 30, 2009			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	Unaudited			Unaudited
Longmen Joint Venture	1,838,111	$934,187	97.9%	1,492,618	$657,482	89.9%	23. 2%	42.1%
Other	208,014	$20,515	2.1%	181,022	$74,259	10.1%	14. 9%	(72.4)%
Total Revenue of General Steel	2,046,125	954,702	100%	1,673,640	731,741	100%	22. 3%	30.5%

Total Sales Revenues for the six months ended June 30, 2010 increased 30.5% to $954.7 million from $731.7 million for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the sales volume increase of 22.3% and a 15.5% increase in the average selling price of rebar of at our Longmen Joint Venture from RMB3, 000 (approximately $441) in the first half of 2009 to RMB3, 465 (approximately $509) in the first half of 2010.

Longmen Joint Venture comprised 97.9% of total sales for first half of 2010. We run at about 86% of our total capacity in the first half of 2010 which resulted from stable demand for our construction steel products.

Maoming comprised less than 1% of our total sales for the first half of 2010. The decrease in sales revenue compared to the same period last year is primarily due to the elimination of production contracts. In the second quarter of 2010, Maoming only completed processing contracts, which generate less sales revenue, whereas in the second quarter of 2009, it completed both processing and production contracts.

Baotou Steel Pipe Joint Venture comprised less than 1% of our total sales for the first half of 2010. The 60.2% sales amount increase is due to higher average selling prices. Sales from Baotou Steel Pipe Joint Venture increased in the first half of 2010compared to the first half of 2009 due to higher average selling prices.

Gross Profit

Three months ended June 30, 2010 compared with three months ended June 30, 2009

The following table sets forth gross profit and volume in metric tons of each of our Longmen Joint Venture.

GROSS PROFIT	Three months ended
in thousands, except metric tons	June 30, 2010			June 30, 2009			Change %
	Unaudited			Unaudited
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	928,380	$8,116	1.6%	843,291	$24,659	6.8%	(67.1)%
Other	82,375	(752)	(32.5)%	112,213	(2,160)	4.9%	(65.2)%
Total Gross Profit of General Steel	1,010,755	7,364	1.5%	955,504	22,499	5.5%	(67.3)%

Longmen Joint Venture

Gross profit for the three months ended June 30, 2010 decreased 67.1% to $8.1 million from $24.7 million for the same period last year. The decrease is primarily attributable to a drop in gross profit at Longmen Joint Venture.

The Gross Profit Margin at Longmen Joint Venture was negatively affected by the following factors:

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

Six months ended June 30, 2010 compared with six months ended June 30, 2009

The following table sets forth gross profit and volume in metric tons of each of Longmen Joint Venture.

GROSS PROFIT	Six months ended
in thousands, except metric tons	June 30, 2010			June 30, 2009			Change %
	Unaudited			Unaudited
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	1,838,111	$14,969	1.6%	1,492,618	$39,395	6.0%	(62.0)%
Other	208,014	(1,859)	(9.1)%	181,022	(3,974)	(5.4)%	53.2%
Total Gross Profit of General Steel	2,046,125	13,110	1.4%	1,673,640	35,421	4.8%	(63.0)%

Gross profit for the six months ended June 30, 2010 decreased 63.0% to $13.1 million from $35.4 million for the same period last year. The decrease is primarily attributable to a drop in gross profit at Longmen Joint Venture.

Selling, General and Administrative Expenses

Three months ended June 30, 2010 compared with three months ended June 30, 2009

(in thousands)	Three months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
Selling, General And Administrative Expenses	$13,677	$9,564	43.0%
SG&A Expenses As A Percentage Of Total Revenue	2.7%	2.3%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 43.0% to $13.7 million for the three months ended June 30, 2010, compared to $9.6 million for the same period of 2009. The increase is mainly due to increased transportation and agent charges at Longmen Joint Venture following shipping volume increases and more sales deliveries made to markets outside of Shaanxi.

Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.7% for the second quarter of 2010 from 2.3% for the same period in 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

in thousands	Six months ended
	June 30, 2010	June 30, 2009	Change %
	Unaudited	Unaudited
Selling, General And Administrative Expenses	$25,813	$18,732	37.8%
SG&A Expenses As A Percentage Of Total Revenue	2.7%	2.6%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 37.8% to $25.8 million for the six months ended June 30, 2010, compared to $18.7 million for the same period of 2009. The increase is mainly due to increased transportation and agent charges at Longmen Joint Venture following shipping volume increases and more sales deliveries made to markets outside of Shaanxi.

Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.7% for the first half of 2010 from 2.6% in the same period in 2009.

(Loss) income from operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009

(in thousands)	Three months ended
	June 30, 2010	June 30, 2009	Change %
	(Unaudited)	(Unaudited)
(Loss) Income From Operations	$(6,313)	12,935	(148.8)%

Income from operations for the three months ended June 30, 2010 decreased to a loss of $6.3 million from $12.9 million income for the same period last year.

(in thousands)	Six months ended
	June 30, 2010	June 30, 2009	Change %
	(Unaudited)	(Unaudited)
(Loss) Income From Operations	$(12,703)	16,689	(176.1)%

Income from operations for the six months ended June 30, 2010 decreased to a loss of $12.7 million from $16.7 million income for the same period last year.

The decrease in income from operations for the three months and six months ended June 30, 2010 was due to a decrease in gross profit margin caused by average selling price decline while cost of production stayed at relatively high level for the second quarter of 2010 which adversely affected our gross margin.

Other income (expense)

Three months ended June 30, 2010 compared with three months ended June 30, 2009

(In thousands)	Three months ended
	June 30, 2010	June 30, 2009	Change %
	As restated Unaudited	Unaudited	As restated
Other Income (Expenses)
Interest income	$617	$764	(19.2)%
Finance/Interest expense	(16,464)	(11,309)	45.6%
Change in fair value of derivative liabilities	10,729	(26,726)	(140.2)%
Income from equity investment	3,074	2,753	11.7%
Lease income	184	-
Other non-operating income, net	628	142	342.3%
Total other expenses, net	$(1,232)	$(34,376)	(96.4)%

Total other expense for the three months ended June 30, 2010 was $1.2 million compared to $34.4 million for the same period last year.

The difference between the $1.2 million expense recorded for the three months ended June 30, 2010 and the $34.4 million expense recorded for the three months ended June 30, 2009 was caused by the net effect of a $5.2 million increase in finance and interest expense and a gain of $10.7 million on the change in fair value of derivative liabilities.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

(In thousands)	Six months ended
	June 30, 2010	June 30, 2009	Change %
	As restated Unaudited	Unaudited	As restated
Other Income (Expenses)
Interest income	$1,737	$1,642	5.8%
Finance/Interest expense	(27,427)	(14,247)	92.5%
Change in fair value of derivative liabilities	14,668	(22,611)	(164.9)%
Gain from debt extinguishment	-	2,930	(100.0)%
Government grant	-	3,520	(100.0)%
Income from equity investment	3,229	2,698	19.7%
Lease income	320	-
Other non-operating income, net	671	652	2.9%
Total other expenses, net	$(6,802)	$(25,416)	(73.2)%

Total other expense for the six months ended June 30, 2010 was $6.8 million compared to $25.4 million for the same period last year.

The difference between the $6.8 million expense recorded for the six months ended June 30, 2010 and the $25.4 million expense recorded for the six months ended June 30, 2009 was caused by the net effect of a $13.2 million increase in finance and interest expense and a gain of $14.7 million in the change in fair value of derivative liabilities.

Change in fair value of derivative liabilities

According to GAAP, our December 2007 Notes and the December 2007 Warrants (as defined below) are considered a derivative and therefore must be “marked to market.” One of the drivers used to calculate the value of this derivative is stock price. Changes in our stock price cause gains or losses to this income statement item.

The change in fair value of derivative liabilities for the three months ended June 30, 2010 was a gain of $10.7 million compared to a loss of $26.7 million for the same period last year. The change in fair value of derivative liabilities for the six months ended June 30, 2010 was a gain of $14.7 million compared to a loss of $22.6 million for the same period last year. This gain was due to a lower stock price of our common stock in the second quarter of 2010 compared to fiscal year-ended December 31, 2009. According to GAAP rules in valuing derivatives, the drop in our share price required us to record a $10.7 million gain for the three months ended June 30, 2010 and a $14.7 million gain for the six months ended June 30, 2010 in change in fair value of derivative liabilities.

Net loss before noncontrolling interest

Three months ended June 30, 2010 compared with three months ended June 30, 2009

(in thousands)	Three months ended
	June 30, 2010	June 30, 2009	Change %
	As restated (Unaudited)	(Unaudited)
Net Loss Before Noncontrolling Interest	$(4,742)	(23,449)	(79.8)%

Net loss before noncontrolling interest for the three months ended June 30, 2010 decreased to 4.8 million from $23.4 million for the same period last year.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

(in thousands)	Six months ended
	June 30, 2010	June 30, 2009	Change %
	As restated (Unaudited)	(Unaudited)
Net Loss Before Noncontrolling Interest	$(14,765)	(12,122)	21.8%

Net loss before noncontrolling interest for the six months ended June 30, 2010 increased to $14.8 million from $12.1 million for the same period last year.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2010 compared with three months ended June 30, 2009

(in thousands)	Three months ended
	June 30, 2010	June 30, 2009	Change %
	As restated (Unaudited)	(Unaudited)
Net Loss Before Noncontrolling Interest	$(4,742)	$(23,449)	(79.8)%
LESS: Net Income (Loss) Attributable to the Noncontrolling Interest	(2,738)	8.340	(132.8)%
Net Loss Attributable To Controlling Interest	$(2,004)	$(31,789)	(93.7)%

Net loss attributable to General Steel Holdings, Inc. for the three months ended June 30, 2010 decreased to a $2.0 million compared to $31.8 million for the same period of 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

(in thousands)	Six months ended
	June 30, 2010	June 30, 2009	Change %
	As restated (Unaudited)	(Unaudited)
Net Loss Before Noncontrolling Interest	$(14,765)	$(12,122)	21.8%
LESS: Net Income (Loss) Attributable to the Noncontrolling Interest	(7,149)	12,333	(158.0)%
Net Loss Attributable To Controlling Interest	$(7,616)	$(24,455)	(68.9)%

Net loss attributable to General Steel Holdings, Inc. for the six months ended June 30, 2010 decreased to $7.6 million compared to $24.5 million for the same period of 2009.

The income or loss attributable to the non-controlling interests are calculated by the income or loss after tax shared in percentage by the minority group in any subsidiaries which are not 100% owned by us. Long Steel Group’s non-controlling interest is calculated by using Longmen Joint Venture’s consolidated net income (loss) after tax, multiplied by the share percentage of Longmen Group in Longmen Joint Venture. Net income (loss) attributable to Long Steel Group is then equal to the net income (loss) of Longmen Joint Venture multiplied by the 40% non-controlling interest held by Long Steel Group.

At the consolidation level of Longmen Joint Venture, there are subsidiaries where Longmen Joint Venture does not have 100% ownership. Income/loss allocation to these non-controlling interests is based on their equity percentages and the actual results.

Earnings per share

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Earnings per Share	Three months ended
In thousands, except earnings per share	June 30, 2010	June 30, 2009	Change %
	As restated Unaudited	Unaudited
Net Loss Attributable To Controlling Interest	$(2,004)	$(31,789)	(93.7)%

Weighted Average Number Of Shares
Basic	52,112	39,533	31.8%
Diluted	52,112	39,533	31.8%

Loss Per Share
Basic	$(0.04)	$(0.80)	(95.0)%
Diluted	$(0.04)	$(0.80)	(95.0)%

Basic and diluted earnings per share for the three months ended June 30, 2010 decreased to $0.04 compared to $0.80 for the same period of 2009.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

Earnings per Share	Six months ended
In thousands, except earnings per share	June 30, 2010	June 30, 2009	Change %
	As restated Unaudited	Unaudited
Net Loss Attributable To Controlling Interest	$(7,616)	$(24,455)	(68.9)%

Weighted Average Number Of Shares
Basic	51,883	37,918	36.8%
Diluted	51,883	37,918	36.8%

Loss Per Share
Basic	$(0.15)	$(0.64)	(76.6)%
Diluted	$(0.15)	$(0.64)	(76.6)%

Basic and diluted earnings per share for the six months ended June 30, 2010 decreased to $0.15 from $0.64 for the same period of 2009.

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

For the six months ended June 30, 2010, we had a total tax benefit of $4.7 million.

We have cumulative undistributed earnings of foreign subsidiaries of approximately $1.1 million as of June 30, 2010. Such earnings are included in consolidated retained earnings and will continue to be indefinitely reinvested in internal operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Accounts Receivable

Accounts receivable and accounts receivable-related party were $22.1 million as of June 30, 2010 compared to $27.4 million on December 31, 2009. This increase was mainly due to we have extended the payment terms with the government projects..

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

Inventory

We had an inventory balance of $250.6 million as of June 30, 2010 compared to $177.4 million on December 31, 2009. Such balance is comprised of raw material and finished products. We increased our stock of raw materials in the second quarter believing that raw material prices will increase in the upcoming months.

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

For more details about our debts, please see note 9 in our Notes to the financial statements included in this report.

Cash-flow

Operating activities

Net cash used by operating activities for the six months ended June 30, 2010 was $45.4 million compared to cash provided by operating activities of $29.0 million in the same period of 2009. This change was mainly due to the combination of the following factors:

●	Some non-cash items include in net income such as depreciation and amortization, impairment of long-lived assets, (Gain) Loss on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost, amortization of discount on convertible notes, change in fair value of derivative instrument, income from investment and deferred tax assets, totaled outflow of $15.2 million.

●	Cash outflow resulting from accounts receivable, notes receivable, inventory, other receivables, advances on inventory purchases and customer deposit was $174.0 million, compared to the same period last year with an outflow of $136.8 million. This increase of $37.2 million cash outflow is mainly due to increase in notes receivable and the decrease in customer deposit.

●	Cash inflow due to the increase in accounts payable, other payables and accrued liabilities, customer deposit-related parties, taxes payable and deferred lease income totaled of $143.8 million compared to the same period last year with an inflow of $141.6 million. The increase of $2.2 million is mainly due to increase in customer deposit-related parties and deferred lease income.

Investing activities

Net cash used in investing activities was $117.6 million for the six months ended June 30, 2010 compared to $58.3 million used in the same period of 2009. This increase in cash outflow is mainly due to increase of restricted cash.

Financing activities

Net cash provided by financing activities was $131.8 million for the six months ended June 30, 2010 compared to $78.3 million in the same period of 2009.

Substantially all of our operations are conducted in China and substantially all of our assets are located within the PRC. In addition, substantially all of our transactions are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, China has strict rules for converting RMB to other currencies and the transfer of funds from PRC subsidiaries to the offshore structure and the U.S. holding companies. Under the laws of the PRC governing foreign invested enterprises, dividend distribution and other funds transfers are allowed but subject to special procedures under relevant rules and regulations. Foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC regulations, RMB is currently convertible into U.S. Dollars under a company’s “current account” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE). Transfers from a company’s “capital account,” which includes foreign direct investments and loans, can’t be executed without the prior approval of the SAFE.

There are no restrictions to distribute or transfer other funds from General Steel Investment to us.

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ending December 31, 2010. With respect to retained earnings accrued after such date, the Company’s Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws, including the approval from the shareholders of each subsidiary which intents to declare such dividends, if applicable.

We have previously raised money in the U.S. capital markets which has provided the capital needed for our operations and investments activities. Thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operation.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3 was declared effective by the SEC. From time to time we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings, for an aggregate offering price of up to $60 million. As discussed below, in December 2009 we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants. We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 3 to our consolidated financial statements, “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Principles of consolidation – subsidiaries

We follow ASC 810-10-15 “Consolidation – Scope and Scope Exceptions” when determining whether to consolidate an entity in our financial statements. All legal entities which we own directly or indirectly more than 50 percent of the outstanding voting shares are required to be consolidated given that control rests with the majority owner. Entities in which we own less than 50 percent voting shares are evaluated in accordance with generally accepted account principles to determine whether we may hold the power of control. If we hold established power of control in such entities, we consolidate the entities with recognition of the non-controlling interest in them accordingly.

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

Noncontrolling interests were $60.8 million and $70.1 million as of the June 30, 2010 and December 31, 2009 balance sheets, respectively.

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build new state-of-the-art equipment at the site of our principal subsidiary, Longmen Joint Venture. As a result, Longmen Joint Venture incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel. To compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. Applying the lease accounting guidance (ASC 840-20-25-1), we concluded that, except for the reimbursement for site preparation costs, the amount of reimbursement should be deferred and recognized as a component of the property that was sub-leased during the construction, to be amortized to income over the remaining terms of the 40-year sub-lease.

Deferred lease income represents the remaining balance of compensation being deferred.  As of December 31, 2010 and December 31, 2009, the balance of $31.8 million and $16.5 million represented the balance of remaining deferred lease income respectively.

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

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	As restated	As restated
	Dollars amounts in thousands
Bank loans	$177,404	$177,404	$-	$-
Other loans	177,434	177,434	-	-
Notes payable	388,080	388,080	-	-
Deposits due to sales representatives	64,482	64,482	-	-
Lease with Bao Gang Group	528	264	264	-
Longmen Joint Venture construction obligations	12,302	12,302	-	-
Convertible notes (1)	4,171	4,171	-	-
Total	$824,401	$824,137	$264	-

(1)	On August 4, 2010, the investors in the remaining outstanding December 2007 Notes elected to convert all the amounts due under the December 2007 Notes into the Company’s common stock. These are the only remaining notes outstanding from the Company’s December 13, 2007 private placement. The Notes were converted in accordance with their terms resulting in the issuance of a total of 1,559,675 shares of common Stock in the aggregate to the Investors (the “Conversion”). As a result of this Conversion, the Company has no outstanding balance for the December 2007 Notes.

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

ITEM 4. CONTROLS AND PROCEDURES.

In the Original 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of March 31, 2011. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the Original 10-Q, we have restated our financial statements as set forth in Item 1 of this Amendment No. 1 based on the specific guidance of the OCA pertaining to the appropriate accounting treatment for certain reimbursements received related to our collaboration with Shaanxi Steel for the construction of equipment by Shaanxi Steel since June 2009. Based on the guidance received from the OCA, which provided materially different accounting treatment for such reimbursements, management has concluded that the restatements resulted from control deficiencies that represent material weaknesses in our disclosure controls and procedures.

Solely as a result of the material weakness indentified with respect to our reporting of complex non-routine transactions, management has re-evaluated our disclosure controls and procedures, and on June 8, 2012, concluded that our disclosure controls and procedures were not effective as of June 30, 2010. Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Amendment No. 1 present, in all material aspects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation

Our management has dedicated significant resources to correcting the accounting items discussed with the OCA and to ensuring that we take proper steps to improve our internal control over financial reporting in the areas of accounting for complex and non-routing transactions.

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	We have engaged an outside professional consulting firm to supplement us with our internal control over financial reporting;
•	We have engaged accounting experts to identify some complicated accounting transactions and apply applicable accounting policies; and
•	We have established and enhanced staff's training program to update our employees updated on current accounting pronouncement.

Subsequent to June 8, 2012, management believes the foregoing efforts will effectively remediate the material weakness described above.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

(a) Exhibits

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed on April 6, 2010 and incorporated herein by reference).

10.2	Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin Energy Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed on May 18, 2010 and incorporated herein by reference).

10.3	Debt Repayment Agreement, dated June 7, 2010, by and between General Steel Holdings, Inc., Maoming Hengda Steel Group Ltd., Guangzhou Hengda Industrial Group Ltd. and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed on June 9, 2010 and incorporated herein by reference).

31.1	Certification of the CEO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: August 29, 2012	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: August 29, 2012	By: /s/ John Chen
John Chen
Chief Financial Officer and Director

