Form 10-Q/A
period 2010-09-30
GENERAL STEEL HOLDINGS INC
filed 2012-08-29
CIK 1239188

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

Level 21, Tower B, Jia Ming Center,

No. 27 Dong San Huan North Road.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

*Please note that while the registrant qualified as an accelerated filer at the time of filing its Annual Report on Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2010, as of the date of filing this Amendment No. 1 to Annual Report on Form 10-Q, the registrant has exited the accelerated filer status at the end of the fiscal year ended December 31, 2011 and now holds the status as a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 28, 2012, 56,932,788 shares of common stock, par value $0.001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of General Steel Holdings, Inc. on Form 10-Q (“Amendment No. 1”) amends and restates our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was originally filed on November 9, 2010 (the “Original 10-Q”) with the Securities and Exchange Commission(the “SEC”). This Amendment No. 1 restates the following items:

- Part I, Item 1- Financial Statements;

- Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations;

- Part I, Item 4- Controls and Procedures; and

- Part II Item 6 – Exhibits.

While the Original 10-Q is being amended and restated as a whole, except for the Items noted above, no other information included in the Original 10-Q is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-Q, and except as contained therein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

This Amendment No. 1 is being filed in order to restate:

•	Our consolidated balance sheets as of September 30, 2010 and December 31, 2009. Our consolidated total assets decreased by $53.3 million and $3.7 million at September 30, 2010 and December 31, 2009, respectively;
•	Our consolidated statements of operation and other comprehensive income (loss) for the three and nine months ended September 30, 2010, and 2009. Our consolidated net loss attributable to controlling interest for the three months ended September 30, 2010 increased by $1.5 million. Our consolidated net income attributable to controlling interest for the same period in 2009 decreased by $1.9 million. Our consolidated net loss attributable to controlling interest for the nine months ended September 30, 2010 and 2009 increased by $1.5 million and $1.8 million respectively; and
•	Our consolidated statements of changes in equity at September 30, 2010, and December 31, 2009. Our consolidated total shareholder’s equity decreased by $7.4 million, and $5.6 million at September 30, 2010 and December 31, 2009, respectively.

Description of Restatement

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

However, in connection with the preparation of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the Company revisited the appropriate treatment for these items. Given the complexity, and the unique structure of the transaction and the challenge with respect to finding the appropriate accounting guidance, either by direct application or analogy in relation to various aspects of the transaction, both the Company’s current and former auditors agreed that a review by the Office of the Chief Accountant (“OCA”) of the SEC with respect to the appropriate accounting treatment for the compensation would be helpful. On April 20, 2012, after several rounds of written and oral communications, the OCA provided the Company with its guidance with respect to the accounting treatment. Upon receipt of the guidance from the OCA, the Company concluded amendment to the Original 10-Q was necessary.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented under Item 1. Financial Statements, at Note 2, "Restatement”.

Table of Contents

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009.	3

	Consolidated Statements of Operation and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2010 and 2009 (Unaudited).	4

	Consolidated Statements of Changes In Equity (Unaudited).	5

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (Unaudited).	6

	Notes to Consolidate Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	67

Item 4.	Controls and Procedures.	68

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	69

Item 6.	Exhibits.	69

Signatures		70

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In thousands, except per share data)

(As restated)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$41,778	$82,118
Restricted cash	186,523	192,041
Notes receivable	67,132	29,185
Restricted notes receivable	12,752	-
Accounts receivable, net	21,829	9,140
Accounts receivable - related party	-	18,225
Other receivables, net	14,881	9,283
Other receivables - related parties	31,983	43,620
Inventories	220,784	177,369
Advances on inventory purchase	42,139	28,407
Advances on inventory purchase - related parties	48,007	2,995
Prepaid expense	4,358	692
Prepaid value added tax	17,500	19,488
Deferred tax assets	10,989	5,044
Total current assets	720,655	617,607

PLANT AND EQUIPMENT, net	581,890	552,114

OTHER ASSETS:
Advances on equipment purchase	20,435	8,419
Investment in unconsolidated subsidiaries	13,712	20,022
Long-term deferred expense	608	2,069
Intangible assets, net of accumulated amortization	23,568	23,733
Note issuance cost	-	406
Plant and equipment to be disposed	2,443	-
Total other assets	60,766	54,649

TOTAL ASSETS	$1,363,311	$1,224,370

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$302,113	$254,608
Accounts payable	174,012	158,126
Accounts payable - related parties	65,756	48,151
Short term loans - bank	178,122	148,968
Short term loans - others	165,138	183,578
Short term loans - related parties	28,520	11,751
Other payables and accrued liabilities	26,986	30,596
Other payables - related parties	28,704	5,760
Customer deposits	109,614	118,900
Customer deposits - related parties	28,834	3,041
Deposit due to sales representatives	45,845	49,544
Taxes payable	7,460	12,186
Deferred lease income	47,311	16,487
Total current liabilities	1,208,415	1,041,696

CONVERTIBLE NOTES PAYABLE, net of debt discount of $0 and $2,250 as of September 30, 2010 and December 31, 2009, respectively	-	1,050

DERIVATIVE LIABILITIES	7,049	23,340

Total liabilities	1,215,464	1,066,086

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 54,678,083 and 51,618,595 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	55	52
Paid-in-capital	104,510	95,588
Statutory reserves	6,341	6,162
Accumulated deficits	(33,187)	(21,787)
Accumulated other comprehensive income	10,367	8,118
Total shareholders' equity	88,089	88,136

NONCONTROLLING INTERESTS	59,758	70,148

Total equity	147,847	158,284

TOTAL LIABILITIES AND EQUITY	$1,363,311	$1,224,370

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	As restated

REVENUES	$340,703	$361,652	$1,041,504	$875,374

REVENUES - RELATED PARTIES	119,574	123,100	373,475	341,119

TOTAL REVENUES	460,277	484,752	1,414,979	1,216,493

COST OF REVENUES	334,856	340,480	1,021,852	822,389

COST OF REVENUES - RELATED PARTIES	111,832	104,534	366,428	318,946

TOTAL COST OF REVENUES	446,688	445,014	1,388,280	1,141,335

GROSS PROFIT	13,589	39,738	26,699	75,158

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,560	10,472	35,373	29,204

INCOME (LOSS) FROM OPERATIONS	4,029	29,266	(8,674)	45,954

OTHER INCOME (EXPENSE)
Interest income	1,739	826	3,476	2,468
Finance/interest expense	(10,190)	(4,174)	(37,617)	(18,422)
Change in fair value of derivative liabilities	(1,089)	(616)	13,579	(23,228)
Gain from debt extinguishment	-	-	-	2,932
Government grant	1,381	-	1,381	3,433
Income from equity investments	838	963	4,067	3,661
Lease income	277	37	598	37
Other non-operating expense, net	(1,640)	(7,491)	(970)	(6,753)
Total other expense, net	(8,684)	(10,455)	(15,486)	(35,872)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(4,655)	18,811	(24,160)	10,082

PROVISION FOR INCOME TAXES
Current	5,332	4,074	860	9,808
Deferred	(5,676)	(1,602)	(5,944)	(3,943)
Total provision (benefit) for income taxes	(344)	2,472	(5,084)	5,865

NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	(4,311)	16,339	(19,076)	4,217

Less: Net income (loss) attributable to noncontrolling interest	(527)	7,852	(7,676)	20,185

NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	(3,784)	8,487	(11,400)	(15,968)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,215	(162)	2,249	(177)
Comprehensive income attributable to noncontrolling interest	1,080	1,440	1,197	335

COMPREHENSIVE INCOME (LOSS)	$(489)	$9,765	$(7,954)	$(15,810)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	53,941,191	44,973,882	52,576,928	40,295,924
Diluted	53,941,191	45,750,152	52,576,928	40,295,924

(LOSS) EARNINGS PER SHARE
Basic	$(0.07)	$0.19	$(0.22)	$(0.40)
Diluted	$(0.07)	$0.17	$(0.22)	$(0.40)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

	Preferred stock		Common stock			Retained earnings / Accumulated deficits			Accumulated other
					Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals
BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	$37,128	$4,902	$10,093	$(960)	$8,705	$54,330	$114,237

Net loss attributable to controlling interest, as restated							(15,968)				(15,968)
Net income attributable to noncontrolling interest, as restated										20,185	20,185
Disposal of subsidiaries										(293)	(293)
Distribution of dividend to noncontrolling shareholders										(3,305)	(3,305)
Adjustment to statutory reserve						1,925	(1,925)				-
Common stock issued for compensation			323,050	0.32	885						886
Common stock issued for interest payments			196,306	0.20	745						745
Common stock issued for repayment of debt			300,000	0.30	1,800						1,800
Notes converted to common stock			7,045,274	7.05	32,072						32,079
Make whole shares issued on notes conversion			1,795,976	1.80	7,085						7,087
Common stock transferred by CEO for compensation					207						207
Reduction of registered capital								960			960
Foreign currency translation adjustments, as restated									(177)	335	158

BALANCE, September 30, 2009, unaudited, restated	3,092,899	$3	45,789,439	$46	$79,922	$6,827	$(7,800)	$-	$8,528	$71,252	$158,778

Net loss attributable to controlling interest, as restated							(14,652)				(14,652)
Net income attributable to noncontrolling interest, as restated										(1,118)	(1,118)
Adjustment to statutory reserve						(665)	665				-
Common stock issued for compensation			273,600	0.45	990						990
Common stock transferred by CEO for compensation					69						69
Common stock issued for private placement			5,555,556	5.56	14,607						14,613
Foreign currency translation adjustments, as restated									(410)	14	(396)

BALANCE, December 31, 2009, restated	3,092,899	$3	51,618,595	$52	$95,588	$6,162	$(21,787)	$-	$8,118	$70,148	$158,284

Net loss attributable to controlling interest, as restated							(11,400)				(11,400)
Net income attributable to noncontrolling interest, as restated										(7,676)	(7,676)
Distribution of dividend to noncontrolling shareholders										(3,934)	(3,934)
Noncontrolling interest acquired										(1,270)	(1,270)
Registered capital received from noncontrolling shareholders										1,182	1,182
Adjustment to special reserve						179				111	290
Common stock issued for compensation			571,650	0.57	1,810						1,811
Common stock issued for repayment of debt			928,163	0.93	2,403						2,404
Common stock transferred by CEO for compensation					207						207
Notes converted to common stock			1,208,791	1.21	3,544						3,545
Make whole shares issued on notes conversion			271,507	0.27	741						741
Common stock issued for accrued interest on notes			79,377	0.08	217						217
Foreign currency translation adjustments, as restated									2,249	1,197	3,446

BALANCE, September 30, 2010, unaudited, restated	3,092,899	$3	54,678,083	$55	$104,510	$6,341	$(33,187)	$-	$10,367	$59,758	$147,847

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

(In thousands, except per share data)

	Nine months ended September 30,
	2010	2009
	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(19,076)	$4,217
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	31,175	23,474
Debt extinguishment	-	(2,932)
Impairment of long-lived assets	1,737	-
Bad debt allowance	-	212
Loss (gain) on disposal of equipment	3,124	1,238
Stock issued for services and compensation	2,018	1,092
Make whole shares interest expense on notes conversion	1,130	2,754
Amortization of deferred note issuance cost and discount on convertible notes	17	56
Change in fair value of derivative instrument	(13,579)	23,228
Income from investment	(3,983)	(3,661)
Deferred tax assets	(5,885)	3,944
Changes in operating assets and liabilities
Notes receivable	(36,702)	10,826
Accounts receivable	(12,190)	(4,150)
Accounts receivable - related parties	-	(2,709)
Other receivables	1,323	319
Other receivables - related parties	(54,963)	9,408
Inventories	(44,861)	(161,833)
Advances on inventory purchase	(12,921)	7,918
Advances on inventory purchase - related parties	(52,665)	(15,199)
Prepaid expense - current	-	(442)
Prepaid expense - non current	-	144
Prepaid expense - non current - related parties	-	57
Accounts payable	12,513	26,053
Accounts payable - related parties	30,294	8,772
Other payables and accrued liabilities	(3,542)	10,565
Other payables - related parties	18,510	(2,594)
Dividend payables	-	(4,398)
Customer deposits	(19,283)	(25,203)
Customer deposits - related parties	43,045	38,245
Taxes payable	811	(930)
Deferred lease income	30,824	6,173
Net cash used in operating activities	(103,129)	(45,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	9,281	(66,830)
Acquired long term investment	(1,277)	(6,593)
Proceeds from disposal of long-term investment	3,678	-
Dividend receivable	938	1,775
Cash proceeds from sales of equipment	306	6,253
Advance on equipment purchases	(12,698)	1,895
Equipments purchase and intangible assets	(56,906)	(103,394)
Intangible assets purchases	-	(178)
Net cash used in investing activities	(56,678)	(167,072)

CASH FLOWS FINANCING ACTIVITIES:

Capital contributed by noncontrolling interest	1,177	-
Payments made to dividend distribution	(3,835)	-
Notes receivable - restricted	(12,530)	-
Borrowings on short term loans - bank	224,425	161,806
Payments on short term loans - bank	(198,770)	(77,074)
Borrowings on short term loan - others	128,115	142,693
Payments on short term loans - others	(137,413)	(83,759)
Borrowings on short term loan - related parties	91,202	2,932
Payments on short term loans - related parties	(11,783)	-
Borrowings on short term notes payable	573,413	545,164
Payments on short term notes payable	(531,850)	(471,126)
Deposits due to sales representatives	(4,028)	31,113
Net cash provided by financing activities	118,123	251,749

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,344	73

(DECREASE) INCREASE IN CASH	(40,340)	39,394

CASH, beginning of period	82,118	14,895

CASH, end of period	$41,778	$54,289

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$2,404	$-
Other receivable - related parties offset with short-term loans of the same related party	$64,294	$-

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

Recent developments

The Company has formed a new joint venture, Tianwu General Steel Material Trading Co., Ltd. ("Tianwu JV") with Tianjin Materials and Equipment Group Corporation. The contributed capital of Tianwu JV is approximately $2.9 million (or RMB20 million), of which General Steel holds a 60% controlling interest.

Started on January 1, 2010, one of the Company’s subsidiaries, General Steel (China) Co. Ltd. changed its business model from a direct operations model to a lease operations model which will provide a steady revenue stream in the form of fixed monthly lease revenue. See note 16 for details of the lease transaction.

Note 2 – Restatement

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

.

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

As a result of the restatement, the deferred lease income on the land used right was $47.3 million and $16.5 million as of September 30, 2010 and December 31, 2009, respectively. For the nine-month period ended September 30, 2010 and 2009, the Company recognized deferred lease income of $ 597,689 and $37,033, respectively. For the three-month period ended September 30, 2010 and 2009, the Company recognized deferred lease income of $277,349 and $37,033, respectively. The net loss attributable to controlling interest increased $1.5 million and $1.8 million for the nine-month period ended September 30, 2010 and 2009, respectively. The net loss attributable to controlling interest for the three months ended September 30, 2010 increased by $1.5 million. The net income attributable to controlling interest decreased by $1.9 million for the same period in 2009.

The impact of these restatements on the financial statements is reflected in the following table:

(In thousands, except
earnings per share )

	September 30, 2010			December 31, 2009
Consolidated Balance Sheet	Original	Restatement	Restated	Original	Restatement	Restated
Current Assets	770,926	(50,271)	720,655	615,278	2,329	617,607
Plant and Equipments,net	584,948	(3,058)	581,890	555,111	(2,997)	552,114
Total Assets	1,416,640	(53,329)	1,363,311	1,228,064	(3,694)	1,224,370
Total Liabilities	1,256,721	(41,257)	1,215,464	1,061,735	4,351	1,066,086
Accumulated Deficits	(26,307)	(6,880)	(33,187)	(16,411)	(5,376)	(21,787)
Total Shareholder's Equity	95,462	(7,373)	88,089	93,731	(5,595)	88,136

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

	Three months ended September 30,			Three months ended September 30,
	2010			2009
Consolidated Statements of Operation	Original	Restatement	Restated	Original	Restatement	Restated
Gross profit	15,592	(2,003)	13,589	39,735	3	39,738
Other expense, net	(7,670)	(1,014)	(8,684)	(5,986)	(4,469)	(10,455)
Net income (loss) attributable to controlling interest	(2,261)	(1,523)	(3,784)	10,382	(1,895)	8,487

Earnings(loss) per share
Basic	(0.04)	(0.03)	(0.07)	0.23	(0.04)	0.19
Diluted	(0.04)	(0.03)	(0.07)	0.22	(0.05)	0.17

	Nine months ended September 30,			Nine months ended September 30,
	2010			2009
Consolidated Statements of Operation	Original	Restatement	Restated	Original	Restatement	Restated
Gross profit	28,685	(1,986)	26,699	75,155	3	75,158
Other expense, net	(13,369)	(2,117)	(15,486)	(31,488)	(4,384)	(35,872)
Net loss attributable to controlling interest	(9,896)	(1,504)	(11,400)	(14,159)	(1,809)	(15,968)

Loss per share
Basic	(0.19)	(0.03)	(0.22)	(0.35)	(0.05)	(0.40)
Diluted	(0.19)	(0.03)	(0.22)	(0.35)	(0.05)	(0.40)

	September 30,			September 30,
	2010			2009
Consolidated Statement of Cash Flow	Original	Restatement	Restated	Original	Restatement	Restated
Consolidated net income(loss)	(15,365)	(3,711)	(19,076)	7,262	(3,045)	4,217
Net cash (used in) provided by operating activities	(103,146)	17	(103,129)	(7,157)	(38,199)	(45,356)
Net cash used in investing activities	(72,645)	15,967	(56,678)	(69,129)	(97,943)	(167,072)
Net cash provided by financing activities	134,090	(15,967)	118,123	115,608	136,141	251,749

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 3 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

		Percentage
		of
Subsidiary		Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“GS (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”) (1)	PRC	60.0%
Maoming Hengda Steel Group Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd	PRC	60.0%

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

Revenue recognition

The Company follows the accounting principles generally accepted in the United States regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

Translation adjustments included in Accumulated other comprehensive income amounted to $10.4 million and $8.1 million as of September 30, 2010 and December 31, 2009, respectively. The balance sheet amounts, with the exception of equity at September 30, 2010 and December 31, 2009, were translated at 6.68 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2010 and 2009 were 6.80 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the period, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

In December 2007, the Company issued convertible notes totaling $40 million (“Notes”) and 1,154,958 warrants. In December 2009, the Company issued 2,777,778 warrants in connection with a registered direct offering. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at fair value at each reporting period. The change in the value of the derivative liabilities is charged against or credited to income. The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as level 2 inputs, and recorded the change in earnings. As a result, the derivative liabilities are carried on the consolidated balance sheet at their fair value.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Total investment income in unconsolidated subsidiaries amounted to $0.8 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively. Total investment income in unconsolidated subsidiaries amounted to $4.1 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

Deferred lease income represents the remaining balance of compensation being deferred. As of September 30, 2010 and December 31, 2009, the balance of $47.3 million and $16.5 million represented the balance of remaining deferred lease income respectively.

Earnings per share

The Company has adopted the accounting principles generally accepted in the United States regarding earnings per share (“EPS”) which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.

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

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU. However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 4 – Accounts receivable, net

Accounts receivable, excluding related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30,2010	December 31,2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
Accounts receivable	$22,219	$9,630
Less: allowance for doubtful accounts	(390)	(490)
Net accounts receivable	$21,829	$9,140

Movement of allowance for doubtful accounts is as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Beginning balance	$490	$401
Charge to expense	-	246
Less Write-off	(109)	(157)
Exchange rate effect	9	-
Ending balance	$390	$490

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 5 – Inventories (as restated)

Inventories consist of the following:

	September 30, 2010	December 31,2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
Supplies	$13,888	$12,235
Raw materials	168,769	134,874
Finished goods	38,127	30,260
Total inventories	$220,784	$177,369

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

Note 6 – Advances on inventory purchase

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

Note 7 – Plant and equipment, net (as restated)

Plant and equipment consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
Buildings and improvements	$122,420	$121,837
Machinery	491,105	464,070
Transportation and other equipment	11,729	8,660
Construction in progress	54,046	31,715
Subtotal	679,300	626,282
Less accumulated depreciation	(97,410)	(74,168)
Total	$581,890	$552,114

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Construction in progress consisted of the following as of September 30, 2010:

			Estimated additional
Construction in progress	Value	Estimated completion	cost
description	In thousands	date	In thousands
	(Unaudited)		(Unaudited)
Employees cafeteria	$1,806	December, 2010	$3,134
3# lime stone grinding machine	2,312	November, 2010	45
Rebar production line	36,253	November, 2010	45,510
Steel scrap cross	1,825	November, 2010	-
Small Rebar production line	8,122	December, 2010	1,140
Others	3,728	By the end of 2011	2,140
Total	$54,046		$51,969

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

The Company has fixed assets to be disposed amounting to $2.4 million and $0 as of September 30, 2010 and December 31, 2009, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30,2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
Land use rights	$28,136	$27,519
Software	527	424
Subtotal	28,663	27,943

Accumulated amortization – land use right	(4,958)	(4,143)
Accumulated amortization – software	(137)	(67)
Subtotal	(5,095)	(4,210)
Intangible assets, net	$23,568	$23,733

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

The Company had the following short-term notes payable:

	September 30, 2010	December 31, 2009
	(Unaudited)
	(in thousands)	(in thousands)
GS (China): Notes payable from banks in China, due various dates from October 2010 to January 2011. Restricted cash required of $8.7 million and $4.0 million as of September 30, 2010 and December 31, 2009, respectively; guaranteed by third parties.	$11,695	$7,628
Longmen Joint Venture: Notes payable from banks in China, due various dates from October 2010 to February 2011. Restricted cash of $173.7 million and $162.3 million as of September 30, 2010 and December 31, 2009, respectively; some notes are guaranteed by third parties while others are secured by equipments and land use rights.	290,418	216,173
Bao Tou: Notes payable from banks in China, restricted cash of $0 million and $5.1 million as of September 30, 2010 and December 31, 2009, respectively; pledged by buildings.		10,269
Maoming Hengda: Notes payable from banks in China, Restricted cash of $0 and $20.6 million as of September 30, 2010 and December 31, 2009, respectively	-	20,538
Total short-term notes payable	$302,113	$254,608

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

	September 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)

Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from November 2010 to February 2011, and weighted average interest rates 6.2% per annum.	$86,512	$91,106
Longmen Joint Venture: Loan from others, due on demand, average interest rates ranging between 0.6% and 3.2% per annum.	64,431	73,220
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	14,195	19,252
Total short-term loans - others	$165,138	$183,578

	September 30, 2010	December 31, 2009
	(Unaudited) (As restated)
	(in thousands)	(in thousands)

Longmen Joint Venture: Loans from Shangang Company, due on July 2011, and interest rates 5.3% per annum.	$10,556	$-
Longmen Joint Venture: Loans from Long Steel Group and its subsidiary, due on July 2011, and interest rates 5.8% per annum.	17,964	4,401
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due on 2010. Annual interest rate of 5.0%.	-	7,350
Total short-term loans - related parties	$28,520	$11,751

The Company had various loans from unrelated companies. The balances amounted to $165.1 million and $183.6 million as of September 30, 2010 and December 31, 2009, respectively. Of the $165.1 million, $14.2 million loans carry no interest and the remaining $150.9 million are subject to interest rates ranging from 0.6% to 8.4%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expense, excluding capitalized interest, amounted to $10.2 million and $4.2 million for the three months ended September 30, 2010, and 2009, respectively, and interest expense amounted to $37.6 million and $18.4 million for the nine months ended September 30, 2010 and 2009, respectively.

Capitalized interest amounted to $0.5 million and $6.7 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $12.8 million for the nine months ended September 30, 2010 and 2009, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 10 – Customer deposits (as restated)

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2010 and December 31, 2009, customer deposits amounted to $138.4 million and $121.9 million; including deposits paid to related parties amounted to $28.8 million and $3.0 million, respectively.

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

Pursuant to accounting principles generally accepted in the United States, the Company determined that both the warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument and must be carried as a liability and recorded at fair value on each reporting period. On December 13, 2007, the Company recorded $34.7 million as derivative liability, including $9.3 million for the fair value of the warrants and $25.4 million for fair value of the conversion option. The initial carrying value of the Notes was $5.3 million. The financing cost of $5.2 million was recorded as note issuance cost and is being amortized to interest expense over the term of the Notes using the effective interest method.

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

Other receivables-related parties from Shaanxi Steel of $64.3 million was offset with short-term loans due to the same related party.

Note 14 – Deferred lease income (as restated)

As discussed in Note 2, in connection to construction of two new blast furnaces systems, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations total USD 57.7 million (RMB 380 million), among which USD 44.4 million (RMB 293 million) as of September 30, 2010 was recorded as a deferred lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed. The deferred lease income is amortized to income over the remaining term of the 40-year sub-lease. For the nine-month period ended September 30, 2010 and 2009, the Company recognized deferred lease income from Shaanxi Steel & Iron Company, a related party, amounting $597,689 and $37,033, respectively. For the three-month period ended September 30, 2010 and 2009, the Company recognized deferred lease income from Shaanxi Steel, a related party, amounting $277,349 and $37,033, respectively. As of September 30, 2010 and December 31, 2009, the balance of deferred lease income amounted to $47.3 million and $16.5 million.

	September 30, 2010	December 31, 2009
	(unaudited) (as restated)	(as restated)
	(in thousands)	(in thousands)
Beginning balance	$16,487	$-
Add: Compensation for dismantled assets	561	9,735
Add: Compensation for loss of efficiency	20,403	6,871
Add: Compensation for trial production Cost	7,205	-
Add: Deferred depreciation cost during trial production	2,913	-
Less: Lease income recognized	(598)	(119)
Exchange rate effect	340	-
Ending balance	$47,311	$16,487

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 15 - Gain from debt extinguishment and Government grant

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

Note 16 – Taxes (as restated)

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited) (As restated)	(Unaudited) (As restated)	(Unaudited) (As restated)	(Unaudited) (As restated)

Current	$5,332	$4,074	$860	$9,808
Deferred	(5,676)	(1,602)	(5,944)	(3,943)
Total provision (benefit) for income taxes	$(344)	$ 2,472	$ (5,084)	$5,865

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The principal component of the deferred income tax assets is as follows:

	September 30,2010	December 31,2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)

Beginning balance	$5,044	$7,487

Net operating loss carry forward (tax assets realized) for subsidiaries	6,183	(864)

Effective tax rate	25%	25%

Deferred tax asset	$1,546	$(216)

Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	28,867	(14,840)

Effective tax rate	15%	15%

Deferred tax asset	$4,330	$(2,226)

Exchange difference	69	(1)

Totals	$10,989	$5,044

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 are as follows:

	September 30, 2010	September 30, 2009
	(Unaudited) (As restated)	(Unaudited) (As restated)

U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in the US	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	0.5%	(52.5)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(6.1)%	(92.2)%
Total provision for income taxes	19.4%	64.7%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the nine months ended September 30, 2010 and 2009.

The Company has cumulative undistributed deficit of foreign subsidiaries of approximately $2.1 million as of September 30, 2010. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax standard rate is 13% or 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

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

Taxes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
	(in thousands)	(in thousands)
VAT taxes payable	$6,647	$9,126
Income taxes payable	567	1,633
Misc taxes	246	1,427
Totals	$7,460	$12,186

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Note 17 – Earnings per share (as restated)

The calculation of earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except earnings per share data)	2010	2009	2010	2009
	(Unaudited) (As restated)	(Unaudited) (As restated)	(Unaudited) (As restated)	(Unaudited) (As restated)
(Loss) income attributable to holders of common shares	$(3,784)	$8,487	$(11,400)	$(15,968)
Add: Derivative expense	-	812	-	-
Subtract: Unamortized note issuance cost	-	(963)	-	-
Subtract: Make whole interest	-	(330)	-	-
(Loss) income used in diluted computation	$(3,784)	$8,006	$(11,400)	$(15,968)
Basic weighted average number of common shares outstanding	53,941	44,974	52,577	40,296
Diluted weighted average number of common shares outstanding	53,941	45,750	52,577	40,296

(Loss) earnings per share

Basic	$(0.07)	$0.19	$(0.22)	$(0.40)

Diluted	$(0.07)	$0.17	$(0.22)	$(0.40)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended September 30,	Amount
(in thousands)
2011	$3,018
2012	754
Thereafter	-
Total	$3,772

The following chart summarized sales to the related party transactions for the nine months ended September 30, 2010 and 2009.

Name of related parties	Relationship	September 30, 2010	September 30 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“Long Steel Group”)	Noncontrolling shareholder of Longmen Joint Venture	$262,912	$258,819
Tianjin Hengying Trading Co., Ltd	Common control under CEO	33,304	24,060
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	29,284	15,821
Hancheng Haiyan Coking	Investee of Long Steel Group	29,133	37,255
Shaanxi Steel	Majority shareholder of Longmen Group	1,968	-
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,471	3,588
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,337	-
Others		3,066	1,576

Total		$373,475	$341,119

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following charts summarize purchases from the related party transactions for the nine months ended September 30, 2010 and 2009.

Name of related parties	Relationship	September 30, 2010	September 30, 2009
		(Unaudited)	(Unaudited)
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$350,593	$216,386
Hengying and Dazhan	Common control under CEO	-	27,615
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	8,441	17,097
Hancheng Haiyan Coking	Investee of Long Steel Group	166,895	102,567
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,119	29,920
Others		664	755

Total		$527,712	$394,340

Related party balances

a.	Account receivables - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)	(As restated)
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	18,225

Total		$-	$18,225

b.	Other receivables - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited) (As restated)	(As restated)
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$13,258
Shaanxi Steel	Majority shareholder of Longmen Group	-	16,918
Mao Ming Sheng Zhe	Common control under CEO	16,231	3,021
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	15,419	10,268
Others		333	155

Total		$31,983	$43,620

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

c.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$48,007	$-
Others		-	2,995

Total		$48,007	$2,995

d.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$15,868	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	10,596	6,047
Tianjin General Qiugang Pipe	Common control under CEO	10,155	4,800
Hancheng Haiyan Coking	Investee of Long Steel Group	25,482	-
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	756	960
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,858	1,360
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	15,310
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	721	1,315
Others		320	1,103

Total		$65,756	$48,151

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

e.	Short-term loans - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited) (As restated)
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$17,964	$-
Shaanxi Steel	Majority shareholder of Longmen Group	10,556	-
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	-	3,946
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404
Shaanxi Shenganda Trading Co., Ltd	Common control under Long Steel Group	-	4,401

Total		$28,520	$11,751

f.	Other payables - related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited) (As restated)	(As restated)
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$12,280	$2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,332	587
Tianjin General Qiugang Pipe	Common control under CEO	4,491	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	9,216	-
Tianjin Jin Qiu Steel Market	Common control under CEO	1,362	-
Wenchun Han	Director of General Steel (China)	-	2,054
Others		23	-

Total		$28,704	$5,760

g.	Customer deposits – related parties:

Name of related parties	Relationship	September 30, 2010	December 31, 2009
		(Unaudited) (As restated)	(As restated)
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$2,587	$1,544
Hancheng Haiyan Coking	Investee of Long Steel Group	2,004	566
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	22,915	-
Beijing Shenhua Xinyuan	Common control under CEO	1,282	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	728
Others		46	203

Total		$28,834	$3,041

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The Company also guaranteed bank loans of related parties amounting to $40.6 million and $93.6 million as of September 30, 2010 and December 31, 2009, respectively.

h.	Deferred lease income

As discussed in Note 2, in connection to construction of two new blast furnaces systems, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations total USD 57.7 million (RMB 380 million), among which USD 44.4 million (RMB 293 million) as of September 30, 2010, were recorded as a deferred sub-lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed. The deferred lease income is amortized to income over the remaining term of the 40-year sub-lease. As of September 30, 2010 and December 31, 2009, the balance of deferred lease income amounted to $47.3 million and $16.5 million.

	September 30, 2010	December 31, 2009
	(unaudited)
	(in thousands)	(in thousands)
Beginning balance	$16,487	$-
Add: Compensation for dismantled assets	561	9,735
Add: Compensation for loss of efficiency	20,403	6,871
Add: Compensation for trial production Cost	7,205	-
Add: Deferred depreciation cost during trial production	2,913	-
Less: Lease income recognized	(598)	(119)
Exchange rate effect	340	-
Ending balance	$47,311	$16,487

For the nine-month period ended September 30, 2010 and 2009, the Company recognized deferred lease income from Shaanxi Steel, a related party, amounting $ 597,689 and $37,033, respectively. For the three-month period ended September 30, 2010 and 2009, the Company recognized deferred lease income from Shaanxi Steel, a related party, amounting $277,349 and $37,033, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Total rental expense amounted to $0.07 and $0.1 million for the three months ended September 30, 2010 and 2009, respectively and total rental expense for the nine months ended September 30, 2010 and 2009, amounted to $0.2 million and $0.3 million, respectively,

Longmen Joint Venture and Maoming Hengda Steel have $14.9 million contractual obligations in its construction project as of September 30 2010.

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

Longmen Joint Venture had $62.7 million guarantees as of September 30, 2010.

Nature of guarantee	Guarantee amount	Guaranty period
	(In thousands)

Line of credit	$10,462	Various from March 2010 to April 2011
Bank loans	41,971	Various from April 2010 to July 2011
Notes payable	10,259	Various from February 2010 to December 2010
Others	40	December 2009 to December 2010

Total	$62,732

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

Note 23 – Segments (as restated)

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

The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product lines is as follows:

	For the three months ended		For the nine months ended
(in thousands)	2010	2009	2010	2009
Products	(As restated) (Unaudited)	(As restated) (Unaudited)	(As restated) (Unaudited)	(As restated) (Unaudited)
Re-bar	$455,051	$455,054	$1,389,239	$1,112,536
Hot-Rolled Sheets	-	14,982	8,314	41,559
High Speed Wire	1,959	10,272	7,839	54,008
Spiral-Welded Steel Pipe	3,267	4,444	9,587	8,390
Total sales revenue	$460,277	$484,752	$1,414,979	$1,216,493

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

Recent Developments and Third Quarter Highlights

•	Gross margin improved to 3.0% in the third quarter of 2010 from 1.5% in the second quarter and 1.3% in the first quarter of 2010.

•	On July 12, 2010, we formed a new joint venture, Tianwu General Steel Material Trading Co., Ltd. (“Tianwu GS”) with Tianjin Materials and Equipment Group Corporation (“TME Group”). The contributed capital of Tianwu GS is approximately $2.9 million (or RMB20 million), of which we will hold a 60% controlling interest. Tianwu GS will source raw materials, including domestic and overseas iron ore, and is expected to supply approximately 30% to 50% of our iron-ore needs, amounting to approximately 2 to 3 million metric tons on an annual basis.

•	On September 13, 2010, Tianwu GS entered into an iron ore Sales and Purchase Contract with Minera Santa Fe, a Chilean iron ore supplier. Pursuant to the contract, Tianwu GS will receive favorable pricing on the purchase of 138,000 tons of iron ore for the remainder of 2010.

•	In November 2010, our Maoming facility plans to bring online a new 400,000 metric ton capacity rebar production line. According to the strategic alliance agreement Maoming entered with Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”), Maoming will process at least 25,000 metric tons of rebar for Yueyufeng on a monthly basis for two years.

Our continuing growth demonstrates the following strengths:

•	our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has proven successful; and
•	we are a direct beneficiary of the China economic stimulus infrastructure spending program.

Overview

We were incorporated on August 5, 2002 in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies that serve several industries and produce a variety of steel products including reinforced bars (“rebar”), spiral-weld pipes and high-speed wire. Our aggregate annual production capacity of steel products is 6.3 million metric tons, the majority of which is rebar. Individual industry segments have unique demand drivers, such as agriculture equipments, infrastructure construction and energy consumption. Domestic economic conditions drive demand for all of our products.

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

On February 3, 2010, Maoming entered into a strategic alliance agreement with Yueyufeng whereby Yueyufeng will fund construction of a new 400,000 metric ton capacity rebar production line to operate at the Maoming facility which we intend to bring online in November 2010. In exchange for the funding, Maoming will process at least 25,000 metric tons of rebar for Yueyufeng on a monthly basis for two years.

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

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top-five economic priorities of the PRC. Shaanxi province, where Longmen Joint Venture is located, has been designated as a focal point for development into the western region. Longmen Joint Venture is 220 km from Xi’an and does not have a major competitor within a 250 km radius. According to the information released by the Shaanxi Provincial Development and Reform Commission, the total fixed assets investment for Shaanxi province was approximately $21.3 billion (RMB 144.9 billion) for the year ended December 31, 2009, a 73.7% increase over the same period in 2008. There are 235 construction and infrastructure projects under construction in 2010, and among these 235 projects, 50 of them are scheduled to begin this year. Some of the major projects include: nine new railways, one new airport, an expansion of the Xi’an airport, two new ring subway systems and 4 new dams. Currently, Longmen Joint Venture supplies construction steel products to many of these projects including: the Xi’an No. 1 and 2 subway systems and the railway lines connecting Xi’an to Chengdu and Xi’an to Ankang. We believe there will be sustained regional demand for several years as the government continues to drive western region development efforts.

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

The major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Shaanxi Longmen Iron & Steel Group Co., Ltd.	Iron Ore	20.5%	Related party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	12.5%	Related party
Shaanxi Huanghe Material Co., Ltd.	Coke	6.8%	None
Baotou Gengyi Commercial Trade Co., Ltd.	Iron Ore	3.0%	None
Baotou Bangli Industry Co., Ltd.	Iron Ore	2.9%	None
	Total	45.7%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Inner Mongolia Chenggang Material Co., Ltd.	Steel Coil	22.2%	None
Baotou Shunye Material Co., Ltd.	Steel Coil	10.4%	None
Tianjin Dazhan Industry Co., Ltd.	Steel Coil	8.8%	Related party
Tianjin Shengze Industry & Trade Co., Ltd.	Steel Coil	8.0%	None
Baotou Yanjia Industry Co., Ltd.	Steel Coil	8.0%	None
	Total	57.4%

Maoming

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with General Steel
Maoming Dazhongmao Petrochem Co., Ltd.	Heavy Oil	55.2%	None
Maoming Zhenmao Development Co., Ltd.	Heavy Oil	33.0%	None
	Total	88.2%

(1)	For purposes of the above tables, the term “Related Party” refers to a company over whose operating policies we can exercise control or significantly influence.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2010

Sales Revenues

Three months ended September 30, 2010 compared with three months ended September 30, 2009

SALES REVENUE	Three months ended
	September 30, 2010			September 30, 2009			Change	Change
(in thousands, except metric tons)	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	(Unaudited)			(Unaudited)
Longmen Joint Venture	867,854	$455,050	98.9. %	958,401	$455,054	93.9%	(9.4)%	0.0%
Other	72,707	$5,227	1.1%	77,675	$29,698	6.1%	(6.4)%	(82.4)%
Total Revenue of General Steel	940,561	460,277	100.0%	1,036,076	484,752	100.0%	(9.2)%	(5.0)%

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

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

SALES REVENUE	Nine months ended
	September 30, 2010			September 30, 2009			Change	Change
(in thousands, except metric tons)	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %
	(Unaudited)		(Unaudited)
Longmen Joint Venture	2,705,964	$1,389,238	98.2%	2,451,019	$1,112,536	91.5%	10.4%	24.9%
Other	280,722	$25,741	1.8%	258,697	103,957	8.5%	8.5%	(75.2)%
Total Revenue of General Steel	2,986,686	1,414,979	100.0%	2,709,716	1,216,493	100.0%	10.2%	16.3%

Total Sales Revenue for the nine months ended September 30, 2010 increased 16.3% to $1.41 billion from $1.22 billion for the same period last year.

The increase in sales revenue compared to the same period last year is predominantly due to the sales volume increase of 10.2% and a 13.1% increase in the average selling price of rebar over the total shipment volume at Longmen Joint Venture from RMB3,096 (approximately US $454) in the first nine months of 2009 to RMB3,491 (approximately US $513.4) in the first nine months of 2010.

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

Gross Profit

Three months ended September 30, 2010 compared with three months ended September 30, 2009

GROSS PROFIT	Three months ended
(in thousands, except metric tons)	September 30, 2010			September 30, 2009			Change %
	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit
		(As restated) (Unaudited)			(Unaudited)
Longmen Joint Venture	867,854	$14,350	3.2%	958,401	$40,864	9.0%	(64.9)%
Other	72,707	(761)	(14.6)%	77,675	(1,126)	(3.8)%	(32.6)%
Total Gross Profit of General Steel	940,561	13,589	3.0%	1,036,076	39,738	8.2%	(65.8)%

1)	Total revenue decreased $24.5 million from $484.8 million in the third quarter of 2009 to $460.3 million in the third quarter of 2010 due to the change in our operating model at General Steel (China). Additionally, we only executed processing contracts at Maoming which generated less sales revenue.

2)	The price of our primary raw materials including iron ore and coke was higher in the third quarter of 2010 compared to the same period last year which negatively affected the gross profit margin.

However, our gross margin improved in the third quarter 2010 to 3.0% compared to 1.5% in the second quarter and 1.3% in the first quarter of 2010 as the average selling price of rebar increased in both August and September. Meanwhile, our Longmen Joint Venture cut production on the less efficient blast furnaces in the third quarter of 2010, which helped to save production cost and expand gross profit margin.

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

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

GROSS PROFIT	Nine months ended
(in thousands, except metric tons)	September 30, 2010			September 30, 2009			Change %
	(As restated) (Unaudited)			(Unaudited)
	Volume	Gross Profit	Margin%	Volume	Gross Profit	Margin %	Gross Profit
Longmen Joint Venture	2,705,964	$28,495	2.1%	2,451,019	$80,259	7.2%	(64.5)%
Other	280,722	(1,796)	(7.0)%	258,697	(5,101)	(4.9)%	(64.8)%
Total Gross Profit of General Steel	2,986,686	26,699	1.9%	2,709,716	75,158	6.2%	(64.5)%

Gross profit for the nine months ended September 30, 2010 decreased 64.5% to $26.7 million from $75.2 million for the same period last year. The decrease is primarily attributable to a drop in gross profit at Longmen Joint Venture. The price of our primary raw materials including iron ore and coke was higher in the first three quarters of 2010 compared to the same period last year which negatively affected the gross profit margin.

Selling, General and Administrative Expenses

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$9,560	$10,472	(8.7)%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.1%	2.2%

Selling, general and administrative expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes decreased 8.7% to $9.6 million for the three months ended September 30, 2010, compared to $10.5 million for the same period of 2009.

Selling, general and administrative expenses as a percentage of revenue decreased slightly to 2.1% for the third quarter of 2010 from 2.2% for the same period in 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$35,373	$29,204	21.1%
SG&A EXPENSES AS A PERCENTAGE OF TOTAL REVENUE	2.5%	2.4%

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

Income from Operations

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
INCOME FROM OPERATIONS	$4,029	$29,266	(86.2)%

Income from operations for the three months ended September 30, 2010 decreased to $4.0 million from $29.3 million income for the same period last year.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
(LOSS) INCOME FROM OPERATIONS	$(8,674)	$45,954	(118.9)%

Income from operations for the nine months ended September 30, 2010 decreased to a loss of $8.7 million from an income of $46.0 million for the same period last year.

The decrease in income from operations for the three months and nine months ended September 30, 2010 was due to a decrease in gross profit margin caused by higher purchase price of iron ore and coke for the first three quarters of 2010 which adversely affected our gross margin.

Other Income (Expense)

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
OTHER INCOME (EXPENSES)
Interest income	$1,739	$826	110.5%
Finance/Interest expense	(10,190)	(4,174)	144.1%
Change in fair value of derivative liabilities	(1,089)	(616)	76.8%
Government grant	1,381	-
Income from equity investment	838	963	(13.0)%
Lease Income	277	37	651.35%
Other non-operating income, net	(1,640)	(7,491)	(78.1)%
Total other expenses, net	$(8,684)	$(10,455)	(16.9)%

Total other expenses for the three months ended September 30, 2010 were $8.7 million compared to $10.5 million for the same period last year.

The difference between the $8.7 million in expenses recorded for the three months ended September 30, 2010 and the $10.5 million in expenses recorded for the three months ended September 30, 2009 was caused by the net effect of a $6 million increase in finance and interest expenses, the decrease in other non-operating expenses and the increase in the loss of change in fair value of derivative liabilities.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
OTHER INCOME (EXPENSES)
Interest income	$3,476	$2,468	40.8%
Finance/Interest expense	(37,617)	(18,422)	104.2%
Change in fair value of derivative liabilities	13,579	(23,228)	158.5%
Gain from debt extinguishment	-	2,932	(100.0)%
Government grant	1,381	3,433	(59.8)%
Income from equity investment	4,067	3,661	11.1%
Lease Income	598	37	1516.2%
Other non-operating income, net	(970)	(6,753)	(85.6)%
Total other expenses, net	$(15,486)	$(35,872)	(56.8)%

Total other expenses for the nine months ended September 30, 2010 were $15.5 million compared to $35.9 million for the same period last year.

The difference between the $15.5 million in expenses recorded for the nine months ended September 30, 2010 and the $35.9 million in expenses recorded for the nine months ended September 30, 2009 was mainly caused by the net effect of a $19.2 million increase in finance and interest expenses and an increase of $36.8 million in the change in fair value of derivative liabilities.

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

Net (Loss) Income before Noncontrolling Interest

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(4,311)	$16,339	(126.4)%

Net loss before noncontrolling interest for the three months ended September 30, 2010 decreased to $4.3 million compared to a net income before noncontrolling interest of $16.3 million for the same period last year.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(19,076)	4,217	(552.4)%

Net loss before noncontrolling interest for the nine months ended September 30, 2010 decreased to $19.1 million from a net income before noncontrolling interest of $4.2 million for the same period last year.

Net (Loss) Income attributable to General Steel Holdings, Inc.

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(in thousands)	Three months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(4,311)	$16,339	(126.4)%
LESS: Net Income attributable to the noncontrolling interest	(527)	7,852	(106.7)%
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,784)	$8,487	(144.6)%

Net loss attributable to General Steel Holdings, Inc. for the three months ended September 30, 2010 decreased to $3.8 million compared to net income $8.5 million for the same period of 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

(in thousands)	Nine months ended
	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
NET (LOSS) INCOME BEFORE NONCONTROLLING INTEREST	$(19,076)	$4,217	(552.4)%
LESS: Net (loss) income attributable to the noncontrolling interest	(7,676)	$20,185	(138.0)%
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(11,400)	$(15,968)	(28.6)%

Net loss attributable to General Steel Holdings, Inc. for the nine months ended September 30, 2010 decreased to $11.4 million compared to a net loss of $16.0 million for the same period of 2009.

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

Earnings per Share

Three months ended September 30, 2010 compared with three months ended September 30, 2009

(Loss) earnings per Share	Three months ended
(in thousands, except earnings per share)	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
NET (LOSS) INCOME ATTRIBUTABLE TO CONTROLLING INTEREST	$(3,784)	$8,487	(144.6)%

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	53,941	44,974	19.9%
Diluted	53,941	45,750	17.9%

(LOSS) INCOME PER SHARE
Basic	$(0.07)	$0.19	(136.8)%
Diluted	$(0.07)	$0.17	(141.2)%

Basic and diluted (loss) earnings per share for the three months ended September 30, 2010 decreased to a loss $0.07 compared to basic earnings per share of $ 0.19 and diluted earnings per share of $0.17 for the same period of 2009.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Earnings per Share	Nine months ended
(in thousands, except earnings per share)	September 30, 2010	September 30, 2009	Change %
	(As restated) (Unaudited)	(As restated) (Unaudited)
NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	$(11,400)	$(15,968)	(28.6)%
WEIGHTED AVERAGE NUMBER OF SHARES
Basic	52,577	40,296	30.5%
Diluted	52,577	40,296	30.5%
LOSS PER SHARE
Basic	$(0.22)	$(0.40)	(45.0)%
Diluted	$(0.22)	$(0.40)	(45.0)%

Basic and diluted loss per share for the nine months ended September 30, 2010 decreased to a loss of $0.22 from basic and diluted earnings per share of $0.40 for the same period of 2009.

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

For the three months ended September 30, 2010, we had a total tax benefit of $0.3 million. For the nine months ended September 30, 2010, we had a total tax benefit of $5.1 million.

We have cumulative undistributed deficit of foreign subsidiaries of approximately $2.1 million as of September 30, 2010. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Accounts Receivable

Accounts receivable and accounts receivable-related party were $21.8 million as of September 30, 2010 compared to $27.4 million on December 31, 2009. This decrease was mainly due to the payment collection by Longmen Joint Venture in 2010.

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

Inventories

We had an inventory balance of $220.8 million as of September 30, 2010 compared to $177.4 million as of December 31, 2009. Such balance is comprised of raw material and finished products. We increased our stock of raw materials in the second quarter believing that raw material prices will increase in the upcoming months.

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

Short-term Notes Payable

As of September 30, 2010, we had $302.1 million in short-term notes payables liabilities, which are secured by restricted cash of $182.4 million and the assets of our Company. These are lines of credit extended by banks for a maximum of six months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants.

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

Cash-flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2010 was $103.1 million compared to $45.4 million cash outflow in the same period of 2009. This change was mainly due to the combination of the following factors:

•	Some non-cash items including in net income such as depreciation and amortization, impairment of long-lived assets, loss (gain) on disposal of equipment, stock issued for service and compensation, amortization of deferred note issuance cost and discount on convertible notes, make whole shares interest expense on notes conversion, change in fair value of derivative instrument, income from investment and deferred tax assets, resulted in a cash outflow of $3.3 million.

•	Cash outflow resulting from the increase in accounts receivable, notes receivable, other receivables, inventories, advances on inventory purchase, as well as the decrease in other payables and accrued liabilities and customer deposits was $237.1 million, compared to an outflow of $217.5 million during the same period last year.

•	Cash inflow due to the increase in accounts payable, other payables, customer deposit-related parties, taxes payable, as well as the decrease in other receivable totaled of $137.3 million compared to an inflow of $118.5 million during the same period last year.

Overall, the increase in cash used in operating activities is due to our efforts to utilize capital resources to build up raw material inventories.

Investing Activities

Net cash used in investing activities was $56.7 million for the nine months ended September 30, 2010 compared to $167.1 million in the same period of 2009. This change in cash outflow is mainly due to a reduction of equipment purchases.

Financing Activities

Net cash provided by financing activities was $118.1 million for the nine months ended September 30, 2010 compared to $251.7 million in the same period of 2009.

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

We have previously raised money in the U.S. capital markets which has provided the capital needed for our operations and investments activities. Thus, the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operation.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3 for an aggregate offering amount of $60 million was declared effective by the SEC. From time to time we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings. As discussed below, in December 2009, we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants. We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Noncontrolling interests were $59.8 million and $70.1 million as of the September 30, 2010 and December 31, 2009, respectively.

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

Deferred lease income represents the remaining balance of compensation being deferred. As of September 30, 2010 and December 31, 2009, the balance of $47.3 million and $16.5 million represented the balance of remaining deferred lease income respectively.

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

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years
	Dollars amounts in thousands
Bank loans	$178,122	$178,122	$-	$-
Other loans	193,658	193,658		-
Notes payable	302,113	302,113	-	-
Deposits due to sales representatives	45,845	45,845		-
Lease with Bao Gang Group	462	264	198	-
Construction obligations - Longmen Joint Venture and Maoming Hengda Steel	12,507	12,507		-
Iron ore purchase contract by Tianwu	8,000	8,000

Total	$740,707	$740,509	$198	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

In the Original 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of September 30, 2010. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by it in the reports that it files or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Subsequent to the Original 10-Q, we have restated our financial statements as set forth in Item 1 of this Amendment No. 1 based on the specific guidance of the OCA pertaining to the appropriate accounting treatment for certain reimbursements received related to our collaboration with Shaanxi Steel for the construction of equipment by Shaanxi Steel since June 2009. Based upon the guidance received from the OCA, which provided materially different accounting treatment for such reimbursements, management has concluded that the restatements resulted from control deficiencies that represent material weaknesses in our disclosure controls and procedures.

Solely as a result of the material weakness identified with respect to our reporting of complex non-routine transactions, management has re-evaluated our disclosure controls and procedures, and on June 8, 2012, concluded that our disclosure controls and procedures were not effective as of September 30, 2010. Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Amendment No. 1 for the quarter ended September 30, 2010 present, in all material aspects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation

Our management has dedicated significant resources to correcting the accounting items discussed with the OCA and to ensuring that we take proper steps to improve our internal control over financial reporting in the areas of accounting for complex and non-routing transactions.

We have taken a number of mediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions in the aggregate will have a material adverse impact on our financial position, results of operations or liquidity.

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
Director and Chief Financial Officer

