Form 10-K/A
period 2010-12-31
GENERAL STEEL HOLDINGS INC
filed 2012-08-30
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Level 21, Tower B, Jiaming Center

No. 27 Dong San Huan North Road

Chaoyang District,

Beijing, China, 100020

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number: +86 (10) 5775 7691

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

*Please note that while the registrant qualified as an accelerated filer at the time of filing its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2011, as of the date of filing this Amendment No. 1 to Annual Report on Form 10-K, the registrant has exited the accelerated filer status at the end of the fiscal year ended December 31, 2011 and now holds the status as a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $73.5 million. The registrant has no non-voting common equity.

The number of shares outstanding of capital stock as of August 28, 2012 was 56,932,788.

Documents Incorporated by Reference:

Certain information required by Part III is incorporated by reference to the Definitive Proxy Statement in conjunction with the 2011 Annual Meeting of Stockholders of the registrant, which was filed with the Securities and Exchange Commission on May 2, 2011.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No.1”), which amends and restates our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original 10-K”), originally filed on March 16, 2011 with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 restates the following items:

- Part I; Item I – Business;

- Part I; Item IA – Risk Factors;

- Part II; Item 6- Selected Financial Data;

- Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations;

- Part II, Item 8 - Financial Statements and Supplementary Data;

- Part II, Item 9A- Controls and Procedures; and

- Part IV, Item 15- Exhibit, Financial Statement Schedules.

While the Original 10-K is being amended and restated as a whole, except for the Items noted above, no other information included in the Original 10-K is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-K and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K, including any amendment to those filings.

This Amendment No. 1 is being filed in order to restate:

• Our consolidated balance sheets as of December 31, 2010 and 2009 by recording the deferred lease income on the land use right amounted to $57.6 million and $16.5 million, respectively.

• Our consolidated statements of operation and other comprehensive income (loss) for the years ended December 31, 2010, and 2009. As a result, our consolidated net loss attributable to controlling interest for the years ended December 31, 2010, and 2009 increased by $22.3 million and by $5.4 million respectively; and

• Our consolidated statements of changes in equity for the years ended December 31, 2010, and 2009. As a result, our consolidated total shareholder’s equity decreased by $29.4 million and $5.6 million for the years ended December 31, 2010 and 2009, respectively.

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

However, in connection with the preparation of its quarterly report on Form 10-Q for the quarter ended June 30, 2011, the Company revisited the appropriate treatment for these items. Given the complexity, and the unique structure of the transaction and the challenge with respect to finding the appropriate accounting guidance, either by direct application or analogy in relation to various aspects of the transaction, both the Company's current and former auditors agreed that a review by the Office of the Chief Accountant ("OCA") of the SEC with respect to the appropriate accounting treatment for the compensation would be helpful. On April 20, 2012, after several rounds of written and oral communications, the OCA provided the Company with its guidance with respect to the accounting treatment. Upon receipt of the guidance from the OCA, the Company concluded amendment to the Original 10-K was necessary.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented under Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA at Note 2, “Restatement”.

This Amendment No. 1 includes a re-issued dual dated audit report of Frazer Frost, LLP, and new officer certifications are being filed as exhibits to this Amendment No. 1.

PART I

ITEM 1. BUSINESS.

Overview

Our Company was incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. Our Company serves various industries and produces a variety of steel products including: reinforced bars (“rebar”), hot-rolled carbon and silicon sheets, spiral-weld pipes and high-speed wire. Our aggregate annual production capacity of steel products is 7 million crude steel metric tons, of which the majority is rebar. Individual industry segments have unique demand drivers, such as agriculture equipments, infrastructure construction and energy consumption. Domestic economic conditions are also an overall driver for all our products.

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

• Shaanxi Longmen Iron and Steel Co., Ltd.

Effective June 1, 2007, through two subsidiaries, General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd., we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Longmen Joint Venture. Through our two subsidiaries, we invested approximately $39 million cash and collectively hold approximately 60% of Longmen Joint Venture.

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

From 2009 to 2010, we worked with Shaanxi Steel who built new and state-of-the-art equipment, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine. During the period of construction, we provided assistance such as labor and technology while we dismantled the operations of certain small furnaces to accommodate the new production systems. After negotiating with Shaanxi Steel, our subsidiary, Longmen Joint Venture and Shaanxi Steel have entered into an agreement on April 29, 2011 to operate the aforementioned equipment. We paid certain costs on behalf of Shaanxi Steel and economic losses during the construction. On December 22, 2010 we were reimbursed by Shaanxi Steel in the amount of approximately $25.0 million (RMB169.0 million) for the cost that we paid, on behalf of Shaanxi Steel, and compensated by Shaanxi Steel in the amount of approximately $27.1 million (RMB183.1 million) for the economic losses incurred through September 30, 2010.

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

According to Shaanxi provincial government, the total fixed asset investment for Shaanxi province was approximately RMB850 billion (approximately $129 billion) for the year ended December 31, 2010, an increase of 30% over the same period last year.

In January 2011, Shaanxi provincial government announced that it will invest RMB80billion (approximately $12.2 billion) in the construction of hydroprojects, which is triple the amount invested during 11th Five Year National Economic and Social Development Plan. In addition to hydro projects, according to the central government, 5,000 miles of high-speed railway will be built in 2011, with 16,000 miles to be built by 2020. In January 2011, the central government announced its low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with 36 million low-income houses to be built over a five-year period.

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

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Long Steel Group	Iron Ore	23.8%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	13.3%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	7.0%	Others
Shaanxi Yingde gas Co., Ltd.	Gas	3.2%	Others
Shaanxi Longmen Iron & Steel Group Fuping Rolling Co., Ltd.	Iron Ore	2.9%	Others
	Total	50.2%

Baotou Steel Pipe Joint Venture

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Inner Mongolia Chenggang Material Co., Ltd	Steel coil	25.3%	Others
Tianjin Baolai Industry Co., Ltd.	Steel coil	11.2%	Others
Baotou Shunye Material Co., Ltd	Steel coil	8.5%	Others
Tianjin Dazhan Industry Co., Ltd	Steel coil	7.2%	Related Party
Baotou Jiaxiang Material Trading Co., Ltd	Steel coil	6.8%	Others
	Total	59.0%

Maoming Hengda

Name of the Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with GSI
Maoming Dazhongmao Petrochem Co., Ltd.	Billet	38.4%	Others
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	32.4%	Others
	Total	70.8%

Industry consolidation

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020. In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.

On July 12, 2010, the Ministry of Industry & Information Technology Commission issued the Steel Industry Admittance and Operation Qualifications. The new standard specified requirement for all aspects of steel production, which include: size of blast furnace, size of converters, emission of wasted water, dust per ton of steel producing, quantity of coal used for each process of steel making and output capacity commencing in 2009. The new policy once again confirms the central government’s determination to push forward the consolidation of this fragmented industry of more than 800 companies. While the operational conditions become more stringent, more small and medium size companies will likely to aggressively look for valued partners which could lead to opportunities for high quality acquisitions for our Company. We believe the directives have indirectly strengthened our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

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

There have been historical deficiencies with our internal controls which require further improvements, and we are exposed to potential risks from regulations requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

We are exposed to potential risks from regulations requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls, including the material weakness described below, has and could in the future cause our financial reporting to be unreliable, has and could in the future have a material adverse effect on our business, operating results, and financial condition, and has and could in the future cause the trading price of our common stock to fall dramatically.

We and our independent registered public accounting firm have identified a material weakness in our internal control over financial reporting that is described in greater detail in “Item 9A—Controls and Procedures.” Remedying this material weakness and maintaining proper and effective internal controls has and will require substantial management time and attention and has resulted in our incurring substantial incremental expenses. Our outside consultants are assisting us with designing and implementing an adequate risk assessment process to identify complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions. We cannot be certain that further remedies including accounting restatements will not occur in the future. Such remedies, including accounting restatements could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our costs and cause management distraction.

Under the supervision and with the participation of our management, we have and will continue to evaluate our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed and will continue to perform the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred and will continue to incur additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our stock.

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

The Chinese legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedent. Since 1979, China’s legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, China has not developed a fully integrated legal system and the array of new laws and regulations may not be sufficient to cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involves uncertainties. In addition, published government policies and internal rules may have retroactive effects and, in some cases, the policies and rules are not published at all. As a result, we may be unaware of our violation of these policies and rules until sometime later. The laws of China govern our contractual arrangements with our affiliated entities and the enforcement of these contracts and the interpretation of the laws governing these relationships are subject to uncertainty.

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

Registered Owner of Land Use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	41 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	41 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd.*	Ying Fong Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	40 and 43 years

*In the process of changing name to General Steel (China).

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

ITEM 4. (Removed and Reserved).

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

Recent Sales of Unregistered Sale Securities

None

ITEM 6. SELECTED FINANCIAL DATA.

Year ended December, 31

SUMMARY OF OPERATIONS	2010 As restated	2009 As restated	2008	2007	2006
(USD and number of shares in thousands, except per share amounts)
Sales	$1,882,140	$1,679,770	$1,351,203	$772,440	$139,495
Cost of Goods Sold	1,850,725	1,590,958	1,343,275	715,751	135,324
Selling, General, and Administrative Expenses	52,577	41,059	36,942	16,164	2,421
Income (Loss) from operations	(21,162)	47,753	(29,014)	40,525	1,750
Net (Loss) Income
Attributable to Controlling Interest	$(30,006)	$(30,620)	$(11,323)	$22,426	$1,033
(Loss) Earnings per Share, Basic	$(0.56)	$(0.73)	$(0.32)	$0.69	$0.03
(Loss) Earnings per Share, Diluted	$(0.56)	$(0.73)	$(0.32)	$0.69	$0.03
Basic Weighted Average Shares Outstanding	53,113	41,860	35,381	32,425	31,250
Diluted Weighted Average Shares Outstanding	53,113	41,860	35,381	32,558	31,250
LONG TERM OBLIGATIONS
Convertible Notes Payables	$-	$1,050	$7,155	$5,440	-
Derivative Liabilities	$5,573	$23,340	$9,903	$28,483	-

As of December, 31

FINANCIAL DATA	2010	2009	2008	2007	2006
	As restated	As restated
(USD in thousands, except the ratios)
Total Assets	$1,799,380	$1,224,370	$865,714	$478,407	$73,822
Depreciation and Amortization	$41,153	$33,107	$22,414	$10,337	$1,917
Current Ratio	0.72	0.59	0.43	0.67	0.87

Three months ended December, 31
STATEMENT OF
OPERATIONAL DATA	2010	2009	2008	2007	2006
	As restated	As restated
(USD in thousands, except share and per share amounts)
Statement of Operations Data
Sales	$467,161	$463,277	$261,087	$268,192	$42,496
Cost of Goods sold	462,445	449,623	282,662	247,239	42,838
Gross Profit	4,716	13,654	(21,575)	20,953	(342)
Selling, General, and Administrative Expenses	17,204	11,855	8,578	5,894	266
Income (Loss) from Operations	(12,488)	1,799	(30,153)	15,059	(607)
Net income (Loss) Attributable to Controlling Interest	$(18,606)	$(14,652)	$(9,705)	$12,057	$514
Earnings (Loss) per share
Basic	$(0.34)	$ (0. 35 )	$(0.27)	$0.36	$0.01
Diluted	$(0.34)	$(0.35)	$(0.27)	$0.36	$0.01

Balance Sheet Data
Current Assets	$1,139,303	$617,607	$315,445	$232,608	$44,670
Total Assets	$1,799,380	1,224,370	$865,714	$478,407	$73,822
Total Liabilities	$1,677,858	1,066,086	$751,476	$382,974	$53,575
Noncontrolling interest	$51,969	70,148	$54,330	$42,044	$6,186

The financial data included within the proceeding table should be read in conjunction with our Management’s Discussion and Analysis as well as the Financial Statements and Supplementary Data (Items 7 and 8 of this Amendment No. 1), and with our previously filed Original 10-K.

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

Fiscal year 2010 was highlighted by increased sales revenue, formation of a material trading company and compensation for economic losses:

•	Sales revenue increased by 12.0% year-over-year to $1.9 billion, up from $1.7 billion in 2009.
•	The construction of the two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine funded by Shaanxi Steel at the business property of Longmen Joint Venture were finalized.

•	In connection with the construction of the two new blast furnaces, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen Joint Venture and for rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $13.5 million (RMB 89 million) each year for production inefficiencies related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations total $57.7 million (RMB 380 million), among which $52.0 million (RMB 343 million) as of December 31, 2010, was recorded as a deferred sub-lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed.
•	In December 2010, we brought online a new 400,000 metric tons capacity rebar production line at Maoming Hengda’s facility.
•	In September 2010, we formed Tianwu JV with TME Group, one of the largest and most diversified commodity trading groups in China. We hold a 60% controlling interest in Tianwu JV. Tianwu JV will source raw materials including iron ore domestically and overseas, and is expected to supply approximately 20% to 50% of our iron-ore needs amounting to approximately two to three million metric tons on an annual basis.
•	On December 21, 2010, we announced the adoption of a share repurchase program (“Share Repurchase Program”) pursuant to which we may repurchase up to an aggregate of 1,000,000 shares of our common stock. The repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable federal securities laws. The Share Repurchase Program does not have an expiration date. As of December 31, 2010, we have repurchased 316,760 shares of common stock in open market transactions at an average price of $2.7475 price per share.

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

Overview of Company Operations.

Income Statement for the year ended December 31, 2010, 2009 and 2008:

				Percentage Change
	2010	2009	2008	2010 VS 2009	2009 VS 2008
Unit-thousands except share data	As restated	As restated		As restated	As restated
Sales	$1,882,140	$1,679,770	$1,351,203	12.0%	24.3%
Cost of Goods Sold	1,850,725	1,590,958	1,343,275	16.3%	18.4%
Gross Profit	31,415	88,812	7,928	(64.6)%	1020.2%
Gross Profit Margin %	1.7%	5.3%	0.6%	(67.9)%	783.3%
Selling, General and Administrative Expenses	52,577	41,059	36,942	28.1%	11.1%
Income (Loss) from Operations	(21,162)	47,753	(29,014)	(144.3)%	(264.6)%

Total Other Income (expense), net	(33,891)	(54,857)	3,738	(38.2)%	(1567.5)%

Income (Loss) Before Provision for Income Tax and Noncontrolling Interest	(55,053)	(7,104)	(25,276)	675.0%	(71.9)%

Total (Benefit) Provision for Income Taxes	(8,782)	4,449	(5,411)	(297.4)%	(182.2)%
Loss before Noncontrolling Interest	(46,271)	(11,553)	(19,865)	300.5%	(41.8)%
Less: Net Income (loss) Attributable to Noncontrolling Interest	(16,265)	19,067	(8,542)	(185.3)%	(323.2)%
Net Loss Attributable to Controlling Interest	$(30,006)	$(30,620)	$(11,323)	(2.0)%	170.4%
Loss Per Share
Basic	$(0.56)	$(0.73)	$(0.32)	(23.3)%	128.1%
Diluted	$(0.56)	$(0.73)	$(0.32)	(23.3)%	128.1%

Revenue

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

Revenue by Subsidiary and Product					Percentage Change
USD in thousands		2010	2009	2008	2010 VS 2009	2009 VS 2008
		As restated	As restated		As restated	As restated
Subsidiary	Product
Longmen Joint Venture	Rebar	$1,845,577	$1,540,367	$1,182,433	19.8%	30.3%
Others		$36,563	139,403	168,770	(73.8)%	(17.4)%

Total Revenue		$1,882,140	$1,679,770	$1,351,203	12.0%	24.3%

Percentage Change

In thousands metric tons		2010	2009	2008	2010 VS 2009	2009 VS 2008
		As restated	As restated		As restated	As restated
Subsidiary	Product
Longmen Joint Venture	Rebar	3,510	3,420	2,030	2.6%	68.5%
Others		415	439	278	(5.5)%	57.9%

Total Production		3,925	3,859	2,308	1.7%	67.2%

Total Sales Revenue for the fiscal year 2010 increased 12.0% to $1.9 billion from $1.7 billion in last year. The increase in sales revenue compared to last year is predominantly due to the sales volume increase of 1.7% and a 16.1% increase in the average selling price of rebar at Longmen Joint Venture to approximately $524.6 (RMB3,546) in 2010 from approximately $452.0 (RMB3,083) in 2009.

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

Income Statement for the three months ended December 31, 2010 and 2009:

Income Statement			Percentage Change
Unit-thousands except share data	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 Q4
	(Unaudited)		As restated
Sales	$467,161	$463,277	0.8%
Cost of Goods Sold	462,445	449,623	2.9%
Gross Profit	4,716	13,654	(65.5)%
Gross Profit Margin %	1.0%	2.9%	(65.5)%
Selling, General and Administrative Expenses	17,204	11,855	45.1%
Income (loss) from Operations	(12,488)	1,799	(794.2)%
Total Other expense, net	(18,405)	(18,985)	(3.1)%
Income (Loss) Before Provision for Income Tax and Noncontrolling Interest	(30,893)	(17,186)	79.8%
Total Expense (Benefit) for Income Taxes	(3,698)	(1,416)	161.2%

Income (Loss) before Noncontrolling Interest	(27,195)	(15,770)	72.4%

Less: Net Income Attributable to Noncontrolling Interest	(8,589)	(1,118)	668.2%
Net Income (Loss) Attributable to Controlling Interest	$(18,606)	$(14,652)	27.0%
Earnings(Loss) Per Share
Basic	$(0.34)	$(0.35)	(2.9)%
Diluted	$(0.34)	$(0.35)	(2.9)%

Three months ended December 31, 2010 compared to three months ended December 31, 2009

Revenue by Subsidiary and Product
USD in thousands				Percentage Change
Subsidiary	Product	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 Q4 As restated
		(Unaudited)
Longmen Joint Venture	Rebar	456,339	433,489	5.3%
Other		10,822	29,788	(63.7)%
	Total Sales	467,161	463,277	0.8%

Production by Subsidiary and Product (in thousand metric tons)				Percentage Change
Subsidiary	Product	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS2009 Q4 As restated
		(Unaudited)
Longmen Joint Venture	Rebar	805	969	(16.9)%
Other		134	180	(25.6)%
	Total Production	939	1,149	(18.3)%

Total Sales Revenue for the three months ended December 31, 2010 only increased 0.8% to $467.2 million from $463.3 million for the same period last year. The slight increase is predominantly a result of a 25.3% rise in the average selling price of rebar from approximately $447.2 (RMB3,048) in the fourth quarter of 2009 to approximately $560.2 (RMB3,787) in fourth quarter of 2010 and a 18.3% drop of production decrease from 1,149 metric tons in the fourth quarter of 2009 to 939 metric tons in the fourth quarter of 2010 due to the production inefficiency caused by the construction of Shaanxi Steel’s blast furnaces.

Longmen Joint Venture comprised 97.7% of total sales for the fourth quarter of 2010. Compared to the same period in 2009, the production decreased 16.9% to 805,000 metric tons from 969,000 metric tons. The decrease is due to the negative impact of blast furnace construction by Shaanxi Steel, as is more fully described in the gross profit analysis section. Total Sales Revenue of Longmen Joint Venture for the three months ended December 31, 2010 increased 5.3% to $456.3 million from $433.5 million in the same period last year. The increase is predominantly a result of a 25.3% rise in the average selling price of rebar to approximately $560.2 (RMB3,787) in fourth quarter of 2010 from approximately $447.2 (RMB3,048) in the fourth quarter of 2009.

Compared to the same period last year, the sales revenue of other subsidiaries decreased 63.7% to $10.8 million from $29.8 million in the fourth quarter in 2009. The decrease is mainly because we changed the operating model at General Steel (China) and only executed processing contracts at Maoming Hengda which generated less sale revenue in 2010.

Cost of Goods Sold

Fiscal year ended December 31, 2010 compared with fiscal years ended December 31, 2009 and 2008

Cost of Goods Sold				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated

Cost of Goods Sold	$1,369,523	$1,141,471	$999,318	20.0%	14.2%
Cost of Goods Sold - Related Parties	$481,202	$449,487	$343,957	7.1%	30.7%
Total Cost of Goods Sold	$1,850,725	$1,590,958	$1,343,275	16.3%	18.4%

Three months ended December 31, 2010 compared to three months ended December 31, 2009

			Percentage Change
(USD in thousands)	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 Q4 As restated
Cost of Goods Sold	$347,671	$319,082	9.0%
Cost of Goods Sold - Related Parties	$114,774	$130,541	(12.1)%
Total Cost of Goods Sold	$462,445	$449,623	2.9%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 80% of our total cost of sales. As a result, the cost of goods sold increased by 16.3% to $1.9 billion in 2010 from $1.6 billion in the year ago period. The increase is mainly due to the ascending of sales volume and the rise of iron ore and coke price. The cost of goods sold increased 2.9% slightly to $462.4 million in the fourth quarter of 2010 from $449.6 million in the same period of 2009 due to the negative impact of Shaanxi Steel’s construction and production inefficiencies in the fourth quarter of 2010 and which is discussed in detail in the following section.

Gross Profit

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated

Gross Profit	$31,415	$88,812	$7,928	(64.6)%	1,020.2%
Gross Profit Margin	1.7%	5.3%	0.6%

Gross profit for 2010 decreased 64.6% to $31.4 million from $88.8 million in 2009. The decrease is primarily attributable to a drop in gross profit at Longmen Joint Venture because the costs for production inefficiencies from construction of furnaces that Shaanxi Steel compensated are recorded as deferred lease income. The purchase price of our primary raw materials including iron ore and coke increased in 2010, which had a negatively impact on gross profit margin.

Three months ended December 31, 2010 compared to three months ended December 31, 2009

(USD in thousands)			Percentage Change
	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 V4 As restated
	(Unaudited)
Gross Profit	$4,716	$13,654	(65.5)%
Gross Profit Margin	1.0%	2.9%

The gross margin decreased in the fourth quarter 2010 to 1.0% compared to 2.9% in the same period last year. The decrease is predominantly due to certain fees and costs for production inefficiencies from construction of furnaces that Shaanxi Steel compensated but recorded as deferred lease income. The deferred lease income will be amortized over the 40 year sub-lease term at Longmen Joint Venture during the construction of blast furnaces by Shaanxi Steel.

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2010 compared with fiscal year ended December 31, 2009 and 2008

Selling, General and Administrative Expenses				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated

Selling, General and Administrative expenses	$52,577	$41,059	$36,942	28.1%	11.1%

Selling, General and Administrative expenses as percentage of sales	2.8%	2.4%	2.7%

SG&A Expenses increased 28.1% to $52.6 million in 2010 compared to $41.1 million in 2009. The increase is mainly due to the climbing transportation and sales agent charges at Longmen Joint Venture related to the increase of shipping volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing. SG&A expenses as a percentage of revenue increased slightly to 2.8% for 2010 from 2.4% in 2009 and 2.7% in 2008.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

(USD in thousands)	2010 Q4 As restated	2009 Q4 As restated	Percentage Change 2010 Q4 VS 2009 Q4 As restated
	(Unaudited)
Selling, General and Administrative expenses	$17,204	$11,855	45.1%
SG&A/Revenue %	3.7%	2.6%

Selling, general and administrative expenses, including transportation charges, executive compensation, office expenses, legal and accounting charges, travel charges, equipment maintenance and various taxes increased 45.1% to $17.2 million for the three months ended December 31, 2010 compared to $11.9 million in the same period of 2009. The increase is mainly due to the rising transportation and sales agent charges on long distance deliveries outside of Shaanxi province.

Selling, general and administrative expenses as a percentage of revenue increased to 3.7% for the fourth quarter of 2010 from 2.6% in the same period of 2009. The increase is mainly due to the rising transportation and sales agent charges on long distance deliveries outside of Shaanxi province.

Income (Loss) from Operations

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated

Income (Loss) from Operations	$(21,162)	$47,753	$(29,014)	(144.3)%	(264.6)%

The loss from operations in 2010 amounted to $21.2 million, as compared to income of $47.8 million income for the same period last year. The decrease is predominantly due to the drop in gross profit caused by higher purchase price of iron ore and coke in 2010 and costs for production inefficiencies from construction of furnaces that Shaanxi Steel compensated but recorded as deferred lease income.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

(USD in thousands)			Percentage Change
	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 Q4 As restated
	(Unaudited)
Income (Loss) from Operations	$(12,488)	$1,799	(794.2)%

Loss from operations for the three months ended December 31, 2010 decreased to $12.5 million from $1.8 million income for the same period last year. The decrease is primarily due to the revenue loss and cost increase from the production inefficiency caused by the construction of blast furnaces of Shaanxi Steel. Also costs for production inefficiencies from construction of the furnaces that Shaanxi Steel compensated but recorded as deferred lease income, has resulted in an extra decrease.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2010 compared with fiscal years ended December 31, 2009 and 2008

Total Other Income (Expense), Net				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated
Interest Income	$6,154	3,334	$4,251	84.6%	$(21.6)%
Finance/interest expense	(51,283)	(27,843)	(23,166)	84.2%	20.2%
Change in Fair Value of Derivative Liabilities	15,055	(33,159)	12,821	(145.4)%	(358.6)%
Gain from Debt Extinguishment	-	7,331	7,169	-	2.3%
Government Grant	-	3,430	-	-	-
Loss on Disposal of Fixed Assets	(9,447)	(15,265)	-	(38.1)%	-
Realized income from future contract	1,424	-	-	-	-
Income from Investment	6,383	6,257	1,896	2.0%	230.0%
Lease Income	943	119	-	692.4%	-
Other Non-operating Income, net	(3,120)	939	767	(432.3)%	22.4%
Total Other (Expense) Income, Net	(33,891)	(54,857)	3,738	(38.2)%	(1,567.5)%

Total other expenses for the year ended December 31, 2010 were $33.9 million compared to $54.9 million in 2009 and total other income of $3.7 million in 2008.

The decrease of total other expenses, net was mainly a result of the combined effect of a $23.4 million increase in Finance/Interest expense and a gain of $48.2 million in the change in fair value of derivative liabilities.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

OTHER INCOME(EXPENSE), NET		Percentage Change
(USD in thousands)	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 Q4 As restated
	(Unaudited)
Interest Income	$2,678	$866	209.2%
Finance/interest Expense	(13,666)	(9,421)	45.1%
Change in Fair Value of Derivative Liabilities	1,476	(9,931)	(114.9)%
Gain from Debt Extinguishment	-	4,399	-%
Government Grant	(1,381)	-	-%
Gain from Investment in Future Contracts	1,424	-	-%
Loss on Disposal of Fixed assets	(9,447)	(15,265)	(38.1)%
Income from Investment	2,316	2,596	(10.8)%
Lease Income	345	82	320.7%
Other Non-operating Expense, net	$(2,150)	$7,692	(128.4)%
Total Other Expense, net	$(18,405)	$(18,985)	(3.1)%

Total other expenses, net for the three months ended December 31, 2010 were $18.4 million, a 3.1% decrease compared to $19.0 million in the same period last year. The decrease of total other expenses, net was mainly a result of the combined effect of a $4.2 million increase in Finance/Interest expense, a $9.5 million loss on disposal of fixed assets and a loss of $1.5 million in the change in fair value of derivative liabilities.

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

Net Income (Loss) Before Noncontrolling Interest

Fiscal year ended December 31, 2010 compared with fiscal year ended December 31, 2009 and 2008

Net Income (Loss) Before Noncontrolling Interest				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated

Net loss before noncontrolling interest	$(46,271)	$(11,553)	$(19,865)	300.5%	(41.8)%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

	2010 Q4 As restated	2009 Q4 As restated	Percentage Change As restated
	(Unaudited)

Net loss before noncontrolling interest	$(27,195)	$(15,770)	72.4%

Net (Loss) Income attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
USD in thousands	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated
Net loss before noncontrolling interest	$(46,271)	$(11,553)	$(19,865)	300.5%	(41.8)%
Less: Net income (loss) attributable to noncontrolling interest	$(16,265)	$19,067	$(8,542)	(185.3)%	(323.2)%
Net loss attributable to controlling interest	$(30,006)	$(30,620)	$(11,323)	(2.0)%	170.4%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

(USD in thousands)			Percentage Change
	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS 2009 Q4 As restated
	(Unaudited)
Net loss before noncontrolling interest	$(27,195)	$(15,770)	72.4%
Less: Net loss attributable to noncontrolling interest	$(8,589)	$(1,118)	668.2%
Net loss attributable to controlling interest	$(18,606)	$(14,652)	27.0%

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

(Loss) Earnings per Share

Fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 and 2008

				Percentage Change
(in thousands, except earnings per share)	2010 As restated	2009 As restated	2008	2010 VS 2009 As restated	2009 VS 2008 As restated
Net loss attributable to controlling interest	$(30,006)	$(30,620)	$(11,323)	(2.0)%	170.4%

Weighted average number of shares

Basic	53,113	41,860	35,381	26.9%	18.3%
Diluted	53,113	41,860	35,381	26.9%	18.3%

Loss per share

Basic	$(0.56)	$(0.73)	$(0.32)	(23.3)%	128.1%
Diluted	$(0.56)	$(0.73)	$(0.32)	(23.3)%	128.1%

Three months ended December 31, 2010 compared three months ended December 31, 2009

(in thousands, except earnings per share)			Percentage Change
	2010 Q4 As restated	2009 Q4 As restated	2010 Q4 VS2009 Q4 As restated
	(Unaudited)
Net loss attributable to controlling interest	$(18,606)	$(14,652)	27.0%

Weighted average number of shares
Basic	54,704	41,860	30.7%
Diluted	54,704	41,860	30.7%

Loss per share
Basic	$(0.34)	$(0.35)	(2.9)%
Diluted	$(0.34)	$(0.35)	(2.9)%

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

For the three months ended December 31, 2010, we had a total tax benefit of $3.7 million. For the years ended December 31, 2010, we had a total tax benefit of $8.8 million.

We had cumulative undistributed deficit of foreign subsidiaries of approximately $21.3 million as of December 31, 2010. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Accounts Receivable

Accounts receivable and accounts receivable-related party were $22.7 million as of December 31, 2010 has decreased from $27.4 million on December 31, 2009. This decrease was due to a combination effect of increase of accounts receivable and decrease of accounts receivable-related parties. Accounts receivable has increased to $18.5 million as of December 31, 2010 from $9.1 million as of December 31, 2009 due to the fact that we have extended the payment terms with certain government projects.

Inventories

We had an inventory balance of $453.6 million as of December 31, 2010 compared to $177.4 million as of December 31, 2009. Such balance is comprised of raw material and finished products. The increase of raw materials at the end of 2010 is due to the management’s expectation of price rise and preparation for the test run of the new furnaces.

	December 31,2010	December 31,2009	Percentage Change
(in thousands)	As restated	As restated	As restated

Supplies	$13,733	$12,235	12.2%
Raw materials	381,178	134,874	182.6%
Finished goods	58,725	30,260	94.1%
Total inventories	$453,636	$177,369	155.8%

Quarterly Data

Year Ended December 31,	First	Second	Third	Fourth
(In thousands except per share data	Quarter	Quarter	Quarter	Quarter	Full Year
	As restated
2010
Revenues	$453,023	$501,679	$460,277	$467,161	$1,882,140
Gross profit	$5,746	$7,364	$13,589	$4,716	$31,415
Net loss attributable to controlling Interest	$(5,612)	$(2,004)	$(3,784)	$(18,606)	$(30,006)
Basic loss per Share	$(0.11)	$(0.04)	$(0.07)	$(0.34)	$(0.56)
Diluted loss per Share	$(0.11)	$(0.04)	$(0.07)	$(0.34)	$(0.56)

2009
Revenues	$322,794	$408,947	$484,752	$463,277	$1,679,770
Gross profit	$12,921	$22,499	$39,738	$13,654	$88,812
Net income (loss) attributable to controlling Interest	$7,334	$(31,789)	$8,487	$(14,652)	$(30,620)
Basic earnings (loss) per Share	$0.20	$(0.80)	$0.19	$(0.35)	$(0.73)
Diluted earnings (loss) per Share	$0.20	$(0.80)	$0.17	$(0.35)	$(0.73)

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

Short-term notes payable

As of December 31, 2010, we had $480.2 million in short-term notes payables liabilities, which are secured by restricted cash of $167.7 million and restricted notes receivable of $159.3 million and other assets. These are lines of credit extended by banks for a maximum of 6 months and used to finance working capital. The short-term notes payables must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to inject liquidity into the Chinese monetary system.

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

Cash-flow

Operating activities

Net cash used in operating activities for the year ended December 31, 2010 was an outflow $164.2 million compared to an inflow $4.8 million in the same period of 2009. This change was mainly due to the combination of the following factors:

Some non-cash items included in net income resulting an impact of $21.9 million on the cash flow statement in 2010, compared to $71.1 million in the same period in 2009. The non-cash items are the following:

-	depreciation and amortization
-	debt extinguishment
-	bad debt allowance

-	inventory written-off
-	impairment of long-lived assets
-	gain/loss on disposal of equipment
-	stock issued for services and compensation
-	net income from compensation
-	make whole shares interest expense on notes conversion
-	amortization of deferred note issuance cost and discount on convertible notes
-	change in fair value of derivative instrument
-	income from investment
-	deferred tax assets

The primary reasons for the material fluctuations in cash inflow are as follow:

1.	Accounts payable/Accounts payable – related parties: the increase in accounts payable is mainly due to the increased raw material purchase for the trial production of the two new blast furnaces systems and the management expected that the raw materials purchase price and steel sales prices are going to be increased in the first quarter of 2011 and intended to storage more inventories.
2.	Other payables – related parties: the increase is mainly due to additional borrowing from the entities that are under common control by our CEO
3.	Deferred Lease Income: the increase is mainly due to the receipt of compensation in related to the construction of two new blast furnaces systems in the fourth quarter of 2010 that will be deferred for future periods.

The primary reasons for the material fluctuations in cash outflows are as follow:

1.	Other receivables – related parties: the increase is mainly due to the additional borrowings to the entities that are under common control by our CEO
2.	Inventories: the increase is mainly due to the increase of their raw materials storage for the trial production of the two new blast furnaces systems and the management expected that the raw materials purchase price and steel sales prices are going to be increased in the first quarter of 2011 and intended to storage more inventories.
3.	Customer deposit: the decrease is mainly due to the completion of our customers’ orders during 2010.

Investing activities

Net cash used by investing activities was $86.9 million for the year ended December 31, 2010 compared to $166.3 million for the year ended December 31, 2009. Fluctuation in cash outflow between two periods was mainly due to the equipment purchases and advance on equipment purchases for the production line relocated from Maoming Hengda to Longmen Joint Venture in 2010, which improved the useful life of the production line, as well as the quality of the goods and efficiency of the production as a result of the technical updates. In 2009, our cash flow is mainly due to the equipment purchases in relation to our two 1,280 cubic meter blast furnaces at Longmen Joint Venture.

Financing activities

Net cash provided by financing activities was $232.4 million for the year ended December 31, 2010 compared to $228.8 million for the year ended December 31, 2009.

Compared to same the period in 2009, the increase of cash inflow from financing activities was mainly driven by the following:

1.	Short term loan: The Company increased more loan borrowing from the bank compared to the same period last year
2.	Notes payables: The Company increased more notes borrowing from the bank to settling the payables to suppliers

Compared to the same period in 2009, the increase of cash outflow from financing activities was mainly driven by the increase in restricted notes receivable as the Company has notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks, which is consistent to the increase of the loans and notes borrowings.

Substantially, all of our operations are conducted in China and substantially all of our assets are located in China. In addition, substantially all of our transactions are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, China has strict rules for converting RMB to other currencies and the transfer of funds from PRC subsidiaries to the offshore structure and the U.S. holding companies.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2010. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

Compliance with environmental laws and regulation

Longmen Joint Venture:

Along with our joint venture partner Longmen Steel Group and Shaanxi Steel, we have invested RMB580 million in a series of comprehensive projects to reduce its waste emissions of coal gas, water, and solid waste. In 2005, we received ISO 14001 certification for our overall environmental management system. We have received several awards from the Shaanxi provincial government as a result of our increased effort in environmental protection.

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

	Payment due by period
	Less than
Contractual obligations	Total As restated	1 year As restated	1-3 years	4- 5 years As restated
	Dollars amounts in thousands
Bank loans	$285,198	$285,198	$-	$-
Other loans	233,280	142,260	-	91,020
Notes payable	480,152	480,152	-	-
Deposits due to sales representatives	52,079	52,079		-
Lease with Bao Gang Group	410	273	137	-
Construction obligations - Longmen Joint Venture and Maoming Hengda	13,912	13,912	-	-
Total	$1,065,031	$973,874	$137	$91,020

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

As a result, we reclassified noncontrolling interests in the amounts of $52.0 million and $70.1 million from the mezzanine section to equity on December 31, 2010 and 2009 balance sheets, respectively.

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

Deferred lease income represents the remaining balance of compensation being deferred. As of December 31, 2010 and December 31, 2009, the balance of $57.6 million and $16.5 million represented the balance of remaining deferred lease income respectively.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Steel Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Steel Holdings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2011, except for the effects of the material weakness described in the ninth paragraph of that report, as to which the date is August 29, 2012, expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Frazer Frost, LLP

Brea, California

March 16, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is August 29, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(In thousands, except per share data)

(As restated)

ASSETS
	2010	2009
CURRENT ASSETS:
Cash	$65,271	$82,118
Restricted cash	197,797	192,041
Notes receivable	49,147	29,185
Restricted notes receivable	240,298	-
Accounts receivable, net	18,500	9,140
Accounts receivable - related parties	4,160	18,225
Other receivables, net	11,150	5,357
Other receivables - related parties	10,938	43,620
Dividend receivable	-	3,926
Inventories	453,636	177,369
Advances on inventory purchase	24,577	28,407
Advances on inventory purchase - related parties	6,187	2,995
Prepaid expense	5,018	692
Prepaid value added tax	37,323	19,488
Deferred tax assets	15,301	5,044
TOTAL CURRENT ASSETS	1,139,303	617,607

PLANT AND EQUIPMENT, net	602,612	552,114

OTHER ASSETS:
Advances on equipment purchase	14,898	8,419
Investment in unconsolidated subsidiaries	17,456	20,022
Long-term deferred expense	1,439	2,069
Intangible assets, net of accumulated amortization	23,672	23,733
Note issuance cost	-	406
TOTAL OTHER ASSETS	57,465	54,649

TOTAL ASSETS	$1,799,380	$1,224,370

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$480,152	$254,608
Accounts payable	241,367	158,126
Accounts payable - related parties	79,694	48,151
Short term loans - bank	285,198	148,968
Short term loans - others	127,712	183,578
Short term loans - related parties	14,548	11,751
Other payables and accrued liabilities	30,087	30,596
Other payables - related parties	18,214	5,760
Customer deposits	133,464	118,900
Customer deposits - related parties	54,922	3,041
Deposit due to sales representatives	52,079	49,544
Taxes payable	6,237	12,186
Deferred lease income	57,591	16,487
TOTAL CURRENT LIABILITIES	1,581,265	1,041,696

NONCURRENT LIABILITIES:
Long term loans - related parties	91,020	-
TOTAL NONCURRENT LIABILITIES	91,020	-

CONVERTIBLE NOTES PAYABLE, net of debt discount of $0 and $2,250 as of December 31, 2010 and 2009, respectively	-	1,050

DERIVATIVE LIABILITIES	5,573	23,340

TOTAL LIABILITIES	1,677,858	1,066,086

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2010 and 2009	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 54,678,083 and 51,618,595 issued, 54,522,973 and 51,618,595 outstanding as of December 31, 2010 and 2009, respectively	55	52
Treasury stock, $0.001 par value, 316,760 shares as of December 31, 2010	(871)	-
Paid-in-capital	104,970	95,588
Statutory reserves	6,202	6,162
Accumulated deficits	(51,793)	(21,787)
Accumulated other comprehensive income	10,987	8,118
TOTAL SHAREHOLDER'S EQUITY	69,553	88,136

NONCONTROLLING INTERESTS	51,969	70,148

TOTAL EQUITY	121,522	158,284

TOTAL LIABILITIES AND EQUITY	$1,799,380	$1,224,370

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands, except per share data)

	2010	2009	2008
	As restated	As restated

SALES	$1,392,770	$1,205,191	$1,004,848

SALES - RELATED PARTIES	489,370	474,579	346,355
TOTAL SALES	1,882,140	1,679,770	1,351,203

COST OF GOODS SOLD	1,369,523	1,141,471	999,318

COST OF GOODS SOLD - RELATED PARTIES	481,202	449,487	343,957
TOTAL COST OF GOODS SOLD	1,850,725	1,590,958	1,343,275

GROSS PROFIT	31,415	88,812	7,928

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	52,577	41,059	36,942

INCOME (LOSS) FROM OPERATIONS	(21,162)	47,753	(29,014)

OTHER INCOME (EXPENSE)
Interest income	6,154	3,334	4,251
Finance/interest expense	(51,283)	(27,843)	(23,166)
Change in fair value of derivative liabilities	15,055	(33,159)	12,821
Gain from debt extinguishment	-	7,331	7,169
Government grant	-	3,430	-
Loss on disposal of fixed assets	(9,447)	(15,265)	-
Realized income from future contracts	1,424	-	-
Income from equity investments	6,383	6,257	1,896
Lease income	943	119	-
Other non-operating (expense) income, net	(3,120)	939	767
Total other income (expense), net	(33,891)	(54,857)	3,738

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(55,053)	(7,104)	(25,276)

PROVISION FOR INCOME TAXES
Current	1,267	2,154	1,424
Deferred	(10,049)	2,295	(6,835)
Total (benefit) provision for income taxes	(8,782)	4,449	(5,411)

NET LOSS BEFORE NONCONTROLLING INTEREST	(46,271)	(11,553)	(19,865)

Less: Net income (loss) attributable to noncontrolling interest	(16,265)	19,067	(8,542)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(30,006)	(30,620)	(11,323)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	2,869	(587)	5,420
Comprehensive income attributable to noncontrolling interest	1,754	349	3,654

COMPREHENSIVE LOSS	$(25,383)	$(30,858)	$(2,249)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	53,113,177	41,860,238	35,381,210

LOSS PER SHARE
Basic & Diluted	$(0.56)	$(0.73)	$(0.32)

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits			Accumulated other
							Paid-in	Statutory		Contribution	comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	Par value	capital	reserves	Unrestricted	receivable	income	interest	Totals

BALANCE, December 31, 2007	3,092,899	$3	34,634,765	$35	-	-	$23,429	$3,632	$22,686	$(960)	$3,285	$43,322	$95,432

Net loss attributable to controlling interest									(11,323)				(11,323)
Net income attributable to noncontrolling interest												(8,542)	(8,542)
Adjustment to statutory reserve								1,270	(1,270)				-
Common stock issued for compensation			491,804	0.49			3,929						3,929
Common stock transferred by CEO for compensation							207						207
Common stock issued for consulting fee			100,000	0.10			360						360
Common stock issued for public relations			25,000	0.03			90						90
Common stock issued for cash			140,000	0.14			700						700
Acquired noncontrolling interest												15,896	15,896
Notes converted to common stock			541,299	0.54			6,103						6,104
Make whole shares issued on notes conversion			195,965	0.18			2,310						2,310
Foreign currency translation adjustments											5,420	3,654	9,074

BALANCE, December 31, 2008	3,092,899	$3	36,128,833	$36	-	$-	$37,128	$4,902	$10,093	$(960)	$8,705	$54,330	$114,237

Net loss attributable to controlling interest, as restated									(30,620)				(30,620)
Net income attributable to noncontrolling interest, as restated												19,067	19,067
Disposal of subsidiaries												(293)	(293)
Distribution of dividend to noncontrolling shareholders												(3,305)	(3,305)
Adjustment to statutory reserve								1,260	(1,260)				-
Common stock issued for compensation			596,650	0.77			1,875						1,876
Common stock issued for interest payments			196,305	0.20			745						745
Common stock issued for repayment of debt			300,000	0.30			1,800						1,800
Notes converted to common stock			7,045,274	7.05			32,072						32,079
Make whole shares issued on notes conversion			1,795,977	1.80			7,085						7,087
Common stock transferred by CEO for compensation							276						276
Reduction of registered capital										960			960
Common stock issued for private placement			5,555,556	5.56			14,607						14,613
Foreign currency translation adjustments, as restated											(587)	349	(238)

BALANCE, December 31, 2009, as restated	3,092,899	$3	51,618,595	$52	-	$-	$95,588	$6,162	$(21,787)	$-	$8,118	$70,148	$158,284

Net loss attributable to controlling interest, as restated									(30,006)				(30,006)
Net income attributable to noncontrolling interest, as restated												(16,265)	(16,265)
Distribution of dividend to noncontrolling shareholders												(3,934)	(3,934)
Noncontrolling interest acquired												(1,270)	(1,270)
Registered capital received from noncontrolling shareholders												1,182	1,182
Adjustment to special reserve								40				354	394
Common stock issued for compensation			733,300	0.73			2,201						2,202
Common stock issued for repayment of debt			928,163	0.93			2,403						2,404
Common stock transferred by CEO for compensation							276						276
Notes converted to common stock			1,208,791	1.21			3,544						3,545
Make whole shares issued on notes conversion			271,507	0.27			741						741
Common stock issued for accrued interest on notes			79,377	0.08			217						217
Treasury stock purchased			(316,760)	(0.32)	316,760	(871)							(871)
Foreign currency translation adjustments, as restated											2,869	1,754	4,623

BALANCE, December 31, 2010, as restated	3,092,899	$3	54,522,973	$55	316,760	$(871)	$104,970	$6,202	$(51,793)	$-	$10,987	$51,969	$121,522

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009  AND 2008

(In thousands, except per share data)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	As restated	As restated
Consolidated net loss	$(46,271)	$(11,553)	$(19,865)
Adjustments to reconcile net loss to cash used in (provided by) operating activities:
Depreciation and amortization	41,153	33,107	22,414
Debt extinguishment	-	(7,331)	(7,169)
Bad debt allowance	326	(714)	704
Inventory written-off	1,061	(1,533)	2,204
Impairment of long-lived assets	1,747	-	-
Loss (gain) on disposal of equipment	8,257	12,995	(598)
Stock issued for services and compensation	2,479	2,063	2,723
Net income from compensation	(1,377)	-	-
Make whole shares interest expense on notes conversion	1,130	2,892	2,310
Amortization of deferred note issuance cost and discount on convertible notes	17	60	833
Change in fair value of derivative instrument	(15,055)	33,159	(12,821)
Income from investment	(7,806)	(6,257)	(1,896)
Deferred tax assets	(10,058)	2,700	(6,937)
Changes in operating assets and liabilities
Notes receivable	(18,498)	9,017	(33,064)
Accounts receivable	(8,647)	18,911	2,091
Accounts receivable - related parties	14,065	(37,829)	(18,275)
Other receivables	(3,210)	3,526	(2,426)
Other receivables - related parties	(38,524)	6,666	2,423
Inventories	(270,046)	(116,196)	29,220
Advances on inventory purchase	4,681	52,655	19,916
Advances on inventory purchase - related parties	13,782	(13,341)	7,814
Accounts payable	76,003	10,421	11,975
Accounts payable - related parties	45,480	55,445	44,725
Other payables and accrued liabilities	(1,527)	12,578	(8,828)
Other payables - related parties	30,618	(13,346)	(1,482)
Customer deposits	(24,433)	(23,400)	95,132
Customer deposits - related parties	18,855	(14,319)	(2,287)
Taxes payable	(19,543)	(22,067)	(22,443)
Deferred lease income	41,104	16,487	-
Net cash (used in) provided by operating activities	(164,237)	4,796	106,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	741	(61,303)	(87,121)
Acquired long term investment	(2,021)	(6,597)	-
Dividend receivable		-
Cash proceeds from disposal of long-term investment	8,137	4,912	2,782
Cash proceeds from investment in future contracts	1,424	-	-
Long-term other receivable	-	-	(4,788)
Cash proceeds from sales of equipment	1,828	7,231	598
Advance on equipment purchases	(7,106)	1,604	(8,029)
Equipments purchase and intangible assets	(89,916)	(112,194)	(194,644)
Net cash used in investing activities	(86,913)	(166,347)	(291,202)

CASH FLOWS FINANCING ACTIVITIES:
Notes receivable - restricted	(234,342)	-	13,158
Dividend payable	-	(2,343)	(815)
Cash received on stock issuance	-	23,090	700
Payments made for treasury stock acquired	(870)	-	-
Capital contributed by noncontrolling interest	1,184	-	-
Payments made to dividend distribution	(2,855)	-	-
Borrowings on short term loans - bank	327,807	174,290	71,057
Payments on short term loans - bank	(199,905)	(93,212)	(103,641)
Borrowings on short term loan - others	152,517	159,296	87,207
Payments on short term loans - others	(174,913)	(126,650)	(53,031)
Borrowings on short term loan - related parties	71,714	4,398	7,222
Payments on short term loans - related parties	(11,850)	-	(7,693)
Borrowings on short term notes payable	905,124	636,136	335,870
Payments on short term notes payable	(693,633)	(587,598)	(200,416)
Borrowings on long term loan - related parties	91,020	-	-
Deposits due to sales representatives	1,431	41,370	4,782
Net cash provided by financing activities	232,429	228,777	154,400

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,874	(3)	1,591

(DECREASE) INCREASE IN CASH	(16,847)	67,223	(28,818)

CASH, beginning of period	82,118	14,895	43,713

CASH, end of period	$65,271	$82,118	$14,895

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$2,404	$82,118	$-
Other receivable - related parties offset with short-term loans of the same related party	$43,323	$-	$-

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

Note 2 – Restatement

This financial statements contain restatements related to the certain reimbursements received related to its collaboration with Shaanxi Iron and Steel Group Co., Ltd. ("Shaanxi Steel") on the construction of equipment by Shaanxi Steel during the period from June 2009 to March 2011.

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

As a result of the restatement, the deferred lease income on the land used right was $57.6 million and $16.5 million as of December 31, 2010 and 2009, respectively. For the year ended December 31, 2010 and 2009, the Company recognized deferred lease income of $942,619 and $118,900, respectively. The net loss attributable to controlling interest increased by $22.3 million and $5.4 million for the years ended December 31, 2010 and 2009, respectively.

The impact of these restatements on the December 31, 2010 and 2009 financial statements is reflected in the following table:

(In thousands except earnings per share)

	December 31, 2010			December 31, 2009
Consolidated Balance Sheets	Original	Restatement	Restated	Original	Restatement	Restated
Current Assets	$1,154,591	$(15,288)	$1,139,303	$615,278	$2,329	$617,607
Plant and Equipments, net	602,612	-	602,612	555,111	(2,997)	552,114
Total Assets	1,814,668	(15,288)	1,799,380	1,228,064	(3,694)	1,224,370
Total Liabilities	1,644,765	33,093	1,677,858	1,061,735	4,351	1,066,086
Accumulated Deficits	(24,086)	(27,707)	(51,793)	(16,411)	(5,376)	(21,787)
Total Shareholders' Equity	98,986	(29,433)	69,553	93,731	(5,595)	88,136
Consolidated Statements of Operation
Gross Profit	$71,913	$(40,498)	$31,415	$88,554	$258	$88,812
Other Expense, net	(28,561)	(5,330)	(33,891)	(45,008)	(9,849)	(54,857)
Net Loss Attributable to Controlling Interest	(7,675)	(22,331)	(30,006)	(25,244)	(5,376)	(30,620)

Loss Per Share
Basic & Diluted	(0.14)	(0.42)	(0.56)	(0.60)	(0.13)	(0.73)

Consolidated Statements of Cash Flow
Consolidated net loss	$(7,487)	$(38,784)	$(46,271)	$(3,681)	$(7,872)	$(11,553)
Net cash (used in) provided by operating activities	(165,089)	852	(164,237)	4,798	(2)	4,796
Net cash used in investing activities	(88,764)	1,851	(86,913)	(63,674)	(102,673)	(166,347)
Net cash provided by financing activities	234,280	(1,851)	232,429	126,104	102,673	228,777

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, have assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. For the years ended December 31, 2008, 2009 and 2010, 97.4%, 99.7% and 92.1% sales of Hualong were generated through sales to Longmen Joint Venture, respectively.

Tongxing

Longmen Joint Venture holds a 22.76% equity interest in Tongxing and hundreds of employees of Longmen Joint Venture own the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% has assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights have been assigned through the date Tongxing ceases its business operation or the employees sell their interest in Tongxing. Tongxing’s business highly relies on Longmen Joint Venture. Tongxing’s rebar processing is fully and solely engaged by Longmen Joint Venture. The metallurgical coke produced has been primarily sold to Longmen Joint Venture until August 2010 when the coke ovens were dismantled. Tongxing’s sales to Longmen Joint Venture has accounted for 98.3%, 98.4% and 98.4% of the total revenue for the year ended December 31, 2008, 2009 and 2010, respectively.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder has assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. For the consecutive three years from 2008 to 2010, more than 90% of its sales were generated through selling iron ore to Longmen Joint Venture, directly and indirectly.

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

Translation adjustments included in accumulated other comprehensive income amounted to $11.0 million and $8.1 million as of December 31, 2010 and 2009, respectively. The balance sheet amounts, with the exception of equity at December 31, 2010 and 2009 were translated at 6.59 RMB and 6.82 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2010, 2009 and 2008 were 6.76 RMB, 6.82 RMB and 7.07 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Total investment income in unconsolidated subsidiaries amounted to $6.4 million and $6.3 million for the years ended December 31, 2010 and 2009, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Customer deposits (as restated)

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2010 and 2009, customer deposits amounted to $188.4 million and $121.9 million, including deposits paid to relate parties, which amounted to $54.9 million and $3.0 million, respectively.

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

Deferred lease income represents the remaining balance of compensation being deferred. As of December 31, 2010 and December 31, 2009, the balance of $57.6 million and $16.5 million represented the balance of remaining deferred lease income respectively.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 4 – Accounts receivable, net (as restated)

Accounts receivable, excluding related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2010 As restated	December 31,2009 As restated
	(in thousands)	(in thousands)
Accounts receivable	$18,796	$9,630
Less: allowance for doubtful accounts	(296)	(490)
Net accounts receivable	$18,500	$9,140

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Movement of allowance for doubtful accounts is as follows:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
Beginning balance	$490	$401
Charge to expense	174	246
Less Write-off	(386)	(157)
Exchange rate effect	18	-
Ending balance	$296	$490

Note 5 – Inventories (as restated)

Inventories consist of the following:

	December 31, 2010	December 31, 2009
	As restated	As restated
	(in thousands)	(in thousands)
Supplies	$13,733	$12,235
Raw materials	381,178	134,874
Finished goods	58,725	30,260
Total inventories	$453,636	$177,369

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

Note 6 – Plant and equipment, net (as restated)

Plant and equipment consist of the following:

	December 31, 2010	December 31, 2009
	As restated	As restated
	(in thousands)	(in thousands)
Buildings and improvements	$116,294	$121,837
Machinery	502,958	464,070
Transportation and other equipment	13,253	8,660
Construction in progress	65,749	31,715
Subtotal	698,254	626,282
Less accumulated depreciation	(95,642)	(74,168)
Total	$602,612	$552,114

Construction in progress consisted of the following as of December 31, 2010:

Construction in progress	Value	Estimated completion	Estimated additional cost
description	In thousands	date	In thousands
Employee cafeteria	$4,527	July 2011	$1,070
3# lime stone grinding machine	2,572	In trial production	-
Rebar production line	51,969	June 2011	3,078
Transformation of slag processing	1,392	September, 2011	7,892
Grand handling for new material yard	1,088	May 2011	85
Other	4,201	By the end of 2011	3,669
Total	$65,749		$15,794

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

Note 8 – Debt (as restated)

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

Short term loans due to banks, related parties and other parties consisted of the following:

	December 31, 2010	December 31, 2009
	(in thousands)	(in thousands)
General Steel (China): Loan from banks in China, due various dates from March 2011 to October 2011. Weighted average interest rate 6.0% per annum; some are guaranteed by third parties while others are secured by equipment and inventory.	$24,220	$25,476
Longmen Joint Venture: Loan from banks in China, due various dates from February to November 2011. Weighted average interest rate 6.0% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory.	260,978	123,492
Total short-term loans - bank	$285,198	$148,968

	December 31, 2010 As restated	December 31, 2009 As restated
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to June 2011, and weighted average interest rates 6.0% per annum.	$75,380	$91,106
Longmen Joint Venture: due on demand, average interest rates ranging between 0.6% and 3.2% per annum.	37,947	73,220
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	14,385	19,252
Total short-term loans – others	$127,712	$183,578

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

	December 31, 2010 As restated	December 31, 2009
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel, due July 2011, and interest rates 5.6% per annum.	$14,548	$-
Longmen Joint Venture: Loans from one subsidiary of Long Steel Group, due in May 2010, and interest rates 8.4% per annum.	-	4,401
Qiu Steel: Related party loans from Tianjin Heng Ying and Tianjin Da Zhan, due in 2010. Annual interest rate of 5.0%.	-	7,350
Total short-term loans - related parties	$14,548	$11,751

	December 31, 2010 As restated	December 31, 2009 As restated
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel, due November 2015, and interest rates 5.6% per annum.	$91,020	$-
Total long-term loans - related parties	$91,020	$-

The Company had various loans from unrelated companies. The balances amounted to $127.7 million and $183.6 million as of December 31, 2010 and 2009, respectively. Of the $127.7 million, $14.4 million loans carry no interest, $37.9 million are subject to interest rates ranging between 0.6% and 3.2% and the remaining $75.4 million are subject to interest rates ranging from 5.6% to 6.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expenses, excluding capitalized interest, amounted to $51.3 million, $27.8 million and $23.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Capitalized interest amounted to $2.1 million, $13.1 million and $10.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 9 – Deposit due to sales representatives

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

Note 10 – Convertible notes and derivative liabilities

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

Note 11 – Supplemental disclosure of cash flow information (as restated)

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

Other receivables – related parties from Shaanxi Steel in the amount of $43.3 million was offset with short-term loans due to the same related party for the year ended December 31, 2010.

Note 12 – Deferred lease income (as restated)

As discussed in Note 2, in connection to construction of two new blast furnaces systems, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations totaled USD 57.7 million (RMB 380 million), among which USD 52.0 million (RMB 343 million) as of December 31, 2010, was recorded as a deferred sub-lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed as of December 31, 2010. The deferred lease income is amortized to income over the remaining term of the 40-year sub-lease. For the year ended December 31, 2010 and 2009, the Company recognized deferred lease income of $942,619 and $118,900, respectively. As of December 31, 2010 and 2009, the balance of deferred lease income amounted to $57.6 million and $16.5 million.

	December 31, 2010 As restated	December 31, 2009 As restated
	(in thousands)	(in thousands)
Beginning balance	$16,487	$-
Add: Compensation for dismantled assets	568	9,735
Add: Compensation for loss of efficiency	20,676	6,871
Add: Compensation for trial production cost	13,584	-
Add: Deferred depreciation cost during trial production	6,656	-
Less: Lease income realized	(943)	(119)
Exchange rate effect	563
Ending balance	$57,591	$16,487

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 13 - Other income (expense)

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

Lease income (as restated)

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the year ended December 31, 2010 and 2009, the Company recognized deferred lease income of $942,619 and $118,900, respectively.

Note 14 – Taxes (as restated)

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the years ended December 31, 2010, 2009 and 2008 are as follows:

(In thousands)	December 31,2010 As restated	December 31,2009 As restated	December 31,2008
Current	$1,267	$2,154	$1,424
Deferred	(10,049)	2,295	(6,835)
Total provision (benefit) for income taxes	$(8,782)	$4,449	$(5,411)

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The principal component of the deferred income tax assets is as follows:

	December 31, 2010 As restated	December 31, 2009 As restated
	(in thousands)	(in thousands)
Beginning balance	$5,044	$7,487
Net operating loss carry forward (tax assets realized) for subsidiaries	2,343	(864)
Effective tax rate	25%	25%
Deferred tax asset	$586	$(216)
Long Gang Headquarter, net operating loss carry-forward (tax asset realized)	65,019	(14,840)
Effective tax rate	15%	15%
Deferred tax asset	$9,753	$(2,226)
Exchange difference	(82)	(1)
Totals	$15,301	$5,044

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2010, 2009 and 2008 are $(6.1) million, $2.0 million and $(3.3) million, respectively. The net effect on income per share if the income tax had been applied would increase loss per share by $0.11 and $0.09 for the year ended December 31, 2010 and 2008, and decrease loss per share by $0.05 for the years ended December 31, 2009.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	December 31,2010 As restated	December 31,2009 As restated	December 31,2008

U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	2.3%	1.1%	(4.3)%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(12.3)%	7.3%	(12.0)%
Total provision for income taxes	15.0%	33.4%	8.7%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the years ended December 31, 2010, 2009 and 2008.

The Company has cumulative undistributed deficit of foreign subsidiaries of approximately $21.3 million as of December 31, 2010. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

VAT on sales and VAT on purchases amounted to $519.0 million and $482.44 million, respectively, for the year ended December 31, 2010, $440.4 million and $409.8 million, respectively, for the year ended December 31, 2009, $341.5 million and $308.5 million, respectively, for the year ended December 31, 2008. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	December 31, 2010 As restated	December 31, 2009 As restated
	(in thousands)	(in thousands)
VAT taxes payable	$3,921	$9,126
Income taxes payable	840	1,633
Misc taxes	1,476	1,427
Totals	$6,237	$12,186

Note 15 – Earnings per share (as restated)

The calculation of earnings per share is as follows:

(in thousands except per share data)	2010 As restated	2009 As restated	2008
Loss attributable to holders of common shares	$(30,006)	$(30,620)	$(11,323)
Basic and diluted weighted average number of common shares outstanding	53,113,177	41,860,238	35,381,210
Loss per share
Basic & diluted	$(0.56)	$(0.73)	$(0.32)

There is no dilutive effect for its earnings per share as the Company incurred net loss for the years ended December 31, 2010, and 2009.

Note 16 – Related party transactions and balances (as restated)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended December 31,	Amount
(in thousands)
2011	$2,982
Thereafter	-
Total	$2,982

 The following chart summarized sales to the related party transactions for the years ended December 31, 2010 and 2009.

Name of related parties	Relationship	December 31,2010 As restated	December 31,2009 As restated
		(in thousands)	(in thousands)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“Long Steel Group”)	Noncontrolling shareholder of Longmen Joint Venture	$344,556	$351,912
Tianjin Hengying Trading Co., Ltd	Common control under CEO	47,268	26,398
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	43,778	18,279
Hancheng Haiyan Coking	Investee of Long Steel Group	38,545	49,541
Shaanxi Steel	Majority shareholder of Long Steel Group	1,152	112
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,503	6,923
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	8,385	-
Maoming Shengze Trade Co., Ltd.		-	19,002
Others		183	2,412
Total		$489,370	$474,579

 The following charts summarize purchases from the related party transactions for the years ended December 31, 2010 and 2009.

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	553,752	382,948
Hengying and Dazhan	Common control under CEO	-	45,296
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	8,489	17,099
Hancheng Haiyan Coking	Investee of Long Steel Group	234,479	148,091
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,984	32,346
Others		1,019	1,259
Total		$799,723	$627,039

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Related party balances

a.	Accounts receivables – related parties:
Name of related parties		December 31,2010	December 31,2009
	Relationship	As restated	As restated
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$3,023	$18,225
Tianjin Hengying Trading Co., Ltd.	Common control under CEO	1,054	-
Shaanxi Steel	Majority shareholder of Long Steel Group	83	-
Total		$4,160	$18,225

b.	Other receivables - related parties:

Name of related parties	Relationship	December 31,2010 As restated	December 31,2009 As restated
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$993	$13,258
Shaanxi Steel	Majority shareholder of Long Steel Group	-	16,918
Mao Ming Sheng Zhe	Common control under CEO	8,095	3,021
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	1,078	-
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	455	10,268
Others		317	155
Total		$10,938	$43,620

c.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Tianjin General Qiugang Pipe	Common control under CEO	$6,187	$-
Others		-	2,995
Total		$6,187	$2,995

d.	Accounts payable - related parties:

Name of related parties	Relationship	December 31,2010 As restated	December 31,2009
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$17,264	$17,256
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	2,764	6,047
Tianjin General Qiugang Pipe	Common control under CEO	-	4,800
Hancheng Haiyan Coking	Investee of Long Steel Group	25,708	-
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	880	960
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,579	1,360
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	28,329	15,310
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,101	1,315
Mao Ming Sheng Zhe	Common control under CEO	1,954	-
Others		115	1,103
Total		$79,694	$48,151

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

e.	Short-term loans - related parties:

Name of related parties	Relationship	December 31,2010 As restated	December 31,2009
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$14,548	$-
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	-	3,946
Tianjin Hengying Trading Co., Ltd	Common control under CEO	-	3,404
Shaanxi Shenganda Trading Co., Ltd	Common control under Long Steel Group	-	4,401
Total		$14,548	$11,751

f.	Other payables - related parties:

Name of related parties	Relationship	December 31, 2010	December 31, 2009
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$10,168	$2,415
Beijing Wendlar Co., Ltd	Common control under CEO	-	704
Yangpu Capital Automobile	Common control under CEO	1,350	587
Tianjin General Qiugang Pipe	Common control under CEO	4,547	-
Wenchun Han	Director of General Steel (China)	2,124	2,054
Others		25	-
Total		$18,214	$5,760

g.	Customer deposits – related parties:

Name of related parties	Relationship	December 31,2010 As restated	December 31,2009 As restated
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	$-	$1,544
Hancheng Haiyan Coking	Investee of Long Steel Group	5,081	566
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	48,161	-
Beijing Shenhua Xinyuan	Common control under CEO	1,299	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	728
Others		381	203
Total		$54,922	$3,041

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

h.	Long-term loans – related parties:
Name of related parties	Relationship	December 31,2010 As restated	December 31,2009
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$91,020	$-
Total		$91,020	$-

The Company also guaranteed bank loans of related parties amounting to $3.0 million as of December 31, 2010.

i. Deferred lease income

	December 31, 2010	December 31, 2009
	As restated	As restated
	(in thousands)	(in thousands)
Beginning balance	$16,487	$-
Add: Compensation for dismantled assets	568	9,735
Add: Compensation for loss of efficiency	20,676	6,871
Add: Compensation for trial production cost	13,584	-
Add: Deferred depreciation cost during trial production	6,656	-
Less: Lease income realized	(943)	(119)
Exchange rate effect	563	-
Ending balance	$57,591	$16,487

For the year ended December 31, 2010 and 2009, the Company realized deferred lease income from Shaanxi Steel, a related party, amounting $942,619 and $118,900, respectively.

Note 17 - Equity

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

On December 24, 2009, the Company entered into a Securities Purchase Agreement with certain institutional investors issuing 5,555,556 shares and 2,777,778 warrants (the “2009 Warrants”). The 2009 Warrants can be converted to common stock from June 24, 2010 to June 23, 2013 at $5.00 per share. The 2009 Warrants have a strike price equal to $5.00 and a term of two and a half years. Because the 2009 Warrants are denominated in U.S. dollars and the Company’s functional currency is the Renminbi, and the 2009 Warrants permit the holder to request cash buy-back in the event of a Fundamental Transaction, this results in a significant change in the Company structure and/or equity. The 2009 Warrants do not meet the requirements of the accounting standards to be indexed only to the Company’s stock.  Accordingly, they are accounted for at fair value as derivative liabilities each period.

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

Nature of guarantee	Guarantee amount	Guaranty period
	(In thousands)
Line of credit	$11,608	Various from March 2011 to January 2012
Bank loans	7,585	Various from March 2011 to May 2011
Notes payable	18,238	Various from June 2011 to September 2012
Confirming storage	19,089	Various from April 2011 to December 2011
Financing by the rights of goods delivery in future	3,946	Various from March 2011 to July 2011
Total	$60,466

The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote.

Note 21 – Segments (as restated)

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

 The Company does not have long-lived assets located in foreign countries. In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net sales from external customers by main product lines are as follows:

	For the years ended
Products (in thousands)	2010 As restated	2009 As restated	2008
Re-bar	$1,854,991	$1,540,367	$1,182,433
Hot-Rolled Sheets	8,385	58,833	132,458
High Speed Wire	1,100	68,140	23,280
Spiral-Welded Steel Pipe	12,315	12,430	13,032
Iron Powder	5,349	-	-
Total sales revenue	$1,882,140	$1,679,770	$1,351,203

See report of independent registered public accounting firm.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 22 – Subsequent events

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

The construction of the new equipment was funded by Shaanxi Steel. The Company is currently in negotiations with Shaanxi Steel to enter into an agreement to operate the new equipment. During this test run period, the Company will be able to use the equipment to produce and deliver products to its customers. It is anticipated that this test run period will continue until a lease agreement between Shaanxi Steel and the Company is finalized.

See report of independent registered public accounting firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act”), as of December 31, 2010. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2010.

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, the Company revisited the appropriate treatment for certain reimbursements received related to the Company’s collaboration with Shaanxi Steel on the construction of equipment by Shaanxi Steel during the period from June 2009 to March 2011. Based on the guidance received from the OCA, which provided materially different accounting treatment for the reimbursements, management determined that restatement was necessary and a material weakness existed with respect to the reporting of the complex, non-routine transactions.

Solely as a result of the material weakness indentified with respect to our reporting of complex non-routine transactions, our Chief Executive Officer and our Chief Financial Officer have re-evaluated our disclosure controls and procedures, and on June 8, 2012, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Despite the existence of the material weakness in reporting, we believe that the consolidated financials included in this Amendment No. 1 present, in all material aspects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with U.S. GAAP.

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

In connection with this Amendment No.1, management conducted the above-referenced assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the framework set forth in the report entitled, “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Report. Based on such evaluation, management revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, originally included in Management’s Report on Internal Control Over Financial Reporting in the Company’s Original 10-K. In the Original 10-K, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. Subsequent to the Original 10-K, we have restated our 2010 and 2009 financial statements under specific guidance of the OCA. Management has concluded that the restatements resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management has revised its assessment of the effectiveness of our internal control over financial reporting due to a material weakness in our reporting of complex, non-routine transactions.

Based on this assessment and the determination that a material weakness exists with our reporting of non-routine, complex transactions, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria due to the material weakness described above.

The Company’s independent registered public accounting firm, Frazer Frost, LLP, has audited and issued an audit report on management’s revised assessment of the Company’s internal control over financial reporting and their report is included herein.

Remediation

Our management has dedicated significant resources to correcting the accounting items discussed with the OCA and to ensure that we take proper steps to improve our internal control over financial reporting in the areas of accounting for complex and non-routine transactions.

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	We have engaged an outside professional consulting firm to supplement us with our internal control over financial reporting;
•	We have engaged accounting experts to identify complicated accounting transactions and apply applicable accounting policies thereto;

•	We have established an enhanced staff training program to update our employees on current accounting pronouncements.

Subsequent to June 8, 2012, management believes the foregoing efforts will effectively remediate the material weakness described above.

c)	Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there has not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of General Steel Holdings, Inc.

We have audited General Steel Holdings, Inc.(“the Company”)’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Steel Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting (as revised)”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 16, 2011, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2010. As described in the following paragraph, the Company subsequently indentified material misstatements in its financial statements, which caused the annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, expressed herein is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

In connection with the preparation of its quarterly report on Form 10Q for the quarter ended June 30, 2011 the Company revisited the appropriate treatment for certain reimbursements received related to the Company’s collaboration with Shaanxi Iron and Steel Group, Co. Ltd (“Shaanxi Steel”) on the construction of equipment by Shaanxi Steel during the period from June 2009 to March 2011. Upon guidance received from the OCA, which provided materially different accounting treatment for the reimbursements. Thus the management determined that restatement was necessary and a material weakness exited with respect to the reporting of the complex, non-routine transactions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this report does not affect our report dated March 16, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is August 29, 2012, on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2010 of General Steel Holdings, Inc. and Subsidiaries, and our report dated March 16, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is August 29, 2012, expressed an unqualified opinion.

/s/ Frazer Frost, LLP

Brea, California

March 16, 2011, except for the effects of the material weakness described in the ninth paragraph above, as to which the date is August 29, 2012

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I, Item I of this Amendment No. 1 and as set forth herein, the information that is required by this Item is incorporated by reference to the Company’s definitive Proxy Statement filed pursuant to Regulation 14A, in connection with the Company’s 2011 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct and Corporate Governance Guidelines which provide information to guide employees so that their business conduct is consistent with our ethical standards and improve the understanding of our ethical standards among customers, suppliers and others outside the Company. Our Code of Ethics and Business Conduct and Corporate Governance Guidelines are available on our website at www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this Amendment No. 1.

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
(b)

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

All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(3) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant (included as Exhibit 4.1 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.1	Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and Hudson Bay Fund, LP (included as Exhibit 10.3 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.2	Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and the holders of the December 2007 Warrants (not including Hudson Bay Fund, LP) (included as Exhibit 10.4 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.3	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.4	Service Agreement, dated February 25, 2009, by and between General Steel Holdings, Inc. and James Hu thereto (included as Exhibit 10.1 to the Form 8-K filed with the Commission on February 27, 2009 and incorporated herein by reference).

10.5	Form of Securities Purchase Agreement, dated as of December 24, 2009, by and between General Steel Holdings, Inc. and each purchaser signatory thereto (included as Exhibit 10.1 to Form 8-K filed with the Commission on December 24, 2009 and incorporated herein by reference).

10.6	Form of Voting Agreement (included as Exhibit 10.2 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.7	Amendment to the Securities Purchase Agreement dated October 5, 2009 to the Securities Purchase Agreement, December 13, 2007 by and among General Steel Holdings, Inc. and the Buyers set forth therein (included as Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 16, 2010 and incorporated herein by reference).

10.8	Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on April 6, 2010 and incorporated herein by reference).

10.9	Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin EnergeryEmerge Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.10	Debt Repayment Agreement, dated June 7, 2010, by and between General Steel Holdings, Inc., Maoming Hengda Group Ltd., Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference).

16.1	Letter of Frazer Frost, LLP to the Commission dated January 4, 2011 (included as Exhibit 16.1 to the Form 8-K filed with the Commission on January 5, 2011 and incorporated herein by reference).

21	Subsidiaries of the registrant (included as Exhibit 21 to the Annual Report on Form 10-K filed with the Commission on March 16, 2011 and incorporated herein by reference).

23	Consent of Frazer Frost, LLP (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: August 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	August 29, 2012
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	August 29, 2012
CHEN, John	(Principal Accounting and Financial Officer)

/s/ Xiao Zeng Xu	Director	August 29, 2012
XU, Xiao Zeng

/s/ Si Yong Tao	Independent Director	August 29, 2012
TAO, Si Yong

/s/ Angela He	Independent Director	August 29, 2012
HE, Angela

/s/ Zhong Kui Cao	Independent Director	August 29, 2012
CAO, Zhong Kui

/s/ Chris Wang	Independent Director	August 29, 2012
WANG, Chris

/s/ James Hu	Independent Director	August 29, 2012
HU, James

/s/ Quinghai Du	Independent Director	August 29, 2012
DU, Quinghai

