Form 10-Q/A
period 2011-03-31
GENERAL STEEL HOLDINGS INC
filed 2012-08-30
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

*Please note that while the registrant qualified as an accelerated filer at the time of filing its Annual Report on Form 10-Q as filed with the Securities and Exchange Commission on May 10, 2011, as of the date of filing this Amendment No. 1 to Annual Report on Form 10-Q, the registrant has exited the accelerated filer status at the end of the fiscal year ended December 31, 2011 and now holds the status as a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 28, 2012, 56,932,788 shares of common stock, par value $0.001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No.1”), which amends and restates our Quarterly Report for the quarter ended March 31, 2011 (the “Original 10-Q”), originally filed on May 10, 2011 with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 restates the following items:

- Part I, Item 1- Financial Statements;

- Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations;

- Part I, Item 4- Controls and Procedures;

- Part II, Item IA – Risk Factors; and

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

This Amendment No. 1 is being filed in order to restate:

• Our consolidated balance sheets as of March 31, 2011 and December 31, 2010. As a result, our consolidated total assets decreased by $36.1 million and $15.3 million at March 31, 2011 and December 31, 2010, respectively;

• Our consolidated statements of operation and other comprehensive income (loss) for the three months ended March 31, 2011 and March 30, 2010. As a result, our consolidated net loss attributable to controlling interest for the three months ended March 31, 2011 and March 31, 2010 decreased by $11.5 million and $0.1 million, respectively; and

• Our consolidated statements of changes in equity for March 31, 2011 and December 31, 2010. As a result, our consolidated total shareholder’s equity decreased by $41.1 million and $29.4 million at March 31, 2011 and December 31, 2010, respectively.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(In thousands, except per share data)

(As restated)

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash	$89,310	$65,271
Restricted cash	202,976	197,797
Notes receivable	117,804	49,147
Restricted notes receivable	322,814	240,298
Accounts receivable, net	25,856	18,500
Accounts receivable - related parties	569	4,160
Other receivables, net	8,853	11,150
Other receivables - related parties	8,146	10,938
Inventories	498,823	453,636
Advances on inventory purchase	32,129	24,577
Advances on inventory purchase - related parties	9,353	6,187
Prepaid expense	3,237	5,018
Prepaid value added tax	21,214	37,323
Deferred tax assets	18,103	15,301
TOTAL CURRENT ASSETS	1,359,187	1,139,303

PLANT AND EQUIPMENT, net	607,195	602,612

OTHER ASSETS:
Advances on equipment purchase	15,137	14,898
Investment in unconsolidated subsidiaries	19,172	17,456
Long-term deferred expense	1,377	1,439
Intangible assets, net of accumulated amortization	23,729	23,672
TOTAL OTHER ASSETS	59,415	57,465

TOTAL ASSETS	$2,025,797	$1,799,380

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$556,812	$480,152
Accounts payable	269,719	241,367
Accounts payable - related parties	115,010	79,694
Short term loans - bank	311,020	285,198
Short term loans - others	140,581	127,712
Short term loans - related parties	13,385	14,548
Other payables and accrued liabilities	38,451	30,087
Other payables - related parties	3,502	18,214
Customer deposits	216,318	133,464
Customer deposits - related parties	43,580	54,922
Deposit due to sales representatives	28,416	52,079
Taxes payable	8,854	6,237
Deferred lease income	77,604	57,591
TOTAL CURRENT LIABILITIES	1,823,252	1,581,265

NONCURRENT LIABILITIES:
Long term loans - related parties	$91,320	$91,020
TOTAL NONCURRENT LIABILITIES	91,320	91,020

DERIVATIVE LIABILITIES	2,022	5,573

TOTAL LIABILITIES	1,916,594	1,677,858

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2011 and December 31, 2010	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 55,080,467 and 54,839,733 issued, 54,366,807 and 54,522,973 outstanding as of March 31, 2011 and December 31, 2010, respectively	55	55
Treasury stock, $0.001 par value, 713,660 and 316,760 shares as of March 31, 2011 and December 31, 2010, respectively.	(1,998)	(871)
Paid-in-capital	105,618	104,970
Statutory reserves	6,246	6,202
Accumulated deficits	(60,710)	(51,793)
Accumulated other comprehensive income	12,432	10,987
TOTAL SHAREHOLDER'S EQUITY	61,646	69,553

NONCONTROLLING INTERESTS	47,557	51,969

TOTAL EQUITY	109,203	121,522

TOTAL LIABILITIES AND EQUITY	$2,025,797	$1,799,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

(As restated)

(In thousands, except per share data)

	2011	2010
SALES	$501,479	$317,628

SALES - RELATED PARTIES	208,985	135,395
TOTAL SALES	710,464	453,023

COST OF GOODS SOLD	497,915	317,563

COST OF GOODS SOLD - RELATED PARTIES	207,500	129,714
TOTAL COST OF GOODS SOLD	705,415	447,277

GROSS PROFIT	5,049	5,746
	0.7%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,501	12,136

LOSS FROM OPERATIONS	(9,452)	(6,390)

OTHER INCOME (EXPENSE)
Interest income	1,063	1,120
Finance/interest expense	(14,119)	(10,963)
Change in fair value of derivative liabilities	3,552	3,939
Loss on disposal of fixed assets	(397)	-
Income from equity investments	1,655	-
Foreign currency transaction gain	619	155
Lease income	452	137
Other non-operating income, net	305	42
Total other expense, net	(6,870)	(5,570)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(16,322)	(11,960)

PROVISION FOR INCOME TAXES
Current	750	621
Deferred	(3,501)	(2,558)
Total benefit for income taxes	(2,751)	(1,937)

NET LOSS BEFORE NONCONTROLLING INTEREST	(13,571)	(10,023)

Less: Net loss attributable to noncontrolling interest	(4,654)	(4,411)

NET LOSS ATTRIBUTABLE TO CONTROLLING INTEREST	(8,917)	(5,612)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	1,445	(280)
Comprehensive income attributable to noncontrolling interest	242	119

COMPREHENSIVE LOSS	$(7,230)	$(5,773)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic & Diluted	54,839,733	51,652,843

LOSS PER SHARE
Basic & Diluted	$(0.16)	$(0.11)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	Value	capital	reserves	Unrestricted	income	interest	Totals

BALANCE, December 31, 2009, as restated	3,092,899	$3	51,618,595	$52	-	-	$95,588	$6,162	$(21,787)	$8,118	$70,148	$158,284

Net income attributable to controlling interest, as restated									(5,612)			(5,612)
Net income attributable to noncontrolling interest, as restated											(4,411)	(4,411)
Distribution of dividend to noncontrolling shareholders											(1,045)	(1,045)
Noncontrolling interest acquired											(1,270)	(1,270)
Common stock issued for compensation			237,100	0.24			927					927
Common stock transferred by CEO for compensation, $6.91							69					69
Foreign currency translation adjustments, as restated										(280)	119	(161)

BALANCE, March 31, 2010, unaudited, as restated	3,092,899	3	51,855,695	52	-	-	96,584	6,162	(27,399)	7,838	63,541	146,781

Net income attributable to controlling interest, as restated									(24,394)			(24,394)
Net income attributable to noncontrolling interest, as restated											(11,854)	(11,854)
Distribution of dividend to noncontrolling shareholders											(2,889)	(2,889)
Registered capital received from noncontrolling shareholders											1,182	1,182
Adjustment to special reserve								40			354	394
Common stock issued for compensation			496,200	0.50			1,274					1,275
Common stock issued for repayment of debt			928,163	0.93			2,403					2,404
Common stock transferred by CEO for compensation							207					207
Notes converted to common stock			1,208,791	1.21			3,544					3,545
Make whole shares issued on notes conversion			271,507	0.27			741					741
Common stock issued for accrued interest on notes			79,377	0.08			217					217
Treasury stock purchased			(316,760)	(0.32)	316,760	(871)						(871)
Foreign currency translation adjustments, as restated										3,149	1,635	4,784

BALANCE, December 31, 2010, as restated	3,092,899	$3	54,522,973	$55	316,760	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net income attributable to controlling interest, as restated									(8,917)			(8,917)
Net income attributable to noncontrolling interest, as restated											(4,654)	(4,654)
Common stock issued for compensation			240,734	0.24			579					579
Common stock transferred by CEO for compensation							69					69
Treasury stock purchased			(396,900)	(0.40)	396,900	(1,127)						(1,127)
Adjustment to special reserve								44				44
Foreign currency translation adjustments, as restated										1,445	242	1,687

BALANCE, March 31, 2011, unaudited, as restated	3,092,899	$3	54,366,807	$55	713,660	$(1,998)	$105,618	$6,246	$(60,710)	$12,432	$47,557	$109,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(UNAUDITED)

(As restated)

(In thousands, except per share data)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(13,571)	$(10,023)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	8,922	9,586
Bad debt recovery (allowance)	5	(94)
Inventory written-off	1,947	-
Loss on disposal of equipment	397	116
Stock issued for services and compensation	647	996
Amortization of deferred note issuance cost and discount on convertible notes	-	68
Change in fair value of derivative instrument	(3,552)	(3,939)
Income from investment	(1,655)	(155)
Deferred tax assets	(2,730)	(2,455)
Changes in operating assets and liabilities
Notes receivable	(68,315)	4,760
Accounts receivable	(7,269)	(13,556)
Accounts receivable - related parties	3,591	(4,750)
Other receivables	3,686	256
Other receivables - related parties	3,643	(7,960)
Inventories	(43,694)	(36,689)
Advances on inventory purchase	(7,451)	(5,945)
Advances on inventory purchase - related parties	(3,137)	(44,257)
Accounts payable	27,484	1,556
Accounts payable - related parties	34,958	8,699
Other payables and accrued liabilities	8,246	(3,502)
Other payables - related parties	(14,732)	17,291
Customer deposits	103,096	26,861
Customer deposits - related parties	(14,583)	36,280
Taxes payable	18,791	9,978
Deferred lease income	20,013	7,253
Net cash provided by (used in) operating activities	54,737	(9,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(4,516)	(34,660)
Dividend receivable	-	(1,554)
Cash proceeds from sales of equipment	328	-
Advance on equipment purchases	(190)	(4,664)
Equipments purchase and intangible assets	(10,912)	(6,816)
Net cash used in investing activities	(15,290)	(47,694)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,128)	-
Notes receivable - restricted	(81,509)	(24,216)
Borrowings on short term loans - bank	85,312	95,015
Payments on short term loans - bank	(60,495)	(69,336)
Borrowings on short term loan - others	36,128	17,804
Payments on short term loans - others	(44,664)	(24,954)
Payments on short term loans - related parties	-	(11,747)
Borrowings on short term notes payable	243,985	251,725
Payments on short term notes payable	(169,105)	(182,369)
Deposits due to sales representatives	(23,771)	14,693
Net cash (used in) provided by financing activities	(15,247)	66,615

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(161)	(382)

INCREASE IN CASH	24,039	8,914

CASH, beginning of period	65,271	82,118

CASH, end of period	$89,310	$91,032

Non-cash transactions of investing and financing activities:
Share issuance for debt settlement	$-	$82,118
Other receivable - related parties offset with short-term loans of the same related party	$59,268	$-

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

Recent developments

On April 29, 2011, the Company and its subsidiary – Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”) have signed a 20-year unified management agreement with Shaanxi Coal and Chemical Industry Group Co., Ltd. ("Shaanxi Coal") and Shaanxi Iron and Steel Group Co., Ltd (“Shaanxi Steel”). Under terms of the agreement, Longmen Joint Venture will provide daily management of operations and operate production equipment constructed by Shaanxi Steel at a facility owned by Longmen Joint Venture in Hancheng Shaanxi province, China. For the first two years under the agreement Longmen Joint Venture will receive 60% of the pre-tax profit on the sale of products manufactured at the Longmen Joint Venture facility, with the remaining 40% distributed to Shaanxi Steel. Profit distributed to Shaanxi Steel will be classified as an operating expense on the Company's consolidated statements of operations. See Note 21 for details.

Note 2 – Restatements

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

As a result of the restatement, the deferred lease income on the land used right was $77.6 million and $57.6 million as of March 31, 2011 and December 31, 2010, respectively. For the three month period ended March 31, 2011 and 2010, the Company recognized deferred lease income of $451,800 and $136,538, respectively. The net loss attributable to controlling interest increased by $11.5 million and $0.1 million for the three month period ended March 31 2011 and 2010, respectively.

The impact of these restatements on the financial statements is reflected in the following table:

(In thousands except earnings per share)	March 31, 2011			December 31, 2010
	Original	Restatement	Restated	Original	Restatement	Restated
Consolidated Balance Sheets
Current Assets	$1,395,262	$(36,075)	$1,359,187	$1,154,591	$(15,288)	$1,139,303
Plant and Equipments, net	607,195	-	607,195	602,612	-	602,612
Total Assets	2,061,872	(36,075)	2,025,797	1,814,668	(15,288)	1,799,380
Total Liabilities	1,884,749	31,845	1,916,594	1,644,765	33,093	1,677,858
Accumulated Deficits	(21,482)	(39,228)	(60,710)	(24,086)	(27,707)	(51,793)
Total Shareholders' Equity	102,738	(41,092)	61,646	98,986	(29,433)	69,553

	Three month ended March 31,			Three month ended March 31,
	2011			2010
	Original	Restatement	Restated	Original	Restatement	Restated
Consolidated Statements of Operation
Gross Profit	$28,324	$(23,275)	$5,049	$5,733	$13	$5,746
Other income (expense), net	(7,321)	451	(6,870)	(4,226)	(1,344)	(5,570)
Net Income (loss) attributable to controlling interest	2,604	(11,521)	(8,917)	(5,507)	(105)	(5,612)

Earnings (Loss) Per Share
Basic & Diluted	0.05	(0.21)	(0.16)	(0.11)	-	(0.11)

	Original	Restatement	Restated	Original	Restatement	Restated
Consolidated Statements of Cash Flow
Consolidated net loss	5,829	(19,400)	(13,571)	(8,667)	(1,356)	(10,023)
Net cash (used in) provided by operating activities	54,632	105	54,737	(21,963)	12,338	(9,625)
Net cash used in investing activities	(35,673)	20,383	(15,290)	3,860	(51,554)	(47,694)
Net cash (used in) provided by financing activities	5,136	(20,383)	(15,247)	27,403	39,212	66,615

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 3 – Summary of significant accounting policies

Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly and indirectly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture (1)	PRC	60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd (“Tianwu Joint Venture”)	PRC	60.0%

 The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of all directly and indirectly owned subsidiaries listed above. All material intercompany transactions and balances have been eliminated in consolidation.

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2010 annual report filed on Form 10-K/A.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in the Company’s financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, trial production cost for two blast furnaces owned by Shaanxi Steel and potential losses on uncollectible receivables. Actual results could differ from these estimates.

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

Translation adjustments included in accumulated other comprehensive income amounted to $12.4 million and $11.0 million as of March 31, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at March 31, 2011 and December 31, 2010 were translated at 6.57 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2011 and 2010 were 6.59 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks. As of March 31, 2011 and December 31, 2010, restricted notes receivable amounted to $322.8 million and $240.3 million, respectively.

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

Customer deposits (as restated)

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2011 and December 31, 2010, customer deposits amounted to $259.9 million and $188.4 million, including deposits paid to relate parties amounted to $43.6 million and $54.9 million, respectively.

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

Deferred lease income represents the remaining balance of compensation being deferred. As of March 31, 2011 and December 31, 2010, the balance of $77.6 million and $57.6 million represented the balance of remaining deferred lease income respectively.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These classifications have no effect on net income.

Note 4 – Accounts receivable, net (as restated)

Accounts receivable, excluding related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Accounts receivable	$26,115	$18,796
Less: allowance for doubtful accounts	(259)	(296)
Net accounts receivable	$25,856	$18,500

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Movement of allowance for doubtful accounts is as follows:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Beginning balance	$296	$490
Charge to expense	12	174
Less Write-off	(49)	(386)
Exchange rate effect	-	18
Ending balance	$259	$296

Note 5 – Inventories (as restated)

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Supplies	$17,181	$13,733
Raw materials	294,232	381,178
Finished goods	187,410	58,725
Total inventories	$498,823	$453,636

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs for purchasing are also included in the cost of inventory.

Note 6 – Plant and equipment, net (as restated)

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Buildings and improvements	$118,166	$116,294
Machinery	504,602	502,958
Transportation and other equipment	14,478	13,253
Construction in progress	74,623	65,749
Subtotal	711,869	698,254
Less accumulated depreciation	(104,674)	(95,642)
Total	$607,195	$602,612

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

 Note 7 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
Land use rights	$28,817	$28,462
Software	609	660
Subtotal	29,426	29,122

Accumulated amortization	(5,697)	(5,450)
Intangible assets, net	$23,729	$23,672

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

The Company had the following short-term notes payable:

	March 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
	(Unaudited)
General Steel (China): Notes payable from banks in China, due various dates from April to August 2011. Restricted cash required of $17.8 million and $11.7 million as of March 31, 2011 and December 31, 2010, respectively; guaranteed by third parties.	$29,874	$21,541
Longmen Joint Venture: Notes payable from banks in China, due various dates from April to November 2011. $152.7 million restricted cash and $219.0 million notes receivable are secured for notes payable as of March 31, 2011, and comparatively $150.7 million restricted cash and $159.3 million notes receivable are secured for notes payable as of December 31, 2010, respectively; some notes are further guaranteed by third parties while others are secured by equipments and land use rights.	516,284	447,992
Bao Tou: Notes payable from banks in China, due date in April 2011, restricted cash of $5.3 million and $5.3 million as of March 31, 2011 and December 31, 2010, respectively; pledged by buildings.	10,654	10,619
Total short-term notes payable	$556,812	$480,152

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, and related parties, normally due within one year. The principles of loans are due at maturity. However, the loans can be renewed.

Short term loans due to banks, related parties and other parties consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited)	(in thousands)
General Steel (China): Loans from banks in China, due various dates from April 2011 to March 2012. Weighted average interest rate 6.1% per annum; some are guaranteed by third parties while others are secured by equipment and inventory.	$24,300	$24,220
Longmen Joint Venture: Loans from banks in China, due various dates from April 2011 to March 2012. Weighted average interest rate 5.4% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory.	286,720	260,978
Total short-term loans - bank	$311,020	$285,198

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

	March 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
	(Unaudited)
	(As restated)	(As restated)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from April 2011 to November 2012, and weighted average interest rates 6.2% per annum.	$70,910	$75,380
Longmen Joint Venture: Loans from others, due on demand, average interest rates ranging between 0.6% and 3.2% per annum.	59,079	37,947
Maoming Hengda: Loans from one unrelated parties, due on demand, none interest bearing.	10,592	14,385
Total short-term loans – others	$140,581	$127,712

	March 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
	(Unaudited)
	(As restated)	(As restated)
Longmen Joint Venture: Loans from Shaanxi Steel, due on demand and interest rates 5.3% per annum.	$13,385	$14,548
Total short-term loans - related parties	$13,385	$14,548

	March 31, 2011	December 31, 2010
	(in thousands) (As restated)	(in thousands) (As restated)
Longmen Joint Venture: Loans from Shaanxi Steel, due November 2015, and interest rates 5.6% per annum.	$91,320	$91,020
Total long-term loans - related parties	$91,320	$91,020

The Company had various loans from unrelated companies amounted to $140.6 million and $127.7 million as of March 31, 2011 and December 31, 2010, respectively. Of the $140.6 million, $10.6 million loans carry no interest and the remaining $130.0 million are subject to interest rates ranging from 0.6% to 9.0%. All short term loans from unrelated companies are due on demand and unsecured.

Total interest expenses, excluding capitalized interest, amounted to $14.1 million and $11.0 million for the three months ended March 31, 2011 and 2010, respectively.

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

Note 10 – Derivative liabilities

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

Other receivables – related parties from Shaanxi Steel of $59.3 was offset with short-term loans due to the same related party as of March 31, 2011.

 Note 12 – Deferred lease income (as restated)

As discussed in Note 2, in connection to construction of two new blast furnaces systems, to compensate the Company, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen JV USD 16.4 million (RMB 108 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen JV and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and USD 27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen JV USD 13.5 million (RMB 89 million) each year for trial production costs related to the two new blast furnaces, two new converters and one new sintering machine constructed and owned by Shaanxi Steel. The compensations totaled USD 57.7 million (RMB 380 million), among which USD 52.0 million (RMB 343 million) were recorded as a deferred sub-lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel on the new furnaces constructed as of December 31, 2010. The deferred lease income is amortized to income over the remaining term of the 40-year sub-lease. For the three month ended March 31, 2011 and 2010, the Company recognized deferred lease income of $451,800 and $136,538, respectively. As of March 31, 2011 and December 31, 2010, the balance of deferred lease income amounted to $77.6 million and $57.6 million.

	March 31, 2011	December 31, 2010
	(Unaudited)
	(in thousands) (As restated)	(in thousands) (As restated)
Beginning balance	$57,591	$16,487
Add: Compensation for dismantled assets	-	568
Add: Compensation for loss of efficiency	-	20,676
Add: Compensation for trial production Cost	13,604	13,584
Add: Deferred depreciation cost during trial production	6,689	6,656
Less: Lease income recognized	(452)	(943)
Exchange rate effect	172	563
Ending balance	$77,604	$57,591

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 13 – Taxes (as restated)

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operation for the three months ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
(In thousands)	(Unaudited) (As restated)	(As restated)
Current	$750	$621
Deferred	(3,501)	(2,558)
Total benefit for income taxes	$(2,751)	$(1,937)

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Management believes the deferred tax asset is fully realizable.

The principal component of the deferred income tax assets is as follows:

	March 31, 2011	December 31, 2010
	(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Beginning balance	$15,301	$5,044
(Tax assets realized) net operating loss carry forward for other subsidiaries	(1,128)	2,343
Effective tax rate	25%	25%
Deferred tax asset	$(282)	$586
Longmen Joint Venture and some subsidiaries, (tax asset realized) net operating loss carry-forward	20,409	65,019
Effective tax rate	15%	15%
Deferred tax asset	$3,061	$9,753
Exchange difference	23	(82)
Totals	$18,103	$15,301

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2011 and 2010 are $(2.0) million and $(1.5) million, respectively. The net effect on income per share if the income tax had been applied would increase loss per share by $(0.04) and $(0.04) for the three months ended March 31, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended March 31, 2011 and 2010 are as follows:

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
	(As restated)	(As restated)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the US	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Tax effect of income not taxable for tax purposes (1)	1.8%	2.8%
Effect of different tax rate of subsidiaries operating in other jurisdictions	(11.5)%	(11.6)%
Total provision for income taxes	15.3%	16.2%

(1)	This represents derivative expenses (income) and stock compensation expenses incurred by the Company that are not deductible/taxable in the PRC for the three months ended March 31, 2011 and 2010.

The Company has cumulative undistributed deficit of foreign subsidiaries of approximately $32.6 million as of March 31, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Taxes payable consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
	(Unaudited)
	(As restated)	(As restated)
VAT taxes payable	$6,345	$3,921
Income taxes payable	475	840
Misc taxes	2,034	1,476
Totals	$8,854	$6,237

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 14 – Earnings per share (as restated)

The calculation of earnings per share is as follows:

(in thousands except per share data)	March 31, 2011	March 31, 2010
	(Unaudited) (As restated)	(Unaudited) (As restated)
Loss attributable to holders of common shares	$(8,917)	$(5,612)
Basic and diluted weighted average number of common shares outstanding	54,839,733	51,652,843
Loss per share
Basic & diluted	$(0.16)	$(0.11)

 There is no dilutive effect for its earnings per share as the exercise price of warrants were higher than the stock market price during the period. There is no dilutive effect for its earnings per share for the three months ended March 31, 2011 and 2010.

Note 15 – Related party transactions and balances (as restated)

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

The future rental payments to be received associated with the Lease Agreement are as follow:

Year ended March 31,	Amount
(in thousands)
2012	$2,301
Thereafter	-
Total	$2,301

The following chart summarized sales to the related party transactions for the three months ended March 31, 2011 and 2010.

Name of related parties	Relationship	March 31,2011	March 31,2010
		(in thousands)	(in thousands)
		(Unaudited)
Shaanxi Longmen (Group) Co, Ltd and its subsidiaries (“Long Steel Group”)	Noncontrolling shareholder of Longmen Joint Venture	$144,173	$104,453
Tianjin Hengying Trading Co., Ltd	Common control under CEO	25,486	9,850
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	20,261
Hancheng Haiyan Coking	Investee of Long Steel Group	11,393	10,325
General Qiugang steel tube Co, Ltd	Common control under CEO	7,150
Shaanxi Steel	Majority shareholder of Long Steel Group	521
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary		2,405
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	-	8,312
Others		1	50
Total		$208,985	$135,395

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following charts summarize purchases from the related party transactions for the three months ended March 31, 2011 and 2010.

Name of related parties	Relationship	March 31, 2011	March 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$194,361	$107,925
Hengying and Dazhan	Common control under CEO	-	4,827
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,689	3,472
Hancheng Haiyan Coking	Investee of Long Steel Group	100,036	52,058
Beijing Daishang Trade Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	1,011
Others		23	31
Total		$299,109	$169,324

 Related party balances

a.	Accounts receivables – related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
		(Unaudited)
		(As restated)	(As restated)
Tianjing Hengying Trading Co, Ltd.	Common control under CEO	$-	$1,054
Hancheng Haiyan Coking	Investee of Long Steel Group	487	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	3,023
Shaanxi Steel	Majority shareholder of Long Steel Group	82	83
Total		$569	$4,160

b.	Other receivables - related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$993
Mao Ming Sheng Zhe	Common control under CEO	5,874	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Common control under CEO	1,848	1,078
Tianjin Dazhan Industry Co, Ltd	Common control under CEO	-	455
Others		424	317
Total		$8,146	$10,938

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

c.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Tianjin General Qiugang Pipe	Common control under CEO	$9,353	$6,187
Total		$9,353	$6,187

d.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Common control under CEO	$13,332	$17,264
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	11,790	2,764
Mao Ming Sheng Zhe	Common control under CEO	-	1,954
Hancheng Haiyan Coking	Noncontrolling shareholder of Long Steel Group	45,916	25,708
Henan Xinmi Kanghua	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	880
Jingma Jiaohua	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,579
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	40,520	28,329
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	2,385	1,101
Others		1,067	115
Total		$115,010	$79,694

e.	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Shaanxi Steel	Majority shareholder of Long Steel Group	$13,385	$14,548
Total		$13,385	$14,548

f.	Other payables – related parties

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
		(Unaudited)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$-	$10,168
Yangpu Capital Automobile	Common control under CEO	1,355	1,350
Tianjin General Qiugang Pipe	Common control under CEO	-	4,547
Wenchun Han	Director of General Steel (China)	2,131	2,124
Others		16	25
Total		$3,502	$18,214

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

g.	Customer deposits – related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (Unaudited) (As restated)	(in thousands) (As restated)
Tianjin Hengying Trading Co, Ltd	Common control under CEO	$150	$-
Hancheng Haiyan Coking	Investee of Long Steel Group	-	5,081
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	42,127	48,161
Beijing Shenhua Xinyuan	Common control under CEO	1,303	1,299
Others		-	381
Total		$43,580	$54,922

h.	Long-term loans – related parties:

Name of related parties	Relationship	March 31, 2011	December 31, 2010
		(in thousands) (As restated)	(in thousands) (As restated)
Shaanxi Steel	Majority shareholder of Long Steel Group	$91,320	$91,020
Total		$91,320	$91,020

The Company also guaranteed bank loans of related parties amounting to $23.0 million and $3.0 million as of March 31, 2011 and as of December 31, 2010, respectively.

i.	Deferred lease income

	March 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
	(unaudited) (As restated)	(As restated)
Beginning balance	$57,591	$16,487
Add: Compensation for dismantled assets	-	568
Add: Compensation for loss of efficiency	-	20,676
Add: Compensation for trial production Cost	13,604	13,584
Add: Deferred depreciation cost during trial production	6,689	6,656
Less: Lease income realized	(452)	(943)
Exchange rate effect	172	563
Ending balance	$77,604	$57,591

For the three month ended March 31, 2011 and 2010, the Company recognized deferred rent from Shaanxi Steel, a related party, amounting $451,800 and $136,538, respectively.

Note 16 - Equity

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

Note 20 – Segments (as restated)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following represents results of segment operations for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
Sales:	2011	2010
	(As restated)	(As restated)
Longmen Joint Venture	$709,306	$434,826
Maoming Hengda	544	3,874
Baotou Steel Pipe Joint Venture	614	1,178
General Steel (China) & Tianwu Joint Venture	-	13,145
Consolidated sales (Unaudited)	$710,464	$453,023

Gross profit	2011	2010
	(As restated)	(As restated)
Longmen Joint Venture	$5,598	$6,026
Maoming Hengda	(422)	(317)
Baotou Steel	(127)	32
General Steel (China) & Tianwu Joint Venture	-	5
Consolidated gross profit (Unaudited)	$5,049	$5,746

Income from operations:	2011	2010
	(As restated)	(As restated)
Longmen Joint Venture	$(8,886)	$(3,782)
Maoming Hengda	(892)	(597)
Baotou Steel	(421)	(317)
General Steel (China) & Tianwu Joint Venture	(458)	(239)
Reconciling item (1)	1,205	(1,455)
Consolidated loss from operations (Unaudited)	$(9,452)	$(6,390)

Net income attributable to controlling interest	2011	2010
	(As restated)	(As restated)
Longmen Joint Venture	$(9,072)	$(7,010)
Maoming Hengda	(1,121)	(246)
Baotou Steel	(239)	(553)
General Steel (China) & Tianwu Joint Venture	(828)	(281)
Reconciling item (1)	2,343	2,478
Consolidated net loss attributable to controlling interest (Unaudited)	$(8,917)	$(5,612)

Depreciation and amortization:	2011	2010
Longmen Joint Venture	$7,503	$7,830
Maoming Hengda	590	929
Baotou Steel	60	72
General Steel (China) & Tianwu Joint Venture	769	755
Consolidated depreciation and amortization (Unaudited)	$8,922	$9,586

Interest expenses:	2011	2010
	(As restated)	(As restated)
Longmen Joint Venture	$13,798	$10,617
General Steel (China) & Tianwu Joint Venture	321	346
Consolidated interest expenses (Unaudited)	$14,119	$10,963

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Capital expenditures:	2011	2010
Longmen Joint Venture	$10,662	$6,705
Maoming Hengda	216	105
Baotou Steel	23	5
General Steel (China) & Tianwu Joint Venture	8	2
Reconciling item (1)	3	-
Consolidated captial expenditures (Unaudited)	$10,912	$6,817

(1)	Reconciling amounts refer to the unallocated expenses of the Company, General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months ended March 31, 2011 and 2010, respectively.

 Note 21 – Subsequent events

On April 29, 2011, the Company and its subsidiary, Longmen Joint Venture entered a 20-year unified management agreement with Shaanxi Coal and Shaanxi Steel. Pursuant to the agreement, Longmen Joint Venture will provide daily management of operations and operate production equipment constructed by Shaanxi Steel at a facility owned by Longmen Joint Venture in Hancheng Shaanxi province, China.

At its designed efficiency levels, the new equipment, including two new 1,280 cubic meter blast furnaces constructed by Shaanxi Steel, is expected to add three million tons crude steel production capacity per year. Up to now, General Steel has 4 million tons of crude steel annual production capacity, plus 3 million tons of crude steel annual production capacity jointly managed with Shaanxi Steel.

This agreement follows the completion of a two-year construction and installation process and four months of testing of Shaanxi Steel’s equipment at the Longmen Joint Venture. The testing of the equipment was completed in April 2011, and the Company launched full-scale production in May 2011. On an initial basis, the equipment is expected to run at 85% of its capacity, with total output at the facility expected to be approximately six million metric tons of crude steel annual production per year. In addition, this agreement states that Shaanxi Steel has the responsibilities to make compensation for the losses of Longmen Joint Venture's assets, production caused by the construction of two new blast furnaces and the trial production cost incurred in the test run period.

For the first two years under the agreement Longmen Joint Venture will receive 60% of the pre-tax profit on the sale of products manufactured at the Longmen Joint Venture facility, with the remaining 40% distributed to Shaanxi Steel. Profit distributed to Shaanxi Steel will be classified as an operating expense on the Company's consolidated statements of operations.

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

Recent Developments and First Quarter Highlights

The first quarter of 2011 was highlighted by record sales revenue and continued production costs increase:

•	Sales revenue increased by 56.8% to $710.5 million, up from $453.0 million in first quarter of 2010.
•	Sales volume totaled 1.2 million metric tons, an increase of 14.8% compared to 1.0 million metric tons in first quarter of 2010.
•	On April 29, 2011, we, along with our subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), entered into a 20-year Cooperation Agreement with Shaanxi Iron and Steel Group Co., Ltd (“Shaanxi Steel”) and its parent company Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”). Under the terms of the agreement, Longmen Joint Venture will provide daily management of operations of new equipment constructed by Shaanxi Steel.
•	In the above mentioned Cooperation Agreement, we also formed a strategic partnership with Shaanxi Coal, whereby Shaanxi Coal will provide raw materials at favorable pricing and financial support to our operation.

•	As of May 9, 2011, the company had repurchased 979,481 shares of common stock in open market transactions at an average price of $2.65 per share pursuant to the repurchase program launched in December 2010.

Our continuing growth demonstrates the following strengths:

•	Our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has continued to be successful; and

•	We are a direct beneficiary of the PRC economic stimulus infrastructure spending program and “Go-West” Initiative.

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

Our vision is to become one of the largest and most profitable non-government owned steel companies in the PRC. Our mission is to grow our business organically and through the acquisition of Chinese steel companies to increase their profitability and efficiencies by utilizing western management practices and advanced production technologies, and the infusion of capital resources.

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

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have an approximate 72% share in the Xi’an market for rebar.

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

From 2009 to 2010, we worked with Shaanxi Steel to build new state-of-the-art equipment, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine. During the period of construction, we provided assistance, such as labor and technology, while we dismantled the operations of certain small furnaces to accommodate the new production systems. We paid certain costs and economic losses on behalf of Shaanxi Steel during the construction. On December 22, 2010, we were reimbursed by Shaanxi Steel in the amount of approximately $25.0 million (RMB169.0 million) for the costs that we paid on behalf of Shaanxi Steel, and were compensated by Shaanxi Steel in the amount of approximately $27.1 million (RMB183.1 million) for the economic losses incurred through September 30, 2010.

On April 29, 2011, we entered into a 20-year cooperation agreement with Shaanxi Coal and Shaanxi Steel. Under the terms of this agreement, Longmen Joint Venture will provide daily management of operations and will operate the production equipment constructed by Shaanxi Steel at the Longmen Joint Venture facility.

Under the terms of the cooperation agreement, Shaanxi Coal has committed to provide Longmen Joint Venture with raw materials, including coke and coal, at favorable pricing, as well as providing access to its nationwide transportation system to reduce our overall transportation costs. In addition, this agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations.

In the first two years of the collaboration, profits will be divided between Longmen Joint Venture and Shaanxi Steel with Longmen Joint Venture receiving 60% and Shaanxi Steel receiving 40% of the pre-tax profits, respectively. The distribution of profits will be subject to adjustment after the first two years based upon each entity’s actual investment of time and resources into the unified management system.

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

In January 2011, Shaanxi provincial government announced that it will invest RMB80 billion (approximately $12.2 billion) in the construction of hydroprojects, which is triple the amount invested during 11th Five Year National Economic and Social Development Plan. In addition to hydroprojects, according to the central government, 5,000 miles of high-speed railway will be built in 2011, with 16,000 total miles to be built by 2020.

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

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	21.6%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	19.2%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	10.5%	Others
Shaanxi Hancheng Longhui Trading Co., Ltd.	Coke	6.3%	Others
Shaanxi Yingde Gas Co, Ltd.	Gas	3.7%	Others
	Total	61.3%

Baotou Steel Pipe Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Gangshang Trading Co., Ltd.	Steel coil	80.7%	Others
Baotou Weifengda Trading Co., Ltd.	Steel coil	17.6%	Others
	Total	98.3%

Maoming Hengda

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	43.5%	Others
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	36.9%	Others
	Total	80.4%

Industry consolidation

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020. In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011.

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications. The new standards specified requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, and dust per ton from steel production, quantity of coal used for each process in steel production and output capacity which commenced in 2009. This policy once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry of more than 800 companies. While the operational conditions become more stringent, more small and medium size companies will likely to aggressively look for valued partners which could lead to opportunities for high quality acquisitions for us. We believe the directives have indirectly strengthened our position as an industry consolidator by creating quantitative measures we can use to better qualify potential acquisition targets.

Results of Operations for the Three Months Ended March 31, 2011

Sales

Three months ended March 31, 2011 compared with three months ended March 31, 2010

SALES	Three months ended
	March 31, 2011			March 31, 2010			Change	Change
(in thousands, except metric tons)	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %
	(Unaudited)			(Unaudited)
LoLongmen Joint Venture	1,169,314	$709,306	99.8%	909,731	$434,826	96.0%	28.5%	63.1%
Other	19,625	$1,158	0.2%	125,640	$18,197	4.0%	(84.4)%	(93.6)%
ToTotal Sales of General Steel	1,188,939	710,464	100.0%	1,035,371	453,023	100.0%	14.8%	56.8%

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

Cost of Goods Sold

Three months ended March 31, 2011 compared with three months ended March 31, 2010

	Three months ended
	March 31, 2011			March 31, 2010			Change	Change

(in thousands, except metric tons)	Volume	Cost As restated	%	Volume	Cost As restated	%	Volume %	Cost % As restated
	(Unaudited)			(Unaudited)
Lo Longmen Joint Venture	1,169,314	$703,708	99.8%	909,731	$428,801	95.9%	28.5%	64.1%
Other	19,625	$1,707	0.2%	125,640	$18,476	4.1%	(84.4)%	(90.8)%
Total Cost of Goods Sold of General Steel	1,188,939	705,415	100.0%	1,035,371	447,277	100.0%	14.8%	57.7%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. As a result, the cost of goods sold increased by 57.7% to $705.4 million in the first quarter 2011 from $447.3 million in the same period of 2010. The increase is mainly due to increasing sales volume and unit costs of raw materials as a result of the rise in iron ore and coke purchase prices.

Gross Profit

Three months ended March 31, 2011 compared with three months ended March 31, 2010

	Three months ended
(in thousands, except metric tons)	March 31, 2011			March 31, 2010			Change %
	Volume	Gross Profit As restated	Margin %	Volume	Gross Profit As restated	Margin %	Gross Profit
	(Unaudited)			(Unaudited)
LoLongmen Joint Venture	1,169,314	$5,598	0.8%	909,731	$6,026	1.4%	(7.1)%
Other	19,625	(549)	(47.4)%	125,640	(280)	(1.5)%	96.8%
Total Gross Profit of General Steel	1,188,939	5,049	0.7%	1,035,371	5,746	1.3%	(12.1)%

The gross margin has slightly decreased in the first quarter 2011 to 0.7% compared to 1.3% in the same period in 2010. The decrease is primarily attributable to a drop in gross profit at Longmen Joint Venture. The drop is predominantly attributable to the increase in the unit costs of raw materials as a result of the rise in iron ore and coke purchase prices.

The following chart illustrates the trend of company’s gross margin since first quarter 2010:

Selling, General and Administrative Expenses

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011	March 31, 2010	Change %
	(Unaudited)	(Unaudited)
Selling, General And Administrative Expenses	$14,501	$12,136	19.5%
SG&A Expenses As A Percentage Of Total Revenue	2.0%	2.7%

Selling, general and administrative (“SG&A”) expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges, transportation fees and various taxes increased 19.5% to $14.5 million for the three months ended March 31, 2011, compared to $12.1 million for the same period in 2010. The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing. SG&A expenses as a percentage of revenue decreased slightly to 2.0% for the first quarter 2011 from 2.7% for the same period in 2010. The decrease is due to the increase of sales revenue as a result of expanded production capacity.

Income (Loss) from Operations

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011 As restated	March 31, 2010 As restated	Change % As restated
	(Unaudited)	(Unaudited)
Loss From Operations	$(9,452)	$(6,390)	47.9%

Loss from operations for the three months ended March 31, 2011 increased to $9.5 million from $6.4 million for the same period in 2010. The increase was predominantly due to the drop in gross profit caused by higher purchase price of iron ore and coke in 2010.

Other Income (Expense)

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011 As restated	March 31, 2010 As restated	Change % As restated
	(Unaudited)	(Unaudited)

Interest income	$1,063	$1,120	(5.1)%
Finance/Interest expense	(14,119)	(10,963)	28.8%
Change in fair value of derivative liabilities	3,552	3,939	(9.8)%
Loss on disposal of fixed assets	(397)	-
Income from equity investment	1,655	-
Foreign currency transaction gain	619	155	299.4%
Lease income	452	137	229.9%
Other non-operating income (expense), net	305	42	626.2%
Total other expenses, net	$(6,870)	$(5,570)	23.3%

Total other expenses, net, for the three months ended March 31, 2011 were $6.9 million, a 23.3% increase compared to $5.6 million for the same period in 2010. The increase in total other expenses, net, was mainly a result of the combined effect of a $3.2 million increase in finance/interest expense and a decrease of $0.4 million in the change in fair value of derivative liabilities.

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

Net Income (Loss) before Noncontrolling Interest

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011 As restated	March 31, 2010 As restated	Change % As restated
	(Unaudited)	(Unaudited)
Net Loss Before Noncontrolling Interest	$(13,571)	$(10,023)	35.4%

Net Income (Loss) Attributable to General Steel Holdings, Inc.

Three months ended March 31, 2011 compared with three months ended March 31, 2010

(in thousands)	Three months ended
	March 31, 2011 As restated	March 31, 2010 As restated	Change % As restated
	(Unaudited)	(Unaudited)
Net loss before Noncontrolling	$(13,571)	$(10,023)	35.4%
Less: Net loss Attributable to Noncontrolling Interest	(4,654)	(4,411)	5.5%
Net Loss Attributable to Controlling Interest	$(8,917)	$(5,612)	58.9%

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

Earnings per Share

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Loss per Share	Three months ended
(in thousands, except earnings per share data)	March 31, 2011	March 31, 2010	Change %
	As restated	As restated	As restated
	(Unaudited)	(Unaudited)
Net Loss Attributable to Controlling Interest	$(8,917)	$(5,612)	58.9%

Weighted Average Number Of Shares
Basic	54,840	51,653	6.2%
Diluted	54,840	51,653	6.2%

Loss Per Share
Basic	$(0.16)	$(0.11)	45.5%
Diluted	$(0.16)	$(0.11)	45.5%

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

For the three months ended March 31, 2011 and 2010, we had a total tax benefit of $2.8 million and a total tax benefit of $1.9 million, respectively.

We had cumulative undistributed deficit of foreign subsidiaries of approximately $32.6 million as of March 31, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Noncontrolling Interest

Noncontrolling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, a 1% interest in Maoming Hengda by an individual and TME Group’s 40% interest in Tianwu Joint Venture.

Accounts Receivable

Accounts receivable and accounts receivable-related party were $26.4 million as of March 31, 2011 compared to $22.7 million as of December 31, 2010. This increase was mainly due to Longmen Joint Venture’s deliveries made to a major government project for which we expect to collect payment in the coming months.

Inventories

We had an inventory balance of $498.8 million as of March 31, 2011 compared to $453.6 million as of December 31, 2010. Such balance is comprised of supplies, raw material and finished products. We increased our stock of finished goods in the first quarter 2011 believing that the selling price of rebar will increase in the upcoming months.

Inventory
(in thousands)	March 31, 2011 As restated	December 31, 2010 As restated	Change % As restated
	(Unaudited)
Supplies	$17,181	$13,733	25.1%
Raw materials	294,232	381,178	(22.8)%
Finished goods	187,410	58,725	219.1%

Total inventories	$498,823	$453,636	10.0%

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

For more details about our debt, please see Note 8 in our Notes to the financial statements included in this report.

Cash-flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2011 was an inflow of $54.7 million compared to an outflow of $9.6 million in the same period of 2010. This change was mainly due to the combination of the following factors:

•	Some non-cash items including net income, such as depreciation and amortization, bad debt recovery (allowance), inventory written-off, loss on disposal of equipment, stock issued for service and compensation, change in fair value of derivative instrument and income from investment and deferred tax assets, resulted in a cash outflow of $9.6 million.

•	Cash outflow resulting from the increase in notes receivable, accounts receivable, inventories, advances on inventory purchase and advances on inventory purchase – related parties, as well as a decrease in customer deposits-related parties and other payables-related parties, was $159.2 million, compared to an outflow of $116.7 million during the same period in 2010.

•	Cash inflow due to the decrease in accounts receivables – related parties, other receivables and other receivables-related party, as well as the increase in accounts payable, accounts payable-related parties, other payables and accrued liabilities, customer deposits, taxes payable and deferred lease income, totaled $223.5 million, compared to an inflow of $112.9 million during the same period in 2010.

Investing activities

Net cash used in investing activities was $15.3 million for the three months ended March 31, 2011 compared to cash outflow of $47.7 million for the three months ended March 31, 2010. Net cash outflow was driven by a decrease in the restricted cash during this period.

Financing activities

Net cash used in financing activities was $15.2 million for the three months ended March 31, 2011 compared to cash inflow of $66.6 million for the three months ended March 31, 2010. Net cash outflow was driven by a decrease in the receipts from deposits due to sales representatives during this period.

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

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3, for an aggregate offering amount of $60 million, was declared effective by the SEC. From time to time, we may sell common stock, preferred stock, warrants, debt securities, rights and units in one or more offerings. As discussed below, in December 2009, we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants. We may sell the remaining securities registered on the Form S-3 shelf registration statement to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Compliance with Environmental Laws and Regulations

Longmen Joint Venture:

Together with our joint venture partners Long Steel Group and Shaanxi Steel, we have invested RMB580 million in a series of comprehensive projects to reduce our waste emissions of coal gas, water, and solid waste. In 2005, we received ISO 14001 certification for our overall environmental management system. We have received several awards from the Shaanxi provincial government as a result of our increased effort in environmental protection.

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

	Payment due by period
		Less than
Contractual obligations	Total As restated	1 year As restated	1-3 years As restated	4- 5 years As restated
	(in thousands)
Bank loans	$311,020	$311,020	$-	$-
Other loans	245,286	153,966	-	91,320
Notes payable	556,812	556,812	-	-
Deposits due to sales representatives	28,416	28,416		-
Lease with Bao Gang Group	342	274	68	-
Construction obligations - Longmen Joint Venture and Maoming Hengda Steel	6,054	6,054	-	-
Total (Unaudited)	$1,147,930	$1,056,542	$68	$91,320

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

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 3 to our consolidated financial statements “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Noncontrolling interest

Effective January 1, 2009, we adopted generally accepted accounting principles regarding noncontrolling interests in our consolidated financial statements. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity.

Further, as a result of the adoption of this accounting standard, net income attributable to noncontrolling interests is now excluded, from the determination of consolidated net income. In addition, the foreign currency translation adjustment is allocated between controlling and non-controlling interests.

As a result, we reclassified non-controlling interests in the amounts of $47.6 million and $52.0 million from the mezzanine section to equity on the March 31, 2011 and December 31, 2010 balance sheets, respectively.

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

Deferred lease income represents the remaining balance of compensation being deferred.  As of March 31, 2011 and December 31, 2010, the balance of $77.6 million and $57.6 million represented the balance of remaining deferred lease income respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

In the Original 10-Q, with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Solely as a result of the material weakness indentified with respect to our reporting of complex non-routine transactions, management has re-evaluated our disclosure controls and procedures, and on June 8, 2012, concluded that our disclosure controls and procedures were not effective as of March 31, 2011. Despite the existence of this material weakness, we believe that the consolidated financial statements included in this Amendment No. 1 for the quarter ended March 31, 2011 present, in all material aspects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Amendment No. 1 relates to such risk factors, there have been no material changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on August 29, 2012.

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

ITEM 6. EXHIBITS.

(a) Exhibits

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

31.1	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO (Principal Executive Officer) and CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

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

