Form 10-Q
period 2011-06-30
GENERAL STEEL HOLDINGS INC
filed 2013-02-01
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

+86(10) 5775 7691

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

*Please note that while the registrant qualified as an accelerated filer at the time of filing its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2011, as of the date of filing this quarterly report on Form 10-Q, the registrant has exited the accelerated filer status at the end of the fiscal year ended December 31, 2011 and now holds the status as a smaller reporting company.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of January 23, 2013, 54,797,532 shares of common stock, par value $0.001 per share, were outstanding.

Table of Contents

		Page
Part I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.	1

	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010.	1

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2011 and 2010.	2

	Condensed Consolidated Statements of Changes In Equity .	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 .	4

	Notes to Condensed Consolidated Financial Statements (Unaudited).	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	45

Item 4.	Controls and Procedures.	73

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	75

Item 1A.	Risk Factors.	75

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	75

Item 6.	Exhibits.	76

Signatures		77

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$75,317	$65,271
Restricted cash	186,495	197,797
Notes receivable	94,547	49,147
Restricted notes receivable	181,169	240,298
Accounts receivable, net	51,373	18,500
Accounts receivable - related parties	43,500	4,160
Other receivables, net	13,343	11,150
Other receivables - related parties	91,728	10,938
Inventories	473,204	453,636
Advances on inventory purchase	50,698	24,577
Advances on inventory purchase - related parties	13,143	6,187
Prepaid expense	302	5,018
Prepaid value added tax	15,514	37,323
Deferred tax assets	164	15,301
TOTAL CURRENT ASSETS	1,290,497	1,139,303

PLANT AND EQUIPMENT, net	1,192,496	602,612

OTHER ASSETS:
Advances on equipment purchase	13,633	14,898
Investment in unconsolidated subsidiaries	9,807	17,456
Long-term deferred expense	735	1,439
Intangible assets, net of accumulated amortization	23,854	23,672
TOTAL OTHER ASSETS	48,029	57,465

TOTAL ASSETS	$2,531,022	$1,799,380

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term notes payable	$345,657	$480,152
Accounts payable	326,420	241,367
Accounts payable - related parties	127,798	79,694
Short term loans - bank	311,697	285,198
Short term loans - others	205,190	127,712
Short term loans - related parties	15,637	14,548
Other payables and accrued liabilities	36,009	30,087
Other payable - related parties	18,216	18,214
Customer deposit	175,295	133,464
Customer deposit - related parties	65,806	54,922
Deposit due to sales representatives	23,660	52,079
Taxes payable	12,690	6,237
Deferred lease income, current	2,067	1,971
Capital lease obligations, current	11,552	-
TOTAL CURRENT LIABILITIES	1,677,694	1,525,645

NON-CURRENT LIABILITIES:
Long-term loans - related party	134,566	91,020
Deferred lease income, noncurrent	76,282	55,620
Capital lease obligations, noncurrent	282,895	-
Profit sharing liability, noncurrent	284,871	-
TOTAL NON-CURRENT LIABILITIES	778,614	146,640

DERIVATIVE LIABILITIES	182	5,573

TOTAL LIABILITIES	2,456,490	1,677,858

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2011 and December 31, 2010	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 56,246,188 and 54,678,083 issued, 55,155,210 and 54,522,973 outstanding as of June 30, 2011 and December 31, 2010, respectively	55	55
Treasury stock, at cost, 1,090,978 and 316,760 shares as of June 30, 2011 and December 31, 2010, respectively.	(2,795)	(871)
Paid-in-capital	107,405	104,970
Statutory reserves	6,465	6,202
Accumulated deficits	(83,625)	(51,793)
Accumulated other comprehensive income	12,325	10,987
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY	39,833	69,553

NONCONTROLLING INTERESTS	34,699	51,969

TOTAL EQUITY	74,532	121,522

TOTAL LIABILITIES AND EQUITY	$2,531,022	$1,799,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
SALES	$814,599	$383,173	$1,316,078	$700,801

SALES - RELATED PARTIES	247,132	118,506	456,117	253,901
TOTAL SALES	1,061,731	501,679	1,772,195	954,702

COST OF GOODS SOLD	793,298	369,433	1,291,213	686,996

COST OF GOODS SOLD - RELATED PARTIES	245,093	124,882	452,593	254,596
TOTAL COST OF GOODS SOLD	1,038,391	494,315	1,743,806	941,592

GROSS PROFIT	23,340	7,364	28,389	13,110

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,033	13,677	41,534	25,813

LOSS FROM OPERATIONS	(3,693)	(6,313)	(13,145)	(12,703)

OTHER INCOME (EXPENSE)
Interest income	816	617	1,879	1,737
Finance/interest expense	(23,117)	(16,464)	(37,236)	(27,427)
Change in fair value of derivative liabilities	1,839	10,729	5,391	14,668
Gain on debt settlement	3,430	-	3,430	-
Gain (loss) on disposal of equipments	387	(227)	(10)	(343)
Income from equity investments	1,856	3,074	3,511	3,229
Foreign currency transaction gain	1,030	-	1,649	-
Lease income	512	184	964	320
Other non-operating income (expense), net	(455)	855	(150)	1,014
Other expense, net	(13,702)	(1,232)	(20,572)	(6,802)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(17,395)	(7,545)	(33,717)	(19,505)

PROVISION FOR INCOME TAXES
Current	-	170	207	584
Deferred	18,198	(2,973)	15,240	(5,324)
Provision (benefit) for income taxes	18,198	(2,803)	15,447	(4,740)

NET LOSS	(35,593)	(4,742)	(49,164)	(14,765)

Less: Net loss attributable to noncontrolling interest	(12,678)	(2,738)	(17,332)	(7,149)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(22,915)	$(2,004)	$(31,832)	$(7,616)

NET LOSS	$(35,593)	$(4,742)	$(49,164)	$(14,765)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(287)	312	1,400	151

COMPREHENSIVE LOSS	(35,880)	(4,430)	(47,764)	(14,614)

Less: Comprehensive loss attributable to noncontrolling interest	(12,858)	(2,740)	(17,270)	(7,032)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(23,022)	$(1,690)	$(30,494)	$(7,582)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,318	52,112	54,233	51,883

LOSS PER SHARE
Basic and Diluted	$(0.42)	$(0.04)	$(0.59)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	Value	capital	reserves	Unrestricted	income	interest	Total

BALANCE, December 31, 2009	3,092,899	$3	51,619	$52	-	-	$95,588	$6,162	$(21,787)	$8,118	$70,148	$158,284

Net loss attributable to General Steel Holdings, Inc.									(7,616)			(7,616)
Net loss attributable to noncontrolling interest											(7,149)	(7,149)
Distribution of dividend to noncontrolling shareholders											(1,045)	(1,045)
Noncontrolling interest acquired											(1,270)	(1,270)
Adjustement to special reserve								379				379
Common stock issued for compensation			406	0.41			1,369					1,369
Common stock issued for repayment of debt			928	0.93			2,403					2,404
Common stock transferred by CEO for compensation							138					138
Foreign currency translation adjustments										34	117	151

BALANCE, June 30, 2010	3,092,899	3	52,953	53	-	-	99,498	6,541	(29,403)	8,152	60,801	145,645

Net loss attributable to General Steel Holdings, Inc.									(22,390)			(22,390)
Net loss attributable to noncontrolling interest											(9,116)	(9,116)
Distribution of dividend to noncontrolling shareholders											(2,889)	(2,889)
Registered capital received from noncontrolling shareholders											1,182	1,182
Adjustment to special reserve								(339)			354	15
Common stock issued for compensation			328	0.33			832					833
Common stock transferred by CEO for compensation							138					138
Notes converted to common stock			1,209	1.21			3,544					3,545
Make whole shares issued on notes conversion			271	0.27			741					741
Common stock issued for accrued interest on notes			79	0.08			217					217
Treasury stock purchased			(317)	(0.32)	317	(871)						(871)
Foreign currency translation adjustments										2,835	1,637	4,472

BALANCE, December 31, 2010	3,092,899	$3	54,523	$55	317	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net income attributable to General Steel Holdings, Inc.									(31,832)			(31,832)
Net income attributable to noncontrolling interest											(17,332)	(17,332)
Adjustment to statutory reserve												-
Common stock issued for compensation			432	0.43			854					854
Common stock issued for repayment of debt			975	0.97			1,442					1,443
Common stock transferred by CEO for compensation							139					139
Treasury stock purchased			(774)	(0.77)	774	(1,924)						(1,925)
Adjustment to special reserve								263				263
Foreign currency translation adjustments										1,338	62	1,400

BALANCE, June 30, 2011	3,092,899	$3	55,156	$55	1,091	$(2,795)	$107,405	$6,465	$(83,625)	$12,325	$34,699	$74,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

(In thousands)

	Six months ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,164)	$(14,765)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	22,022	19,334
Impairment of plant and equipment	5,361	1,733
Stock issued for services and compensation	994	1,507
Change in fair value of derivative liabilities	(5,391)	(14,668)
Gain on stock issued as loan repayment	(3,430)	-
Loss on disposal of equipment	10	343
Amortization of deferred note issuance cost and discount on convertible notes	-	13
Amortization of deferred financing cost on capital lease	6,698	-
Income from equity investments	(3,511)	(3,229)
Deferred tax assets	15,240	(5,434)
Deferred lease income	5,746	42
Foreign currency transaction gain	(1,649)	-
Changes in operating assets and liabilities
Notes receivable	(43,854)	(26,939)
Notes receivable - restricted	63,055	(24,223)
Accounts receivable	(32,086)	(12,161)
Accounts receivable - related parties	(38,750)	(1,015)
Other receivables	(1,947)	(1,570)
Other receivables - related parties	(54,657)	(550)
Inventories	(10,460)	(79,299)
Advances on inventory purchases	(25,304)	(11,512)
Advances on inventory purchases - related parties	(6,745)	(5,431)
Prepaid expenses	4,753	-
Prepaid value added tax	22,256	-
Long term deferred expense	723	-
Accounts payable	79,242	35,734
Accounts payable - related parties	45,926	37,605
Other payables and accrued liabilities	5,258	2,426
Other payables - related parties	(354)	22,656
Customer deposits	38,685	(20,270)
Customer deposits - related parties	9,671	25,081
Taxes payable	6,248	4,966
Net cash provided by (used in) operating activities	54,586	(69,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	15,017	(76,526)
Acquired long term investment	-	(1,273)
Cash proceeds from disposal of long-term investment	-	3,667
Dividend receivable	-	(1,554)
Cash proceeds from sales of equipment	258	60
Cash proceeds from investment in future contracts	410	-
Advance on equipment purchases	-	(10,268)
Equipment purchase and intangible assets	(31,097)	(29,240)
Payments to original shareholders	-	(2,460)
Net cash used in investing activities	(15,412)	(117,594)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,924)	-
Borrowings on short term loans - bank	235,006	133,196
Payments on short term loans - bank	(212,768)	(105,485)
Borrowings on short term loan - others	186,183	72,083
Payments on short term loans - others	(112,199)	(89,878)
Borrowings on short term loan - related parties	5,662	-
Payments on short term loans - related parties	-	(4,401)
Borrowings on short term notes payable	400,543	131,882
Payments on short term notes payable	(542,672)	-
Borrowings on long term loans - related parties	76,350	-
Payments on long term loans - related parties	(35,144)	-
Deposits due to sales representatives	(29,068)	18,663
Net cash (used in) provided by financing activities	(30,031)	156,060

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	903	(186)

INCREASE (DECREASE) IN CASH	10,046	(31,346)

CASH, beginning of period	65,271	82,118

CASH, end of period	$75,317	$50,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Background

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, operates steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation is manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

Recent developments

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture plus the $572.5 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

The Agreement leverages each of the parties’ operating strengths, allowing the Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, these new facilities are expected to contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

The parties to the Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Agreement. However, the Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote. Therefore, the Board of Directors of Longmen Joint Venture remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool.

The Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture as a capital lease. See Notes 2 “Summary of significant accounting policies”, 11 “Deferred lease income”, 12 “Capital lease obligations” and 13 “Profit sharing liability”.

Note 2 – Summary of significant accounting policies

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the amended and restated 2010 annual report filed on Form 10-K/A (Amendment No.1) filed on August 30, 2012.

(a)	Basis of presentation

The unaudited condensed consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture	PRC	VIE/60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd (“Tianwu Joint Venture”)	PRC	60.0%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of all directly and indirectly owned subsidiaries and the variable interest entity listed above. All material intercompany transactions and balances have been eliminated in consolidation.

(b)	Principles of consolidation – subsidiaries

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company, its subsidiaries, its variable interest entity (“VIE”) for which the Company is the ultimate primary beneficiary, and the VIE’s subsidiaries.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

A VIE is an entity in which the Company, or its subsidiary, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with, ownership of the entity, and therefore the Company or its subsidiary is the primary beneficiary of the entity.

All significant inter-company transactions and balances have been eliminated upon consolidation.

(c) Consolidation of VIE

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as the Company’s 60% direct owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was re-evaluated by the Company to determine if Longmen Joint Venture is a VIE and if the Company is the primary beneficiary.

Based on projected profits in this entity and future operating plans, Longmen Joint Venture’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

The Company would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board with respect to Longmen Joint Venture, the powers (rights and roles) of both bodies were considered to determine which has the power to direct the activities of Longmen Joint Venture, and by extension, whether the Company continues to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner, as discussed in Note 1- “Recent Developments”. The Supervisory Committee, on which the Company holds 2 out of 4 seats, requires a ¾ majority vote while the Board, on which the Company holds 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails, the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

In connection with the Unified Management Agreement, the Company, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary or as needed basis in the future. See Note 2 item (d) Liquidity.

As discussed in Note 1 - “Background”, the Company has the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement that are significant to the VIE. As both conditions are met, the Company is the primary beneficiary of Longmen Joint Venture and therefore, continues to consolidate Longmen Joint Venture as a VIE.

The Company believes that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE. However, if there will be any changes in the PRC law, the PRC legal system could limit the Company’s ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment. The Company is making ongoing assessment to determine whether Longmen Joint Venture is a VIE.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Current assets	$1,203,128	$1,087,108
Plant and equipment, net	1,150,732	553,688
Other noncurrent assets	44,641	54,099
Total assets	2,398,501	1,694,895
Total liabilities	(2,369,035)	(1,612,925)
Net assets	$29,466	$81,970

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

VIE and its subsidiaries’ liabilities consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$321,782	$447,992
Accounts payable	292,834	230,753
Accounts payable - related parties	102,771	56,742
Short term loans - bank	277,053	260,977
Short term loans - others	84,018	113,328
Short term loans - related parties	15,637	14,548
Other payables and accrued liabilities	27,545	27,932
Other payables - related parties	9,368	2,132
Customer deposits	287,882	129,832
Customer deposits - related parties	64,482	53,624
Deposit due to sales representatives	23,660	52,079
Taxes payable	11,188	5,159
Deferred lease income	2,067	1,971
Capital lease obligations, current portion	11,552	-
Intercompany payable to be eliminated	58,582	69,216
Total current liabilities	1,590,421	1,466,285
Non-current liabilities:
Long term loans - related parties	134,566	91,020
Deferred lease income - noncurrent	76,282	55,620
Capital lease obligations, noncurrent portion	282,895	-
Profit sharing liability, noncurrent	284,871	-
Total non-current liabilities	778,614	146,460
Total liabilities of consolidated VIE	$2,369,035	$1,612,925

VIE and its subsidiaries’ condensed consolidated income statements are as follows:

	Three months ended June 30, 2011	Three months ended June 30, 2010
	(in thousands)	(in thousands)
Sales	$1,056,675	$499,361
Gross profit	22,300	8,120
Income (loss) from operations	3,474	(1,046)
Net loss attributable to controlling interest	$(19,707)	$(7,472)

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(in thousands)	(in thousands)
Sales	$1,765,980	$934,187
Gross profit	26,818	14,146
Loss from operations	(4,034)	(4,828)
Net loss attributable to controlling interest	$(29,885)	$(14,562)

Longmen Joint Venture has two 100% owned subsidiaries Yuxin Trading Co., Ltd (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). In addition, Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong, Tongxing and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these three entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory.

Tongxing

Longmen Joint Venture holds a 22.76% equity interest in Tongxing and hundreds of employees of Longmen Joint Venture own the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights have been assigned through the date Tongxing ceases its business operation or the employees sell their interest in Tongxing. Tongxing’s business is highly reliant on Longmen Joint Venture. Tongxing’s main business is to process rebar. Also see Note 24.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore.

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

(d) Liquidity

The Company’s accounts have been prepared in accordance with U.S GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon aligning its sources of funding (debt and equity) with the expenditure requirements of the Company and repayment of the short-term debt facilities as and when they fall due.

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio at of June 30, 2011 and December 31, 2010 were 33.0 and 13.8, respectively. As of June 30, 2011, the Company’s current liabilities exceed current assets (excluding non-cash items) by $373.6 million. And as of December 31, 2012, the Company’s current liabilities exceed current assets (excluding non-cash items) by $784.8 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Longmen Joint Venture, as the most important subsidiary of the Company, accounted for majority of total sales of the Company. As such, the majority of the Company’s working capital needs come from Longmen Joint Venture. The Company’s ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which are listed below by category:

Line of credit

The Company received lines of credit from seven major banks totaling $367.4 million with expiration dates ranging from December 28, 2013 to May 4, 2014.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of Jinzhou	$31.7	January 7, 2014
China Merchants Bank	47.5	February 1, 2014
Bank of Chongqing	47.5	January 8, 2014
Bank of Communications	31.7	December 28, 2013*
Bank of Lanzhou	31.7	January 3, 2014
Industrial Bank	34.8	January 23, 2014
China Minsheng Bank	142.5	May 4, 2014
Total	$367.4

* Management expects the line of credit will be extended after December 28, 2013.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $316.7 million with the following companies:

Company	Financing period covered	Financing Amount (in millions)
Company A – related party	January 6, 2013 – January 5, 2015	$79.2
Company B – third party	January 6, 2013 – January 5, 2015	79.2
Company C – related party	October 1, 2012 – October 1, 2013	158.3
Total		$316.7

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. Each company has signed a two-year agreement with Longmen Joint Venture which was effective on January 6, 2013 to finance Longmen Joint Venture for its coke purchase for two-year. According to the above signed agreement, both Company A and B will not demand any cash payments for next two years. As of the date of this report, our payables to Company A and Company B were approximately $54.7 million and $31.1 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a main subsidiary of a Fortune 500 Company. Its total iron ore sales in 2011 were over 16 million metric tons. In October 2012, Company C signed a one year agreement which is effective and payables from October 2012 to finance Longmen Joint Venture up to $158.3 million for its iron ore purchase. According to the agreement, during the contract period, Longmen Joint Venture agrees to purchase iron ore from Company C in an amount not less than 3 million metric ton. Company C agrees to provide the amount of not less than $158.3 million in iron ore for Longmen Joint Venture. During the contract term, Longmen Joint Venture also needs to pay a monthly interest expense based on a variable interest rate equal to 110% of the one year benchmark rates of similar loans published by the Peoples Bank of China. This agreement would also help secure Company C’s iron ore sales to Longmen Joint Venture. The Company had not made any purchases from Company C as of the date of this report.

Customer financing

Longmen Joint Venture also obtained customer financing support from Company D, a related party. Company D, a subsidiary of one of the largest state-owned enterprise in its province signed a one year agreement which is effective from the October 1, 2012 to finance Longmen Joint Venture $158.3 million by a way of payment in advance. There is no customer financing yet as of the date of this report.

Financing sales

As part of our working capital management, Longmen Joint Venture has entered into an additional financing sales agreement with a third party company, Company E and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”) to provide liquidity to the Company in the total amount of $79.2 million.

According to the financing sales agreements, Longmen Joint Venture sells rebar to the Company E at a certain price, and Yuxin and Yuteng will purchase back the rebar from the Company E at a higher price than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for at least $7.9 million for the rebar sold. From July 1, 2012 until the expiration date of the contract or Decemer 31, 2013, the advance payment balance cannot be less than $79.2 million. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company E was approximately $23.7 million.

Other financing

On January 7, 2013, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $43.5 million financial support from a two-year balancing payment extension granted by the following three companies:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Financing Amount
Company	Financing period covered	(in millions)
Company F – related party	January 7, 2013 – January 6, 2015	$15.8
Company G – related party	January 7, 2013 – January 6, 2015	20.6
Company H – related party	January 7, 2013 – January 6, 2015	7.1
Total		$43.5

According to the contract terms, Company F, Company G and Company H, have agreed to grant a two year payment extension in the amounts of $15.8 million, $20.6 million and $7.1 million respectively. As of the date of this report, our payables to Company F, Company G and Company H were approximately $17.1 million, $20.9 million and $8.4 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of December 31, 2012, Longmen Joint Venture has collected a total amount of $35.0 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from December 31, 2012 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of December 31, 2013. Management does not expect the result of our analysis will be significantly different from December 31, 2012 to the date of this report. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended December 31, 2013
Current liabilities over current assets (excluding non-cash items) as of December 31, 2012	$(784.8)
Cash provided by line of credit from banks	367.4
Cash provided by vendor financing	316.7
Cash provided by customer financing	158.3
Cash provided by financing sales	79.2
Cash provided by other financing	43.5
Cash provided by sales representatives	35.0
Cash used in operations for the twelve months ended December 31, 2013	(30.3)
Net projected change in cash for the twelve months ended December 31, 2013	$185.0

As a result, the unaudited condensed consolidated financial statements for the six month period ended June 30, 2011 have been prepared on a going concern basis.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

(f)	Concentration of risks and uncertainties

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of June 30, 2011 and December 31, 2010, the Company had not entered into any commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2011 and December 31, 2010 amounted to $261.8 million and $263.1 million, respectively. As of June 30, 2011, $0.5 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 40.6% and 36.5% of the Company’s total sales for the three months and six months ended June 30, 2011, respectively. The Company had five major customers, which represented approximately 24.5% and 27.3% of the Company’s total sales for the three months and six months ended June 30, 2010, respectively. One of these five major customers, Minmetals Steel Co., Ltd, accounts for more than 10% of total sales for the six months ended June 30, 2011 and none of these five customers accounts for more than 10% of total sales for the six months ended June 30, 2010. We have one customer and no customer accounts for more than 10% of total accounts receivable as of June 30, 2011 and 2010, respectively.

For the three months and six months ended June 30, 2011, the Company purchased approximately 29.6% and 41.6% of its raw materials from five major suppliers, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2011, and two of the five major suppliers accounted for more than 10% of the total purchases for the six months ended June 30, 2010. The purchases from the five major suppliers represent approximately 47.2% and 48.5% of the company’s total purchases for the three months and six months ended June 30, 2010, respectively. These five vendors accounted for 26.5% and 23.1% of total accounts payable as of June 30, 2011 and 2010, respectively.

(g)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The Company’s subsidiaries in China use the local currency, Renminbi (RMB), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $11.2 million and $11.0 million as of June 30, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity, at June 30, 2011 and December 31, 2010, were translated at 6.46 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statement of operations accounts for the three months ended June 30, 2011 and 2010 were 6.51 RMB and 6.84 RMB, respectively. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2011 and 2010 were 6.55 RMB and 6.82 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(h)	Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Buyers”) issuing $40.0 million (“Notes”) and 1,154,958 warrants. The warrants can be converted to common stock through May 13, 2013 at $13.51 per share, subject to customary anti-dilution adjustments.

On December 24, 2009, the holders of the existing warrants of 1,154,958 shares entered into an agreement with the Company that reset the exercise price from $13.51 to $5 per share and increased the number of warrants from 1,154,958 to 3,900,871.

In December 2009, the Company issued 2,777,778 warrants in connection with a registered direct offering.

The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of June 30, 2011 and December 31, 2010. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 10 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

The Company determined the carrying value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7.3% based on the Company’s average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions in the next 20 years:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

(in thousands)	Carrying Value as of June 30, 2011	Fair Value Measurements at June 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$182	$-	$182	$-
Profit sharing liability	284,871	-	-	284,871
Total	$285,053	$-	$182	$284,871

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

(in thousands)	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$5,573	$-	$5,573	$-

The following is a reconciliation of the beginning and ending balances of the profit sharing liability measured at fair value on a recurring basis using unobservable inputs as of June 30, 2011:

June 30, 2011
(in thousands)
Beginning fair value at December 31, 2010	$-
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	280,857
Interest expense accreted for the six months ended June 30, 2011	3,336
Exchange rate effect	678
Ending fair value at June 30, 2011	$284,871

We re-measured the fair value of the 40% profit sharing liability as of June 30, 2011 and the difference is immaterial in comparing to the initial value.

Except for the derivative liabilities and profit sharing liability, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

(i)	Intangible assets

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.7 million (RMB 23.7 million). These land use rights are for 50 years and expire in 2050 and 2053. The Company amortizes the land use rights over the ten-year business term because its initial business license had a ten-year term. Although General Steel (China) became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years, the Company decided to continue amortizing the land use rights over the original ten-year business term as the impact of the change in depreciable life was determined to not be material to the Company’s financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long Steel Group contributed land use rights for a total amount of $23.0 million (RMB 148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.6 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires in
	(in thousands)
General Steel (China)	$3,670	2050 & 2053
Longmen Joint Venture	$22,993	2048 & 2052
Maoming Hengda	$2,568	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2011, the Company expects these assets to be fully recoverable.

(j)	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Machinery under capital lease	20 Years
Other equipment	5 Years
Transportation Equipment	5 Years

The Company assesses all significant leases for purposes of classification as either operating or capital. At lease inception, if the lease meets any of the four following criteria, the Company will classify it as a capital lease; otherwise it will be treated as an operating lease: a) transfer of ownership to lessee at the end of the lease term, b) bargain purchase option, c) lease term is equal to 75% or more of the estimated economic life of the leased property, d) the present value of the minimum lease payments is 90% or more of the fair value of the leased asset.

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

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (See Note 6). The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(k)	Investments in unconsolidated entities

Entities in which the Company has the ability to exercise significant influence, but does not have a controlling interest, are accounted for using the equity method. Significant influence is generally considered to exist when the Company has an ownership interest in the voting stock between 20% and 50%, and other factors, such as representation on the Board of Directors, voting rights and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for investments with ownership less than 20% using the cost method.

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) invested in several companies from 2003 to 2007. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as at June 30, 2011.

Unconsolidated entity	Year acquired	Amount invested (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd.	2004	$5,568	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	3,009	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	235	23.8
Xian Delong Powder Engineering Materials Co., Ltd.	2007	995	24.1
Total		$9,807

Total investment income in unconsolidated entities amounted to $0.4 million and $3.1 million for the three months ended June 30, 2011 and 2010, respectively. Total investment income in unconsolidated entities amounted to $2.0 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Long Steel Group for $11.3 million on April 30, 2011. As of April 30, 2011, our investment in Xinglong was approximately $9.8 million and this transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

(l)	Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product generally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2011 and December 31, 2010, customer deposits amounted to $241.1 million and $188.4 million, respectively, including deposits received from related parties amounting to $65.8 million and $54.9 million, respectively.

(m)	Deferred lease income

To reimburse Longmen Joint Venture for certain construction costs incurred as well as economic losses on suspended production to accommodate the construction of the new iron and steel making facilities on behalf of Shaanxi Steel, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture for the value of assets dismantled, various site preparation costs incurred and rent under a 40-year land sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and for the reduced production efficiency caused by the construction. Applying the lease accounting guidance, the Company has concluded that, except for the reimbursement for site preparation costs incurred, the amount of reimbursement should be deferred and recognized as a component of the land that was sub-leased during the construction, to be amortized to income over the remaining term of the 40-year sub-lease. Deferred lease income represents the remaining balance of compensation being deferred.  See Note 11–“Deferred lease income”.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n)	Non-controlling Interest

Non-controlling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, an individuals’ 0.9% interest in Yangpu Shengtong Investment Co., Ltd. , two individuals’ 1.3% interest in Qiu Steel, an individual’s 1% interest in Maoming Hengda, and TME Group’s 40% interest in Tianwu Joint Venture, The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

(o)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of June 30, 2011, the Company had repurchased 1,090,978 total shares of its common stock under the share repurchase plan approved by the Board of Directors in December 2010.

(p)	Comprehensive income

In June 2011, the Company adopted the revised guidance issued by the FASB on the presentation of comprehensive income that requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income and eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.

(q)	Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective for all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on its unaudited condensed consolidated financial statements.

In December 2011, the FASB issued authoritative guidance on disclosures about offsetting assets and liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued a deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The amendments in this update defer those changes in the guidance that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(r) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated income statements and cash flows.

Note 3 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2011	December 31,2010
	(in thousands)	(in thousands)
Accounts receivable	$51,391	$18,796
Less: allowance for doubtful accounts	(18)	(296)
Accounts receivable – related parties	43,500	4,160
Net accounts receivable	$94,873	$22,660

Movement of allowance for doubtful accounts is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$296	$490
Charge to expense	-	174
Less: write-off	(280)	(386)
Exchange rate effect	2	18
Ending balance	$18	$296

Note 4 – Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Supplies	$22,578	$13,733
Raw materials	329,763	381,178
Finished goods	120,863	58,725
Total inventories	$473,204	$453,636

Raw materials consist primarily of iron ore and coke at Longmen Joint Venture. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs at normal capacity such as utilities and indirect labor related to production such as assembling, shipping and handling costs for purchasing are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5–Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $63.8 million and $30.8 million as of June 30, 2011 and December 31, 2010, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Buildings and improvements	$126,070	$116,294
Machinery	520,781	502,958
Machinery under capital lease	572,531	-
Transportation and other equipment	15,483	13,253
Construction in progress	82,051	65,749
Subtotal	1,316,916	698,254
Less : impairment of long-lived assets	(5,431)	-
Less: accumulated depreciation	(118,989)	(95,642)
Total	$1,192,496	$602,612

Construction in progress consisted of the following as of June 30, 2011:

Construction in Progress	Value	Completion	Additional Cost
description	(In thousands)	Date	(In thousands)

Employee cafeteria	$4,584	September 2011	$57
Steel rebar & wire production line	48,613	September 2011	29,327
Inventory warehouse	2,299	December 2011	1,067
Sintering machine transformation	3,468	September & December 2011	173
Coke oven gas pipe	1,449	September 2011	1,437
Project materials	13,006		-
Others	8,632		5,179
Total	$82,051		$37,240

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Machinery	$572,531	$-
Subtotal	572,531	-
Less :accumulated depreciation	(4,533)	-
Carrying value of leased assets	$567,998	$-

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that their carrying amount may not be recoverable, to determine whether their carrying value has become impaired. General Steel (China) lease facilities to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”) including approximately 776,078 square feet of workshops, land, equipment and other facilities. The term of the original lease is from January 1, 2010 to December 31, 2011and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market condition, the lessee has informed the Company that they did not plan to lease the assets after the end of 2012 and will terminate the supplemental agreement early. There is no penalty for early termination of the lease. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment amount is of $5.4 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses. The Company does not have any other impairment charges for the three and six months ended June 30, 2011 and 2010.

Depreciation expenses for the three months ended June 30, 2011 and 2010 amounted to $12.8 million and $9.5 million, respectively, and for the six months ended June 30, 2011 and 2010, amounted to $21.5 and $18.8 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2011 and 2010 of $4.5 million and $0, respectively and for the six months ended June 30, 2011 and 2010, $4.5 million and $0, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Land use rights	$29,231	$28,462
Software	675	660
Subtotal	29,906	29,122
Less:
Accumulated amortization - land use right	(5,831)	(5,316)
Accumulated amortization - software	(221)	(134)
Intangible assets, net	$23,854	$23,672

The gross amount of the intangible assets amounted to $29.9 million and $29.1 million as of June 30, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 35.6 years as of June 30, 2011.

Total amortization expense for the three months ended June 30, 2011 and 2010 amounted to $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2011 and 2010, amounted to $0.5 million and $0.5 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years Ended	Estimated Amortization Expense	Gross Carrying Amount
	(in thousands)	(in thousands)
June 30, 2012	$987	22,867
June 30, 2013	987	21,880
June 30, 2014	987	20,893
June 30, 2015	987	19,906
June 30, 2016	987	18,919
Thereafter	18,919	-
Total	$23,854

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $182.8 million and $167.7 million as of June 30, 2011 and December 31, 2010, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $55.7 million and $159.3 million as of June 30, 2011 and December 31, 2010, respectively.

The Company had the following short-term notes payable as of:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from July to December 2011. Restricted cash required of $20.8 million and $11.7 million as of June 30, 2011 and December 31, 2010, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$23,875	$21,541
Longmen Joint Venture: Notes payable to various banks in China, due various dates from July to December 2011. $162.0 million restricted cash and $55.7 million notes receivable are secured for notes payable as of June 30, 2011, and $150.7 million restricted cash and $159.3 million notes receivable are secured for notes payable as of December 31, 2010, some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	321,782	447,992
Bao Tou: Notes payable to various banks in China, due in April 2011. Restricted cash required of $5.3 million as of December 31, 2010, guaranteed by third parties.	-	10,619
Total short-term notes payable	$345,657	$480,152

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	June 30, 2011	December 31,2010
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from July 2011 to April 2012. Weighted average interest rate 5.6% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$34,644	$24,220
Longmen Joint Venture: Loans from various banks in China, due various dates from July 2011 to June 2012. Weighted average interest rate 5.8% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use rights and inventory. These loans were either repaid or renewed subsequently on the due dates.	277,053	260,978
Total short-term loans - bank	$311,697	$285,198

As of June 30, 2011 and December 31, 2010, the Company has not met its financial covenant stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of June 30, 2011 and December 31, 2010, the Company's debt to asset ratio was 97.1% and 93.2% respectively.

Furthermore, the Company is party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of June 30, 2011 and December 31, 2010 were $24.8 million and $12.1 million, respectively. According to the Company’s short term loan agreements, the banks have the right to request more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of today, the Company has not received any notice from the banks to request more collateral, additional guarantee or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	June 30, 2011	December 31,2010
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from July 2011 to December 2011. Weighted average interest rates 6.3% per annum. These loans were either repaid or renewed subsequently on the due dates.	$84,018	$75,380
Longmen Joint Venture: Loans from financing sales.	115,291	37,947
Maoming Hengda: Loans from one unrelated party, repayable on demand, non-interest bearing.	5,881	14,385
Total short-term loans – others	$205,190	$127,712

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had various loans from unrelated companies amounting to $205.2 million and $127.7 million as of June 30, 2011 and December 31, 2010, respectively. Of the $205.2 million, $5.9 million loans carry no interest, $115.3 million of financing sales are subject to interest rates ranging between 0.6% and 3.2% and the remaining $84.0 million are subject to interest rates ranging from 5.4% to 8.4%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("Contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.6% to 3.2% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.6% to 3.2% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold related to these transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended June 30, 2011 and 2010 amounted to $248.1 million and $211.1 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2011 and 2010 amounted to $2.3 million and $2.2 million, respectively.

Total financing sales for the six months ended June 30, 2011 and 2010 amounted to $407.8 million and $398.2 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the six months ended June 30, 2011 amounted to $3.9 million and $4.0 million for the same period in 2010.

Short term loans due to related parties

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Longmen Joint Venture: Loan from Tianjin Hengying Trading Co., Ltd, due in October 2011, and interest rate 4.8% per annum. This loan was renewed subsequently on the due dates.	$15,470	$-
Longmen Joint Venture: Loans from Shaanxi Steel, due July 2011, and interest rates 5.6% per annum.	-	14,548
Longmen Joint Venture: Loans from financing sales-related parties	167	-
Total short-term loans – related parties	$15,637	$14,548

Long-term loans due to related parties

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel, due various dates from July 2013 to November 2015 and interest rates of 5.6% - 6.0% per annum.	$134,566	$91,020
Total long-term loans - related parties	$134,566	$91,020

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2011, the total assets used by the company as collateral were $431.4 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $23.1 million and $16.5 million for the three months ended June 30, 2011, and 2010, respectively. Interest expense, net of capitalized interest, amounted to $37.2 million and $27.4 million for the six months ended June 30, 2011 and 2010, respectively.

Capitalized interest amounted to $2.1 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.

Note 9 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The Company had $23.7 million and $52.1 million in deposits due to sales representatives as of June 30, 2011 and December 31, 2010, respectively.

Note 10 – Convertible notes and derivative liabilities

The Company has 3,900,871 warrants outstanding in connection with the $40.0 million convertible notes issued in 2007 and 2,777,778 warrants outstanding in connection with a registered direct offering in 2009. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of June 30, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.42%	0.19%
Expected lives	1.87 years	0.99 years
Market price	$1.49	$1.49
Strike price	$5.00	$5.00

As of June 30, 2011 and December 31, 2010, derivative liabilities amounted to $0.2 million and $5.6 million, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2010	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011	6,678,649

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

			Remaining Contractual Life
	Exercise Price	Quantity	(Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	1.87
Outstanding and exercisable warrants issued in 2009	$5.00	2,777,778	0.99

Note 11 – Deferred lease income

As explained in Note 2(m) –“Deferred lease income”, to compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $10.6 million (RMB 70 million) in the fourth quarter of 2010 for the value of assets dismantled, $5.8 million (RMB 38 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $13.5 million (RMB 89 million) each year for trial production costs related to the new equipment. As of December 31, 2010, the compensation totaled $57.7 million (RMB 380 million), of which $52.0 million (RMB 343 million) was recorded as deferred lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel for the construction. The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended June 30, 2011 and 2010, the Company recognized lease income of $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized lease income of $1.0 million and $0.3 million, respectively. As of June 30, 2011 and December 31, 2010, the balance of deferred lease income amounted to $78.3 million and $57.6 million, respectively, of which $2.1 million and $2.0 million represents balance to be amortized within one year.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost was deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

Deferred lease income is as follows:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production costs	14,096	13,584
Add: Deferred depreciation cost during free use period	6,799	6,656
Less: Lease income realized	(964)	(943)
Exchange rate effect	827	563
Ending balance	78,349	57,591
Ending balance – current portion	(2,067)	(1,971)
Ending balance – non-current portion	$76,282	$55,620

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 –Capital lease obligations

As explained in Note 1- “Background”, on April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.4 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 13 – “Profit sharing liability”.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of June 30, 2011:

	Capital Lease Obligation
(in thousands)	Minimum Lease Payments	Profit Sharing (Loss)	Total
Year ended June 30, 2012	$31,728	$-	$31,728
Year ended June 30, 2013	27,195	-	27,195
Year ended June 30, 2014	27,195	-	27,195
Year ended June 30, 2015	27,195	-	27,195
Year ended June 30, 2016	27,195	-	27,195
Thereafter	403,396	822,595	1,225,991
Total minimum lease payments	543,904	822,595	1,366,499
Premium/discount on capital lease	-	-	-
Less: amounts representing interest	(249,457)	(537,724)	(787,181)
Ending balance	$294,447	284,871	$579,318

Longmen Joint Venture does not expect to make payments on the profit sharing liability until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three and six months ended June 30, 2011 on the capital lease obligations are $3.4 million and $3.3 million on the profit sharing liability.

As of June 30, 2011 and December 31, 2010, the amount payable to Shaanxi Steel was approximately $4.5 million and $0, respectively, and was included in the current portion of capital lease obligation.

Note 13 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 12- “Capital lease obligations”). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is amortized over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis.

Based on the performance of the Asset Pool, no profit sharing payment was made for the three and six months ended June 30, 2011. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 14 - Gain from debt settlement

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda, an unrelated party, and its sole shareholder Ms Ding Yumei whereby the Company issued 974,571 shares of its common stock (the “Shares”) to Ms Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to repay the outstanding balance due to Guangzhou Hengda in the amount of $4.8 million.. The Company recorded paid-in-capital based on the market price of its common stock on the date of debt settlement at $1.48 per share, totaling $1.4 million and a gain from debt settlement totaling $3.4 million for the three and six months ended June 30, 2011 which was the difference between the amount of debt extinguished and the fair value of the Shares issued in the settlement.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three and six months ended June 30, 2011 and 2010 are as follows:

(In thousands)	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Current	$-	$-	$207	$606
Deferred	18,198	(2,803)	15,240	(5,346)
Provision (benefit) for income taxes	$18,198	$(2,803)	$15,447	$(4,740)

Under the Income Tax Laws of the PRC, General Steel (China), Baotou Steel Pipe Joint Venture (located in Inner Mongolia province), Maoming Hengda (located in Guangdong province) and Tianwu Joint Venture (located in Tianjin Port Free Trade Zone) are subject to income tax at a rate of 25%.

Longmen Joint Venture is located in the Mid-West region of China and as such, qualifies for the “Go-West” tax rate of 15% promulgated by the government. In 2010, the Chinese government announced that the “Go-West” tax initiative would be extended for 10 years, and thus, the preferential tax rate of 15% will be in effect until 2020. This special tax treatment for Longmen Joint Venture will be evaluated on a year-to-year basis by the local tax bureau.

The estimated tax savings due to the preferential tax rate for the three months ended June 30, 2011 and 2010 were $nil million and $1.4 million, respectively. The net effect on earnings per share if the preferential tax rate had not been applied would increase loss per share by $nil and $0.027 for the three months ended June 30, 2011 and 2010, respectively.

The estimated tax savings due to the preferential tax rate for the six months ended June 30, 2011 and 2010 were $nil million and $2.9 million, respectively. The net effect on earnings per share if the preferential tax rate had not been applied would increase loss per share by $nil and $0.055 for the six months ended June 30, 2011 and 2010, respectively.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $126.5 million will begin to expire in 2014. Originally, management believes the deferred tax asset is fully realizable. After the filing of the 2010 10-K/A, management reevaluated the company's future operating forecast based on the current steel market condition. Chinese government recently announced several policies to curb the real estate price hike across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issue in China's steel market, management expected there would be sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took considerations of this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax asset mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets at Longmen Joint Venture, which represent approximately 99% of the total deferred tax assets of the Company as of June 30, 2011. The valuation allowance as of June 30, 2011 was $19.6 million. Management will review this valuation allowance periodically and make adjustments as warranted

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	June 30, 2011		December 31, 2010
	(in thousands)		(in thousands)
Beginning balance	$15,301	(A)	$5,044	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	(703)		2,343
Effective tax rate	25%		25%
Deferred tax asset	(176	)(B)	586	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	29,823		65,019
Effective tax rate	15%		15%
Deferred tax asset	4,473	(C)	9,753	(C)
Less: Valuation allowance	(19,571	)(D)	-	(D)
Exchange difference	137	(E)	(82	)(E)
Total (A+B+C+D+E)	$164		$15,301

Movement of valuation allowance:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$-	$-
Current period addition	19,571	-
Current period reversal	-	-
Ending balance	$19,571	$-

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2011. As of June 30, 2011, the net operating loss carry forwards for United States income taxes amounted to $1.5 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2011 was $0.5 million. The net change in the valuation allowance for the six months ended June 30, 2011 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed retained earnings from profitable subsidiaries of approximately $0.5 million as of June 30, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of June 30, 2011 and December 31, 2010, the Company had $15.5 million and $37.3 million in value added tax credits which are available to offset future VAT payables, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $253.7 million and $251.1 million. Respectively, for the three months ended June 30, 2011, $141.0 million and $138.6 million for the three months ended June 30, 2010.

VAT on sales and VAT on purchases amounted to $468.2 million and $428.0 million for the six months ended June 30, 2011, $258.5 million and $226.4 million, respectively, for the six months ended June 30, 2010.

Tax payable

Taxes payable consists of the following:

	June 30, 2011	December 31,2010
	(in thousands)	(in thousands)
VAT taxes payable	$7,818	$3,921
Income taxes payable	586	840
Misc taxes	4,286	1,476
	$12,690	$6,237

Note 16 – Loss per share

The computation of loss per share is as follows:

(in thousands except per share data)	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Loss attributable to holders of common stock	$(22,915)	$(2,004)	$(31,832)	$(7,616)
Basic weighted average number of common stock outstanding	54,318	52,112	54,233	51,883
Diluted weighted average number of common stock outstanding	54,318	52,112	54,233	51,883
Loss per share
Basic and diluted	$(0.42)	$(0.04)	$(0.59)	$(0.15)

The Company had warrants exercisable for 6,678,649 shares of the Company’s common stock at June 30, 2011 and 2010. For the three and six months ended June 30, 2011 and 2010, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

The Company had convertible notes to convert into 1,208,791 shares of the Company’s common stock at June 30, 2010. For the three and six months ended June 30, 2010, all outstanding convertible notes were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three and six months ended June 30, 2011 and 2010.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 1- “Background” and 12 –“ Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

Balance at June 30, 2011
(in thousands)
Machinery	$572,531
Less: Accumulated depreciation	(4,533)
Carrying value of leased assets	$567,998

The following is a schedule by year of future minimum lease payments under the capital lease and profit sharing liability to the lessor, Shaanxi Steel, and the present value of the net minimum lease payments as of June 30, 2011.

(in thousands)	Capital Lease Obligation
	Minimum Lease Payments	Profit /(Loss) Sharing	Total

Year ended June 30, 2012	$31,728	$-	$31,728
Year ended June 30, 2013	27,195	-	27,195
Year ended June 30, 2014	27,195	-	27,195
Year ended June 30, 2015	27,195	-	27,195
Year ended June 30, 2016	27,195	-	27,195
Thereafter	403,396	822,595	1,225,991
Total minimum lease payments	543,904	822,595	1,366,499
Premium/discount on capital lease	-	-	-
Less: amounts representing interest	(249,457)	(537,724)	(787,181)
Ending balance	$294,447	284,871	$579,318

Longmen Joint Venture does not expect to make payments on the profit sharing liability until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

As of June 30, 2011 and December 31, 2010, the amount payable to Shaanxi Steel was approximately $4.5 million and $0, respectively, and was included in the current portion of capital lease obligation.

b. On April 30, 2011, Tongxing Metallurgy completed its transfer of its 20.7% share of Shaanxi Xinglong Thermoelectric Co., Ltd to the Labor Union Trust of Shaanxi Long Steel Group. The transfer price of $11.3 million was considered to be at fair value based on management assessment. As of April 30, 2011, our investment in Xinglong was approximately $9.8 million and this transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operation and other comprehensive income (loss).

c. On March 31, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.68 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they do not intend to extend the lease at the end of 2012 and plans to terminate the supplemental agreement early. There is no penalty for early termination.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2011 and 2010, General Steel (China) realized rental income in each period of $0.8 million which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

For the six months ended June 30, 2011 and 2010, General Steel (China) realized rental income in each period of $1.5 million which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

.

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Original cost of fixed assets leased	$33,385	$33,385
Less: Accumulated depreciation	(16,415)	(15,286)
Less: Impairment of long-lived assets	(5,431)	-
Fixed assets leased, net	$11,539	$18,099

The future rental payments to be received associated with the Lease Agreement entered into on March 31, 2010 and the supplemental agreement entered into on July 28, 2011 and ending on December 31, 2012, are as follows:

Year Ending June 30,	Amount
(in thousands)
2012	$3,119
2013	1,560
Thereafter	-
Total	$4,679

d. The following chart summarizes sales to related parties for the three and six months ended June 30, 2011 and 2010.

		Three months	Three months
		ended	ended
		June 30, 2011	June 30, 2010
Name of related parties	Relationship	(in thousands)	(in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$35,273	$79,215
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	62,910	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO*** through indirect shareholding	30,982	9,418
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	23,030	15,903
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	40,115	-
Hancheng Haiyan Coking Co., Ltd	Non-controlling shareholder of Long Steel Group	13,716	9,043
Junlong Steel Rolling Co., Ltd	Joint stock company of Long Steel Group	20,081	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	16,150	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	3,512	-
Shaanxi Steel	Majority shareholder of Long Steel Group	579	933
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	3,051
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	2
Others	Entities either owned or have significant influence by our affiliates or management	784	941
Total Related Party Sales		$247,132	$118,506

**	The phrase referred herein Note 17 means Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through providing financing, inventory, and the ability to assign key management personnel to the entity.

***	The CEO is referred to herein as the chief executive officer of General Steel Holdings Inc.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Six months ended	Six months ended
Name of related parties	Relationship	June 30, 2011	June 30, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$179,446	$183,668
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	62,910	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	56,468	19,268
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	43,291	15,903
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	40,115	-
Hancheng Haiyan Coking Co., Ltd	Non-controlling shareholder of Long Steel Group	25,109	19,368
Junlong Steel Rolling Co., Ltd	Joint Stock company of Long Steel Group	20,081	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	16,150	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	10,662	-
Shaanxi Steel	Majority shareholder of Long Steel Group	1,100	933
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	5,456
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	8,314
Others	Entities either owned or have significant influence by our affiliates or management	785	991
Total Related Party Sales		$456,117	$253,901

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e. The following chart summarizes purchases from related parties for the three and six months ended June 30 2011 and 2010.

		Three months ended	Three months ended
Name of related parties	Relationship	June 30, 2011	June 30, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$225,597	$141,088
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	28	3,551
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	105,220	65,777
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	12,914	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	3,364	-
Others	Entities either owned or have significant influence by our affiliates or management	609	284
Total Related Party Purchases		$347,732	$210,700

		Six months ended	Six months ended
Name of related parties	Relationship	June 30, 2011	June 30, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$419,958	$253,840
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,717	6,978
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	205,256	117,835
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	12,914	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	3,364	1,011
Others	Entities either owned or have significant influence by our affiliates or management	632	315
Total Related Party Purchases		$646,841	$379,979

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Accounts receivables - related parties:

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$36,003	$3,023
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,054
Baoji Steel Rolling Co., Ltd.	Investee of Long Steel Group	2,543	-
Shaanxi Steel	Majority shareholder of Long Steel Group	1,654	83
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	1,081	-
Tianjin Dazhan Industry Co, Ltd.	Partially owned by CEO through indirect shareholding	2,111	-
Others	Entities either owned or have significant influence by our affiliates or management	108	-
Total Accounts Receivables- Related Parties		$43,500	$4,160

b.	Other receivables - related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$14,834	$993
Shaanxi Steel	Majority shareholder of Long Steel Group	69,028	-
Mao Ming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	4,355	8,095
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Long Steel Group	2,404	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	58	1,078
Tianjin Dazhan Industry Co, Ltd.	Partially owned by CEO through indirect shareholding	464	455
Others	Entities either owned or have significant influence by our affiliates or management	585	317
Total Other Receivables –Related Parties		$91,728	$10,938

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Mao Ming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	$1,643	$-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	11,335	6,187
Others	Entities either owned or have significant influence by our affiliates or management	165	-
Total Advances on Inventory Purchases –Related Parties		$13,143	$6,187

d.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	$39,744	$25,708
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	42,893	28,329
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	23,990	2,764
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	15,557	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	845	17,264
Henan Xinmi Kanghua Refractory Material Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	1,031	880
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	1,678	1,579
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	1,803	1,101
Mao Ming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,954
Others	Entities either owned or have significant influence by our affiliates or management	257	115
Total Accounts Payable – Related Parties		$127,798	$79,694

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Short Term Loans - related parties:

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$14,548
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	15,470	-
Shaanxi Hong Guang Steel Logistic Co., Ltd	Subsidiary of Long Steel Group	167	-
Total Short-term Loans – Related Parties		$15,637	$14,548

f.	Other Payables - related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd.	Partially owned by CEO through indirect shareholding	$7,275	$10,168
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	2,041	-
Long Steel Comprehensive Service Co., Ltd.	Owned by Long Steel Group	7,327	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,377	1,350
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	4,547
Wenchun Han	Director of General Steel (China)	-	2,124
Others	Entities either owned or have significant influence by our affiliates or management	196	25
Total Other Payables – Related Parties		$18,216	$18,214

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

g.	Customer Deposits – related parties:

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$31,768	$-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	15,337	-
Hancheng Haiyan Coking Co., Ltd	Non-controlling shareholder of Long Steel Group	5,741	5,081
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	89	-
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	4,902	-
Tianjin General Qiugang Pipe	Partially owned by CEO through indirect shareholding	2,700	-
Junlong Steel Rolling Co., Ltd	Joint Stock company of Long Steel Group	2,748	-
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	1,149	48,161
Beijing Shenhua Xinyuan Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,324	1,299
Others	Entities either owned or have significant influence by our affiliates or management	48	381
Total Customer Deposits – Related Parties		$65,806	$54,922

The Company also provided guarantees on related parties’ bank loans amounting to $139.5 million and $3.0 million as of June 30, 2011 and as of December 31, 2010, respectively.

h.	Long-term loans – related parties:

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$134,566	$91,020
Total Long-term Loan – Related Parties		$134,566	$91,020

i.	Long-term capital lease obligations – related parties (including long term payables within one year):

Name of related parties	Relationship	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel – within one year	Majority shareholder of Long Steel Group	$11,552	$-
Shaanxi Steel	Majority shareholder of Long Steel Group	567,766	-
Total Long-term Capital Lease – Related Parties		$579,318	$-

j.	Deferred lease income:

	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production costs	14,096	13,584
Add: Deferred depreciation cost during free use period	6,799	6,656
Less: Lease income realized	(964)	(943)
Exchange rate effect	827	563
Ending balance	78,349	57,591
Ending balance – current portion	(2,067)	(1,971)
Ending balance – non-current portion	$76,282	$55,620

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the period ended June 30, 2011 and December 31, 2010, the Company realized deferred lease income from Shaanxi Steel, a related party, amounting to $964,455 and $942,619, respectively.

Note 18 – Equity

2010 Equity Transactions

The Company granted senior management and directors 733,300 shares of common stock as compensation in 2010. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $2.2 million for the year ended December 31, 2010.

On June 7, 2010, the Company issued 928,163 shares of common stock to one of Maoming Hengda’s creditors to settle certain short-term loans.

On August 4, 2010, $3.3 million of the Notes were converted to 1,208,791 shares of common stock. According to the Notes agreement, the Company settled a make-whole amount of $0.7 million and accrued interest expense of $0.2 million by issuing 350,885 shares of common stock upon conversion of the Notes.

On December 21, 2010, the Company’s Board of Directors authorized the repurchase of up to an aggregate of one million (1,000,000) shares of the Company’s common stock as part of a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws. As of December 31, 2010, the Company had repurchased 316,760 shares for a total cost of $0.9 million.

2011 Equity Transactions

On March 31, 2011, the Company granted senior management and directors 240,734 shares of common stock at $2.40 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.6 million.

On June 1, 2011, the Company announced that an additional one million (1,000,000) shares of our common stock may be purchased under our share repurchase program launched in December 2010 (the “Share Repurchase Program”), bringing the total authorized shares of our common stock available for purchase to two million (2,000,000). During the six months ended June 30, 2011, the Company repurchased 774,218 shares for a total of $1.9 million pursuant to the Share Repurchase Program. The Company had a total of 1,090,978 shares of treasury stock as of June 30, 2011.

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda and its sole shareholder Ms Ding Yumei whereby the Company issued 974,571 shares of its common stock (the “Shares”) to Ms Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to repay loan balance of $4.9 million due to Guangzhou Hengda.

On June 28, 2011, the Company granted senior management and directors 191,150 shares of common stock at $1.44 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.3 million.

Note 19 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company amounted to $1.7 million and $1.1 million for the three months ended June 30, 2011 and 2010, respectively, and $3.2 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 – Statutory reserves

The laws and regulations of the People’s Republic of China require that before a foreign-invested enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provisions for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve funds and the enterprise fund and these statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Company did not make any contributions to these reserves during the periods ended June 30, 2011 and 2010 as its operating entities generated net losses for these periods.

Note 21 – Commitment and contingencies

Commitments

Baotou Steel Pipe Joint Venture had a 5 year rental agreement with Bao Gang Jianan to rent buildings. The agreement began in June 2007 for $0.3 million (or RMB1.8 million) per year and is accounted for as an operating lease.

As of June 30, 2011, total future minimum lease payments for the unpaid portion under this operating lease were as follows:

Year ending	Amount
(in thousands)
June 30, 2012	$278

Total rental expense amounted to $0.07 million and $0.07 million for the three months ended June 30, 2011 and 2010, respectively and total rental expense for the six months ended June 30, 2011 and 2010, amounted to $0.1 million and $0.1 million, respectively.

Longmen Joint Venture has $14.7 million in contractual obligations related to construction projects as of June 30, 2011.

Contingencies

As of June 30, 2011, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $187.3 million.

	Guarantee amount
Nature of guarantee	(In thousands)	Guarantee Due Date
Lines of Credit	148,744	Various from July 2011 to August 2012
Maximum amount of mortgage loan	38,520	Various from July 2011 to July 2012
Total	$187,264

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of parties being guaranteed	Guarantee amount	Guarantee Due Date
	(In thousands)
Shaanxi Yuchang Trading Co., Ltd	$8,199	August 2011
Shaanxi Shenganda Trading Co., Ltd	15,470	August 2011, extended to various dates from December 2012 to March 2013
Shaanxi Daxigou Mining Co., Ltd.	54,145	January 2012
Shaanxi Long Steel Group	53,990	July 2011
Shaanxi Junlong Steel Rolling Co., Ltd.	7,735	May 2012, extended to August 2015
Shaanxi Long Steel Group Fuping Rolling Co., Ltd	22,277	Various from July 2011 to April 2012
Hancheng Haiyan Coking Co., Ltd.	9,282	June 2012, partial guarantees amount extended to March 2013
Shaanxi Huanghe Mining Co., Ltd.	696	June 2012
Hancheng Sanli furnace burden Co., Ltd.	15,470	April 2012, extended to March 2015
Total	$187,264

As of June 30, 2011, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Note 22 – Segments

The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Group’s four regional divisions in the PRC: Longmen Joint Venture in Shaanxi province, Maoming Hengda in Guangdong province, Baotou Steel Pipe Joint Venture in Inner Mongolia province and General Steel (China) & Tianwu Joint Venture in Tianjin City.

The Group operates in one business segment that includes four different divisions. These reportable divisions are consistent with the way the company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income from operations is generally the same as those applied at the consolidated financial statement level.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents results of division operations for the three months ended and for the six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales:
Longmen Joint Venture	$1,056,675	$499,361	$1,765,980	$934,187
Maoming Hengda	1,917	2,006	2,461	5,880
Baotou Steel Pipe Joint Venture	2,815	5,142	3,429	6,320
General Steel (China) & Tianwu Joint Venture	87,277	5,909	97,643	19,054
Total sales	1,148,684	512,418	1,869,513	965,441
Interdivision revenue	(86,953)	(10,739)	(97,318)	(10,739)
Consolidated sales	$1,061,731	$501,679	$1,772,195	$954,702

Gross profit
Longmen Joint Venture	$22,300	$8,120	$26,818	$14,146
Maoming Hengda	(495)	(1,202)	(917)	(1,519)
Baotou Steel Pipe Joint Venture	179	425	52	457
General Steel (China) & Tianwu Joint Venture	1,115	15	620	20
Total gross profit	23,099	7,358	26,573	13,104
Interdivision profit	241	6	1,816	6
Consolidated gross profit	$23,340	$7,364	$28,389	$13,110

Income (loss) from operations:
Longmen Joint Venture	$3,474	$(1,046)	$(4,034)	$(4,828)
Maoming Hengda	(1,168)	(3,275)	(2,060)	(3,872)
Baotou Steel Pipe Joint Venture	(64)	43	(485)	(274)
General Steel (China) & Tianwu Joint Venture	(4,636)	(236)	(5,633)	(475)
Total loss from operations	(2,394)	(4,514)	(12,212)	$(9,449)
Interdivision income from operations	241	-	1,816	-
Reconciling item (1)	(1,540)	(1,799)	(2,749)	(3,254)
Consolidated loss from operations	$(3,693)	$(6,313)	$(13,145)	$(12,703)

Net loss attributable to General Steel Holdings, Inc.:
Longmen Joint Venture	$(19,707)	$(7,472)	$(29,885)	$(14,562)
Maoming Hengda	2,292	(3,300)	1,197	(3,899)
Baotou Steel Pipe Joint Venture	-	25	(240)	(176)
General Steel (China) & Tianwu Joint Venture	(6,991)	(333)	(8,313)	(614)
Total net loss attributable to General Steel Holdings, Inc.	(24,406)	(11,080)	(37,241)	(19,251)
Interdivision net income	398	-	1,973	-
Reconciling item (1)	1,093	9,076	3,436	11,635
Consolidated net loss attributable to General Steel Holdings, Inc.	$(22,915)	$(2,004)	$(31,832)	$(7,616)

Depreciation and amortization:
Longmen Joint Venture	$11,501	$8,021	$19,004	$15,851
Maoming Hengda	758	899	1,348	1,828
Baotou Steel	64	74	124	146
General Steel (China) & Tianwu Joint Venture	777	754	1,546	1,509
Consolidated depreciation and amortization	$13,100	$9,748	$22,022	$19,334

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(In thousands)
Finance / interest expenses:
Longmen Joint Venture	$21,727	$15,932	$35,457	$26,549
Maoming Hengda	1	24	1	24
Baotou Steel	-	20	-	20
General Steel (China) & Tianwu Joint Venture	2,088	473	2,477	819
Less: interdivision expense	(701)	-	(701)	-
Reconciling item (1)	2	15	2	15
Consolidated interest expenses	$23,117	$16,464	$37,236	$27,427

Capital expenditures:
Longmen Joint Venture	$20,110	$22,274	$30,772	$28,979
Maoming Hengda	69	130	285	235
Baotou Steel	6	19	29	24
General Steel (China) & Tianwu Joint Venture	-	-	8	2
Reconciling item (1)	-	-	3	-
Consolidated capital expenditures	$20,185	$22,423	$31,097	$29,240

			June 30,	December 31,
Total Assets as of June 30, 2011 and December 31, 2010			2011	2010
Longmen Joint Venture			$2,398,501	$1,694,895
Maoming Hengda			52,055	47,839
Baotou Steel Pipe Joint Venture			9,190	31,852
General Steel (China) & Tianwu Joint Venture			217,307	194,966
Less: interdivision assets			(147,058)	(173,076)
Reconciling item (2)			1,027	2,904
Consolidated Assets			$2, 531,022	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for both the three months and six months ended June 30, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of June 30, 2011 and December 31, 2010.

Note 23 – Supplemental disclosure of cash flow information

The Company paid interest of $8.6 million and $8.7 million for the six months ended June 30, 2011 and 2010, respectively.

The Company paid income tax of $0.5 and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

Interest on the Notes of $2.8 million and $0.3 million was capitalized into construction in progress for the six months ended June 30, 2011 and 2010, respectively.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 12 – “Capital lease obligations”.

For the six months ended June 30, 2011 and 2010, the Company recognized $13.6 million and $15.3 million, respectively, of deferred lease income from other receivables – related parties that have not been collected.

During the six months ended June 30, 2011, the Company issued 974,571 shares of common stock for repayment of debt of $4.9 million.

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Shaanxi Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Shaanxi Long Steel Group for $11.3 million on April 30, 2011. This transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss). As of June 30, 2011, the unpaid amount of $11.3 million was included in the other receivable –related parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 24 – Subsequent events

In July 2011, the Company completed the installation and began testing the 1,000,000 metric ton capacity high speed wire production line which was reallocated from the Maoming facility to Longmen Joint Venture in December 2010 in order to improve the operation efficiency and to save energy.

General Steel (China) leases facilities to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”), a related party, including approximately 776,078 square feet of workshops, land, equipment and other facilities. The term of the original lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $246,096 (RMB1.68 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market condition, the lessee has informed the Company they do not plan to lease the assets after the end of 2012 and plan to terminate the supplemental agreement early. There is no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and the impairment amount is estimated to be $5.4 million using a discount rate of 7.2 % for the six months ended June 30, 2011.

On September 26, 2011, the Company granted senior management and directors 189,650 shares of common stock at $1.18 per share, as compensation. The shares were valued at the quoted market price on the date granted.

On December 28, 2011, the Company granted senior management and directors 166,150 shares of common stock at $1.04 per share, as compensation. The shares were valued at the quoted market price on the date granted.

On March 1, 2012, the Company sold its 22.76% equity interest of Tongxing for approximately $9.2 million to a related party. In connection with this transaction, the Company will receive the land use rights at fair market value for approximately $9.5 million and payable in cash of approximately $0.3 million. The result of this transaction has no material impact on the Company’s sales and operating income.

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation. The shares were valued at the quoted market price on the date granted.

On March 27, 2012, in order to maximize our shareholder value, the Company announced a new share repurchase program, which allows the Company to repurchase up to an aggregate of 2,000,000 shares of its common stock and brings the total of authorized share of our common stock available for purchase to 4,000,000. From April 3, 2012 through the date of this report, the Company repurchased an additional 1,381,328 shares at an average price of $1.02 per share. As of the date of this report, the Company repurchased 2,472,306 shares in total at an average price of $1.70 per share.

On June 28, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.80 per share, as compensation. The shares were valued at the quoted market price on the date granted.

On September 27, 2012, the Company granted senior management and directors 167,900 shares of common stock at $1.29 per share, as compensation. The shares were valued at the quoted market price on the date granted.

On December 28, 2012, the Company granted senior management and directors 169,150 shares of common stock at $1.00 per share, as compensation. The shares were valued at the quoted market price on the date granted.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our," "us" and "the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors, to our Annual Report on 10-K/A for the fiscal year ended December 31, 2010 filed with the SEC on August 30, 2012.

Recent Developments and Second Quarter Highlights

The second quarter of 2011 was highlighted by record sales revenue, driven from both increased sales volume and average selling prices, and capacity expansion from the Unified Management Agreement with Shaanxi Iron and Steel Group Co., Ltd. (“Shaanxi Steel “) and Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”):

•	Sales revenue increased by 111.6% to $ 1.1 billion, up from $0.5 billion in the second quarter of 2010, due to increased sales volumes as well as average selling price of our products. For the second quarter of 2011, sales volume totaled 1.8 million metric tons, an increase of 76.4%, compared to 1.0 million metric tons in the second quarter of 2010, with an average selling price of $595.5 per ton, compared to $496.3 per ton in the second quarter of 2010.

•	Gross profit in the second quarter of 2011 totaled $23.3 million, or 2.2% of total revenue, up from $7.4 million, or 1.5% of total revenue in the second quarter of 2010.

•	Loss per share was $0.42 in the second quarter of 2011, compared with a loss of $0.04 per share in the second quarter of 2010. The increase in the loss in the second quarter was mainly due to increased financial expenses of $6.7 million related to capital lease and profit sharing obligations under the Unified Management Agreement. See our Overview section below under caption “Shaanxi Longmen Iron and Steel Co., Ltd” for more details.

•	We expanded our production capacity of crude steel, to 7 million metric tons annually, and can produce approximately the same volume of rebar through our collaboration with Shaanxi Steel and Shaanxi Coal under the terms of the Unified Management Agreement signed on April 29, 2011, which added production capacity of 3 million metric tons of crude steel annually under our management.

•	On June 1, 2011, we announced an increase of an additional 1,000,000 shares of our common stock which may be purchased under our share repurchase program launched in December 2010 (the “Share Repurchase Program”), bringing the total authorized shares of our common stock available for purchase to 2,000,000. As of June 30, 2011, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $2.56 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

•	In July 2011, we completed installing and started testing the 1,000,000 metric ton capacity high speed wire production line, which was re-located from our Maoming facility to Longmen Joint Venture in December 2010, in order to consume less energy when running at maximum efficiencies than our previous production line.

Our continued growth demonstrates the following strengths:

•	Our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has continued to be successful.

•	We are a direct beneficiary of the PRC economic stimulus infrastructure spending program, low-income housing project and “Go-West” Initiative.

•	Because of our geographic location we benefit from being the largest supplier of rebar within 250 kilometers of Shaanxi Province, which is the gateway to Western China.

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled carbon, spiral-weld pipes and high-speed wire. Our current aggregate annual production capacity of steel products is 7 million metric tons of crude steel. Our individual product categories have a variety of demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are also an overall demand driver for all our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in the PRC. Our mission is to grow our business organically and through the acquisition of Chinese steel companies to increase their profitability and efficiencies utilizing western management practices and advanced production technologies, and the infusion of capital resources.

Our two-pronged growth strategy includes organic growth and mergers and acquisitions (“M&A”). On the organic growth side, we aim to grow through operation optimization, capacity expansion and margin expansion by improving operational efficiency and cost structure. On the M&A side, we aim to expand through mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy to date by acquiring controlling interest positions in four steel-related subsidiaries and one raw material trading subsidiary and we are actively attempting to acquire additional assets.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “Company”, “we”, “our” and “us” refer to General Steel Holdings, Inc.

Steel-Related Subsidiaries and Raw Material Trading Company

We presently have controlling interests in four steel-related subsidiaries and one raw material trading subsidiary:

•	General Steel (China) Co., Ltd. (“General Steel (China)”);
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”);
•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);
•	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”); and
•	Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”).

Our Company, together with our subsidiaries, majority owned subsidiaries and variable interest entity, are referred to as the “Group.”

General Steel (China) Co., Ltd

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

On March 31, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that they do not intend to continue with the lease at the end of 2012. There is no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment of $5.4 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses.

Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited

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

Shaanxi Longmen Iron and Steel Co., Ltd

Effective June 1, 2007, through two subsidiaries, General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd.(“Qiu Steel”), we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through General Steel (China) and Qiu Steel, we invested approximately $39.3 million in cash and collectively hold a 60% ownership interest in Longmen Joint Venture until April 29, 2011 when a 20-year Unified Management Agreement was entered into between our Company, Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Longmen Joint Venture was determined as a Variable Interest Entity and we are the primary beneficiary.

Long Steel Group, located in Hancheng city, Shaanxi Province, in China’s western region, was founded in 1958 and incorporated in 2002 and is owned by a state owned entity through Shaanxi Steel. Long Steel Group holds the remaining 40% ownership interest in Longmen Joint Venture and operates as a fully-integrated steel production facility.  Fewer than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, Longmen Joint Venture has five branch offices, five consolidated subsidiaries and six entities in which it has a noncontrolling interest. It employs approximately 9,400 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 154 vehicles and provides transportation services exclusively to Longmen Joint Venture.

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi Province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi Province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have approximately a 72% share of the Xi’an market for rebar.

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

On September 24, 2007, Longmen Joint Venture acquired a 74.92% ownership interest in Longmen Iron and Steel Group Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”). At the same time, Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire a 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). Longmen Joint Venture paid $0.4 million (RMB3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. Hualong’s facility produces fire-retardant materials used in various steel making processes.

On January 11, 2008, Longmen Joint Venture completed the acquisition of 22.76% equity interest in Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”). Longmen Joint Venture contributed its land use right of 21.45 hectares (approximately 53 acres) at an appraised value of approximately $4.1 million (RMB30 million) in exchange for shares of Tongxing valued at approximately $3.1 million (RMB22.7 million), giving Longmen Joint Venture a 22.76% ownership stake in Tongxing and making it Tongxing’s largest shareholder. Tongxing has a rebar processing facility with an annualized rolling capacity of 300,000 metric tons.

In January 2010, Longmen Joint Venture completed its acquisition of the remaining 25.08% interest in Longmen EPID pursuant to an equity transfer agreement with Shaanxi Fangxin Industrial Co., Ltd. (“Shaanxi Fangxin”), the other shareholder of Longmen EPID for $1.2 million (RMB 8.7 million). Longmen EPID then became a branch of Longmen Joint Venture.

From June 2009 to March 2011, we worked with Shaanxi Steel to build new iron and steel making facilities, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters, one 400 square meter sintering machine and some auxiliary systems. As a result, Longmen Joint Venture incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel.

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with this construction by Shaanxi Steel, began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $16.4 million (RMB108.1 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $27.8 million (RMB183.1 million) for the reduced production efficiency caused by the construction.

Except for the reimbursement for site preparation costs which are reported as other income or a reduction of costs of goods sold in the fourth quarter of 2010, the amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining term of the 40-year sub-lease. As of June 30, 2011 and December 31, 2010, the deferred lease income on the land sub-lease was $78.3 million and $57.6 million, respectively. For the six months ended June 30, 2011 and 2010, we recognized lease income of $1.0 million and $0.3 million, respectively.

On April 29, 2011, a 20-year Unified Management Agreement (the “Unified Management Agreement”) was entered into between our Company, Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture and $572.5 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new facilities.

Under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In December 2012, Shaanxi Coal has provided bank loan guarantees to Longmen Joint Venture in the amount of RMB 500 million ($77.4 million). In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture for next twelve months.

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel in addition to 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profits are allocated to Longmen Joint Venture. As a result, our economic interest in the profits generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Unified Management Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

The parties to the Unified Management Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee (“Supervisory Committee”) to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Unified Management Agreement. However, the Board of Directors of Longmen Joint Venture remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool.

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture. See Note 2 – “Summary of significant accounting policies”, Note 12- “Capital lease obligations” and Note 13 –“Profit sharing liability” of the Notes to Condensed Consolidated Financial Statements included herein.

In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiency compared to our previous production line.

Maoming Hengda Steel Co., Ltd

On June 25, 2008, through our subsidiary Qiu Steel Investment Co., Ltd., we paid approximately $7.1 million (RMB50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB544.6 million).

Maoming Hengda’s core business is the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors targeting customers in Guangxi Province and the western region of Guangdong.

To take advantage of a stronger market demand in Shaanxi Province, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from Maoming Hengda’s facility to Longmen Joint Venture.  Thereafter, in December 2010, we relocated the 1,000,000 metric ton capacity high-speed wire production line from Maoming Hengda’s facility to Longmen Joint Venture to meet the increased demand in Shaanxi.

In December 2010, we brought online a new 400,000 ton capacity rebar production line. The new rebar line was constructed as a result of a strategic alliance agreement between Maoming Hengda and Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”), executed on February 3, 2010.  According to this agreement, Yueyufeng paid in advance $4.4 million in three installments to support the construction of the rebar production line for Maoming Hengda, and charged Maoming Hengda interest at a rate of 10% annually.  The interest expense incurred was recorded in finance expense.

Tianwu General Steel Material Trading Co., Ltd

We formed Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”) with Tianjin Material and Equipment Group Corporation (“TME Group”).  The contributed capital of Tianwu Joint Venture is approximately $2.9 million (or RMB20 million), of which we hold a 60% controlling interest.  TME Group is one of the largest and most diversified commodity trading groups in China.

Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

Production Capacity Information Summary by Subsidiary

Annual Production Capacity (metric tons)	General Steel (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda

Crude Steel	-	-	7 million	-
Processing	400,000	100,000	3.6 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

Marketing and Customers

We sell our products primarily to distributors, and we typically collect payment from these distributors in advance.  Our marketing efforts are mainly directed toward those customers who have demanding requirements for on-time delivery, general inquiries and product quality.  We believe that these requirements as well as product planning are critical factors in our ability to serve this segment of the market.

Demand for our Products

Overall, domestic economic growth is an important driver of demand for our products, especially from construction and infrastructure projects, rural income growth and energy demand.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of the top five economic priorities of the nation. Shaanxi Province, where Longmen Joint Venture is located, has been designated as a focal point for development in the western region, and Xi’an, the provincial capital, has been designated as a focal point for this development in China. Longmen Joint Venture is 180 km from Xi’an and it does not have a major competitor within a 250 km radius.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately RMB 1 trillion (approximately $154.7 billion) for the year ended December 31, 2011, an increase of 18% over the same period in 2010.

The Western region of China where our major sales market is located has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 9.6% for the national GDP, a GDP increase of 13.7% was reported by Shaanxi Province in the first half of 2011. Additionally, Sichuan Province also reported a GDP increase of 14.1% where we have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an and Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with an investment of RMB260 billion (approximately $40.2 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and constructions projects provide strong and stable demand for our steel products in this area, in which we have over 70% of the market share.

In January 2011, the central government announced a new low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with a total of 36 million low-income houses to be built over a five-year period. To ensure the construction of the low-income housing, the central government has announced that it will increase its investment in the project by 34.7% over its 2010 investment to approximately RMB103 billion, and the local governments are expected to increase their investment as well.

As part of this policy, the Shaanxi provincial government also targets to build 470,000 low-income houses in 2011, covering approximately 30 million square meters, which is 2.5 times the amount of low-income houses initiated in 2010. This will generate a stable demand for steel construction within the Shaanxi Province.

In January 2011, the Shaanxi provincial government announced that it will invest RMB80 billion (approximately $12.2 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan.  In addition to hydro projects, according to the central government, 5,000 kilometers of high-speed railway will be built in 2011, with 16,000 total kilometers to be built by 2020.

In May 2011, the central government passed the Cheng-Yu Economic Zone Plan focusing on Chongqing City and Sichuan Province, covering 206,000 square kilometers, to further accelerate the development of the western region of China.  We anticipate that in the near future, the demand for our products will increase in those areas, and we expect that our expanded production capacity will be able to successfully meet the increase in demand. Furthermore, we have a sales office located in Chengdu to help facilitate such increased demand.

We anticipate strong demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years as both the central and provincial governments continue to drive western region development efforts.

At Baotou Steel Pipe Joint Venture, energy sector growth, which spurs the need to transport oil, natural gas and steam, drives demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the Inner Mongolia Autonomous Region.

At Maoming Hengda, infrastructure growth and business development in Maoming city, the surrounding Guangxi cities and the western region of Guangdong Province, drive demand for our construction steel products. As a second tier city, the industrialization and urbanization of Maoming city is one of the focuses of economic development in the west Guangdong Province.

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

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 85% of production costs are associated with raw materials, with iron ore being the largest component.

In September 2010, we formed Tianwu Joint Venture with TME Group, one of the largest and most diversified commodity trading groups in China. Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis. For the three months ended June 30, 2011, we sourced approximately 15.5% of our iron ore consumption from Tianwu Joint Venture directly.

Under the terms of the Unified Management Agreement, our partner, Shaanxi Coal has committed to providing coke and coal to us at a cost not higher than the market price.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: Mulonggou mine (owned by Longmen Joint Venture), Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), surrounding local mines and mines located abroad. According to the terms of Longmen Joint Venture‘s Agreement with the Long Steel Group, we have a first right of refusal for sales from the Daxigou mine. We presently purchase all of the products from this mine.

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

The sources and/or our top five major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	15.6%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	12.8%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	6.8%	Third Party
Shanxi Hancheng Longhui Trading Co., Ltd.	Coke	4.2%	Third Party
China Railway Materials Xi’an Co., Ltd.	Coke	2.2%	Third Party
	Total	41.6%

Baotou Steel Pipe Joint Venture

Name of Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Gangshang Trading Co., Ltd.	Steel coil	32.7%	Third Party
Neimenggu Qianfang Steel Resources Co., Ltd.	Steel coil	26.1%	Third Party
Baotou Dingxin Steel Trading Co., Ltd.	Steel coil	23.2%	Third Party
Baotou Weifengda Trading Co., Ltd.	Steel coil	6.7%	Third Party
Neimenggu Zhonghou Steel Co., Ltd.	Steel coil	2.7%	Third Party
	Total	91.4%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	35.2%	Third Party
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	26.0%	Third Party
Maoming Dazhongmao Petric&Chemical Co., Ltd.	Heavy oil	9.4%	Third Party
Tianjin Youxin Mechanical and Electrical Technology Develop Co., Ltd.	Mechanical & electrical equipment	1.1%	Third Party
Beijing Ziguang Measure Co., Ltd.	Measurement and control equipment	1.0%	Third Party
	Total	72.7%

Industry consolidation

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011. In July 2011, the central government announced its goal of reducing obsolete iron production capacities by 31.22 million ton in 2011.

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications standards. The new standards specify requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  While the operational conditions become more stringent, more small and medium sized companies will likely aggressively look for valued partners which could lead to opportunities for high quality acquisitions for us.  We believe the above government policy will strengthen our position as an industry consolidator by creating numerous qualified potential acquisition targets.

Results of Operations for the Three Months Ended June 30, 2011

Sales

Three months ended June 30, 2011 compared with three months ended June 30, 2010

The following table sets forth sales revenue and volume in metric tons for our Longmen Joint Venture.

SALES REVENUE	Three months ended
	June 30, 2011			June 30, 2010			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %

Longmen Joint Venture	1,691,971	$1,047,863	98.7%	928,380	$499,361	99.5%	82.2%	109.8%
Other	91,024	13,868	1.3%	82,375	2,318	0.5%	10.5%	498.3%
Total Revenue of General Steel	1,782,995	$1,061,731	100%	1,010,755	$501,679	100%	76.4%	111.6%

Total sales revenue for the three months ended June 30, 2011 increased 111.6% to $1.1 billion from $0.5 billion for the same period in 2010. The increase in sales revenue compared to the same period in 2010 is predominantly due to the combined effects of increased production volume and average selling price. Sales volume increased 76.4% to 1.8 million metric tons, compared to 1.0 million metric tons in the same period in 2010.  The average selling price of rebar increased 20.0% to approximately $595.5 per ton in the second quarter of 2011 from approximately $496.3 per ton in the same period of 2010.

Longmen Joint Venture comprised approximately 98.7% of total sales for the second quarter 2011, compared with 99.5% in the same period in 2010. Production volume of rebar at Longmen Joint Venture reached 1.7 million metric tons for the second quarter 2011, which increased 82.2% compared with 0.9 million metric tons in the same period in 2010. The increase of Longmen Joint Venture’s production was mainly due to the additional capacity contributed from the new blast furnaces brought online in January 2011 through our cooperation with Shaanxi Steel and Shaanxi Coal under the Agreement. Our current total monthly production volume is approximately 555,000 tons of crude steel.

The Company’s five major customers are all distributors and collectively represented approximately 40.6% of the Company’s total sales for the three months ended June 30, 2011 as compared to 24.5% of the Company’s total sales for the three months ended June 30, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintained a good relationship with them to stabilize our sales channel.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

The following table sets forth sales revenue and volume in metric tons for our Longmen Joint Venture.

SALES REVENUE	Six months ended
	June 30, 2011			June 30, 2010			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %

Longmen Joint Venture	2,861,285	$1,757,169	99.2%	1,838,111	$934,187	97.9%	55.7%	88.1%
Other	110,649	15,026	0.8%	208,014	20,515	2.1%	(46.8)%	(26.8)%
Total Revenue of General Steel	2,971,934	$1,772,195	100%	2,046,125	$954,702	100%	45.2%	85.6%

Total sales revenue for the six months ended June 30, 2011 increased 85.6% to $1.8 billion from $1.0 billion for the same period in 2010. The increase sales revenue compared to the same period in 2010 is predominantly due to the combined effects of increased sales volume and average selling price. Sales volume increased 45.2% compared to the same period in 2010.  The average selling price increased 27.8% to approximately $596.3 per ton in the first half of 2011 from approximately $466.6 per ton in the same period of 2010.

Longmen Joint Venture comprised approximately 99.2% of total sales for the first half of 2011, compared with 97.9% in the same period in 2010. Production volume of rebar in Longmen Joint Venture reached 2.9 million metric tons for the first half of 2011, which increased 55.7% compared with 1.8 million metric tons in the same period in 2010. The increase of Longmen Joint Venture’s production was mainly due to the abovementioned additional capacity contributed from the new blast furnaces brought online in January 2011.

The Company’s five major customers are all distributors and collectively represented approximately 36.4% of the Company’s total sales for the six months ended June 30, 2011 as compared to 27.3% of the Company’s total sales for the six months ended June 30, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintained a good relationship with them to stabilize our sales channel.

Cost of Goods Sold

Three months ended June 30, 2011 compared with three months ended June 30, 2010

COSTS of GOODS SOLD	Three months ended
	June 30, 2011			June 30, 2010			Change	Change
in thousands, except metric tons	Volume	Cost	%	Volume	Cost	%	Volume %	Cost %

Longmen Joint Venture	1,691,971	$1,024,531	98.7%	928,380	$491,241	99.4%	82.2%	108.6%
Other	91,024	13,860	1.3%	82,375	3,074	0.6%	10.5%	350.9%
Total Costs of Goods Sold of General Steel	1,782,995	$1,038,391	100%	1,010,755	$494,315	100%	76.4%	110.1%

Six months ended June 30, 2011 compared with six months ended June 30, 2010

COSTS of GOODS SOLD	Six months ended
	June 30, 2011			June 30, 2010			Change	Change
in thousands, except metric tons	Volume	Cost	%	Volume	Cost	%	Volume %	Cost %

Longmen Joint Venture	2,861,285	$1,728,239	99.1%	1,838,111	$920,042	97.7%	55.7%	87.8%
Other	110,649	15,567	0.9%	208,014	21,550	2.3%	(46.8)%	(27.8)%
Total Costs of Goods Sold of General Steel	2,971,934	$1,743,806	100%	2,046,125	$941,592	100%	45.2%	85.2%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. As a result, the cost of goods sold increased by 110.1% to $1.0 billion, in the second quarter of 2011 from $0.5 billion in the same period of 2010, and increased by 85.2% to $1.7 billion in the first half year of 2011 from $0.9 billion in the same period of 2010. The increase is mainly driven by the increasing sales volume and unit costs of raw materials as a result of the rise in iron ore and coke purchase prices for approximately 5.9% and approximately 12.2%, respectively for the three months ended June 30, 2011 as compared to the same period in 2010, and the rise in iron ore and coke purchase prices for approximately 12.9% and approximately 14.4%, respectively for the six months ended June 30, 2011 as compared to the same period in 2010.

Gross Profit

Three months ended June 30, 2011 compared with three months ended June 30, 2010

GROSS PROFIT	Three months ended
	June 30, 2011			June 30, 2010			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit %

Longmen Joint Venture	1,691,971	$23,332	2.2%	928,380	$8,116	1.6%	187.5%
Other	91,024	8	0.1%	82,375	(752)	(32.4)%	(101.1)%
Total Gross Profit of General Steel	1,782,995	$23,340	2.2%	1,010,755	$7,364	1.5%	216.9%

Gross profit for the second quarter 2011 increased by 216.9% to $23.3 million, or 2.2% of total sales, compared to $7.4 million, or 1.5% of total sales in the same period in 2010. The increase in gross margin was predominantly attributable to the increase in the average selling price of rebar and the expanded capacity and production at Longmen Joint Venture resulting in declining unit energy consumption and unit overhead expenses.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

GROSS PROFIT	Six months ended
	June 30, 2011			June 30, 2010			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit %

Longmen Joint Venture	2,861,285	$28,930	1.6%	1,838,111	$14,145	1.5%	104.5%
Other	110,649	(541)	(3.6)%	208,014	(1,035)	(5.0)%	(47.7)%
Total Gross Profit of General Steel	2,971,934	$28,389	1.6%	2,046,125	$13,110	1.4%	116.5%

Gross profit for the six months ended June 30, 2011 increased by 116.5% to $28.4 million from $13.1 million for the same period in 2010. The increase is primarily attributable to the doubled capacity from the two new blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Agreement.

The gross margin was higher in the second quarter of 2011 as compared to the first quarter of 2011 due to the additional overhead costs incurred during the construction period of the new iron and steel making facilities in the first quarter of 2011that we did not incurred such costs after April 2011.

Selling, General and Administrative (‘SG&A”) Expenses

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Selling, General and Administrative Expenses	$27,033	$13,677	97.7%
SG&A Expenses as a Percentage of Total Revenue	2.5%	2.7%

SG&A expenses, such as impairment of long-lived assets, executive compensation, office expenses, legal and accounting charges, travel charges, transportation fees and various taxes increased 97.7% to $27.0 million for the three months ended June 30, 2011, compared to $13.7 million for the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing as sales expansion to other region other than Shaanxi province as a result of the increase in production volume. In addition, we had an impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011. Refer to “Note 6- plant and equipment, net” for details.

SG&A expenses as a percentage of revenue decreased to 2.5% for the second quarter of 2011. The decrease in SG&A expenses as a percentage of revenue was due to the increase of sales revenue as a result of expanded production capacity

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Selling, General and Administrative Expenses	$41,534	$25,813	60.9%
SG&A Expenses as a Percentage of Total Revenue	2.3%	2.7%

SG&A expenses, such as impairment of long-lived assets , executive compensation, office expenses, legal and accounting charges, travel charges, transportation fees and various taxes increased 60.9% to $41.5 million for the six months ended June 30, 2011, compared to $25.8 million for the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing. In addition, we had an impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011.Refer to “Note 6- plant and equipment, net” in the Notes to Condensed Consolidated Financial Statements for details.

SG&A expenses as a percentage of revenue decreased to 2.3% for the six months ended June 30, 2011 from 2.7% for the same periods in 2010. The decrease in SG&A expenses as a percentage of revenue was due to the increase of sales revenue as a result of expanded production capacity.

Loss from Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Loss from Operations	$(3,693)	$(6,313)	(41.5)%

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Loss from Operations	$(13,145)	$(12,703)	3.5%

Loss from operations for the three months ended June 30, 2011 decreased to $3.7 million from $6.3 million for the same period in 2010. The decrease in loss from operations for the three months ended June 30, 2011 was due to the combined effect of the $5.4 million impairment loss and the increase in transportation and sales agent charges expenses offset by the increase in gross profit caused by the higher average selling price of rebar and expanded capacity from two new completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Agreement.

Loss from operations for the six months ended June 30, 2011 increased to $13.1 million from $12.7 million for the same period in 2010. The increase in loss from operations for the six months ended June 30, 2011 was due to the combined effect of the $5.4 million impairment loss and the increase in transportation and sales agent charges expenses offset by the increase in gross profit caused by the higher average selling price of rebar and expanded capacity from two newly completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Agreement

Other Income (Expense)

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Interest income	$816	$617	32.3%
Finance/Interest expense	(16,419)	(16,464)	(0.3)%
Financing cost on capital lease	(6,698)	-	-
Change in fair value of derivative liabilities	1,839	10,729	(82.9)%
Gain from debt extinguishment	3,430	-	-
Loss on disposal of fixed assets	387	(227)	(270.5)%
Income from equity investments	1,856	3,074	(39.6)%
Foreign currency transaction gain	1,030	-	-
Lease income	512	184	178.3%
Other non-operating income (expense), net	(455)	855	(153.2)%
Total other expenses, net	$(13,702)	$(1,232)	1,012.2%

Total other expenses, net, for the three months ended June 30, 2011 were $13.7 million, a 1,012.2 % increase compared to $1.2 million for the same period in 2010. The increase in total other expenses, net, was mainly a result of the combined effect of an increase of $6.7 million in interest expense on the capital lease and a decrease of $8.9 million in the change in fair value of derivative liabilities, a decrease of $1.2 million in income from equity investments, offset by an increase of $3.4 million gain from debt extinguishment.

The foreign currency transaction gain was due to the loans we received in the second quarter of 2011 denominated in US Dollars. Prior to the second quarter of 2011, there were no other transactions denominated in US Dollars and therefore we did not incur any foreign currency gains or losses.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Interest income	$1,879	$1,737	8.2%
Finance/Interest expense	(30,538)	(27,427)	11.3%
Financing cost on capital lease	(6,698)	-	-
Change in fair value of derivative liabilities	5,391	14,668	(63.2)%
Gain from debt extinguishment	3,430	-	-
Gain on disposal of equipment	(10)	(343)	(97.1)%
Income from equity investments	3,511	3,229	8.7%
Foreign currency transaction gain	1,649	-	-
Lease income	964	320	201.3%
Other non-operating income (expense), net	(150)	1,014	(114.8)%
Total other expenses, net	$(20,572)	$(6,802)	202.4%

Total other expenses, net, for the six months ended June 30, 2011 were $20.6 million, a 202.4% increase compared to $6.8 million for the same period in 2010. The difference between the expenses for the six months ended June 30, 2011 and the same period in 2010 was mainly caused by a combined effect of an increase of $9.8 million in financial expenses consists of $3.1 million interest expense on bank loans and $6.7 million in interest expense on the capital lease and a decrease of $9.3 million in change in fair value of derivative liabilities, offset by an increase of $3.4 million gain from debt extinguishment.

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

The change in fair value of derivative liabilities for the three months ended June 30, 2011 was a gain of $1.8 million compared to a gain of $10.7 million for the same period in 2010. The change in fair value of derivative liabilities for the six months ended June 30, 2011 was a gain of $5.4 million compared to a gain of $14.7 million for the same period in 2010. This gain was mainly due to a change in the price of our common stock as of June 30, 2011 compared to fiscal year-ended December 31, 2010.

Income Taxes

For the three months ended June 30, 2011 and 2010, we had a total tax provision of $18.2 million and a tax benefit of $2.8 million, respectively.

For the six months ended June 30, 2011and 2010, we had a total tax provision of $15.4 million and a tax benefit of $4.7 million, respectively.

During the second quarter of 2011, we determined that the majority of our deferred tax assets will not be realizable and provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture. As such, our effective tax rate for the three months ended June 30, 2011 is -104.6%, which is significantly lower than the six months ended June 30, 2011 effective tax rate of -45.8% that included the deferred tax assets that were incurred from the net operating losses to be carrying forwards during the first quarter of 2011. See detail discussion in the section of “Deferred taxes assets – China”.

For the three months ended June 30, 2011 and 2010, we had effective tax rates of -104.6% and 37.2%, respectively. The negative effective tax rate for the three months ended June 30, 2011 is mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture. The positive effective tax rate for the three months ended June 30, 2010 is mainly due to a consolidated loss before income tax while we recognized the deferred tax assets that were incurred from the net operating losses to be carrying forwards.

For the six months ended June 30, 2011 and 2010, we had effective tax rates of -45.8% and 24.3%, respectively. The reason of the decrease in effective tax rates is consistent with the decrease for the three month period in the foregoing paragraph.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $126.5 million will begin to expire in 2014. Originally, management believed the deferred tax asset was fully realizable. After the filing of the Form 10-K/A for the fiscal year ended December 31, 2010, management reevaluated our future operating forecast based on the current steel market condition. In 2011, the Chinese government announced several policies to curb the increase in real estate prices across the country which led to a slowdown in demand for construction steel products and a decrease in their average selling price starting in the fourth quarter of 2011. Additionally due to the continued global economic slowdown and the overcapacity issue in China's steel market, management expected there would be sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took considerations of this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax asset mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets at Longmen Joint Venture, which represent approximately 99% of the total deferred tax assets of the Company as of June 30, 2011. The valuation allowance as of June 30, 2011 was $19.6 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Deferred taxes assets – U.S.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2011. The net operating loss carry forwards for United States income taxes amounted to $1.5 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, at the end of 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2011 was $0.5 million. Management will review this valuation allowance periodically and make adjustments as warranted.

We had cumulative undistributed retained earnings from profitable subsidiaries of approximately $0.5 million as of June 30, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Net Loss

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(35,593)	(4,742)	650.6%

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(49,164)	(14,765)	233.0%

Net Loss attributable to General Steel Holdings, Inc

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(35,593)	$(4,742)	650.6%
Less: Net Loss Attributable to the Noncontrolling Interest	(12,678)	(2,738)	363.0%
Net Loss Attributable to General Steel Holdings, Inc.	$(22,915)	$(2,004)	1,043.5%

Net loss attributable to us for the three months ended June 30, 2011 increased 1,043.5% to $22.9 million compared to $2.0 million for the same period in 2010. The increase in net loss attributable to us for three months ended June 30, 2011 was mainly a result of the combined effect of an increase of $5.4 million in impairment charge on equipment, an increase of $6.7 million in interest expense on the capital lease and a decrease of $8.9 million in the change in fair value of derivative liabilities, offset by an increase of $3.4 million gain from debt extinguishment.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(49,164)	$(14,765)	233.0%
Less: Net Loss Attributable to the Noncontrolling Interest	(17,332)	(7,149)	142.4%
Net Loss Attributable to General Steel Holdings, Inc.	$(31,832)	$(7,616)	318.0%

Net loss attributable to us for the six months ended June 30, 2011 increased 318.0% to $31.8 million compared to of $7.6 million for the same period in 2010. The increase in net loss attributable to us for six months ended June 30, 2011 was mainly a result of the combined effect of an increase of $5.4 million in impairment charge on equipment, an increase of $16.9 million in interest expense on the capital lease and a decrease of $9.3 million in change in fair value of derivative liabilities, offset by an increase of $3.4 million gain from debt extinguishment.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Loss per Share

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Loss per Share	Three months ended
(in thousands, except per share data)	June 30, 2011	June 30, 2010	Change %

Net Loss Attributable to General Steel Holdings, Inc	$(22,915)	$(2,004)	1,043.5%

Weighted Average Number of Shares
Basic	54,318	52,112	4.2%
Diluted	54,318	52,112	4.2%

Loss Per Share
Basic	$(0.42)	$(0.04)	950.0%
Diluted	$(0.42)	$(0.04)	950.0%

Basic and diluted loss per share for the three months ended June 30, 2011 increased to $0.42 compared to $0.04 for the same period in 2010.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Loss per Share	Six months ended
(in thousands, except per share data)	June 30, 2011	June 30, 2010	Change %

Net Loss Attributable to General Steel Holdings, Inc	$(31,832)	$(7,616)	318.0%

Weighted Average Number of Shares
Basic	54,233	51,883	4.5%
Diluted	54,233	51,883	4.5%

Loss Per Share
Basic	$(0.59)	$(0.15)	293.3%
Diluted	$(0.59)	$(0.15)	293.3%

Basic and diluted loss per share for the six months ended June 30, 2011 increased to $0.59 compared to $0.15 for the same period in 2010.

There is no dilutive effect for our earnings per share arising from the total 6,678,649 outstanding warrants for the three and six months ended June 30, 2011 and 2010, as the exercise price of the warrants was higher than the stock prices during these periods. We had convertible notes outstanding that convert into 1,208,791 shares of our common stock as of June 30, 2010. For the three and six months ended June 30, 2010, all outstanding convertible notes were excluded from the diluted earnings per share calculation since they are anti-dilutive. Other than the aforementioned potentially dilutive securities, there are no other potentially dilutive securities outstanding for the three and six months ended June 30, 2011 and 2010.

Liquidity and capital resources

As of June 30, 2011, our current liabilities exceeded our current assets by approximately $387.2 million. Given our expected capital expenditures in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantees from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our consolidated financial statements for the six months ended June 30, 2011 have been prepared on a going concern basis.

As of June 30, 2011, we had cash and restricted cash totaling $261.8 million, of which $186.5 million was restricted.

We believe our cash flows from operations, which include customer prepayments and vendor financing, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, and support our operating strategies.

The steel business is capital intensive and we utilize leverage greater than our industry peers, which we believe enables us to generate revenue compared to our shareholder’s equity at a rate higher than our industry peers. We utilize leverage in the form of credit from banks, vendor financing, customer deposits and from other sources. This blended form of financing reduces our reliance on any single source.

Substantially all our operations are conducted in China and all of our revenues are denominated in Renminbi (RMB). RMB is subject to exchange control regulations in China, and, as a result, we may have difficulty distributing any dividends outside of China due to People’s Republic of China (“PRC”) exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC law, RMB is currently convertible into U.S. Dollars under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE), but not from a company’s “capital account,” which includes foreign direct investments and loans, without the prior approval of the SAFE.

As of June 30, 2011, restricted items including the accumulated retained earnings from profitable subsidiaries of $0.5 million and statutory reserves of $6.5 million are included in our accumulated deficits.

As of June 30, 2011, the amount of our restricted net assets was $39.8 million.

We have previously raised money in the U.S. capital markets which provides the capital needed for our operations and for General Steel Investment Co, Ltd.(“General Steel Investment”). Thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on the liquidity, financial condition and results of operation of General Steel Holdings and General Steel Investment.

Short-term Notes Payable

As of June 30, 2011, we had $345.7 million in short-term notes payable, which are secured by restricted cash of $182.8 million and restricted notes receivable of $55.7 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability could be continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

 Short-term Loans – Banks

As of June 30, 2011, we had $311.7 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they have done in the past.

As of June 30, 2011 and December 31, 2010, we breached certain financial covenant on outstanding short term loans and due to the breach of covenant, a loan with cross default clause was automatically considered as breached, the affected loan amounted to $24.8 million and $12.1 million, respectively. According to the loan agreements, the bank will have the rights to request for more collateral or guarantees if the covenant is breached or request for early repayment of the loan if we could not remedy the breach within a period of time. As of today, we have not received any notice from the banks to request for more collateral or guarantee or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short-term bank loans upon maturity using available capital resources.

For more details about our debt, see Note 8 in our Notes to the condensed consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 17 in our Notes to the unaudited condensed consolidated financial statements included in this report.

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("Contracts") with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.6% to 3.2% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.6% to 3.2% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended June 30, 2011 and 2010 amounted to $248.1 million and $211.1 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2011 and 2010 amounted to $2.3 million and $2.2 million, respectively.

Total financing sales for the six months ended June 30, 2011 and 2010 amounted to $407.8 million and $398.2 million, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the six months ended June 30, 2011 amounted to $3.9 million and $4.0 million for the same period in 2010.

 Liquidity

Our accounts have been prepared in accordance with U.S GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they fall due.

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of June 30, 2011 and December 31, 2010 were 33.0 and 13.8, respectively. As of June 30, 2011, our current liabilities exceed current assets (excluding non-cash items) by $373.6 million. And as of December 31, 2012, our current liabilities exceed current assets (excluding non-cash items) by $784.8 million.

Longmen Joint Venture, as our most important subsidiary, accounted for majority of our total sales. As such, the majority of our working capital needs come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which include line of credit from banks, vendor financing, customer financing, financing sales, other financing and sales representative financing.

With the financial support from the banks and the companies above, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of December 31, 2013. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended December 31, 2013
Current liabilities over current assets (excluding non-cash items) as of December 31, 2012	$(784.8)
Cash provided by line of credit from banks	367.4
Cash provided by vendor financing	316.7
Cash provided by customer financing	158.3
Cash provided by financing sales	79.2
Cash provided by other financing	43.5
Cash provided by sales representatives	35.0
Cash used in operations for the twelve months ended December 31, 2013	(30.3)
Net projected change in cash for the twelve months ended December 31, 2013	$185.0

As a result, the unaudited condensed consolidated financial statements for the six month period ended June 30, 2011 have been prepared on a going concern basis.

Segments

Our chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Group’s four regional divisions in the PRC: Longmen Joint Venture in Shaanxi Province, Maoming Hengda in Guangdong Province, Baotou Steel Pipe Joint Venture in Inner Mongolia Autonomous Region and General Steel (China) & Tianwu Joint Venture in Tianjin City.

The Group operates in one business segment that includes four different divisions. These reportable divisions are consistent with the way we manage our business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income from operations is generally the same as those applied at the consolidated financial statement level.

The following represents results of division operations for the three months ended and for the six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Sales:
Longmen Joint Venture	$1,056,675	$499,361	$1,765,980	$934,187
Maoming Hengda	1,917	2,006	2,461	5,880
Baotou Steel Pipe Joint Venture	2,815	5,142	3,429	6,320
General Steel (China) & Tianwu Joint Venture	87,277	5,909	97,643	19,054
Total sales	1,148,684	512,418	1,869,513	965,441
Interdivision revenue	(86,953)	(10,739)	(97,318)	(10,739)
Consolidated sales	$1,061,731	$501,679	$1,772,195	$954,702

Gross profit
Longmen Joint Venture	$22,300	$8,120	$26,818	$14,146
Maoming Hengda	(495)	(1,202)	(917)	(1,519)
Baotou Steel Pipe Joint Venture	179	425	52	457
General Steel (China) & Tianwu Joint Venture	1,115	15	620	20
Total gross profit	23,099	7,358	26,573	13,104
Interdivision profit	241	6	1,816	6
Consolidated gross profit	$23,340	$7,364	$28,389	$13,110

Income (loss) from operations:
Longmen Joint Venture	$3,474	$(1,046)	$(4,034)	$(4,828)
Maoming Hengda	(1,168)	(3,275)	(2,060)	(3,872)
Baotou Steel Pipe Joint Venture	(64)	43	(485)	(274)
General Steel (China) & Tianwu Joint Venture	(4,636)	(236)	(5,633)	(475)
Total loss from operations	(2,394)	(4,514)	(12,212)	$(9,449)
Interdivision income from operations	241	-	1,816	-
Reconciling item (1)	(1,540)	(1,799)	(2,749)	(3,254)
Consolidated loss from operations	$(3,693)	$(6,313)	$(13,145)	$(12,703)

Net loss attributable to controlling interest:
Longmen Joint Venture	$(19,707)	$(7,472)	$(29,885)	$(14,562)
Maoming Hengda	2,292	(3,300)	1,197	(3,899)
Baotou Steel Pipe Joint Venture	-	25	(240)	(176)
General Steel (China) & Tianwu Joint Venture	(6,991)	(333)	(8,313)	(614)
Total net loss attributable to controlling interest	(24,406)	(11,080)	(37,241)	(19,251)
Interdivision net income	398	-	1,973	-
Reconciling item (1)	1,093	9,076	3,436	11,635
Consolidated net loss attributable to controlling interests	$(22,915)	$(2,004)	$(31,832)	$(7,616)

Depreciation and amortization:
Longmen Joint Venture	$11,501	$8,021	$19,004	$15,851
Maoming Hengda	758	899	1,348	1,828
Baotou Steel	64	74	124	146
General Steel (China) & Tianwu Joint Venture	777	754	1,546	1,509
Consolidated depreciation and amortization	$13,100	$9,748	$22,022	$19,334

Finance / interest expenses:
Longmen Joint Venture	$21,727	$15,932	$35,457	$26,549
Maoming Hengda	1	24	1	24
Baotou Steel	-	20	-	20
General Steel (China) & Tianwu Joint Venture	2,088	473	2,477	819
Less: interdivision expense	(701)	-	(701)	-
Reconciling item (1)	2	15	2	15
Consolidated interest expenses	$23,117	$16,464	$37,236	$27,427

Capital expenditures:
Longmen Joint Venture	$20,110	$22,274	$30,772	$28,979
Maoming Hengda	69	130	285	235
Baotou Steel	6	19	29	24
General Steel (China) & Tianwu Joint Venture	-	-	8	2
Reconciling item (1)	-	-	3	-
Consolidated capital expenditures	$20,185	$22,423	$31,097	$29,240

Total Assets as of June 30, 2011 and December 31, 2010			June 30, 2011	December 31, 2010
Longmen Joint Venture			$2,398,501	$1,694,895
Maoming Hengda			52,055	47,839
Baotou Steel Pipe Joint Venture			9,190	31,852
General Steel (China) & Tianwu Joint Venture			217,307	194,966
Less: interdivision assets			(147,058)	(173,076)
Reconciling item (2)			1,027	2,904
Consolidated Assets			$2, 531,022	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of our Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and the six months ended June 30, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of June 30, 2011 and December 31, 2010.

Cash-flow

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2011 was a net inflow of $54.6 million compared to a net outflow of $69.6 million in the same period of 2010. This change was mainly due to the combination of the following factors:

•	The impact of non-cash items included in net income (loss) of $42.1 million compared to ($0.4) million in the same period in 2010. The non-cash items include the following:

-	depreciation and amortization;
-	impairment of long-lived assets;
-	stock issued for service and compensation;
-	change in fair value of derivative liabilities;
-	loss on disposal of equipment;
-	gain on stock issued as loan repayment;
-	finance expense on capital lease, income from equity investments;
-	deferred tax assets;
-	deferred lease income; and
-	foreign currency transaction gain.

•	The primary reasons for the material fluctuations in cash inflow are as follows:
-	Notes Receivable-Restricted: Instead of pledging our notes receivable to the banks, we increased the notes receivable endorsement when settling with our suppliers, thus reducing the total restricted notes receivable in the first six months of 2011. However in 2010, more of our notes receivable were pledged than our notes payable, which resulted in the decrease in our total restricted notes receivable in the first six months of 2011.
-	Account payable: The increase in accounts payable is mainly due to increased raw material purchases as a result of the launch of full-scale production at Longmen Joint Venture in May 2011.
-	Customer deposits: The increase is mainly due to increased sales during the six months ended June 30, 2011 and we received more advances payments made by our customers.
-	Tax payable: the increase is mainly due to the decrease in pre-paid value-added tax as a result of the accelerated verification process by the local tax bureau in 2011.

•	The primary reasons for material fluctuations in cash outflow are as follows:
-	Notes receivable: In order to increase and promote sales, we encourage our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable in the first six months of 2011, compared to the same period in 2010.
-	Account receivable – related parties: Increased in the first six months of 2011 is due to the sales transactions occurred right before the balance sheet date of this Quarterly Report. The receivable balances were subsequently collected in July 2011.
-	Inventories: The increase of inventories in the first six months of 2011 is less than the increase of inventories in the same period last year because we were in the process of building more raw material inventories at June 30, 2010 through the end of 2010, which exceeded the effect of greater finished goods as at June 30, 2011 as a result of the increased daily production volume after the two new furnaces were put to use in May 2011.

-	Advances on inventory purchases: The increase is mainly due to the fact that more advance payments were made to suppliers for raw material purchases to secure our raw materials needs to meet the higher production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.

Investing activities

Net cash used in investing activities was $15.4 million for the six months ended June 30, 2011 compared to cash outflow of $117.6 million for the six months ended June 30, 2010. Fluctuation in cash outflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash is used as a pledge for our notes payable as required by the bank. In the first six months of 2011, such balance decreased, because our Company settled with suppliers using more notes receivable endorsement rather than issuing notes payable in order to reduce financing costs on notes payable in 2011. The notes payable increased in the same period last year due to increased purchases as a result of the expanding business. In addition, the decrease in cash used is also due to less advances being paid on equipment purchases in the first six months of 2011 since the relocation of the production lines was nearly completed in June 2011, whereas more advances were paid on equipment purchase in the same period in 2010 for the production line relocated from Maoming Hengda to Longmen Joint Venture, which improved the useful life of the production line, as well as the quality of the inventories and efficiency of the production as a result of technical updates.

Financing activities

Net cash used in financing activities was $30.0 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $156.1 million for the six months ended June 30, 2010. Compared to the same period in 2010, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Short Term Loans: We borrowed more money from banks to meet our working capital needs due to the increased capacity for the six months ended June 30, 2011 compared to the same period in last year.

Notes Payable: The decrease in notes payable is consistent with the decrease in restricted cash as we paid off more notes payable in the second quarter of 2011. In addition, in order to reduce financing costs, we have been settling with our suppliers using more notes receivable endorsement, therefore, fewer notes payable were issued compared to the same period in 2010.

•	Deposits due to sales representative: The decrease in deposits collected from sales representatives is a result of changing our deposit policy. Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. In order to reduce such interest expenses, we changed the deposit policy at the beginning of 2011 by reducing the deposit amount from $9-12 million to $2 million for four to five large strategic distributors, which resulted in a decrease in the deposits due to sales representative.

We recognize on our balance sheet, all the equipment constructed by Shaanxi Steel at Longmen Joint Venture’s facility for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. We do not expect to make payments on the profit sharing liability until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses

There are no restrictions on distributions or transferring other funds from General Steel Investment to the Company.

We have never declared or paid any cash dividends to our shareholders. If there are any declarations and payment of dividends, this, as well as the amount of dividends declared and paid will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

Shelf Registration SEC Form S-3

On October 22, 2009, our shelf registration statement on Form S-3, for an aggregate offering amount of $60 million, was declared effective by the SEC. In December 2009, we consummated a registered direct offering using the Form S-3 shelf registration statement to issue common stock and warrants. We may sell the remaining securities registered on such Form S-3 to or through underwriters, directly to investors, through agents or any combination of the foregoing.

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

Impact of Inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of raw materials. We have generally been able to pass on such cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

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

We have spent in excess of $8.8 million (RMB57 million) on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2010, 1.08 metric tons of new water was consumed per metric ton of steel produced.

We have one 10,000 cubic meter coke-oven gas tank, one 50,000 cubic meter blast furnace coal gas tank and one 80,000 cubic meter converter furnace coal gas tank to collect the residual coal gas produced from our facility and that of surrounding enterprises. We also have spent $35.6 million (RMB230 million) on a thermal power plant with two 25 Kilowatt generators that use the residual coal gas from the blast furnaces and converters as fuel to generate power.

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

Recently, more than $9.3 million (RMB60 million) were used on the technical upgrade and renovation of our converters and $0.85 billion (RMB5.5 billion) were used on the upgrade of the blast furnaces and sintering machines.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements in the fiscal quarter ended June 30, 2011 that have or that in the opinion of management, are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations and Commercial Commitments

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. Throughout our operating history, we have funded our contractual obligations and commercial commitments through financing arrangements and operating cash flow, including but not limited to, operating income, payments collected from customers in advance and stock issuances. Below, we have presented a summary of the most significant contractual obligations and commercial commitments in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

		Payment due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4- 5 years	5 years after
	(in thousands)
Bank loans	$311,697	$311,697	$-	$-	$-
Other loans	220,827	220,827	-	-
Notes payable	345,657	345,657	-	-	-
Deposits due to sales representatives	23,660	23,660	-	-
Lease with Bao Gang Group	278	278	-	-	-
Construction obligations - Longmen Joint Venture	14,700	14,700	-	-	-
Long term loan – Shaanxi Steel	134,566	-	77,350	57,216	-
Capital lease obligations	294,447	11,552	15,593	17,923	249,379
Profit sharing liability	284,871	-	-	-	284,871
Total	$1,630,703	$928,371	$92,943	$75,139	$534,250

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of June 30, 2011, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $187.3 million, as follows:

	Guarantee Amount
Nature of Guarantee	In thousands	Guarantee period
Line of Credit	$148,744	Various from July 2011 to August 2012
Maximum amount of mortgage loan	38,520	Various from July 2011 to July 2012
Total (unaudited)	$187,264

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our unaudited condensed consolidated financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Principles of consolidation – subsidiaries

The accompanying consolidated financial statements include the financial statements of the Company, its subsidiaries, its variable interest entity (“VIE”) for which the Company is the ultimate primary beneficiary, and the VIE’s subsidiaries.

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

A VIE is an entity in which the Company, or its subsidiary, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with, ownership of the entity, and therefore the Company or its subsidiary is the primary beneficiary of the entity.

All significant inter-company transactions and balances have been eliminated upon consolidation.

Consolidation of VIE

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as the Company’s 60% direct owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was evaluated by the Company to determine if Longmen Joint Venture is a VIE and if the Company is the primary beneficiary.

Based on projected profit in this entity and future operating plans, Longmen Joint Venture’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

The Company would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board with respect to Longmen Joint Venture, the powers rights and roles of both bodies were considered to determine which has the power to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, on which we hold 2 out of 4 seats, requires a ¾ majority vote while the Board, on which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails; the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors and have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

In connection with the Unified Management Agreement, Shaanxi Coal, Shaanxi Steel and us may provide such support on a discretionary basis in the future, which could expose us to a loss.

As discussed in Note 1 to Condensed Consolidated Financial Statements - Background, we have the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement. As both conditions are met, we are primary beneficiary of Longmen Joint Venture and therefore, continues to consolidate Longmen Joint Venture.

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors and have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment.

Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong, Tongxing and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these three entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory.

Tongxing

Longmen Joint Venture holds a 22.76% equity interest in Tongxing and hundreds of employees of Longmen Joint Venture own the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights have been assigned through the date Tongxing ceases its business operation or the employees sell their interest in Tongxing. Tongxing’s business is highly reliant on Longmen Joint Venture. Tongxing’s main business is to process rebar.

On March 1, 2012, we sold our 22.76% equity interest of Tongxing for approximately $9.2 million to a related party. In connection with this transaction, the Company will receive the land use rights at fair market value for approximately $9.5 million and payable in cash of approximately $0.3 million. The result of this transaction has no material impact on our sales and operating income.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore.

We have determined that it is appropriate for Longmen Joint Venture to consolidate these three entities with appropriate recognition in our financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture.

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

Accounts receivable, other receivables and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers and other receivables from cash advances to employees, related parties or third parties. An allowance for doubtful accounts is established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against the allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Useful lives of plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value.

The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Machinery under capital lease	20 Years
Other equipment	5 Years
Transportation Equipment	5 Years

We have re-evaluated the useful lives of depreciation and amortization to determine whether subsequent events and circumstances warrant any revision.

Impairment of long-lived Assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected discounted cash flow method. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors.

The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment charge would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of June 30, 2011 and December 31, 2010. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

The Company determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7.3% based on our average borrowing rate.

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the six months ended June 30, 2011 and 2010. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

General Steel (China) is located in Tianjin Costal Economic Development Zone and is subject to an income tax rate of 25%.

Longmen Joint Venture is located in the Mid-West Region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government. In 2010, the central government announced that the “Go-West” tax initiative was extended for 10 years, and thus, the preferential tax rate of 15% will be in effect until 2020. This special tax treatment will be evaluated on a year-to-year basis by the local tax bureau.

 Baotou Steel Pipe Joint Venture is located in Inner Mongolia autonomous region and is subject to an income tax rate of 25%.

Maoming Hengda is located in Guangdong Province and is subject to an income tax rate of 25%.

Tianwu Joint Venture is located in Tianjin Coastal Economic Development Zone and is subject to an income tax rate at 25%.

Non-controlling Interest

Non-controlling interest consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, 0.9% interest in Yangpu Shengtong Investment Co., Ltd. by an individual, 1.3% interest in Qiu Steel by two individuals a 1% interest in Maoming Hengda by an individual TME Group’s 40% interest in Tianwu Joint Venture.

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

As a result, we reclassified non-controlling interests in the amounts of $34.7 million and $52.0 million from the mezzanine section to equity on the June 30, 2011 and December 31, 2010 balance sheets, respectively.

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build the new state-of-the-art equipment at the site of Longmen Joint Venture. To compensate the Group for costs and economic losses incurred during construction of the two new blast furnace systems owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $10.6 million (RMB 70 million) in the fourth quarter of 2010 for the value of assets dismantled, $5.8 million (RMB 38 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $13.5 million (RMB 89 million) each year for trial production costs related to the new iron and steel making facilities. As of December 31, 2010, the compensation totaled $57.7 million (RMB 380 million), of which $52.0 million (RMB 343 million) was recorded as deferred lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel for the construction. The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended June 30, 2011 and 2010, the Company recognized lease income of $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized lease income of $1.0 million and $0.3million, respectively. As of June 30, 2011 and December 31, 2010, the balance of deferred lease income amounted to $78.3 million and $57.6 million, respectively.

During the period June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost was deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

Capital lease obligations

On April 29, 2011, we, along with Longmen Joint Venture, entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the new iron and steel making facilities of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 13 – “Profit sharing liability” of the Notes to Condensed Consolidated Financial Statements.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 12 – “Capital lease obligations” to the Notes to Condensed Consolidated Financial Statements). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is accreted over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any changes reflected prospectively in the estimate of the effective interest rate.

Based on the performance of the Asset Pool, no profit sharing payment was made for the three and six months ended June 30, 2011. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the asset pool have been fully absorbed by profits

New Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (‘FASB”) issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective for all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our unaudited condensed consolidated financial statements.

In December 2011, the FASB issued authoritative guidance on disclosures about offsetting assets and liabilities. The update requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements.

In December 2011, the FASB issued a deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income. The amendments in this update defer those changes in the guidance that relate to the presentation of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments are effective during interim and annual periods beginning after December 15, 2011. We do not anticipate that the adoption of this guidance will have a material impact on the consolidated financial statements

ITEM 4. CONTROLS AND PROCEDURES

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of June 30, 2011. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we revisited the appropriate accounting treatment for certain reimbursements received in relation to the collaboration with Shaanxi Steel on the construction of equipment by Shaanxi Steel from June 2009 to March 2011. We believed that the original accounting treatment for the reimbursement was in accordance with U.S. GAAP, based upon our understanding of the economic substance and nature of reimbursement and our interpretation of U.S. GAAP. Due to the complexity and the unique structure of the transaction, we sought guidance from the Office of the Chief Accountant (“OCA”) of the SEC with respect to the appropriate accounting treatment for the compensation.  Following its receipt of the guidance from the OCA, we reassessed our disclosure controls and procedures and our internal control over financial reporting. This assessment identified two material weaknesses related to:

1)	Insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, the Company’s control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts.
2)	Lack of controls over contract management including documentation of all contract terms as well as identifying and analyzing the appropriate treatment of complex and unusual transactions.

Together, as a result of such material weaknesses, we concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

Remediation

We have dedicated significant resources to correcting the accounting items discussed with the OCA and to ensuring that we take proper steps to improve our disclosure controls and procedures and our internal control over financial reporting in the areas of accounting for complex and non-routine transactions.

We have taken a number of remediation actions that we believe will impact the effectiveness of our disclosure controls and procedures and our internal control over financial reporting including the following:

•	We have engaged outside professional consultants to supplement our internal control over financial reporting;
•	We have engaged accounting experts to assist management in identifying complicated accounting transactions and applying applicable accounting policies thereto; and
•	We have established an enhanced training program, including, but not limited to, accounting and auditing update and revisiting the consolidation guidance of variable interest entities to update our employees on current accounting pronouncements.

We believe the foregoing efforts will effectively remediate the material weakness described above in the future periods.

Changes in Internal Controls over Financial Reporting

Except as otherwise noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the risk factors below, to our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K/A for the year ended December 31, 2010, which was filed with the SEC on August 30, 2012.

IF THERE WILL BE ANY CHANGES IN THE PRC LAW , THE PRC LEGAL SYSTEM COULD LIMIT OUR ABILITY TO ENFORCE THE UNIFIED MANAGEMENT AGREEMENT, WHICH IN TURN MAY LEAD TO RECONSIDERATION OF THE VIE ASSESSMENT WITH RESPECT TO LONGMEN JOINT VENTURE

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as our 60% direct owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was considered to be a variable interest entity (“VIE”) of which we are the primary beneficiary and therefore we continue to consolidate Longmen Joint Venture.

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors and have control over the operations of Longmen Joint Venture. As such, we have the power to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of, and a different conclusion under the VIE assessment.

OUR BANK LOANS MAY NOT BE RENEWED IF CERTAIN COVENANTS OF THE LOAN AGREEMENTS ARE NOT MET

We have various financing facilities with banks which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. As of June 30, 2011, we have not satisfied our financial covenants stipulated by certain loan agreements because of debt to asset ratio. Furthermore, we are party to loan agreements with cross default clause where any breach of other loan covenants will automatically result in default of such loans. According to the loan agreements, the bank could request for more collateral or guarantees if the covenant is not satisfied or request for early repayment of the loan if we could not remedy the default within a period of time. As of today, we have not received any notice from the banks to request for more collateral or guarantee or early repayment of the short term loans due to the breach. However, we may in the future encounter difficulties in repaying or refinancing such loans on time, or providing more collateral or guarantee to the banks or making early repayment of our loans.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On June 16, 2011, along with Maoming Hengda Steel Co., Ltd and Tianjin Qiu Gang Investment Co. Ltd., we entered into a Debt Repayment Agreement with Guangzhou Hengda Industrial Group Ltd. (“Guangzhou Hengda”) and its sole shareholder Ms. Yumei Ding whereby we issued 974,571 shares of our common stock to Ms. Ding to partially repay the outstanding balance owed to Guangzhou Hengda. We issued such shares at a price of $5.00 per share to repay $4.9 million of the loan balance. As of June 30, 2011, the unpaid balance was $5.9 million which is due on demand.

Share Repurchase Program

The following table provides information relating to the buyback of our common stock during the three months ended June 30, 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 1, 2011 - April 30, 2011	216,321	$2.26	216,321	70,019
May 1, 2011 - May 31, 2011	49,500	$2.23	49,500	20,519
June 1, 2011 - June 30, 2011	111,497	$1.79	111,497	909,022
Total (unaudited)	377,318	$2.11	377,318	909,022

On December 21, 2010, we issued a press release announcing that our Board of Directors had authorized the repurchase of up to an aggregate of 1,000,000 shares of our common stock as part of a share repurchase program (the “Share Repurchase Program”). The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable law. On June 1, 2011, our Board of Directors further authorized an increase of 1,000,000 shares of our common stock under the Share Repurchase Program, bringing the total authorized shares of our common stock available for purchase to 2,000,000 shares. As of June 30, 2011, we have repurchased 1,090,978 total shares of common stock in open market transactions at an average per share price of $2.56 under the Share Repurchase Program since its inception.

ITEM 6. EXHIBITS

(a)      Exhibits

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	Cooperation Agreement, dated April 29, 2011, by and among General Steel Holdings, Inc., Shaanxi Coal and Chemical Industry Group Co., Ltd., Shaanxi Iron and Steel Group co., Ltd., and Shaanxi Longmen Iron and Steel Co., Ltd. (included as Exhibit 10.1 to Form 8-K filed with the Commission on May 5, 2011 and referred to herein as the Unified Management Agreement).

10.2	Debt Repayment Agreement, dated June 16, 2011, by and among General Steel Holdings, Inc., Maoming Hengda Steel Co., Ltd., Tianjin Qiu Gang Investment Co. Ltd., Guangzhou Hengda Industrial Group Ltd. and Ms. Yumei Ding (included as Exhibit 10.1 to Form 8-K filed with the Commission on June 20, 2011).

31.1	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1	Certification of the CEO (Principal Executive Officer) and CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: February 1, 2013	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: February 1, 2013	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

Page 77