Form 10-Q
period 2011-09-30
GENERAL STEEL HOLDINGS INC
filed 2013-02-01
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Table of Contents

		Page
Part I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements.	3

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010.	3

	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2011 and 2010.	4

	Condensed Consolidated Statements of Changes In Equity.	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010.	6

	Notes to Condensed Consolidated Financial Statements (Unaudited).	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	48

Item 4.	Controls and Procedures.	77

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.	78

Item 1A.	Risk Factors.	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	79

Item 6.	Exhibits.	79

Signatures		81

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS.

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$91,713	$65,271
Restricted cash	190,681	197,797
Notes receivable	30,907	49,147
Restricted notes receivable	516,662	240,298
Accounts receivable, net	38,362	18,500
Accounts receivable - related parties	10,594	4,160
Other receivables, net	20,132	11,150
Other receivables - related parties	87,748	10,938
Inventories	432,144	453,636
Advances on inventory purchase	108,031	24,577
Advances on inventory purchase - related parties	79,893	6,187
Prepaid expense	898	5,018
Prepaid value added tax	15,170	37,323
Short term investment	2,660	-
Deferred tax assets	166	15,301
TOTAL CURRENT ASSETS	1,625,761	1,139,303

PLANT AND EQUIPMENT, net	1,213,799	602,612

OTHER ASSETS:
Advances on equipment purchase	11,268	14,898
Investment in unconsolidated subsidiaries	10,522	17,456
Long-term deferred expense	679	1,439
Intangible assets, net of accumulated amortization	23,824	23,672
TOTAL OTHER ASSETS	46,293	57,465

TOTAL ASSETS	$2,885,853	$1,799,380

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$554,931	$480,152
Accounts payable	404,960	241,367
Accounts payable - related parties	114,309	79,694
Short term loans - bank	402,428	285,198
Short term loans - others	227,198	127,712
Short term loans - related parties	15,650	14,548
Other payables and accrued liabilities	37,962	30,087
Other payable - related parties	14,905	18,214
Customer deposit	192,153	133,464
Customer deposit - related parties	54,385	54,922
Deposit due to sales representatives	21,488	52,079
Taxes payable	12,020	6,237
Deferred lease income, current	2,091	1,971
Capital lease obligations, current	18,505	-
TOTAL CURRENT LIABILITIES	2,072,985	1,525,645

NON-CURRENT LIABILITIES:
Long-term loans - related party	107,695	91,020
Deferred lease income, noncurrent	76,358	55,620
Capital lease obligations, noncurrent	281,510	-
Profit sharing liability, noncurrent	296,723	-
TOTAL NON-CURRENT LIABILITIES	762,286	146,640

DERIVATIVE LIABILITIES	48	5,573

TOTAL LIABILITIES	2,835,319	1,677,858

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2011 and December 31, 2010	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 56,435,838 and 54,678,803 issued, 55,344,860 and 54,522,973 outstanding as of September 30, 2011 and December 31, 2010, respectively	55	55
Treasury stock, at cost, 1,090,978 and 316,760 shares as of September 30, 2011 and December 31, 2010, respectively.	(2,795)	(871)
Paid-in-capital	107,698	104,970
Statutory reserves	6,475	6,202
Accumulated deficits	(97,455)	(51,793)
Accumulated other comprehensive income	13,071	10,987
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY	27,052	69,553

NONCONTROLLING INTERESTS	23,482	51,969

TOTAL EQUITY	50,534	121,522

TOTAL LIABILITIES AND EQUITY	$2,885,853	$1,799,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

(In thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
SALES	$662,437	$340,703	$1,978,515	$1,041,504

SALES - RELATED PARTIES	335,724	119,574	791,841	373,475
TOTAL SALES	998,161	460,277	2,770,356	1,414,979

COST OF GOODS SOLD	639,239	334,856	1,930,452	1,021,852

COST OF GOODS SOLD - RELATED PARTIES	324,872	111,832	777,465	366,428
TOTAL COST OF GOODS SOLD	964,111	446,688	2,707,917	1,388,280

GROSS PROFIT	34,050	13,589	62,439	26,699

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	24,309	9,560	65,843	35,373

INCOME (LOSS) FROM OPERATIONS	9,741	4,029	(3,404)	(8,674)

OTHER INCOME (EXPENSE)
Interest income	1,201	1,739	3,080	3,476
Finance/interest expense	(35,081)	(10,190)	(72,317)	(37,617)
Change in fair value of derivative liabilities	135	(1,089)	5,526	13,579
Gain on debt settlement	-	-	3,430	-
Gain (loss) on disposal of equipment	689	(2,781)	679	(3,124)
Government grant	-	1,381	-	1,381
Income from equity investments	790	838	4,301	4,067
Foreign currency transaction gain	1,271	-	2,920	-
Lease income	525	277	1,489	598
Other non-operating expense, net	(1,047)	1,141	(1,197)	2,154
Other expense, net	(31,517)	(8,684)	(52,089)	(15,486)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(21,776)	(4,655)	(55,493)	(24,160)

PROVISION FOR INCOME TAXES
Current	410	5,332	617	860
Deferred	144	(5,676)	15,384	(5,944)
Provision (benefit) for income taxes	554	(344)	16,001	(5,084)

NET LOSS	(22,330)	(4,311)	(71,494)	(19,076)

Less: Net loss attributable to noncontrolling interest	(8,500)	(527)	(25,832)	(7,676)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(13,830)	$(3,784)	$(45,662)	$(11,400)

NET LOSS	$(22,330)	$(4,311)	$(71,494)	$(19,076)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	999	3,295	2,399	3,446

COMPREHENSIVE LOSS	(21,331)	(1,016)	(69,095)	(15,630)

Less: Comprehensive loss income attributable to noncontrolling interest	(8,247)	553	(25,517)	(6,479)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(13,084)	$(1,569)	$(43,578)	$(9,151)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,166	53,941	54,547	52,577

LOSS PER SHARE
Basic and Diluted	$(0.25)	$(0.07)	$(0.84)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	Value	capital	reserves	Unrestricted	income	interest	Total

BALANCE, December 31, 2009	3,093	$3	51,619	$52	-	-	$95,588	$6,162	$(21,787)	$8,118	$70,148	$158,284

Net loss attributable to General Steel Holdings, Inc.									(11,400)			(11,400)
Net income attributable to noncontrolling interest											(7,676)	(7,676)
Distribution of dividend to noncontrolling shareholders											(3,934)	(3,934)
Noncontrolling interest acquired											(1,270)	(1,270)
Registered capital received from noncontrolling shareholders											1,182	1,182
Adjustment to special reserve								179			111	290
Common stock issued for compensation			572	0.57			1,810					1,811
Common stock issued for repayment of debt			928	0.93			2,403					2,404
Common stock transferred by CEO for compensation							207					207
Notes converted to common stock			1,209	1.21			3,544					3,545
Make whole shares issued on notes conversion			271	0.27			741					741
Common stock issued for accrued interest on notes			79	0.08			217					217
Foreign currency translation adjustments										2,249	1,197	3,446

BALANCE, September 30, 2010	3,093	3	54,678	55	-	-	104,510	6,341	(33,187)	10,367	59,758	147,847

Net loss attributable to General Steel Holdings, Inc.									(18,606)			(18,606)
Net loss attributable to noncontrolling interest											(8,589)	(8,589)
Adjustment to special reserve								(139)			243	104
Common stock issued for compensation			162	0.16			391					391
Common stock transferred by CEO for compensation							69					69
Treasury stock purchased			(317)	(0.32)	317	(871)						(871)
Foreign currency translation adjustments										620	557	1,177

BALANCE, December 31, 2010	3,093	$3	54,523	$55	317	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net loss attributable to General Steel Holdings, Inc.									(45,662)			(45,662)
Net income attributable to noncontrolling interest											(25,832)	(25,832)
Common stock issued for compensation			621	0.62			1,080					1,080
Common stock issued for repayment of debt			975	0.97			1,441					1,442
Common stock transferred by CEO for compensation							207					207
Treasury stock purchased			(774)	(0.77)	774	(1,924)						(1,925)
Adjustment to special reserve								273				273
Dividend declared to noncontrolling shareholders											(2,970)	(2,970)
Foreign currency translation adjustments										2,084	315	2,399

BALANCE, September 30, 2011	3,093	$3	55,345	$55	1,091	$(2,795)	$107,698	$6,475	$(97,455)	$13,071	$23,482	$50,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,494)	$(19,076)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	40,385	31,175
Impairment of plant and equipment	5,412	1,737
Bad debt allowance	127	-
Stock issued for services and compensation	1,288	2,018
Make whole shares interest expense on notes conversion	-	1,130
Change in fair value of derivative liabilities	(5,526)	(13,579)
Gain on stock issued as loan repayment	(3,430)	-
(Gain) loss on disposal of equipment	(679)	3,124
Amortization of deferred note issuance cost and discount on convertible notes	-	17
Amortization of deferred financing cost on capital lease	17,282	-
Income from equity investments	(3,887)	(3,983)
Deferred tax assets	15,384	(5,885)
Deferred lease income	5,286	2,265
Foreign currency transaction gain	(2,920)	-
Changes in operating assets and liabilities
Notes receivable	19,497	(36,702)
Notes receivable - restricted	(264,708)	(12,530)
Accounts receivable	(18,986)	(12,190)
Accounts receivable - related parties	(6,207)	-
Other receivables	(8,626)	1,323
Other receivables - related parties	(50,311)	(26,404)
Inventories	35,305	(44,861)
Advances on inventory purchases	(81,430)	(12,921)
Advances on inventory purchases - related parties	(72,402)	(52,665)
Prepaid expense	4,214	-
Long-term deferred expense	793	-
Prepaid value added tax	22,982	-
Accounts payable	153,604	12,513
Accounts payable - related parties	31,609	30,294
Other payables and accrued liabilities	6,819	(3,542)
Other payables - related parties	(3,827)	18,510
Customer deposits	53,645	(19,283)
Customer deposits - related parties	(2,241)	43,045
Taxes payable	5,501	811
Net cash used in operating activities	(177,541)	(115,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	13,173	9,281
Acquired long term investment	-	(1,277)
Proceeds from disposal of long-term investment	-	3,678
Dividend receivable	-	938
Cash made to short term investment	(2,620)	-
Cash proceeds from sales of equipment	1,271	306
Advance on equipment purchases	-	(12,698)
Equipment purchase and intangible assets	(54,494)	(56,906)
Net cash used in investing activities	(42,670)	(56,678)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	-	1,177
Dividend made to dividend distribution	-	(3,835)
Payments made for treasury stock acquired	(1,925)	-
Borrowings on short term loans - bank	446,532	224,425
Payments on short term loans - bank	(337,038)	(198,770)
Borrowings on short term loan - others	245,381	128,115
Payments on short term loans - others	(151,375)	(137,413)
Borrowings on short term loan - related parties	15,414	91,202
Payments on short term loans - related parties	(9,912)	(11,783)
Borrowings on short term notes payable	859,561	573,413
Payments on short term notes payable	(800,873)	(531,850)
Deposits due to sales representatives	(31,753)	(4,028)
Borrowings on long term loans - related parties	13,587	-
Net cash provided by financing activities	247,599	130,653

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(946)	1,344

INCREASE (DECREASE) IN CASH	26,442	(40,340)

CASH, beginning of period	65,271	82,118

CASH, end of period	$91,713	$41,778

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

Recent developments

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture plus the $579.2 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed above. All material intercompany transactions and balances have been eliminated in consolidation.

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

Prior to enter into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as the Company’s 60% direct owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was re-evaluated by Company to determine if Longmen Joint Venture is a VIE and if the Company is the primary beneficiary.

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

In connection with the Unified Management Agreement, the Company, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary basis or as needed in the future. See Note 2 item (d) Liquidity.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Current assets	$1,508,221	$1,087,108
Plant and equipment, net	1,172,982	553,688
Other noncurrent assets	42,995	54,099
Total assets	2,724,198	1,694,895
Total liabilities	(2,720,490)	(1,612,925)
Net assets	$3,708	$81,970

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

VIE and its subsidiaries’ liabilities consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Current liabilities:
Short term notes payable	$548,671	$447,992
Accounts payable	339,163	230,753
Accounts payable - related parties	62,958	56,742
Short term loans - bank	369,225	260,977
Short term loans - others	221,249	113,328
Short term loans - related parties	15,650	14,548
Other payables and accrued liabilities	27,693	27,932
Other payables - related parties	5,937	2,132
Customer deposits	190,440	129,832
Customer deposits - related parties	53,045	53,624
Deposit due to sales representatives	21,488	52,079
Taxes payable	10,604	5,159
Deferred lease income	2,091	1,971
Capital lease obligations, current portion	18,505	-
Intercompany payable to be eliminated	71,485	69,216
Total current liabilities	1,958,204	1,466,285
Non-current liabilities:
Long term loans - related parties	107,695	91,020
Deferred lease income - noncurrent	76,358	55,620
Capital lease obligations, noncurrent portion	281,510	-
Profit sharing liability, noncurrent	296,723	-
Total non-current liabilities	762,286	146,640
Total liabilities of consolidated VIE	$2,720,490	$1,612,925

VIE and its subsidiaries’ condensed consolidated income statements are as follows:

	Three months ended September 30, 2011	Three months ended September 30, 2010
	(in thousands)	(in thousands)

Sales	$986,938	$455,028
Gross profit	$29,400	$14,304
Income from operations	$7,180	$6,734
Net loss attributable to controlling interest	$(14,766)	$(1,351)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(in thousands)	(in thousands)

Sales	$2,752,918	$1,389,215
Gross profit	$56,215	$28,450
Income from operations	$3,144	$1,905
Net loss attributable to controlling interest	$(44,654)	$(15,913)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). In addition, Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong, Tongxing and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these three entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio at of September 30, 2011 and December 31, 2010 were 56.1 and 13.8, respectively. As of September 30, 2011, the Company’s current liabilities exceed current assets (excluding non-cash item) by $426.6 million. And as of December 31, 2012, the Company’s current liabilities exceed current assets (excluding non-cash item) by $784.8 million.

Longmen Joint Venture, as the most important subsidiary of the Company, accounted for majority of total sales of the Company. As such, the majority of the Company’s working capital needs come from Longmen Joint Venture. The Company’s ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which are listed below by categories:

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

*Management expects the line of credit will be extended after December 28, 2013.

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

According to the financing sales agreements, Longmen Joint Venture sells rebar to the Company E at a certain price, and Yuxin and Yuteng will purchase back the rebar from the Company E at a higher price than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for at least $7.9 million for the rebar sold. From July 1, 2012 until the expiration date of the contract on December 31, 2013, the advance payment balance cannot be less than $79.2 million. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company E was approximately $23.7 million.

Other financing

On January 7, 2013, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $43.5 million in financial support from a two-year balancing payment extension granted by the following three companies:

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

As a result, the unaudited condensed consolidated financial statements for the nine month period ended September 30, 2011 have been prepared on a going concern basis.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in the financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of September 30, 2011 and December 31, 2010, the Company had not entered into any commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2011 and December 31, 2010 amounted to $282.4 million and $263.1 million, respectively. As of September 30, 2011, $0.07 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 20.4% and 30.7% of the Company’s total sales for the three months and nine months ended September 30, 2011, respectively. The company had five major customers, which represented approximately 29.2% and 28.5% of the company’s total sales for the three months and nine months ended September 30, 2010, respectively. None of these five major customers account for more than 10% of total sales for the nine months ended September 30, 2011 or 2010. We have one customer and no customer accounts for more than 10% of total accounts receivable as of September 30, 2011 and 2010, respectively

For the three months and nine months ended September 30, 2011, the Company purchased approximately 49.0% and 44.8% of its raw materials from five major suppliers, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchase for the three and nine months ended September 30, 2011. The purchase from the five major suppliers represents approximately 40.2% and 45.6% of the company’s total purchase for the three months and nine months ended September 30, 2010, respectively, of which two of the five vendors account individually more than 10% of the total purchase. These five vendors accounted for 9.8% and 16.8% of total accounts payable as of September 30, 2011 and 2010, respectively.

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

Translation adjustments included in accumulated other comprehensive income amounted to $13.1 million and $11.0 million as of September 30, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity, at September 30, 2011 and December 31, 2010 were translated at 6.39 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended September 30, 2011 and 2010 were 6.41 RMB and 6.77 RMB, respectively. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2011 and 2010 were 6.49 RMB and 6.80 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 24, 2009, the holders of the existing warrants of 1,154,958 shares entered into an agreement with the Company that the exercise price was reset from $13.51 to $5 per share and the number of warrants was increased from 1,154,958 to 3,900,871.

In December 2009, the Company issued 2,777,778 warrants in connection with a registered direct offering.

The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stocks by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of September 30, 2011 and December 31, 2010. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 10 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

The Company determined the carrying value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7.3% based on the Company’s average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions in the next 20 years:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

(in thousands)	Carrying Value as of September 30, 2011	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$48	$-	$48	$-
Profit sharing liability	296,723	-	-	296,723
Total	$296,771	$-	$48	$296,723

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

(in thousands)	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$5,573		$5,573

The following is a reconciliation of the beginning and ending balances of the profit sharing liability measured at fair value on a recurring basis using unobservable inputs as of September 30, 2011:

September 30, 2011
(in thousands)
Beginning fair value at December 31, 2010	$-
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	280,857
Interest expense accreted for the nine months ended September 30, 2011	8,743
Exchange rate effect	7,123
Ending fair value at September 30, 2011	$296,723

We re-measured the fair value of the 40% profit sharing liability as of September 30, 2011 and the difference is immaterial in comparing to the initial value.

Except for the derivative liabilities, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

(i)	Short term investment

Short-term investments are certificate of deposits maintained with banks within the PRC with maturity date of less than one year.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(j)	Intangible assets

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.7 million (RMB $23.7 million). These land use rights are for 50 years and expire in 2050 and 2053. The Company amortizes the land use rights over the ten-year business term because its initial business license had a ten-year term. Although General Steel (China) became a Sino-Foreign Joint Venture in 2004, and obtained a new business license for twenty years, the Company decided to continue amortizing the land use rights over the original ten-year business term as the impact of the change in depreciable life was determined to not be material to the Company’s financial statements.

Long Steel Group contributed land use rights for a total amount of $23.3 million (RMB $148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.6 million (RMB $16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,713	2050 & 2053
Longmen Joint Venture	$23,261	2048 & 2052
Maoming Hengda	$2,597	2054

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2011, the Company expects these assets to be fully recoverable.

(k)	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Machinery and equipment under capital lease	20 Years
Other equipment	5 Years
Transportation Equipment	5 Years

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. (See Note 6).The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(l)	Investments in unconsolidated subsidiaries

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

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) invested in several companies from 2003 to 2007. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as at September 30, 2011.

Unconsolidated subsidiary	Year acquired	Amount invested (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd.	2004	$6,134	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	2,998	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	376	23.8
Xian Delong Powder Engineering Materials Co., Ltd.	2007	1,014	24.1
Total		$10,522

Total investment income in unconsolidated subsidiaries amounted to $0.8 million and $0.8 million for the three months ended September 30, 2011 and 2010, respectively. Total investment income in unconsolidated subsidiaries amounted to $2.8 million and $4.1 million for the nine months ended September 30, 2011 and 2010, respectively, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Long Steel Group for $11.3 million (RMB 72.9 million) on April 30, 2011. As of April 30, 2011, our investment in Xinglong is approximately $9.8 million and this transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

(m)	Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product generally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2011 and December 31, 2010, customer deposits amounted to $246.5 million and $188.4 million, including deposits paid to relate parties amounted to $54.4 million and $54.9 million, respectively.

(n)	Deferred lease income

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(o)	Non-controlling Interest

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

(p)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of September 30, 2011, the Company repurchased 1,090,978 total shares of its common stock under the share repurchase plan approved by the Board of Directors in December, 2010.

(q)	Comprehensive income

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

(r)	Recently issued accounting pronouncements

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(s)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated income statements and cash flows.

Note 3 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Accounts receivable	$38,383	$18,796
Less: allowance for doubtful accounts	(21)	(296)
Accounts receivable – related parties	10,594	4,160
Net accounts receivable	$48,956	$22,660

Movement of allowance for doubtful accounts is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Beginning balance	$296	$490
Charge to expense	-	174
Less: write-off	(280)	(386)
Exchange rate effect	5	18
Ending balance	$21	$296

Note 4 – Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Supplies	$41,103	$13,733
Raw materials	294,518	381,178
Finished goods	96,523	58,725
Total inventories	$432,144	$453,636

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

Note 5– Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $187.9 million and $30.8 million as of September 30, 2011 and December 31, 2010, respectively.

 Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Buildings and improvements	$173,838	$116,294
Machinery	554,156	502,958
Machinery under capital lease	579,192	-
Transportation and other equipment	17,178	13,253
Construction in progress	31,115	65,749
Subtotal	1,355,479	698,254
Less: accumulated depreciation	(136,186)	(95,642)
Less: impairment of long-lived assets	(5,494)	-
Total	$1,213,799	$602,612

Construction in progress consisted of the following as of September 30, 2011:

Construction in Progress	Value	Completion	Additional Cost
description	(In thousands)	Date	(In thousands)

Employee cafeteria	$191	October 2011	$279
Coal transportation track	134	November 2011	49
Inventory warehouse	3,030	December 2011	789
Sintering machine transformation	2,802	December 2011	915
Coke oven gas pipe	78	December 2011	235
Ore screening system	276	June 2012	530
Electricity dispatch center	110	June 2012	136
Steelmaking system transformation	75	June 2012	307
Project materials	22,811
Others	1,608		482
Total	$31,115		$3,722

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Machinery and equipment	$579,192	$-
Subtotal	579,192	-
Less: accumulated depreciation	(11,463)	-
Carrying value of leased assets	$567,729	$-

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. General Steel (China) leases facility to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”) including approximately 776,078 square feet of workshops, land, equipment and other facilities. The term of the original lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market condition, the lessee has informed the Company that they did not plan to lease the assets after the end of 2012 and will terminate the supplemental agreement early. There is no penalty for early termination of the lease. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment amount is of $5.5 million (RMB 35.1 million) was in the selling, general and administrative expenses. The Company does not have any other impairment charges for the three and nine months ended September 30, 2011 and 2010.

Depreciation expenses for the three months ended September 30, 2011 and 2010 amounted to $18.1 million and $11.6 million, respectively, and for the nine months ended September 30, 2011 and 2010, amounted to $39.6 and $30.4 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2011 and 2010 amounted to $6.8 million and $0, respectively and for the nine months ended September 30, 2011 and 2010, amounted to $11.3 million and $0, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Land use rights	$29,571	$28,462
Software	683	660
Subtotal	30,254	29,122
Less:
Accumulated amortization- land use right	(6,162)	(5,316)
Accumulated amortization - software	(268)	(134)
Intangible assets, net	$23,824	$23,672

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross amount of the intangible assets amounted to $30.3 million and $29.1 million as of September 30, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 35.5 years as of September 30, 2011.

Total amortization expense for the three months ended September 30, 2011 and 2010 amounted to $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2011 and 2010, amounted to $0.8 million and $0.8 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows:

Years Ended	Estimated Amortization Expense	Gross Carrying Amount
	(in thousands)	(in thousands)

September 30, 2012	$1,183	22,641
September 30, 2013	1,183	21,458
September 30, 2014	1,183	20,275
September 30, 2015	1,183	19,092
September 30, 2016	1,183	17,909
Thereafter	17,909	-
Total	$23,824

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by the banks. The banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks usually do not charge interest on these notes but require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $161.7 million and $167.7 million as of September 30, 2011 and December 31, 2010, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $248.9 million and $159.3 million as of September 30, 2011 and December 31, 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had the following short-term notes payable as of:	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

General Steel (China): Notes payable to various banks in China, due December 2011. Restricted cash required of $3.1 million and $11.7 million as of September 30, 2011 and December 31, 2010, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$6,260	$21,541

Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2011 to March 2012. $158.6 million restricted cash and $248.9 million notes receivable are secured for notes payable as of September 30, 2011, and comparatively $150.7 million restricted cash and $159.3 million notes receivable are secured for notes payable as of December 31, 2010, respectively; some notes are further guaranteed by third parties while others are secured by equipments and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	548,671	447,992

Bao Tou: Notes payable to various banks in China, due in April 2011. Restricted cash required of $5.3 million as of December 31, 2010, guaranteed by third parties.	-	10,619

Total short-term notes payable	$554,931	$480,152

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principles of loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

General Steel (China): Loans from various banks in China, due various dates from December 2011 to August 2012. Weighted average interest rate 7.0% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates	$33,203	$24,220

Longmen Joint Venture: Loans from various banks in China, due various dates from October 2011 to September 2012. Weighted average interest rate 6.6% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	369,225	260,978

Total short-term loans - bank	$402,428	$285,198

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2011 and December 31, 2010, the Company has not met its financial covenant stipulated by certain loan agreements related to the debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of September 30, 2011 and December 31, 2010, the Company's debt to asset ratio was 98.2% and 93.2% respectively.

Furthermore, the Company is party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of September 30, 2011 and December 31, 2010 were $12.5 million and $12.1 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of today, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2011 to September 2012. Weighted average interest rates 5.9% per annum. These loans were either repaid or renewed subsequently on the due dates.	$61,467	$75,380

Longmen Joint Venture: Loans from financing sales	159,782	37,947

Maoming Hengda: Loans from one unrelated party, repayable on demand, non-interest bearing.	5,949	14,385

Total short-term loans – others	$227,198	$127,712

The Company had various loans from unrelated companies amounting to $227.2 million and $127.7 million as of September 30, 2011 and December 31, 2010, respectively. Of the $227.2 million, $5.9 million loans carry no interest, $159.8 million are subject to interest rates ranging between 0.6% and 3.2% and the remaining $61.5 million are subject to interest rates ranging from 3.4% to 9.0%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("Contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.6% to 3.2% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.6% to 3.2% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total financing sales for the three months ended September 30, 2011 and 2010 amounted to $297.4 million and $178.3 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2011 and 2010 amounted to $2.2 million and $1.5 million, respectively.

Total financing sales for the nine months ended September 30, 2011 and 2010 amounted to $705.2 million and $576.5 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the nine months ended September 30, 2011 and 2010 amounted to $6.1 million and $5.5 million, respectively.

Short term loans due to related parties

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in October 2011, and interest rate 4.8% per annum. This loan was renewed subsequently on the due dates.	$15,650	-

Longmen Joint Venture: Loans from Shaanxi Steel, due July 2011, and interest rates 5.6% per annum.	-	$14,548

Total short-term loans – related parties	$15,650	$14,548

Long-term loans due to related parties

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Longmen Joint Venture: Loans from Shaanxi Steel Group, due various dates from July 2013 to November 2015 and interest rates of 5.6% - 7.3% per annum.	$107,695	$91,020
Total long-term loans - related parties	$107,695	$91,020

As of September 30, 2011, the total assets used by the company as collateral were $188.4 million for aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $35.1 million and $10.2 million for the three months ended September 30, 2011, and 2010, respectively. Interest expense, net of capitalized interest, amounted to $72.3 million and $37.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Capitalized interest amounted to $0 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $2.8 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 9 – Deposit due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The Company had $21.5 million and $52.1 million in deposits due to sales representatives as of September 30, 2011 and December 31, 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Convertible notes and derivative liabilities

The Company has 3,900,871 warrants outstanding in connection with the $40 million convertible notes issued in 2007 and 2,777,778 warrants outstanding in connection with a registered direct offering in 2009. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of September 30, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	55%
Expected dividend yield	0%	0%
Risk-free interest rate	0.20%	0.09%
Expected lives	1.62 years	0.73 years
Market price	$1.19	$1.19
Strike price	$5.00	$5.00

As of September 30, 2011 and December 31, 2010, derivative liabilities amounted to $47.6 thousand and $5.6 million, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2010	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2011	6,678,649

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	1.62
Outstanding and exercisable warrants issued in 2009	$5.00	2,777,778	0.73

Note 11 – Deferred lease income

As explained in Note 2(n) –“Deferred lease income”, to compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $10.6 million (RMB 70 million) in the fourth quarter of 2010 for the value of assets dismantled, $5.8 million (RMB 38 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $13.5 million (RMB 89 million) each year for trial production costs related to the new equipment. As of December 31, 2010, the compensation totaled $57.7 million (RMB 380 million), of which $52.0 million (RMB 343 million) was recorded as deferred lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel for the construction. The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2011 and 2010, the Company recognized lease income of $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized lease income of $1.5 million and $0.6 million, respectively. As of September 30, 2011 and December 31, 2010, the balance of deferred lease income amounted to $78.4 million and $57.6 million, respectively, of which $2.1 million and $2.0 million represents balance to be amortized within one year.

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

Deferred lease income is as follows:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production cost	13,988	13,584
Add: Deferred depreciation cost during free use period	6,878	6,656
Less: Lease income realized	(1,489)	(943)
Exchange rate effect	1,481	563
Ending balance	$78,449	$57,591
Ending balance – current portion	$(2,091)	$(1,971)
Ending balance - noncurrent portion	$76,358	$55,620

 Note 12 –Capital lease obligations

As explained in Note 1- “Background”, on April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 13 – “Profit sharing liability”.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of September 30, 2011:

(in thousands)	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit Sharing (Loss)	Total

Year ended September 30, 2012	$38,973	$-	$38,973
Year ended September 30, 2013	27,512	-	27,512
Year ended September 30, 2014	27,512	-	27,512
Year ended September 30, 2015	27,512	-	27,512
Year ended September 30, 2016	27,512	-	27,512
Thereafter	401,211	850,895	1,252,106
Total minimum lease payments	550,232	850,895	1,401,127
Less: amounts representing interest	(250,217)	(554,172)	(804,389)
Ending balance	$300,015	$296,723	$596,738

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended September 30, 2011 on the capital lease obligations are $5.1 million and $5.5 million on the minimum lease payment and profit sharing liability, respectively. Interest expense for the nine months ended September 30, 2011 on the capital lease obligations are $8.5 million and $8.8 million on the profit sharing liability, respectively.

As of September 30, 2011 and December 31, 2010, the amount payable to Shaanxi Steel was approximately $11.5 million and $0, respectively, and was included in the current portion of capital lease obligation.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the three and nine months ended September 30, 2011. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 14 - Gain from debt settlement

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda, an unrelated party, and its sole shareholder Ms Ding Yumei whereby the Company issued 974,571 shares of its common stock (the “Shares”) to Ms Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to partially repay the outstanding balance due to Guangzhou Hengda by $4.9 million. The Company recorded paid-in-capital based on the market price of its common stock on the date of debt settlement at $1.48 per share, totaling $1.4 million and a gain from debt settlement totaling $0 and $3.4 million for the three and nine months ended September 30, 2011, respectively, which was the difference between the amount of debt extinguished and the fair value of the Shares issued in the settlement.

Note 15 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Current	$410	$5,332	$617	$860
Deferred	144	(5,676)	15,384	(5,944)
Total provision (benefit) for income taxes	$554	$(344)	$16,001	$(5,084)

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

The estimated tax savings due to the preferential tax rate for the three months ended September 30, 2011 and 2010 were $nil and $20.6 thousand, respectively. The net effect on earnings per share if the preferential tax rate had not been applied would increase loss per share by $nil and $0.0004 for the three months ended September 30, 2011 and 2010, respectively.

The estimated tax savings due to the preferential tax rate for the nine months ended September 30, 2011 and 2010 were $nil and $2.9 million, respectively. The net effect on earnings per share if the preferential tax rate had not been applied would increase loss per share by $nil and $0.055 for the nine months ended September 30, 2011 and 2010, respectively.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $154.0 million will begin to expire in 2014. Originally, management believes the deferred tax asset is fully realizable. After the filing of the 2010 10-K/A, management reevaluated the company's future operating forecast based on the current steel market condition. Chinese government recently announced several policies to curb the real estate price hike across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issue in China's steel market, management expected there would be sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took considerations of this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax asset mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets at Longmen Joint Venture, which represent approximately 99% of the total deferred tax assets of the Company as of September 30, 2011. The valuation allowance as of September 30, 2011 was $23.8 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	September 30, 2011		December 31, 2010
	(in thousands)		(in thousands)
Beginning balance	$15,301	(A)	$5,044	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	(287)		2,343
Effective tax rate	25%		25%
Deferred tax asset	(72	)(B)	586	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	56,792		65,019
Effective tax rate	15%		15%
Deferred tax asset	8,519	(C)	9,753	(C)
Less: Valuation allowance	(23,801	)(D)	-	(D)
Exchange difference	219	(E)	(82	)(E)
Total (A+B+C+D+E)	$166		$15,301

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of valuation allowance:

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$-	$-
Current period addition	23,670	-
Current period reversal	-	-
Exchange difference	131	-
Ending balance	$23,801	$-

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2011. As of September 30, 2011, the net operating loss carry forwards for United States income taxes amounted to $1.6 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2011 was $0.5 million. The net change in the valuation allowance for the nine months ended September 30, 2011 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative undistributed retained earnings from profitable subsidiaries of approximately $0.5 million as of September 30, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of September 30, 2011 and December 31, 2010, the Company had $15.2 million and $37.3 million in value added tax credit which were available to offset the future VAT payable, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $307.3 million and $301.1 million, respectively, for the three months ended September 30, 2011, $128.1 million and $131.4 million, respectively, for the three months ended September 30, 2010.

VAT on sales and VAT on purchases amounted to $775.5 million and $729.0 million, respectively, for the nine months ended September 30, 2011, $386.7 million and $357.8 million, respectively, for the nine months ended September 30, 2010.

Tax payable

Taxes payable consists of the following:	September 30 , 2011	December 31, 2010
	(in thousands)	(in thousands)
VAT taxes payable	$6,402	$3,921
Income taxes payable	873	840
Misc. taxes	4,745	1,476
	$12,020	$6,237

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Loss per share

The computation of loss per share is as follows:

(in thousands except per share data)	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010

Loss attributable to holders of common shares	$(13,830)	$(3,784)	$(45,662)	$(11,400)
Basic weighted average number of common shares outstanding	55,166	53,941	54,547	52,577
Diluted weighted average number of common shares outstanding	55,166	53,941	54,547	52,577

Loss per share
Basic and diluted	$(0.25)	$(0.07)	$(0.84)	$(0.22)

The Company had warrants exercisable for 6,678,649 shares of the Company’s common stock at September 30, 2011 and 2010. For the three and nine months ended September 30, 2011 and 2010, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three and nine months ended September 30, 2011 and 2010.

Note 17 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 1- “Background” and 12 –“ Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

Balance at September 30, 2011
(in thousands)
Machinery and equipment	$579,192
Less: Accumulated depreciation	(11,463)
Carrying value of leased assets	$567,729

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a schedule by year of future minimum lease payments under the capital lease and profit sharing liability to the lessor, Shaanxi Steel, and the present value of the net minimum lease payments as of September 30, 2011.

(in thousands)	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit Sharing (Loss)	Total

Year ended September 30, 2012	$38,973	$-	$38,973
Year ended September 30, 2013	27,512	-	27,512
Year ended September 30, 2014	27,512	-	27,512
Year ended September 30, 2015	27,512	-	27,512
Year ended September 30, 2016	27,512	-	27,512
Thereafter	401,211	850,895	1,252,106
Total minimum lease payments	550,232	850,895	1,401,127
Less: amounts representing interest	(250,217)	(554,172)	(804,389)
Ending balance	$300,015	$296,723	$596,738

Longmen Joint Venture does not expect to make payments on the profit sharing liability until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

As of September 30, 2011 and December 31, 2010, the amount payable to Shaanxi Steel was approximately $11.2 million and $0, respectively, and was included in the current portion of capital lease obligation.

b. On April 30, 2011, Tongxing completed its transfer of 20.7% share of Shaanxi Xinglong Thermoelectric Co., Ltd to the Labor Union Trust of Shaanxi Long Steel Group. The transfer price of $11.3 million (RMB 72.9 million) was considered to be at fair value based on management assessment. As of April 30, 2011, our investment in Xinglong was approximately $9.8 million and this transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operation and other comprehensive income (loss).

c. On March 31, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.68 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they do not intend to extend the lease at the end of 2012 and plans to terminate the supplemental agreement early. There is no penalty for early termination.

For the three months ended September 30, 2011 and 2010, General Steel (China) realized rental income in each period of $0.8 million which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

For the nine months ended September 30, 2011 and 2010, General Steel (China) realized rental income in each period of $2.3 million which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

.

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)

Original cost of fixed assets leased	$33,773	$33,385
Less: Accumulated depreciation	(17,175)	(15,286)
Less: Impairment of long-lived assets	(5,494)	-
Fixed assets leased, net	$11,104	$18,099

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The future rental payments to be received associated with the Lease Agreement entered into on March 31, 2010 and the supplemental agreement entered into on July 28, 2011 and ending on December 31, 2012, are as follows:

As at September 30,	Amount
(in thousands)
2012	$3,107
2013	777
Thereafter	-
Total	$3,884

d. The following chart summarized sales to the related parties for the three and nine months ended September 30, 2011 and 2010.

Name of related parties	Relationship	Three months ended September 30, 2011 (in thousands)	Three months ended September 30, 2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$118,181	$79,244
Sichuan Yutai Trading Co., Ltd.	Significant influence by Long Steel Group**	57,350	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO* through indirect shareholding	26,742	14,036
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	24,348	13,381
Shaanxi Yuchang Trading Co., Ltd.	Significant influence by Long Steel Group	45,792	-
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	18,231	9,765
Junlong Steel Rolling Co., Ltd.	Joint Stock company of Long Steel Group	16,090	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	12,278	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	9,305
Shaanxi Steel	Majority shareholder of Long Steel Group	4,826	1,035
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by Long Steel Group	5	-
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	15
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding		23
Others	Entities either owned or have significant influence by our affiliates or management	2,576	2,075
Total Related Party Sales		$335,724	$119,574

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	Nine months ended September 30, 2011 (in thousands)	Nine months ended September 30, 2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$297,162	$262,912
Sichuan Yutai Trading Co., Ltd.	Significant influence by Long Steel Group	120,260	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO* through indirect shareholding	83,210	33,304
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	67,639	29,284
Shaanxi Yuchang Trading Co., Ltd.	Significant influence by Long Steel Group	85,907	-
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	43,340	29,133
Junlong Steel Rolling Co., Ltd.	Joint Stock company of Long Steel Group	36,171	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	28,428	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	19,967	-
Shaanxi Steel	Majority shareholder of Long Steel Group	5,926	1,968
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Company	470	-
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	5,471
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	8,337
Others	Entities either owned or have significant influence by our affiliates or management	3,361	3,066
Total Related Party Sales		$791,841	$373,475

*The CEO is referred to herein as the chief executive officer of General Steel Holdings Inc.

**The phrase referred herein Note 17 means Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through providing financing, inventory, and the ability to assign key management personnel to the entity.

e. The following charts summarized purchases from the related parties for the three and nine months ended September 30 2011 and 2010.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	Three months ended September 30, 2011 (in thousands)	Three months ended September 30,2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$418,537	$96,753
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Company	15,123	-
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,463
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	102,535	49,060
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	14,727	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	1,704	108
Others	Entities either owned or have significant influence by our affiliates or management	193	349
Total Related Party Purchases		$552,819	$147,733

Name of related parties	Relationship	Nine months ended September 30, 2011 (in thousands)	Nine months ended September 30,2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$838,495	$350,593
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Company	15,123	-
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,717	8,441
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	307,791	166,895
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	27,641	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	5,068	1,119
Others	Entities either owned or have significant influence by our affiliates or management	825	664
Total Related Party Purchases		$1,199,660	$527,712

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Accounts receivables - related parties:

Name of related parties	Relationship	September 30, 2011	December 31,2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$7,618	$3,023
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,054
Shaanxi Steel	Majority shareholder of Long Steel Group	1,860	83
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	752	-
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture	318	-
Others	Entities either owned or have significant influence by our affiliates or management	46	-
Total Accounts Receivables- Related Parties		$10,594	$4,160

b.	Other receivables - related parties:

 Other receivables-related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	September 30,2011	December 31,2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$14,436	$993
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Long Steel Group	3,506	-
Shaanxi Steel	Majority shareholder of Long Steel Group	69,209	-
Mao Ming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	54	1,078
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	455
Others	Entities either owned or have significant influence by our affiliates or management	543	317
Total Other Receivables –Related Parties		$87,748	$10,938

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	Advances on inventory purchases – related parties:

Name of related parties	Relationship	September 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Mao Ming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$3,055	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	40,116	-
Tianjin General Qiugang Pipe	Partially owned by CEO through indirect shareholding	36,377	6,187
Others	Entities either owned or have significant influence by our affiliates or management	345	-
Total Advances on Inventory Purchases –Related Parties		$79,893	$6,187

d.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2011	December 31,2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Non-controlling shareholder of Longmen Joint Venture	$30,141	$25,708
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	23,108	28,329
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	4,182	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	32,034	2,764
Xian Pinghe Metallurgical Raw Material Co., Ltd	Non-controlling shareholder of Long Steel Group	3,912	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	19,049	17,264
Henan Xinmi Kanghua Refractory Material Co.,Ltd	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	417	880
Hancheng Jingma Coking Co., Ltd	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,579
Beijing Daishang Trading Co., Ltd	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	1,200	1,101
Mao Ming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,954
Others	Either owned or have significant influence by our affiliates or management	266	115
Total Accounts Payable – Related Parties		$114,309	$79,694

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Short Term Loan - related parties:

Name of related parties	Relationship	September 30, 2011	December 31,2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$14,548
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	15,650	-
Total Short-term Loan – Related Parties		$15,650	$14,548

f.	Other Payables - related parties:

 Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 2011	December 31,2010
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$7,360	$10,168
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	5,299	-
Long Steel Comprehensive Service Co.,Ltd.	Owned by Long Steel Group	397	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,393	1,350
Tianjin General Qiugang Pipe	Partially owned by CEO through indirect shareholding	-	4,547
Wenchun Han	Director of General Steel (China)	-	2,124
Others	Entities either owned or have significant influence by our affiliates or management	456	25
Total Other Payables – Related Parties		$14,905	$18,214

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

g.	Customer Deposits – related parties:

Name of related parties	Relationship	September 30, 2011	December 31,2010
		(in thousands)	(in thousands)

Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$23,256	$-
Hancheng Haiyan Coking Co., Ltd	Investee of Long Steel Group	7,965	5,081
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	9,321	-
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	6,384	-
Tianjin General Qiugang Pipe	Partially owned by CEO through indirect shareholding	23	-
Junlong Steel Rolling Co., Ltd	Joint Stock company of Long Steel Group	2,775	-
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	171	48,161
Beijing Shenhua Xinyuan Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,299
Shaanxi Steel	Majority shareholder of Long Steel Group	2,377	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	2,113	-
Others	Entities either owned or have significant influence by our affiliates or management	-	381
Total Customer Deposits – Related Parties		$54,385	$54,922

The Company also provided guarantee on related parties’ bank loans amounting to $85.0 million and $3.0 million as of September 30, 2011 and as of December 31, 2010, respectively.

h.	Long term loan – related parties:

Name of related parties	Relationship	September 30,2011	December 31,2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$107,695	$91,020
Total Long-term Loan – Related Parties		$107,695	$91,020

i.	Long-term capital lease obligations – related parties (including long term payables within one year):

Name of related parties	Relationship	September 30, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel – within one year	Majority shareholder of Long Steel Group	$18,505	$-
Shaanxi Steel	Majority shareholder of Long Steel Group	578,233	-
Total Long-term Capital Lease – Related Parties		$596,738	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

j.	Deferred lease income

	September 30, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production cost	13,988	13,584
Add: Deferred depreciation cost during trial production	6,878	6,656
Less: Lease income realized	(1,489)	(943)
Exchange rate effect	1,481	563
Ending balance	78,449	57,591
Ending balance – current portion	(2,091)	(1,971)
Ending balance – noncurrent portion	$76,358	$55,620

For the three months ended September 30, 2011 and 2010, the Company recognized deferred lease income from Shaanxi Steel, a related party, amounting $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized deferred lease income amounting $1.5 million and $0.6 million, respectively.

Note 18 - Equity

2010 Equity Transactions

The Company granted senior management and directors 733,300 shares of common stock as compensation in 2010. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $2.2 million for the year ended December 31, 2010.

On June 7, 2010, the Company issued 928,163 shares of common stock to one of Maoming Hengda’s creditor to settle certain short-term loans.

On August 4, 2010, $3.3 million of the Notes were converted to 1,208,791 shares of common stock. According to the Notes agreement, the Company incurred make- whole amount of $0.7 million and accrued interest expense of $0.2 million settled in shares on conversion and 350,885 shares of common stock were issued.

On December 21, 2010, the Company’s Board of Directors has authorized to repurchase up to an aggregate of 1,000,000 shares of the Company’s common stock as part of a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws. As of December 31, 2010, the Company has repurchased 316,760 shares for a total cost of $0.9 million.

2011 Equity Transactions

On March 31, 2011, the Company granted senior management and directors 240,734 shares of common stock at $2.40 per share, as compensation. The shares were valued at the quoted market price on the date granted. The Company recorded compensation expense of $0.6 million.

On June 1, 2011, the Company announced an increase of additional one million (1,000,000) shares of our common stock which will be purchased under our share repurchase program launched in December 2010 (the “Share Repurchase Program”), bringing the total authorized shares of our common stock available for purchase to two million (2,000,000). During the nine months ended September 30, 2011, the Company has repurchased 774,218 shares with $1.9 million pursuant to the Share Repurchase Program. The Company had total 1,090,978 shares of treasury stock as of September 30, 2011.

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

Note 19 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company amounted to $1.5 million and $1.2 million for the three months ended September 30, 2011 and 2010, respectively, $4.7 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 20 – Statutory reserves

The laws and regulations of the People’s Republic of China require that before a foreign-invested enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provision for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve funds and the enterprise fund and these statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. The Company did not make any contributions to these reserves during the periods ended September 30, 2011 and 2010 as its operating entities generated net losses for these periods.

Note 21 – Commitment and contingencies

Commitments

Baotou Steel Pipe Joint Venture had a 5 years rental agreement with Bao Gang Jianan for buildings. The agreement began on June 2007 for $0.3 million (or RMB1.8 million) per year.

As of September 30, 2011, total future minimum lease payments for the unpaid portion under an operating lease were as follows:

Year ending	Amount
(in thousands)
September 30, 2012	211
Total	$211

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total rental expense amounted to $0.07 million and $0.07 million for the three months ended September 30, 2011 and 2010, respectively and total rental expense for the nine months ended September 30, 2011 and 2010, amounted to $0.2 million and $0.2 million, respectively.

Longmen Joint Venture had $3.7 million contractual obligations in construction projects as of September 30, 2011.

Contingencies

As of September 30, 2011, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including line of credit and others, amounting to $216.3 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)

Line of Credit	183,030	Various from September 2011 to August 2012
Maximum amount of mortgage loan	33,230	Various from September 2011 to July 2012

Total	$216,260

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)

Shaanxi Shenganda Trading Co., Ltd	$7,523	Various from April 2011 to October 2011, extended to various dates from December 2012 to March 2013
Shaanxi Daxigou Mining Co., Ltd.	29,735	January 2012
Shaanxi Junlong Steel Rolling Co., Ltd.	3,615	April 2012, extended to August 2015
Hancheng Haiyan Coking Co., Ltd.	7,822	July 2012, extended to various dates from March 2013 to June 2013
Tianjin Hengying Trading Co., Ltd.	20,221	Various from January 2012 to April 2012, extended to various dates from March 2013 to April 2014
Tianjin General Qiugang Pipe	2,364	February 2012, extended to February 2013
Tianjin Dazhan Industry Co., Ltd	13,764	February 2012, extended to various dates from November 2012 to February 2013
Yichang Zhongyi Industrial Co., Ltd	45,034	Various from February to August 2012, extended to various dates from March 2013 to April 2014
Chengdu Yusheng Steel Trading Co., Ltd.	14,123	April 2012, extended to various dates from July 2012 to December 2012
Shaanxi Shengzilong Industrial Co., Ltd.	5,645	Various from November 2011 to June 2012, partial guarantee amount extended to December 2012
Shaanxi Hongan Material Co., Ltd.	3,121	Various from December 2011 to September 2012, extended to various dates from October 2013 to October 2013
Shaanxi Anlin Material Co., Ltd.	9,021	Various from December 2011 to May 2012, extended to various dates from November 2012 to April 2013
Shaanxi Mengxing Trading Co., Ltd.	5,099	March 2012
Xi’an Zexin Material Co., Ltd.	4,622	January 2012
Chengdu Zhongyi Steel Co., Ltd.	6,260	April 2012, extended to various dates from August 2012 to May 2013
Shaanxi Huatai Huineng Group, Ltd.	23,355	March 2012, extended to March 2014
Hancheng Sanli furnace burden Co., Ltd.	14,936	April 2012, extended to March 2015
Total	$216,260

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2011, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents results of division operations for the three months ended and for the nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Sales:
Longmen Joint Venture	$986,938	$455,028	$2,752,918	$1,389,215
Maoming Hengda	3,938	1,960	6,399	7,839
Baotou Steel Pipe Joint Venture	3,436	3,267	6,865	9,587
General Steel (China) & Tianwu Joint Venture	91,727	15,994	189,370	35,048
Total sales	$1,086,039	$476,249	$2,955,552	$1,441,689
Interdivision revenue	(87,878)	(15,972)	(185,196)	(26,710)
Consolidated sales	$998,161	$460,277	$2,770,356	$1,414,979

Gross profit
Longmen Joint Venture	$29,400	$14,304	$56,215	$28,450
Maoming Hengda	31	(828)	(886)	(2,347)
Baotou Steel Pipe Joint Venture	439	78	491	535
General Steel (China) & Tianwu Joint Venture	4,163	172	4,783	192
Total profit	$34,033	$13,726	$60,603	$26,830
Interdivision gross profit	17	(137)	1,836	(131)
Consolidated profit	$34,050	$13,589	$62,439	$26,699

Income (loss) from operations:
Longmen Joint Venture	$7,180	$6,734	$3,144	$1,905
Maoming Hengda	(477)	(1,075)	(2,537)	(4,947)
Baotou Steel Pipe Joint Venture	200	(188)	(285)	(462)
General Steel (China) & Tianwu Joint Venture	3,766	(72)	(1,867)	(546)
Total income (loss) from operations	$10,669	$5,399	$(1,545)	$(4,050)
Interdivision income from operations	17	-	1,836	-
Reconciling item (1)	(945)	(1,370)	(3,695)	(4,624)
Consolidated income (loss) from operations	$9,741	$4,029	$(3,404)	$(8,674)

Net loss attributable to General Steel Holdings, Inc:
Longmen Joint Venture	$(14,766)	$(1,351)	$(44,654)	$(15,913)
Maoming Hengda	2,573	(1,076)	3,770	(4,975)
Baotou Steel Pipe Joint Venture	163	(128)	(77)	(304)
General Steel (China) & Tianwu Joint Venture	2,437	(424)	(5,876)	(1,038)
Total net loss attributable to General Steel Holdings, Inc.	$(9,593)	$(2,979)	$(46,837)	$(22,230)
Interdivision net income	(3,434)	-	(1,461)	-
Reconciling item (1)	(803)	(805)	2,636	10,830
Consolidated net loss attributable to General Steel Holdings, Inc.	$(13,830)	$(3,784)	$(45,662)	$(11,400)

Depreciation and amortization:
Longmen Joint Venture	$16,979	$10,086	$35,983	$25,937
Maoming Hengda	531	928	1,879	2,756
Baotou Steel	60	74	184	220
General Steel (China) & Tianwu Joint Venture	793	753	2,339	2,262
Consolidated depreciation and amortization	$18,363	$11,841	$40,385	$31,175

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Finance/interest expenses:
Longmen Joint Venture	$31,332	$10,957	$66,789	$37,506
Maoming Hengda	217	85	218	109
Baotou Steel	-	(7)	-	13
General Steel (China) & Tianwu Joint Venture	3,539	682	6,016	1,501
Less: interdivision expenses	(6)	-	(707)	-
Reconciling item (1)	(1)	(1,527)	1	(1,512)
Consolidated interest expenses	$35,081	$10,190	$72,317	$37,617

Capital expenditures:
Longmen Joint Venture	$19,889	$19,605	$50,661	$48,583
Maoming Hengda	3,505	8,045	3,790	8,281
Baotou Steel	3	12	32	36
General Steel (China) & Tianwu Joint Venture	-	4	8	6
Reconciling item (1)	-	-	3	-
Consolidated capital expenditures	$23,397	$27,666	$54,494	$56,906

Total Assets as of September 30, 2011 and December 31, 2010	September 30, 2011	December 31, 2010
Longmen Joint Venture	$2,724,198	$1,694,895
Maoming Hengda	51,708	47,839
Baotou Steel Pipe Joint Venture	9,512	31,852
General Steel (China) & Tianwu Joint Venture	273,186	194,966
Less: interdivision assets	(173,330)	(173,076)
Reconciling item (2)	579	2,904
Consolidated Assets	$2,885,853	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Holdings, Inc, General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months and nine months ended September 30, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2011 and December 31, 2010.

Note 23 – Supplemental disclosure of cash flow information

Interest paid for the nine months ended September 30, 2011 and 2010, amounted to $17.2 million and $13.2 million, respectively.

The company paid income tax amounted to $0.8 and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Interest on the Notes of $2.8 million and $1.6 million was capitalized into construction in progress for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011 and 2010, the Company recognized $13.6 million and $28.6 million, respectively, of deferred lease income in related to other receivables – related parties that have not been collected.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 12 – “Capital lease obligations”.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2011, the Company issued 974,571 shares of our common stock for repayment of debt of $4.9 million.

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Shaanxi Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Shaanxi Long Steel Group for $11.3 million on April 30, 2011. This transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss). As of September 30, 2011, the unpaid amount of $11.4 million was included in the other receivables – related party.

Note 24 – Subsequent events

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

On March 27, 2012, in order to maximize our shareholder value, the Company announced a new share repurchase program, which allows the Company to repurchase up to an aggregate of 2,000,000 shares of its common stock and brings the total of authorized shares of our common stock available for repurchase to 4,000,000 shares. From April 3, 2012 through the date of this report, the Company repurchased an additional 1,381,328 shares at an average price of $1.02 per share. As of the date of this report, the Company repurchased 2,472,306 shares in total at an average price of $1.70 per share.

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

Recent Developments and Third Quarter Highlights

The third quarter of 2011 was highlighted by record sales revenue, driven from both increased sales volume and average selling prices, and capacity expansion from Unified Management Agreement with Shaanxi Iron and Steel Group Co., Ltd. (“Shaanxi Steel “) and Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”), which was entered in April 2011:

•	Sales revenue in the third quarter of 2011 increased by 116.9% to $1.0 billion, from $0.5 billion in third quarter of 2010, due to the increased sales volume as well as average selling price of our products. For the third quarter of 2011, sales volume totaled 1.7 million metric tons, an increase of 76.2%, compared to 0.9 million metric tons in third quarter of 2010, with average selling price of $602.3 per ton, compared to $489.4 per ton in the third quarter of 2010.

•	Gross profit in the third quarter of 2011 totaled $34.1 million, or 3.4% of total revenue, up from $13.6 million, or 3.0% of total revenue in the third quarter of 2010.

•	Loss per share was $0.25 in the third quarter of 2011, compared with a loss of $0.07 per share in the third quarter of 2010. The increase in the loss in the third quarter was mainly due to the increased financial expenses related to capital lease and profit sharing obligations under the Unified Management Agreement. See our Overview section below under caption “Shaanxi Longmen Iron and Steel Co., Ltd” for more details.

•	We expanded our production capacity of crude steel, to 7 million metric tons annually, and can produce approximately the same volume of rebar through our collaboration with Shaanxi Steel and Shaanxi Coal under the terms of the Unified Management Agreement signed on April 29, 2011, which added a production capacity of 3 million metric tons of crude steel annually under our management.

•	On June 1, 2011, we announced an increase of additional 1,000,000 shares of our common stock which will be purchased under our share repurchase program launched in December 2010 (the “Share Repurchase Program”), bringing the total authorized shares of our common stock available for purchase to 2,000,000. As of September 30, 2011, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $2.56 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

•	In July 2011, we completed the installation and started testing the 1,000,000 metric ton capacity high speed wire production line, which was re-located from Maoming facility to Longmen Joint Venture in December 2010, in order to consume less energy when running at maximum efficiencies than our previous production line.

Our continued growth demonstrates the following strengths:

•	Our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has continued to be successful.

•	We are a direct beneficiary of the PRC economic stimulus infrastructure spending program, low-income housing project and “Go-West” Initiative.

•	Because of our geographic location we benefit from as being the largest supplier of rebar within a 250-kilometer in Shaanxi province, which is the gateway of Western China.

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a diverse portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled carbon, spiral-weld pipes and high-speed wire. Our current aggregate annual production capacity of steel products is 7 million metric tons of crude steel. Our individual industry segments have a variety of demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are also an overall demand driver for all our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in the PRC. Our mission is to grow our business organically and through the acquisition of Chinese steel companies to increase their profitability and efficiencies utilizing western management practices and advanced production technologies, and the infusion of capital resources.

Our two-pronged growth strategy includes organic growth and mergers and acquisitions (“M&A”). On the organic growth side, we aim to grow through operation optimization, capacity expansion and margin expansion by improving operational efficiency and cost structure. On the M&A side, we aim to expand through mergers, joint ventures and acquisitions targeting state-owned enterprise steel companies and selected entities with outstanding potential. We have executed this strategy to date by acquiring a controlling interest positions in four steel-related subsidiaries and one raw material trading subsidiary and we are actively attempting to acquire additional assets.

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

Our Company, together with our subsidiaries, majority owned subsidiaries and valuable interest entity, are referred to as the “Group.”

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

On March 31, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that they do not intend to continue with the lease at the end of 2012. There is no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and the impairment amount is estimated to be $5.5 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses.

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

Currently, Longmen Joint Venture has five branch offices, five subsidiaries and six entities in which it has a noncontrolling interest.  It employs approximately 9,400 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi province. Changlong Branch owns 154 vehicles and provides transportation services exclusively to Longmen Joint Venture.

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

On September 24, 2007, Longmen Joint Venture acquired a 74.92% ownership interest in Longmen Iron and Steel Group. Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”). At the same time, Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire a 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). Longmen Joint Venture paid $0.4 million (RMB3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. Hualong’s facility produces fire-retardant materials used in various steel making processes.

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

In January 2010, Longmen Joint Venture completed its acquisition of the remaining 25.08% interest in Longmen EPID pursuant to an equity transfer agreement with Shaanxi Fangxin Industrial Co., Ltd. (“Shaanxi Fangxin”), the other shareholder of Longmen EPID for RMB 8.7 million. Longmen EPID then became a branch of Longmen Joint Venture.

From June 2009 to March 2011, we worked with Shaanxi Steel to build new iron and steel making facilities including two 1,280 cubic meter blast furnaces, two 120 metric ton converters, one 400 square meter sintering machine and some auxiliary systems. As a result, Longmen Joint Venture incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel.

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction to Shaanxi Steel, began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $16.4 million (RMB108.1 million) related to the value of assets dismantled, various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $27.8 million (RMB183.1 million) for the reduced production efficiency caused by the construction.

Except for the reimbursement for site preparation costs are reported as other income and reduction of costs of goods sold in the fourth quarter of 2010, the amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining terms of the 40-year sub-lease. As of September 30, 2011 and December 31, 2010, the deferred lease income on the land used right was $78.4 million and $57.6 million, respectively. For the nine months ended September 30, 2011 and 2010, we recognized deferred lease income of $1.5 million and $0.6 million, respectively.

On April 29, 2011, a 20-year Unified Management Agreement was entered into between the Company, Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a stated owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus the $579.2 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new facilities.

Under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel Group are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In December 2012, Shaanxi Coal has provided bank loan guarantees to Longmen Joint Venture for amount of RMB 500 million ($78.3 million). In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture for next twelve months.

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel in addition to 40% of the pre-tax profits generated by the Asset Pool. The remaining 60% of the pre-tax profits are allocated to Longmen Joint Venture. As a result, our economic interest in the profit generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Unified Management Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture. See Notes 2 – “Summary of significant accounting policies”, Note 12 - “Capital lease obligations” and Note 13 -“Profit sharing liability” of the Notes to Condensed Consolidated Financial Statements included herein.

In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line.

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

In December 2010, we brought online a new 400,000 ton capacity rebar production line. The new rebar line was constructed as a result of a strategic alliance agreement between Maoming Hengda and Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”), executed on February 3, 2010.  According to this agreement, Yueyufeng paid in advance of $4.4 million in three installments to support the construction of the rebar production line for Maoming Hengda, and charged Maoming Hengda interest at rate of 10% annually. The interest expense incurred was recorded in finance expense.

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

Demand for our Products

Overall, domestic economic growth is an important driver of our products, especially from construction and infrastructure projects, rural income growth and energy demand.

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

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately RMB 1 trillion (approximately $156.5 billion) for the year ended December 31, 2011, an increase of 18% over the same period in 2010.

The Western region of China has experienced a higher rate of growth than other Chinese regions in recent years where our major sale market is located. Compared to an increase of 9.6% for the national GDP, the GDP increase of 13.7% was reported by Shaanxi Province in the first half of 2011. Additionally, Sichuan Province also reported a GDP increase of 14.1% where we have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an and Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with the investment of RMB260 billion (approximately $40.7 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and constructions projects provide strong and stable demand for our steel product in this area, in which we have over 70% of market share.

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

In September 2010, we formed Tianwu Joint Venture with TME Group, one of the largest and most diversified commodity trading groups in China. Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis. For the three months ended September 30, 2011, we sourced approximately 6.3% of our iron ore consumption from Tianwu Joint Venture directly.

Under the terms of the Unified Management Agreement, our partner, Shaanxi Coal has committed to providing coke and coal to us at a cost not higher than the market price.

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: Mulonggou mine (owned by Longmen Joint Venture), Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), surrounding local mines and mines located abroad. According to the terms of Longmen Joint Venture’s Agreement with the Long Steel Group, we have a first right of refusal for sales from the Daxigou mine and for its development. We presently purchase all of the products from this mine.

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

The sources and/or major suppliers of our raw materials are as follows (1):

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	21.9%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.0%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	5.6%	Third Party
Shanxi Hancheng Longhui Trading Co., Ltd.	Coke	3.4%	Third Party
China Railway Materials Xi’an Co., Ltd.	Coke	2.9%	Third Party
	Total	44.8%

Baotou Steel Pipe Joint Venture

Name of Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Gangshang Trading Co., Ltd.	Steel coil	42.8%	Third Party
Neimenggu Qianfang Steel Resources Co., Ltd.	Steel coil	17.1%	Third Party
Baotou Dingxin Steel Trading Co., Ltd.	Steel coil	14.2%	Third Party
Baotou Weifengda Trading Co., Ltd.	Steel coil	6.2%	Third Party
Baogang Group	Steel coil	5.1%	Third Party
	Total	85.4%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	34.7%	Third Party
Maoming Zhengmao Develop Co., Ltd.	Heavy oil	17.4%	Third Party
Maoming Dazhongmao Petric&Chemical Co., Ltd.	Heavy oil	6.3%	Third Party
Hefei Jinggong Accessories Co., Ltd.	Mechanical accessories	1.8%	Third Party
Beijing Beizhou Bearing Co., Ltd.	Bearing	1.7%	Third Party
		61.9%

Steel industry environment

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

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications. The new standards specify requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  While the operational conditions become more stringent, more small and medium sized companies will likely to aggressively look for valued partners which could lead to opportunities for high quality acquisitions for us.  We believe the above government policy will strengthen our position as an industry consolidator by creating quantitative qualified potential acquisition targets.

Results of Operations for the Three Months Ended September 30, 2011

Sales

Three months ended September 30, 2011 compared with three months ended September 30, 2010

The following table sets forth sales revenue and volume in metric tons for our Longmen Joint Venture.

SALES REVENUE	Three months ended
	September 30, 2011			September 30, 2010			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %

Longmen Joint Venture	1,484,508	$986,854	98.9%	867,854	$455,050	98.9%	71.1%	116.9%
Other	172,654	11,307	1.1%	72,707	5,227	1.1%	137.5%	116.3%
Total Revenue of General Steel	1,657,162	$998,161	100%	940,561	$460,277	100%	76.2%	116.9%

Total sales revenue for the three months ended September 30, 2011 increased 116.9% to $1.0 billion from $0.5 billion for the same period in 2010. The increase in sales revenue compared to the same period in 2010 is predominantly due to the combined effects of increased production volume and average selling price. Sales volume increased 76.2% to 1.7 million metric tons, compared to 0.9 million metric tons in the same period in 2010.  The average selling price of rebar increased 23.1% to approximately $602.3 per ton in the third quarter of 2011 from approximately $489.4 per ton in the same period of 2010.

Longmen Joint Venture comprised approximately 98.9% of total sales for the third quarter 2011 and 2010. Production volume of rebar at Longmen Joint Venture reached 1.5 million metric tons for the third quarter 2011, which increased 71.1% compared with 0.9 million metric tons in the same period in 2010. The increase of Longmen Joint Venture’s production was mainly due to the additional capacity contributed from the new blast furnaces brought online in January 2011 through our cooperation with Shaanxi Steel and Shaanxi Coal under the Unified Management Agreement. Our current total monthly production volume is approximately 555,000 tons of crude steel.

Our five major customers are all distributors and collectively represented approximately 20.4% of our total sales for the three months ended September 30, 2011 as compared to 29.2% of our total sales for the three months ended September 30, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintain a good relationship with them to stabilize our sales channel. In addition, we have expanded our sales channel and increased our sales volume in rural area in Xian city, Sichuan province and Gansu province to other region other than the central area of Shaanxi province, the percentage of total sales from our top five major customers has decreased from 29.2% to 20.4% for the three months ended September 30, 2011 as compared to the same period in 2010.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

The following table sets forth sales revenue and volume in metric tons for our Longmen Joint Venture.

SALES REVENUE	Nine months ended
	September 30, 2011			September 30, 2010			Change	Change
in thousands, except metric tons	Volume	Revenue	%	Volume	Revenue	%	Volume %	Revenue %

Longmen Joint Venture	4,345,793	$2,744,023	99.0%	2,705,964	$1,389,238	98.2%	60.6%	97.5%
Other	283,303	26,333	1.0%	280,722	25,741	1.8%	0.9%	2.3%
Total Revenue of General Steel	4,629,096	$2,770,356	100%	2,986,686	$1,414,979	100%	55.0%	95.8%

Total sales revenue for the nine months ended September 30, 2011 increased 95.8% to $2.8 billion from $1.4 billion for the same period in 2010. The increase sales revenue compared to the same period in 2010 is predominantly due to the combined effects of increased sales volume and average selling price. Sales volume increased 55.0% compared to the same period in 2010.  The average selling price of rebar increased 26.3% to approximately $598.5 per ton in the nine months ended September 30, 2011 from approximately $473.8 per ton in the same period of 2010.

Longmen Joint Venture comprised approximately 99.0% of total sales for the nine months ended September 30, 2011, compared with 98.2% in the same period in 2010. Production volume of rebar in Longmen Joint Venture reached 4.3 million metric tons for the nine months ended September 30, 2011, which increased 60.6% compared with 2.7 million metric tons in the same period in 2010. The increase of Longmen Joint Venture’s production was mainly due to the abovementioned additional capacity contributed from the new blast furnaces brought online in January 2011.

Our five major customers are all distributors and collectively represented approximately 30.7% of our total sales for the nine months ended September 30, 2011 in comparison to 28.5% of our total sales for the nine months ended September, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintained a good relationship with them to stabilize our sales channel.

Cost of Goods Sold

Three months ended September 30, 2011 compared with three months ended September 30, 2010

COSTS of GOODS SOLD	Three months ended
	September 30, 2011			September 30, 2010			Change	Change
in thousands, except metric tons	Volume	Cost	%	Volume	Cost	%	Volume %	Cost %

Longmen Joint Venture	1,484,508	$951,132	98.7%	867,853	$440,700	98.7%	71.1%	115.8%
Other	187,818	12,979	1.3%	72,708	5,988	1.3%	158.3%	116.8%
Total Costs of Goods Sold of General Steel	1,672,326	$964,111	100%	940,561	$446,688	100%	77.8%	115.8%

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

COSTS of GOODS SOLD	Nine months ended
	September 30, 2011			September 30, 2010			Change	Change
in thousands, except metric tons	Volume	Cost	%	Volume	Cost	%	Volume %	Cost %

Longmen Joint Venture	4,345,793	$2,682,411	99.1%	2,705,964	$1,360,743	98.0%	60.6%	97.1%
Other	283,303	25,506	0.9%	280,722	27,537	2.0%	0.9%	(7.4)%
Total Costs of Goods Sold of General Steel	4,629,096	$2,707,917	100%	2,986,686	$1,388,280	100%	55.0%	95.1%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. As a result, the cost of goods sold increased by 115.8% to $1.0 billion, in the third quarter of 2011 from $0.5 billion in the same period of 2010, and increased by 95.1% to $2.7 billion in the nine months ended September 30, 2011 from $1.4 billion in the same period of 2010. The increase is mainly driven by the increasing sales volume and unit costs of raw materials as a result of the rise in iron ore and coke purchase prices for approximately 18.9% and approximately 17.7%, respectively for the three months ended September 30, 2011 as compared to the same period in 2010, and the rise in iron ore and coke purchase prices for approximately 14.6% and approximately 15.4%, respectively for the nine months ended September 30, 2011 as compared to the same period in 2010.

Gross Profit

Three months ended September 30, 2011 compared with three months ended September 30, 2010

GROSS PROFIT	Three months ended
	September 30, 2011			September 30, 2010			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit %

Longmen Joint Venture	1,484,508	$35,721	3.6%	867,854	$14,350	3.2%	148.9%
Other	172,654	(1,671)	(14.8)%	72,707	(761)	(14.7)%	119.6%
Total Gross Profit of General Steel	1,657,162	$34,050	3.4%	940,561	$13,589	3.0%	150.6%

Gross profit for the third quarter 2011 increased by 150.6% to $34.1 million, or 3.4% of total sales, compared to $13.6 million, or 3.0% of total sales in the same period in 2010. The increases in gross margin was predominantly attributable to the expanded capacity and production at Longmen Joint Venture resulting in declining unit energy consumption and unit overhead expenses and the additional overhead costs incurred during the construction period of the new iron and steel making facilities in the third quarter of 2010 that we did not incurred such costs in the same period in 2011.  In addition, the increase in gross margin also attributable to the percentage increase of average rebar selling price of 23.1% is higher than the percentage increase of iron ore and coke purchase prices of 18.9% and 17.7% for three months ended September 30, 2011 as compared to the same period of 2010.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

GROSS PROFIT	Nine months ended
	September 30, 2011			September 30, 2010			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit %

Longmen Joint Venture	4,345,793	$61,612	2.2%	2,705,964	$28,495	2.1%	116.2%
Other	283,303	827	3.1%	280,722	(1,796)	(7.0)%	(146.0)%
Total Gross Profit of General Steel	4,629,096	$62,439	2.3%	2,986,686	$26,699	1.9%	133.9%

Gross profit for the nine months ended September 30, 2011 increased by 133.9% to $62.4 million from $26.7 million for the same period in 2010. The increase is primarily attributable to the doubled capacity from the two new blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Unified Management Agreement. Gross profit percentage for the nine months ended September 30, 2011 increased by 0.4% from 1.9% to 2.3%. The increase in gross margin was predominantly attributable to the expanded capacity and production at Longmen Joint Venture resulting from declining unit energy consumption and unit overhead expenses and the additional overhead costs incurred during the construction period of the new iron and steel making facilities in the first nine months of 2010 that we did not incurred such costs starting in April 2011 when the new iron and steel making facilities were launched. In addition, the increase in gross margin also attributable to the percentage increase of average rebar selling price of 26.3% is higher than the percentage increase of iron ore and coke purchase prices of 14.6% and 15.4% for nine months ended September 30, 2011 as compared to the same period of 2010.

The gross margin was higher in the third quarter of 2011 as compared to the second quarter of 2011 was predominantly attributable to the expanded capacity and production at Longmen Joint Venture resulting in declining unit energy consumption and unit overhead expenses as time go by where the new iron and steel making facilities were just recently launched in the second quarter of 2011.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %

Selling, General and Administrative Expenses	$24,309	$9,560	154.3%
SG&A Expenses As of Percentage of Total Revenue	2.4%	2.1%

SG&A expenses, such as executive compensation, office expenses, legal and accounting charges, travel charges and transportation fees increased 154.3% to $24.3 million for the three months ended September 30, 2011, compared to $9.6 million for the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in production volume, shipment volume and long distance sales deliveries to markets in rural areas in Xian city, Sichuan province and Gansu province as sales expanded to other regions other than the central area of Shaanxi province.

SG&A expenses as a percentage of revenue increased to 2.4% for the third quarter of 2011. The increase in SG&A expenses as a percentage of revenue was due to long distance sales deliveries to markets in the rural areas in Xian city, Sichuan and Gansu for this quarter.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %

Selling, General and Administrative Expenses	$65,843	$35,373	86.1%
SG&A Expenses As of Percentage of Total Revenue	2.4%	2.5%

SG&A expenses, such as impairment of long-lived assets, executive compensation, office expenses, legal and accounting charges, travel charges and transportation fees increased 86.1% to $65.8 million for the nine months ended September 30, 2011, compared to $35.4 million for the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in production volumes, shipment volume and long distance sales deliveries to markets in the rural area in Xian city, Henan, Hubei, Sichuan and Gansu as sales expanded to other regions other than the central area of Shaanxi province. In addition, we had an impairment charge in the amount of $5.5 million in General Steel (China) in the second quarter of 2011. Refer to “Note 6 - plant and equipment, net” in the Notes to Consolidated Financial Statements for details.

SG&A expenses as a percentage of revenue decreased to 2.4% for the nine months ended September 30, 2011 from 2.5% for the same period in 2010. The decrease in percentage of revenue was due to the increase of sales revenue as a result of expanded production capacity.

Income (Loss) from Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %

Income from Operations	$9,741	$4,029	141.8%

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %

Loss from Operations	$(3,404)	$(8,674)	(60.8)%

Income from operations for the three months ended September 30, 2011 increased to $9.7 million from $4.0 million for the same period in 2010. The increase in income from operations was predominantly due to the increase in gross profit caused by the expanded capacity from the two new completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Unified Management Agreement and the additional overhead costs incurred in 2010 which was not incurred after April of 2011.

Loss from operations for the nine months ended September 30, 2011 decreased to $3.4 million from a loss of $8.7 million for the same period in 2010. The decrease in loss from operations was due to the combined effect of the $5.5 million impairment loss offset by the increase in gross profit caused by the expanded capacity from the two new completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Unified Management Agreement and the additional overhead costs incurred in 2010 which was not incurred after April of 2011.

Other Income (Expense)

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %

Interest income	$1,201	$1,739	(30.9)%
Finance/interest expense	(24,497)	(10,190)	140.4%
Financing cost on capital lease	(10,584)	-	-
Change in fair value of derivative liabilities	135	(1,089)	(112.4)%
Gain (loss) on disposal of equipment	689	(2,781)	(124.8)%
Government grant	-	1,381	(100.0)%
Income from equity investment	790	838	(5.7)%
Foreign currency transaction gain	1,271	-	-
Lease income	525	277	89.5%
Other non-operating income (expense), net	(1,047)	1,141	(191.8)%
Total other expenses, net	$(31,517)	$(8,684)	262.9%

Total other expenses, net, for the three months ended September 30, 2011 were $31.5 million, a 262.9% increase compared to $8.7 million for the same period in 2010. The increase in total other expenses, net, was mainly a result of an increase of $24.9 million in financial expense, of which, $10.6 million interest expense on capital lease and $14.3 million interest expense increase was primarily due to increased borrowings during the quarter.

The foreign currency transaction gain was due to the loans we received in the second quarter of 2011 denominated in US Dollars. Prior to the second quarter of 2011, there were no other transactions denominated in US Dollars and therefore we did not incur any foreign currency gains or losses.

The change in fair value of derivative liabilities for the three months ended September 30, 2011 was a gain of $0.1 million compared to a loss of $1.1 million for the same period in 2010.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %

Interest income	$3,080	$3,476	(11.4)%
Finance/Interest expense	(55,035)	(37,617)	46.3%
Financing cost on capital lease	(17,282)	-	-
Change in fair value of derivative liabilities	5,526	13,579	(59.3)%
Gain on debt settlement	3,430	-	-
Gain (loss) on disposal of equipment	679	(3,124)	(121.7)%
Government grant	-	1,381	(100.0)%
Income from equity investment	4,301	4,067	5.8%
Foreign currency transaction gain	2,920	-	-
Lease income	1,489	598	149.0%
Other non-operating income (expense), net	(1,197)	2,154	(155.6)%
Total other expenses, net	$(52,089)	$(15,486)	236.4%

Total other expenses, net, for the nine months ended September 30, 2011 were $52.1 million, a 236.4% increase compared to $15.5 million for the same period in 2010. The difference between the expenses for the nine months ended September 30, 2011 and the same period in 2010 was mainly caused by a combined effect of an increase of $34.7 million in financial expenses, of which, $17.3 million interest expense on capital lease, and $17.4 million interest expense increase was primarily due to increased borrowings, as well as an $8.1 million reductions in income from the change in fair value of derivative liabilities.

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

The change in fair value of derivative liabilities for the nine months ended September 30, 2011 was a gain of $5.5 million compared to a gain of $13.6 million for the same period in 2010. This gain was mainly due to a change in the price of our common stock as of September 30, 2011 compared to fiscal year-ended December 31, 2010.

Income Taxes

For the three months ended September 30, 2011 and 2010, we had a total tax provision of $0.6 million and a tax benefit of $0.3 million, respectively.

For the nine months ended September 30, 2011 and 2010, we had a total tax provision of $16.0 million and a tax benefit of $5.1 million, respectively.

During the second quarter of 2011, we determined that the majority of our deferred tax assets will not be realizable and provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture. As such, our effective tax rate for the nine months ended September 30, 2011 is -28.8%, which is significantly lower than three months ended September 30, 2011 effective tax rate of -2.5%. See detail discussion in the section of “Deferred taxes assets – China”.

For the three months ended September 30, 2011 and 2010, we had effective tax rates of -2.5% and 7.4%, respectively. The negative effective tax rate for the three months ended September 30, 2011 is mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and we incurred income tax expenses in our profitable subsidiaries. The positive effective tax rate for the three months ended September 30, 2010 is mainly due to a consolidated loss before income tax while we recognized the deferred tax assets that were incurred from the net operating losses to be carrying forwards.

For the nine months ended September 30, 2011 and 2010, we had effective tax rates of -28.8% and 21.0%, respectively. The reason of the decrease in effective tax rates is consistent with the decrease for the three month period in the foregoing paragraph.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $154.0 million will begin to expire in 2014. Originally, management believes the deferred tax asset is fully realizable. After the filing of the Form 10-K/A for the year ended December 31, 2010, management reevaluated our future operating forecast based on the current steel market condition. In 2011, the Chinese government announced several policies to curb the real estate price hike across the country which led to a slowdown in demand for construction steel products and a decrease in their average selling price starting in the fourth quarter of 2011. Additionally due to the continued global economic slowdown and the overcapacity issue in China's steel market, management expected there would be sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took considerations of this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax asset mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets at Longmen Joint Venture, which represent approximately 99% of the total deferred tax assets of the Company as of September 30, 2011. The valuation allowance as of September 30, 2011 was $23.8 million. Management will review this valuation allowance periodically and make adjustments as warranted.

Deferred taxes assets – U.S.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2011. The net operating loss carry forwards for United States income taxes amounted to $1.6 million which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized at the end of 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our limited operating history and continuing losses for United States income tax purposes. Accordingly, we have provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2011 was $0.5 million. Management will review this valuation allowance periodically and make adjustments as warranted.

We had cumulative undistributed retained earnings from profitable subsidiaries of approximately $0.5 million as of September 30, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Net Loss

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %

Net Loss	$(22,330)	(4,311)	418.0%

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %

Net Loss	$(71,494)	(19,076)	274.8%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %
Net Loss	$(22,330)	$(4,311)	418.0%
Less: Net Loss Attributable to the Noncontrolling Interest	(8,500)	(527)	1,512.9%
Net Loss Attributable to General Steel Holdings, Inc.	$(13,830)	$(3,784)	265.5%

Net loss attributable to us for the three months ended September 30, 2011 increased to $13.8 million compared to $3.8 million for the same period in 2010. The increase in net loss attributable to us for three months ended September 30, 2011 was mainly a result of the combined effect of an increase of $5.5 million in impairment charge on equipment, an increase of $10.6 million in interest expense on the capital lease and increase in $14.3 million interest expense on bank borrowings offset by income from operations of $9.7 million.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %

Net Loss	$(71,494)	$(19,076)	274.8%
Less: Net Loss Attributable to the Noncontrolling Interest	(25,832)	(7,676)	236.5%
Net Loss Attributable to General Steel Holdings, Inc.	$(45,662)	$(11,400)	300.5%

Net loss attributable to us for the nine months ended September 30, 2011 increased to $45.7 million compared to of $11.4 million for the same period in 2010. The increase in net loss attributable to us for nine months ended September 30, 2011 was mainly a result of the combined effect of an increase of $5.5 million in impairment charge on equipment, an increase of $17.3 million in interest expense on the capital lease, and an increase of $17.4 million interest on increased borrowings.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Loss per Share

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Loss per Share	Three months ended
(in thousands, except per share data)	September 30, 2011	September 30, 2010	Change %

Net Loss Attributable to General Steel Holdings, Inc.	$(13,830)	$(3,784)	265.5%

Weighted Average Number of Shares
Basic	55,166	53,941	2.3%
Diluted	55,166	53,941	2.3%

Loss Per Share
Basic	$(0.25)	$(0.07)	257.1%
Diluted	$(0.25)	$(0.07)	257.1%

Basic and diluted loss per share for the three months ended September 30, 2011 increased to $0.25 compared to $0.07 for the same period in 2010.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Loss per Share	Nine months ended
(in thousands, except per share data)	September 30, 2011	September 30, 2010	Change %

Net Loss Attributable to General Steel Holdings, Inc.	$(45,662)	$(11,400)	300.5%

Weighted Average Number of Shares
Basic	54,547	52,577	3.7%
Diluted	54,547	52,577	3.7%

Loss Per Share
Basic	$(0.84)	$(0.22)	281.8%
Diluted	$(0.84)	$(0.22)	281.8%

Basic and diluted loss per share for the nine months ended September 30, 2011 increased to $0.84 compared to $0.22 for the same period in 2010.

There is no dilutive effect for our earnings per share arising from the total 6,678,649 outstanding warrants for the three and nine months ended September 30, 2011 and 2010, as the exercise price of warrants was higher than the stock prices during these periods. Other than the aforementioned potentially dilutive securities, there are no other potentially dilutive securities outstanding for the three and nine months ended September 30, 2011 and 2010.

Liquidity and capital resources

As of September 30, 2011, our current liabilities exceeded the current assets by approximately $447.2 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our consolidated financial statements for the nine months ended September 30, 2011 have been prepared on a going concern basis.

As of September 30, 2011, we had cash and restricted cash totaling $282.4 million, of which $190.7 million was restricted.

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

Substantially all our operations are conducted in China and all of our revenues are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to People’s Republic of China (“PRC”) exchange control regulations that restrict its ability to convert RMB into U.S. Dollars.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC law, RMB is currently convertible into U.S. Dollars under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE), but is not from a company’s “capital account,” which includes foreign direct investments and loans, without the prior approval of the SAFE.

As of September 30, 2011, restricted items including the accumulated retained earnings from profitable subsidiaries of $0.5 million and statutory reserves of $6.5 million are included in our accumulated deficits.

As of September 30, 2011, the amount of our restricted net assets was $27.8 million.

We have previously raised money in the U.S. capital markets which provides the capital needed for our operation and for General Steel Investment Co, Ltd. (“General Steel Investment”). Thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on the liquidity, financial condition and results of operation of our company and General Steel Investment.

Short-term Notes Payable

As of September 30, 2011, we had $554.9 million in short-term notes payable liabilities, which are secured by restricted cash of $167.0 million and restricted notes receivable of $248.9 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of September 30, 2011, we had $402.4 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

As of September 30, 2011 and December 31, 2010, we did not satisfy certain financial covenant on outstanding short term loans and due to the dissatisfaction of covenant, a loan with cross default clause was automatically considered as breached, these loans affected amounted to $12.5 million and $12.1 million respectively. According to the loan agreements, the bank will have the rights to request for more collateral or guarantee if the covenant is not satisfied or request for early repayment of the loan if the Company could not remediate the dissatisfaction within a period of time. As of today, we have not received any notice from the banks to request for more collateral or guarantee or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debt, see Note 8 in our Notes to the unaudited condensed consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 17 in our Notes to the unaudited condensed consolidated financial statements included in this report.

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between 0.6% to 3.2% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 0.6% to 3.2% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended September 30, 2011 and 2010 amounted to $297.4 million and $178.3 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2011 and 2010 amounted to $2.1 million and $1.5 million, respectively.

Total financing sales for the nine months ended September 30, 2011 and 2010 amounted to $705.2 million and $576.5 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the nine months ended September 30, 2011 and 2010 amounted to $6.1 million and $5.5, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of September 30, 2011 and December 31, 2010 were 56.1 and 13.8, respectively. As of September 30, 2011, our current liabilities exceed current assets (excluding non-cash item) by $426.6 million. And as of December 31, 2012, our current liabilities exceed current assets (excluding non-cash item) by $784.8 million.

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

As a result, the unaudited condensed consolidated financial statements for the nine month period ended September 30, 2011 have been prepared on a going concern basis.

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

The following represents results of division operations for the three months ended and for the nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Sales:
Longmen Joint Venture	$986,938	$455,028	$2,752,918	$1,389,215
Maoming Hengda	3,938	1,960	6,399	7,839
Baotou Steel Pipe Joint Venture	3,436	3,267	6,865	9,587
General Steel (China) & Tianwu Joint Venture	91,727	15,994	189,370	35,048
Total sales	1,086,039	476,249	2,955,552	1,441,689
Less: interdivision revenue	(87,878)	(15,972)	(185,196)	(26,710)
Consolidated sales	$998,161	$460,277	$2,770,356	$1,414,979

Gross profit
Longmen Joint Venture	$29,400	$14,304	$56,215	$28,450
Maoming Hengda	31	(828)	(886)	(2,347)
Baotou Steel Pipe Joint Venture	439	78	491	535
General Steel (China) & Tianwu Joint Venture	4,163	172	4,783	192
Total profit	34,033	13,726	60,603	26,830
Less: interdivision gross profit	17	(137)	1,836	(131)
Consolidated profit	$34,050	$13,589	$62,439	$26,699

Income (loss) from operations:
Longmen Joint Venture	$7,180	$6,734	$3,144	$1,905
Maoming Hengda	(477)	(1,075)	(2,537)	(4,947)
Baotou Steel Pipe Joint Venture	200	(188)	(285)	(462)
General Steel (China) & Tianwu Joint Venture	3,766	(72)	(1,867)	(546)
Total income (loss) from operations	10,669	5,399	(1,545)	(4,050)
Less: interdivision income from operations	17	-	1,836	-
Reconciling item (1)	(945)	(1,370)	(3,695)	(4,624)
Consolidated income (loss) from operations	$9,741	$4,029	$(3,404)	$(8,674)

Net loss attributable to General Steel Holdings, Inc.:
Longmen Joint Venture	$(14,766)	$(1,351)	$(44,654)	$(15,913)
Maoming Hengda	2,573	(1,076)	3,770	(4,975)
Baotou Steel Pipe Joint Venture	163	(128)	(77)	(304)
General Steel (China) & Tianwu Joint Venture	2,437	(424)	(5,876)	(1,038)
Total net loss attributable to controlling interest	(9,593)	(2,979)	(46,837)	(22,230)
Less: interdivision net income	(3,434)	-	(1,461)	-
Reconciling item (1)	(803)	(805)	2,636	10,830
Consolidated net loss attributable to General Steel Holdings, Inc.	$(13,830)	$(3,784)	$(45,662)	$(11,400)

Depreciation and amortization:
Longmen Joint Venture	$16,979	$10,086	$35,983	$25,937
Maoming Hengda	531	928	1,879	2,756
Baotou Steel	60	74	184	220
General Steel (China) & Tianwu Joint Venture	793	753	2,339	2,262
Consolidated depreciation and amortization	$18,363	$11,841	$40,385	$31,175

Finance / Interest expenses:
Longmen Joint Venture	$31,332	$10,957	$66,789	$37,506
Maoming Hengda	217	85	218	109
Baotou Steel	-	(7)	-	13
General Steel (China) & Tianwu Joint Venture	3,539	682	6,016	1,501
Less: interdivision expenses	(6)	-	(707)
Reconciling item (1)	(1)	(1,527)	1	(1,512)
Consolidated interest expenses	$35,081	$10,190	$72,317	$37,617

Capital expenditures:
Longmen Joint Venture	$19,889	$19,605	$50,661	$48,583
Maoming Hengda	3,505	8,045	3,790	8,281
Baotou Steel	3	12	32	36
General Steel (China) & Tianwu Joint Venture	-	4	8	6
Reconciling item (1)	-	-	3	-
Consolidated capital expenditures	$23,397	$27,666	$54,494	$56,906

Total Assets as of September 30, 2011 and December 31, 2010	September 30, 2011	December 31, 2010
Longmen Joint Venture	$2,724,198	$1,694,895
Maoming Hengda	51,708	47,839
Baotou Steel Pipe Joint Venture	9,512	31,852
General Steel (China) & Tianwu Joint Venture	273,186	194,966
Less: interdivision	(173,330)	(173,076)
Reconciling item (2)	579	2,904
Consolidated Assets	$2,885,853	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of our Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and the nine months ended September 30, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc , General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2011 and December 31, 2010.

Cash-flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was an outflow of $177.5 million compared to an outflow of $115.7 million in the same period of 2010. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income of $68.7 million, compared to $18.0 million in the same period in 2010. The non-cash items include the following:

-	depreciation and amortization;
-	impairment of plant and equipment;
-	bad debt allowance;
-	stock issued for service and compensation;
-	make whole share interest expenses on notes conversion;
-	change in fair value of derivative liabilities;
-	gain on stock issued as loan repayment;
-	gain/loss on disposal of equipment;
-	amortization of deferred note issuance cost and discount on convertible notes;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	deferred tax assets;
-	deferred lease income; and
-	foreign currency transaction gain.

•	The primary reasons for the material fluctuations in cash inflow are as follows:

-	Inventories: The decrease of inventories in the first nine months of 2011 is mainly due to the de-stocking of raw material inventories as the raw material inventory reached its peak on December 31, 2010 because we were stocking for expanded capacity from our new blast furnaces while we are no longer stocking raw materials as of September 30, 2011, despite the increase in finished goods as a result of the increased daily production volume after the two new furnaces were put to use in May 2011. In addition, as the cost of raw materials continues to rise during the first nine months of 2011, we did not intend to stock up our raw materials by keeping them at a minimal level to meet our production needs.
-	Account payable: The increase in accounts payable is mainly due to the increased raw material purchase as a result of the launch of full-scale production at Longmen Joint Venture in May 2011.
-	Customer deposits: The increase is mainly due to increased sales during the nine months ended September 30, 2011 and we received more advanced payments made by our customers.

•	The primary reasons for material fluctuations in cash outflow are as follows:

-	Notes Receivable-Restricted: In the first nine months of 2011, we collected more note receivables as a result from our sales transaction and more of our notes receivable were pledged when settling with our supplies with notes payable, which resulted in the increase in our total restricted notes receivable in the first nine months of 2011.
-	Accounts receivable, including related parties: The increased in the first nine months of 2011 is mainly due to sales increases during the same period.
-	Other receivables, including related parties: The increase of other receivable is due to the payment made to the Bureau of Land and Resource in Zhashui County for the land use rights deposit made on behalf of another party. The increase of other receivable – related parties in the first nine months of 2011 is mainly due to the increase of reimbursement for the costs and economic losses incurred during the construction of the new iron and steel making facilities to be reimbursed by Shaanxi Steel.

-	Advances on inventory purchases, including related parties: The increase is mainly due to the fact that more advance payments were made to the suppliers for raw material purchases to meet the higher production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.

Investing activities

Net cash used in investing activities was $42.7 million for the nine months ended September 30, 2011 compared to net cash used in investing activities of $56.7 million for the nine months ended September 30, 2010. Fluctuation in cash outflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash is used as a pledge for our notes payable as required by the bank. In the first nine months of 2011, such balance decreased, because we settled with suppliers using more notes receivable endorsement in order to reduce financing costs on notes payable in 2011 or pledging our note receivable to issuing notes payable. In addition, the decrease in cash used is also due to less payments made on equipment purchase in the first nine months of 2011 since the relocation of production line was nearly completed in June 2011, whereas more advances and payments were paid on equipment purchase in the same period in 2010 for the production line relocated from Maoming Hengda to Longmen Joint Venture, which improved the useful life of the production line, as well as the quality of the inventories and efficiency of the production as a result of technical updates.

Financing activities

Net cash provided by financing activities was $247.6 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $130.7 million for the nine months ended September 30, 2010. Compared to the same period in 2010, the increase of cash inflow from financing activities was mainly driven by the following:

•	Short Term Loan: We borrowed more money from banks for the nine months ended September 30, 2011 compared to the same period in last year.

•	Deposits due to sales representative: The decrease in deposits collected from sales representatives is a result of changing our deposit policy. Longmen Joint Venture entered into agreements with various entities to act as our exclusive sales agents in specified geographic areas. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with our Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. In order to reduce such interest expenses, we changed the deposit policy at the beginning of 2011 by reducing the deposit amount from $9-12 million to $2 million for four to five large strategic distributors, which resulted in a decrease in the deposits due to sales representative. After the change in the deposit policy, our sales representative is no longer charging us interest on their deposits.

We recognize on our balance sheet, all the equipment constructed by Shaanxi Steel at Longmen Joint Venture’s facility for a price of $579.2 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. We do not expect to make payments on the profit sharing liabilities until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

There are no restrictions to distribute or transfer other funds from General Steel Investment to us.

We have never declared or paid any cash dividends to our shareholders. If there are any declaration and payment of dividends, this, as well as the amount of dividends declared and paid will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws, including the approval from the shareholders of each subsidiary which intents to declare such dividends, if applicable.

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

Recently, we spent more than $9.3 million (RMB60 million) on the technical upgrade and renovation of the converters and $0.85 billion (RMB5.5 billion) on the upgrade of the blast furnaces and sintering machines.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements in the fiscal quarter ended September 30, 2011 that have or we, in the opinion of management, likely to have current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of September 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	4- 5 years	5 years after
	(in thousands)
Bank loans	$402,428	$402,428	$-	$-	$
Other loans	242,848	242,848	-	-
Notes payable	554,931	554,931	-	-
Deposits due to sales representatives	21,488	21,488	-	-
Lease with Bao Gang Group	211	211	-	-
Construction obligations - Longmen Joint Venture	3,722	3,722	-	-
Long term loan – Shaanxi Steel	107,695	-	78,250	29,445
Capital lease obligation	300,015	18,505	15,676	18,066		247,768
Profit sharing liability	296,723	-	-	-		296,723
Total	$1,930,061	$1,244,133	$93,926	$47,511		$544,491

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of September 30, 2011, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $216.3 million, as follows:

	Guarantee
Nature of Guarantee	Amount	Guaranty Period
	(In thousands)
Line of Credit	$183,030	Various from September 2011 to August 2012
Maximum amount of mortgage loan	33,230	Various from September 2011 to July 2012
Total	$216,260

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our unaudited condensed consolidated financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following reflect the more critical accounting policies that currently affect our financial condition and results of operations.

Principles of consolidation – subsidiaries

The accompanying unaudited condensed consolidated financial statements include the financial statements of our Company, our subsidiaries, our variable interest entity (“VIE”) for which our Company is the ultimate primary beneficiary, and the VIE’s subsidiaries.

Subsidiaries are those entities in which our Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

A VIE is an entity in which our Company, or our subsidiary, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with, ownership of the entity, and therefore our Company or our subsidiary is the primary beneficiary of the entity.

All significant inter-company transactions and balances have been eliminated upon consolidation.

Consolidation of VIE

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as our 60% direct owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was evaluated by our Company to determine if Longmen Joint Venture is a VIE and if our Company is the primary beneficiary.

Based on projected profit in this entity and future operating plans, Longmen Joint Venture’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

We would be considered the primary beneficiary of the VIE if we have both of the following characteristics:

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

In connection with the Unified Management Agreement, our Company, Shaanxi Coal and Shaaanxi Steel may provide such support on a discretionary basis in the future, which could expose our Company to a loss.

As discussed in Note 1 to Condensed Consolidated Financial Statements - Background, we have has the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement. As both conditions are met, we are the primary beneficiary of Longmen Joint Venture and therefore, continue to consolidate Longmen Joint Venture.

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors and have control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment.

Longmen Joint Venture has two 100% owned subsidiaries of Longmen Joint Venture, Yuxin Trading Co., Ltd (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). In addition, Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong, Tongxing and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these three entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

On March 1, 2012, we sold our 22.76% equity interest of Tongxing for approximately $9.2 million to a related party. In connection with this transaction, we will receive the land use rights at fair market value for approximately $9.5 million and payable in cash of approximately $0.3 million. The result of this transaction has no material impact on the Company’s sales and operating income.

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

The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Machinery and equipment under capital lease	20 Years
Other equipment	5 Years
Transportation Equipment	5 Years

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of September 30, 2011 and December 31, 2010. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7.3% based on our average borrowing rate.

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the nine months ended September 30, 2011 and 2010. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

As a result, we reclassified non-controlling interests in the amounts of $23.5 million and $52.0 million from the mezzanine section to equity on the September 30, 2011 and December 31, 2010 balance sheets, respectively.

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build the new state-of-the-art equipment at the site of Longmen Joint Venture. To compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $10.6 million (RMB 70 million) in the fourth quarter of 2010 for the value of assets dismantled, $5.8 million (RMB 38 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $27.8 million (RMB 183 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $13.5 million (RMB 89 million) each year for trial production costs related to the new iron and steel making facilities. As of December 31, 2010, the compensation totaled $57.7 million (RMB 380 million), of which $52.0 million (RMB 343 million) was recorded as deferred lease income from the land which was sub-leased by Longmen Joint Venture to Shaanxi Steel for the construction. The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2011 and 2010, we recognized lease income of $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2011 and 2010, we recognized lease income of $1.5 million and $0.6 million, respectively. As of September 30, 2011 and December 31, 2010, the balance of deferred lease income amounted to $78.4 million and $57.6 million, respectively.

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

Capital lease obligations

On April 29, 2011, we, along with Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the new iron and steel making facilities of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 13 – “Profit sharing liability” in the Notes to Condensed Consolidated Financial Statements.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 12 – “Capital lease obligations” in the Notes to Condensed Consolidated Financial Statements). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is accreted over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any changes reflected prospectively in the estimate of the effective interest rate.

Based on the performance of the Asset Pool, no profit sharing payment was made for the three and nine months ended September 30, 2011. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the asset pool have been fully absorbed by profits.

New Accounting Pronouncements

In May 2011, Financial Accounting Standards Board (“FASB”) issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our unaudited condensed consolidated financial statements.

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

We, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Our disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Together, as a result of such material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

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

We have taken a number of remediation actions that we believe will impact the effectiveness of our disclosure controls and procedures and our internal control over financial reporting including the following:

•	We have engaged outside professional consultants to supplement us with our internal control over financial reporting;
•	We have engaged accounting experts to assist management in identifying complicated accounting transactions and applying applicable accounting policies thereto; and
•	We have established an enhanced training program including, but not limited to, accounting and auditing update and revisiting the consolidation guidance of variable interest entities, to update our employees on current accounting pronouncements.

We believe the foregoing efforts will effectively remediate the material weakness described above in the future.

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

IF THERE WILL BE ANY CHANGES IN THE PRC LAW, THE PRC LEGAL SYSTEM COULD LIMIT OUR ABILITY TO ENFORCE THE UNIFIED MANAGEMENT AGREEMENT, WHICH IN TURN MAY LEAD TO RECONSIDERATION OF THE VIE ASSESSMENT WITH RESPECT TO LONGMEN JOINT VENTURE.

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as our 60% directly owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was considered to be a variable interest entity (“VIE”) of which we are the primary beneficiary and therefore continue to consolidate Longmen Joint Venture.

We belive that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors and have control over the operations of Longmen Joint Venture. As such, we have the power to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of, and a different conclusion under the VIE assessment.

OUR BANK LOANS COULD NOT BE RENEWED IF CERTAIN COVENANTS OF THE LOAN AGREEMENTS WERE NOT MET.

We have various financing facilities with banks which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. As of September 30, 2011, we have not satisfied financial covenants stipulated by certain loan agreements because of our debt to asset ratio. Furthermore, we are party to loan agreements with cross default clause where any breach of loan covenants will automatically result in default of such loan. According to the loan agreements, the bank could request for more collateral or guarantees if the covenant is not satisfied or request for early repayment of the loan if we could not remedy the default within a period of time. As of today, we have not received any notice from the banks to request for more collateral or guarantee or early repayment of the short term loans due to the breach.  However, we may in the future encounter difficulties in repaying or refinancing such loans on time, or providing more collateral or guarantee or early repayment of our loans.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

On June 16, 2011, our Company, Maoming Hengda Steel Co., Ltd and Tianjin Qiu Gang Investment Co. Ltd. entered into a Debt Repayment Agreement with Guangzhou Hengda Industrial Group Ltd. (“Guangzhou Hengda”) and its sole shareholder Ms. Yumei Ding whereby we issued 974,571 shares of our common stock to Ms. Ding to partially repay the outstanding balance owed to Guangzhou Hengda. We issued such shares at a price of $5.00 per share thereby to repay the loan balance of $4.9 million. As of September 30, 2011, the unpaid balance was $5.9 million to be due on demand.

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

