Form 10-K
period 2011-12-31
GENERAL STEEL HOLDINGS INC
filed 2013-02-15
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the price of $1.49 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $49.4 million. The registrant has no non-voting common equity.

The number of shares outstanding of capital stock as of February 7, 2013 was 54,797,532.

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report on Form 10-K or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Annual Report on Form 10-K is filed, and the Company does not intend to update nor is obligated to update any of the forward-looking statements after the date this Annual Report on Form10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1. BUSINESS.

Overview

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled carbon, spiral-weld pipes and high-speed wire. Our current aggregate annual production capacity of steel products is 7 million metric tons of crude steel. Our individual product categories have a variety of demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are also an overall demand driver for all our products.

Our vision is to become one of the largest and most profitable non-government owned steel companies in the People’s Republic of China (“PRC”). Our mission is to grow our business organically, and through the acquisition of Chinese steel companies, increase profitability and efficiency by utilizing western management practices and advanced production technologies, and the infusion of capital resources.

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

Our Company, together with our subsidiaries, majority owned subsidiaries and variable interest entity, are referred to as the Group.

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

On March 31, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leased its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows our Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that they did not intend to continue with the lease at the end of 2012. There is no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment of $5.4 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses.

Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited

On April 27, 2007, General Steel (China) and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement, amending the Joint Venture Agreement entered into on September 28, 2005, to increase General Steel (China)’s ownership interest in the related joint venture to 80%. The joint venture’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a Chinese limited liability company (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from government authorities in the PRC on May 25, 2007, and started its operations in July 2007. Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes primarily used in the energy sector to transport oil and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of the PRC.

Shaanxi Longmen Iron and Steel Co., Ltd

Effective June 1, 2007, through General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”), a 99% owned company of General Steel (China), we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through General Steel (China) and Qiu Steel, we invested approximately $39.3 million in cash and collectively held a 60% ownership interest in Longmen Joint Venture until April 29, 2011 when a 20-year Unified Management Agreement (the “Unified Management Agreement”) was entered into between our Company, Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Longmen Joint Venture was determined as a Variable Interest Entity (“VIE”) and we are the primary beneficiary.

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

An established regional network of approximately 136 distributors and four sales offices sell Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong,” which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certifications and other of Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

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

In January 2010, Longmen Joint Venture completed its acquisition of the remaining 25.08% interest in Longmen EPID pursuant to an equity transfer agreement with Shaanxi Fangxin Industrial Co., Ltd. (“Shaanxi Fangxin”), the other shareholder of Longmen EPID, for $1.3 million (RMB 8.7 million). Longmen EPID then became a branch of Longmen Joint Venture.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with this construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.0 million (RMB 70.1 million) related to the value of assets dismantled, $5.8 million (RMB 38.1 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $28.7 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.1 million (RMB 89.5 million) and $14.0 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $6.9 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets

Except for the reimbursement for site preparation costs which are reported as other income or a reduction of costs of goods sold in the fourth quarter of 2010, the remaining amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction and is to be amortized to income over the remaining term of the 40-year sub-lease.

As of December 31, 2011 and 2010, the deferred lease income on the land sub-lease was $78.5 million and $57.6 million, respectively. For the years ended December 31, 2011 and 2010, we recognized lease income of $2.0 million and $0.9 million, respectively.

On April 29, 2011, a 20-year Unified Management Agreement (the “Unified Management Agreement”) was entered into between the Company, Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal is the parent company of Shaanxi Steel, a state-owned entity. Under the terms of the Unified Management Agreement, all manufacturing machinery of Longmen Joint Venture and $581.4 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In December 2012, Shaanxi Coal has provided bank loan guarantees to Longmen Joint Venture in the amount of RMB 500 million ($77.3 million). In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture for next twelve months.

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

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture. See Note 2 - “Summary of significant accounting policies”, Note 13 - “Capital lease obligations” and Note 14 - “Profit sharing liability” of the Notes to Consolidated Financial Statements included herein.

  In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line, which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiency compared to our previous production line.

Maoming Hengda Steel Co., Ltd

On June 25, 2008, through our subsidiary Qiu Steel, we paid approximately $7.1 million (RMB50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB 544.6 million).

Maoming Hengda’s core business is the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors that targeting customers in Guangxi Province and the western region of Guangdong.

To take advantage of a stronger market demand in Shaanxi Province, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from Maoming Hengda’s facility to Longmen Joint Venture.  Thereafter, in December 2010, we relocated the 1,000,000 metric ton capacity high-speed wire production line from Maoming Hengda’s facility to Longmen Joint Venture to meet increased demand in Shaanxi Province.

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

Tianwu General Steel Material Trading Co., Ltd

We formed Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”) with Tianjin Material and Equipment Group Corporation (“TME Group”).  The contributed capital of Tianwu Joint Venture was approximately $2.9 million (or RMB20 million), and we hold a 60% controlling interest.  TME Group is one of the largest and most diversified commodity trading groups in China.

Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is targeted to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

Production Capacity Information Summary by Subsidiaries

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2011, approximately 27% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

The Western region of China where our major sales market is located has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 9.6% for the national GDP, a GDP increase of 13.9% was reported by Shaanxi Province in 2011 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in Chin, Sichuan Province also reported a GDP increase of 14.7% where we have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately RMB 1.0 trillion (approximately $157.1 billion) for the year ended December 31, 2011, an increase of 18% over the same period in 2010.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an and Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with an investment of RMB260 billion (approximately $40.2 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and construction projects provide strong and stable demand for our steel products in this area, in which we have over 70% of the market share.

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

Supply of Raw Materials

The primary raw materials we use for steel production are iron ore, coke, hot-rolled steel coil and steel billets.  Baotou Steel Pipe Joint Venture uses hot-rolled steel coil as its main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming Hengda uses steel billets as its main raw material. Iron ore is the main raw material used to produce hot-rolled steel coil and steel billets. Therefore, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 85% of production costs are associated with raw materials, with iron ore being the largest component.

In September 2010, we formed Tianwu Joint Venture with TME Group, one of the largest and most diversified commodity trading groups in China. Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is targeted to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis. For the year ended December 31, 2011, we sourced approximately 11.3% of our iron ore consumption from Tianwu Joint Venture directly.

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

Under the terms of the Unified Management Agreement, our partner, Shaanxi Coal, has committed to providing coke and coal to us at a cost not higher than the market price.

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures a dependable, local supply and minimum transportation costs.

The sources and/or our top five major suppliers of our raw materials for the year ended December 31, 2011 are as follows:

Longmen Joint Venture

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	23.2%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	13.6%	Related Party
Shaanxi Huanghe Material Co., Ltd.	Coke	6.0%	Third Party
Shanxi Hancheng Longhui Trading Co., Ltd.	Coke	4.6%	Third Party
China Railway Materials Xi’an Co., Ltd.	Coke	4.6%	Third Party
	Total	52.0%

Baotou Steel Pipe Joint Venture

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd.	Steel coil	35.3%	Third Party
Baotou Gangshang Trading Co., Ltd.	Steel coil	32.7%	Third Party
Neimenggu Qianfang Steel Resources Co., Ltd.	Steel coil	13.8%	Third Party
Baotou Jiaxiang Material Trading Co., Ltd.	Steel coil	5.7%	Third Party
Neimenggu Zhonghou Steel Plate Co., Ltd.	Steel coil	4.8%	Third Party
	Total	92.3%

Maoming Hengda

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd	Coal	53.6%	Third Party
Maoming Zhengmao Develop Co., Ltd	Heavy oil	12.6%	Third Party
Hefei Jinggong Accessories Co., Ltd	Mechanical accessories	4.0%	Third Party
Beijing Beizhou Bearing Co., Ltd	Bearing	1.2%	Third Party
Jiangsu Oriental Wanxiang Heavy Machinery Co. Ltd	Mechanical accessories	1.1%	Third Party
	Total	72.5%

Industry consolidation

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011. In July 2011, the central government reiterated its goal of reducing obsolete iron production capacities by 31.2 million tons in 2011.

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

Intellectual Property Rights

“Qiu Steel” is the registered trademark under which we sell hot-rolled carbon and silicon steel sheets products produced at General Steel (China). The “Qiu Steel” logo has been registered with the China National Trademark Bureau under No. 586433. “Qiu Steel” is registered under the GB 912-89 national quality standard and certified under the National Quality Assurance program.

“Baogang Tongyong” is the trademark under which we sell spiral-weld steel pipes products produced at Baotou Steel Pipe Joint Venture. This trademark is already registered with China National Trademark Bureau.

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

Employees

As of December 31, 2011, we had approximately 9,900 full-time employees.

Executive Officers of the Registrant

The following sets forth certain information as of February 15, 2013 concerning our executive officers.

Name	Age	Title
Zuosheng Yu	47	Chairman and Chief Executive Officer
John Chen	40	Chief Financial Officer

Mr. Zuosheng Yu, age 47, Chairman of the Board of Directors .  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors..

Mr. John Chen, age 40, Director.  Mr. Chen joined our Company in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board of Directors.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

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

Our continued growth is dependent upon our ability to raise additional capital from outside sources. Our strategy is to grow through mergers, joint ventures and acquisitions targeting SOE steel companies and selected entities we believe have outstanding potential. Our growth strategy will require us to obtain additional financing through capital markets. In the future, we may be unable to obtain the necessary financing on a timely basis and on favorable terms, if at all, and our failure to do so may weaken our financial position, reduce our competitiveness, limit our growth and reduce our profitability. Our ability to obtain acceptable financing at any given time may depend on a number of factors, including:

• Our financial condition and results of operations;

• The condition of the PRC economy and the industry sectors in which we operate; and

• Conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

Disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flow and could cause the market price of our common stock to decline.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2011, approximately 27% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

The price of steel may continue declining due to overproduction by the Chinese steel companies.

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

We have no operations other than General Steel (China), Baotou Steel Pipe Joint Venture, Longmen Joint Venture, Maoming Hengda, and Tianwu Joint Venture, and our principal assets are our investments in these subsidiaries and VIE. As a result, we are dependent upon the performance of our subsidiaries and VIE and we will be subject to the financial, business and other factors affecting them as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries and VIE, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are and will be held by operating subsidiaries and VIE, the claims of our stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries and VIE. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our subsidiaries will be available to satisfy the claims of our stockholders only after all of our subsidiaries’ and VIE’s liabilities and obligations have been paid in full.

Because we have entered into a significant number of related party transactions through the course of our routine business operations, there is a risk that we may not be able to control the valuation of such transactions, which could then adversely impact our profitability.

In the course of our normal business, we have purchased raw materials and supplies from our related parties and also engaged in sales of our products to our related parties. Because such related party transactions may not always be completed at arm’s length due to their nature, we may not be able to control the valuation of such transactions and as a result, there is a risk that the value of such related party transactions exceeds market value, which could ultimately impact our profitability.

We depend on bank financing for our working capital needs.

We have various financing facilities which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. However, we may in the future encounter difficulties in repaying or refinancing such financings on time and may face severe difficulties in our operations and financial position.

Our bank loans may not be renewed if certain covenants of the loan agreements are not met.

We have various financing facilities with banks which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. As of December 31, 2011, we have not satisfied our financial covenants stipulated by certain loan agreements because of debt to asset ratio. Furthermore, we are party to loan agreements with cross default clause where any breach of other loan covenants will automatically result in default of such loans. According to the loan agreements, the bank could request more collateral or guarantees if the covenant is not satisfied or request early repayment of the loan if we cannot remedy the default within a period of time. As of today, we have not received any notice from the banks to requesting for more collateral, guarantees or early repayment of the short loans due to the breach. However, we may in the future encounter difficulties in repaying or refinancing such loans on time, or providing more collateral or guarantees to the banks or making early repayment of our loans.

We depend on our affiliates financing for our working capital needs. We have various types of financing with our affiliates.

We rely on Mr. Zuosheng Yu for important business leadership.

We depend, to a large extent, on the abilities and operations of our current management team. However, we have a particular reliance upon Mr. Zuosheng Yu, our Chairman, Chief Executive Officer and significant shareholder, for the direction of our business and leadership in our growth efforts. The loss of the services of Mr. Yu, for any reason, may have a material adverse effect on our business and prospects. We cannot guarantee that Mr. Yu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Yu on a timely basis.

Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations and the trading rice of our common stock. Also, we are exposed to potential risks from regulations requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

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

We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting that is described in greater detail in “Item 9A—Controls and Procedures.” Remedying these material weaknesses and maintaining proper and effective internal controls have and will require substantial management time and attention and have resulted in our incurring substantial incremental expenses. Our outside consultants are assisting us with designing and implementing an adequate risk assessment process to identify complex transactions requiring specialized knowledge to ensure the appropriate accounting for and disclosure of such transactions. We cannot be certain that further remedies including accounting restatements will not occur in the future. Such remedies, including accounting restatements, could create a significant strain on our internal resources and cause delays in our release of quarterly or annual financial results and the filing of related reports, increase our costs and cause management distraction.

Under the supervision and with the participation of our management, we have and will continue to evaluate our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have and will continue to perform the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have and will continue to incur additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our stock.

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

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under Chinese law, and, as a result, we are required to comply with certain Chinese laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the Chinese authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or may encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of current or future Chinese laws or regulations.

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

In recent years, the government of China has undertaken various measures to alleviate the effects of inflation, especially with respect to key commodities. From time to time, the PRC National Development and Reform Commission announces national price controls on various products. The government of China has also encouraged local governments to institute price controls products. Such price controls could adversely affect our future results of operations and, accordingly, the price of our common stock.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy may negatively affect our business operations, results of operations and our financial condition.

If there will be any changes in PRC Law, the PRC legal system could limit our Company’s ability to enforce the Unified Management Agreement, which in turn may lead to reconsideration of the VIE assessment with respect to Longmen Joint Venture.

Prior to entering into the Unified Management Agreement, Longmen Joint Venture had been consolidated as our 60% directly owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was considered to be a variable interest entity (“VIE”) of which we are the primary beneficiary and therefore we continue to consolidate Longmen Joint Venture.

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors, and have control over the operations of Longmen Joint Venture. As such, we believe we have the power to control the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of, and a different conclusion under the VIE assessment.

Governmental control of currency conversion may cause the value of your investment in our common stock to decrease.

The Chinese government imposes controls on the conversion of Renminbi or RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from a transaction, can be made in foreign currencies without prior approval from China’s State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

Our reporting currency is the U.S. dollar and our operations in China use their local currency as their functional currencies. Substantially all of our revenue and expenses are in Renminbi, or RMB. We are subject to the effects of exchange rate fluctuations with respect to local currencies. For example, the value of the RMB depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Prior to July 21, 2005, the official exchange rate for the conversion of RMB to the U.S. dollar had generally been stable and the RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. The four main currencies in the basket are the U.S. dollar, the Euro, the Japanese yen and the Korean won. In the three years that followed, a slight appreciation against the U.S. currency occurred and by the end of October 2008, the RMB exchange rate with the U.S. dollar had risen to nearly 6.8 to the U.S. dollar. Since mid-2008, the RMB has been held stable as the Chinese government considers how best to respond to the global economic crisis. In June 2010, the temporary dollar peg was again abandoned, after the Chinese RMB rose approximately 16% against the Euro as a result of the Greek fiscal crisis. However, the Chinese government has signaled that going forward its currency will only be allowed to appreciate gradually against the dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of RMB against the U.S. dollar. We can offer no assurance that RMB will be stable against the U.S. dollar or any other foreign currency. Our financial statements are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency-denominated transactions results in increased revenue, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign consolidated subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign consolidated subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transaction may be limited and we may not be able to hedge our exchange rate risks.

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

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our PRC operating subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce People’s Republic of China, or their respective local counterparts. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

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

Under China’s Enterprise Income Tax Law, or the “EIT Law”, and its implementing rules, which became effective in 2008, an enterprise established with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. Under the implementing rules of the New EIT Law, de facto management means substantial and overall management and control over the production and operations, personnel, accounting, and properties of the enterprise. Because the New EIT Law and its implementing rules are new, it is unclear how tax authorities will determine tax residency based on the facts of each case.

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

Despite the issuance of the new clarifying circular referenced above, the application of these standards remains uncertain. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, unfavorable PRC tax consequences could follow. First, we will be subject to enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” such dividends may be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification would result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2008 and 2009 tax years and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC operating subsidiaries are subject to laws and regulations applicable to foreign investment in China. In addition, our VIE and all of our subsidiaries that are incorporated in China are subject to all applicable Chinese laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulations, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain preferential tax treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to, monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws

We may have limited legal recourse under PRC law if disputes arise under our contracts with third parties.

The Chinese government has enacted significant laws and regulations dealing with matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the PRC’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us and foreign investors, including you. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse effect on our results of operations.

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

If we become subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve such allegations, which could harm our business operations, stock price and reputation, especially if such matter cannot be addressed and resolved favorably.

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time consuming and distract our management from growing our Company. If such allegations are not proven to be groundless, our Company and business operations will be severely impacted and your investment in our stock could be rendered worthless.

The disclosures in our reports and other filings with the SEC and our other public pronouncements are not subject to the scrutiny of any regulatory bodies in the PRC. Accordingly, our public disclosure should be reviewed in light of the fact that no governmental agency that is located in China where substantially all of our operations and business are located had conducted any due diligence on our operations or reviewed or cleared any of our disclosure.

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934. Unlike public reporting companies whose operations are located primarily in the United States, substantially all of our operations are located in China. Since substantially all of our operations and business takes place in China, it may be more difficult for the SEC to overcome the geographic and cultural obstacles that are present when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the Chinese Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

On March 28, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company,” also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our Company, after March 28, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to March 28, 2007. We believe that the registration and approval requirements contemplated in Circular 78 are burdensome and time consuming.

In the future, we may adopt an equity incentive plan and make numerous stock option grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with relevant provisions may subject us and participants of any such equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation and to attract and retain employees and directors may be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC law on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986)(“WFOE”), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations WFOE’s may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends, except in the event of liquidation, and cannot be used for working capital purposes.

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

Our officers, directors and affiliates beneficially own approximately 40.3% of our common stock. Mr. Zuosheng Yu, our major stockholder, beneficially owns approximately 39.8% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

All of our subsidiaries and substantially all of our assets are located outside the United States.

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

Shares of our common stock are issuable upon conversion of senior convertible notes and warrants to purchase common stock issued in a private placement that closed on December 13, 2007. The senior convertible notes were initially convertible into 4,170,009 shares of our common stock based on a conversion price of $12.47 per share and applicable interest rates. As of the date of this report, all of the convertible notes had been converted. Prior to the adjustments described below, upon the exercise of the warrants, an additional aggregate amount of 1,154,958 shares of our common stock were issuable based upon the then exercise price of $13.51 per share. The warrants are exercisable from May 13, 2008, to May 13, 2013. The exercise price of the warrants (and the number of shares issuable under the warrants) are each subject to adjustment under certain customary circumstances, including, among others, if the sale price of securities issued by us in subsequent offerings is less than the exercise price then in effect. As discussed below, the warrants have been adjusted such that upon their exercise, an aggregate of 3,900,871 shares of our common stock are now issuable based upon the current adjusted exercise price of $5.00 per share.

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

The issuance of shares of our common stock upon exercise of any of our outstanding warrants (including any increased amount of shares that may be issued in the future because of reductions in exercise price thereof) will dilute our current shareholders.

Our failure to comply with conditions required for our common stock to be listed on the New York Stock Exchange (“NYSE”) could result in delisting of our common stock from the NYSE and have a significant negative effect on the value and liquidity of our securities as well as other matters.

As a result of our failure to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Annual Report”), we were not in full compliance with NYSE Listed Company Manual, Section 802.01E, which requires us to file our Annual Report on or before April 16, 2012 (the “Filing Due Date”).  We initially had six months from the Filing Due Date to cure this deficiency. On October 12, 2012, we received a notification from the NYSE granting us an extension until February 15, 2013 to file our Annual Report. We are required to comply with NYSE Listed Company Manual to file this Annual Report as a condition for our common stock to continue to be listed on the NYSE.  If we are unable to comply with such conditions, then our shares of common stock are subject to immediate delisting from the NYSE. We intend to appeal any decision to delist our shares from the NYSE, but cannot provide any assurance that our appeal will be successful.  Any such appeal will not stay the decision to delist our shares.

If our common stock is delisted from the NYSE, such securities may be traded over-the-counter on the “pink sheets.”   The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE.   Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all.   In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

General Steel (China)

The properties of General Steel (China) consist of manufacturing sites and office buildings located in Jinghai county, about 20 miles (45 kilometers) southwest of the Tianjin city center on a total of 17.81 acres (7.21 hectares) of land, which includes 320,390 square feet (29,667 square meters) of building space.

Under PRC law, all land in China is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The land use right allows the holder the right to use the land for a specified long-term period of time and enjoy all the ownership incidents to the land. We are the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land Use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	40 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	40 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	Ying Feng Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	40 years

Baotou Steel Pipe Joint Venture

The properties of Baotou Steel Pipe Joint Venture consist of our production and administrative sites located on the main production campus of the Baotou Steel Pipe Joint Venture located in Baotou, Inner Mongolia Autonomous Region. The land is leased from Baotou Iron and Steel Group Co., Ltd., our strategic partner in the Baotou Steel Pipe Joint Venture.

Longmen Joint Venture

The properties of Longmen Joint Venture consist of production and administrative sites located in various locations throughout the southern half of Shaanxi province on land totaling approximately 307 acres (124.4 hectares).

Longmen Joint Venture is the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Longmen Joint Venture	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	19.1	50 Years	38 Years
Longmen Joint Venture	Longmen Town, Hancheng, Shaanxi	Industrial Use	179.6	40-48 Years	35-39 Years*
Longmen Joint Venture	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	103.2	50 Years	45 Years
Longmen Joint Venture	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	1.9	50 Years	45 Years
Longmen Joint Venture	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	3.6	40 Years	36 Years

*This location consists of six land use rights with various remaining useful lives.

Maoming Hengda

The properties of Maoming Hengda consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 240 acres (96.9 hectares).

Maoming Hengda is the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life
Maoming Hengda	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	240	50 Years	44 Years

 ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are subject to certain legal proceedings, claims and disputes that arise in the ordinary course of our business. Although we cannot predict the outcomes of these legal proceedings, we do not believe these actions, in the aggregate, will have a material adverse impact on our financial position, results of operations or liquidity. We are currently not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

The information required by Item 4 is not applicable to us, as we have no mining operations in the United States.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Exchange under the symbol “GSI”. The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2010
High	$5.04	$4.22	$3.54	$3.15
Low	$3.78	$2.35	$2.28	$2.38
2011
High	$2.93	$2.41	$1.73	$1.50
Low	$2.28	$1.42	$1.13	$0.99

As of February 7, 2013, there were approximately 316 holders of record of our common stock. On the same date, the trading price of our common stock closed at $1.30 per share.

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

Recent Sales of Unregistered Sale Securities

On June 16, 2011, our Company, Maoming Hengda Steel Co., Ltd and Tianjin Qiu Gang Investment Co. Ltd. entered into a Debt Repayment Agreement with Guangzhou Hengda Industrial Group Ltd. (“Guangzhou Hengda”) and its sole shareholder Ms. Yumei Ding whereby we issued 974,571 shares of our common stock to Ms. Ding to partially repay the outstanding balance owed to Guangzhou Hengda. We issued such shares at a price of $5.00 per share thereby to repay the loan balance of $4.8 million. As of December 31, 2011, the unpaid balance was $1.3 million to be due on demand. The issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we”, “our,””us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources” as well as other factors described in “Item 1A: Risk Factors” in this Annual Report. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 4 of this Annual Report. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

We were founded on the strategy to merge, partner with, and acquire State-owned enterprises and selected steel companies with great growth potential within China’s highly fragmented steel industry. As of December 31, 2011, we were comprised of four steel producing and processing subsidiaries/VIE of which Longmen Joint Venture is the largest, and one raw material trading company subsidiary. Located in Shaanxi province, Longmen Joint Venture contributed approximately 97.9% and 98.1% of our total revenue for the 2011 and 2010 fiscal years, respectively.

Fiscal year 2011 was highlighted by increased sales revenue, driven from both increased sales volume and average selling prices, and capacity expansion from a Unified Management Agreement with Shaanxi Iron and Steel Group Co., Ltd. (“Shaanxi Steel”) and Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”), which was entered in April 2011. Highlights include:

•	Sales revenue increased by $1.7 billion, or 89.4% year-over-year to $3.6 billion, up from $1.9 billion in 2010 mainly due to increased sales volumes as well as average selling price of our rebar products. For the year of 2011, sales volume totaled 6.2 million metric tons, an increase of 2.3 million metric tons, or 58.1%, compared to 3.9 million metric tons in the year of 2010, with an average selling price of rebar of $635 per ton, compared to $526 per ton in the year of 2010.

•	The construction of the newly constructed iron and steel making facilities, which include two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine paid by Shaanxi Steel at the business property of Longmen Joint Venture were finalized in the beginning of 2011. Through our collaboration with Shaanxi Steel and Shaanxi Coal under the terms of the Unified Management Agreement, we added a production capacity of 3 million metric tons of crude steel annually under our management. Out total crude steel production capacity under management is 7 million metric tons per annum and can produce approximately the same volume of rebar.

•	On June 1, 2011, we announced an increase of additional 1,000,000 shares of our common stock which will be purchased under our share repurchase program launched in December 2010 (the “Share Repurchase Program”), bringing the total authorized shares of our common stock available for purchase to 2,000,000. As of December 31, 2011, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $2.56 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

•	In July 2011, we completed the installation and started testing the 1,000,000 metric ton capacity high speed wire production line, which was re-located from Maoming facility to Longmen Joint Venture in December 2010, in order to consume less energy when running at maximum efficiencies than our previous production line.

Our continued growth demonstrates the following strengths:

•	Our two-pronged growth strategy of upgrading our existing operations and growing through merger and acquisition activities has continued to be successful.

•	We are a direct beneficiary of the PRC economic stimulus infrastructure spending program, low-income housing project and “Go-West” Initiative.

•	Because of our geographic location we benefit from being the largest supplier of rebar within 250 kilometers of Shaanxi Province, which is the gateway to Western China.

Industry Environment

Despite demand growth witnessed during 2010 and 2011, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in China steel sector which is putting pressure on operators’ profitability which became the most significant challenge in the steel manufacturing business. Chinese crude steel capacity is expected to be around 840 million tons in 2012, which would be 22.1% in excess of the expected 688 million tons of consumption, according to HIS Global Insight daily analysis, January 2012.

For steelmakers, operating performance depends on the volatility of the cost of raw materials. The shortage of these raw materials in the market has allowed suppliers of iron ore and metallurgical coal to rebuild the pricing mechanisms through the shift from annual to shorter-term price contracts. This has created numerous challenges for steelmakers as they must now deal with volatility in raw material prices, as well as maintain margins with fluctuating demand. Over the past two years, we have witnessed perseverance in steel prices that has given iron ore producers an opportunity to increase the prices in the next contract; however the reverse may not be true as steel companies cannot always pass on the rise in iron ore prices to end consumers due to the market overcapacity and fragmentation.

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In September 2009, the central government published an industry target to eliminate 80 million metric tons of inefficient capacity from the steel industry by the end of 2011. In July 2011, the central government announced its goal of reducing obsolete iron production capacities by 31.22 million ton in 2011. However, we continue to see a strong demand for our products and believe significant growth opportunities in the industry and market we service.

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications standards. The new standards specify requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  While the operational conditions become more stringent, more small and medium sized companies will likely aggressively look for valued partners which could lead to opportunities for high quality acquisitions.  We believe the above-mentioned policy will strengthen our position as an industry consolidator by creating numerous qualified potential acquisition targets.

RESULTS OF OPERATIONS

Statements of Operations for the years ended December 31, 2011 and 2010:

(In thousands except share data)	2011	2010	Change	Percentage Change
Sales	$3,563,896	$1,882,140	$1,681,756	89.4%
Cost of Goods Sold	3,652,110	1,850,725	1,801,385	97.3%
Gross Profit (loss)	(88,214)	31,415	(119,629)	(380.8)%
Gross Profit Margin %	(2.5)%	1.7%
Selling, General and Administrative Expenses	91,827	52,577	39,250	74.7%
Loss from Operations	(180,041)	(21,162)	(158,879)	750.8%

Other Expense, net	(87,664)	(33,891)	(53,773)	158.7%

Loss Before Provision for Income Taxes and Noncontrolling Interest	(267,705)	(55,053)	(212,652)	386.3%

Provision (Benefit) for Income Taxes	15,594	(8,782)	24,376	(277.6)%
Net Loss	(283,299)	(46,271)	(237,028)	512.3%
Less: Net Loss Attributable to Noncontrolling Interest	(106,112)	(16,265)	(89,847)	552.4%
Net Loss Attributable to General Steel Holdings, Inc.	$(177,187)	$(30,006)	$(147,181)	490.5%
Loss Per Share
Basic	$(3.24)	$(0.56)	$(2.68)	478.6%
Diluted	$(3.24)	$(0.56)	$(2.68)	478.6%

Revenue

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

Revenue by Subsidiary and Product

(in thousands)		2011	2010	Change	Percentage Change

Subsidiary	Product
Longmen Joint Venture	Rebar	$3,487,636	$1,845,577	$1,642,059	89.0%
Others		76,260	36,563	39,697	108.6%
Total Revenue		$3,563,896	$1,882,140	$1,681,756	89.4%

(In thousands metric tons)		2011	2010	Change	Percentage Change

Subsidiary	Product
Longmen Joint Venture	Rebar	5,496	3,511	1,985	56.5%
Others		711	415	296	71.3%
Total Production		6,207	3,926	2,281	58.1%

Total Sales Revenue for the fiscal year 2011 increased $1.7 billion or 89.4% to $3.6 billion from $1.9 billion in 2010. The increase in sales revenue compared to 2010 was predominantly due to the combined effect of increased production volume and average selling price of our rebar products. Sales volume increased 2.3 million metric tons, or 58.1% to 6.2 million metric tons, compared to 3.9 million metric tons in 2010. The average selling price of rebar increased 20.7% to approximately $635 per ton in 2011 from approximately $526 per ton in 2010.

Longmen Joint Venture comprised 97.9% of total sales for 2011. Production volume of rebar at Longmen Joint Venture reached 5.5 million metric tons in 2011, which increased 56.5% compared with 3.5 million metric tons for of the same period in 2010. The increase of Longmen Joint Venture’s production was mainly due to the additional capacity contributed from the new blast furnaces brought online in January 2011 through our cooperation with Shaanxi Steel and Shaanxi Coal under the Unified Management Agreement. Our current total monthly production volume is approximately 555,000 tons of crude steel.

Our product demands and prices have been on a rise in the first three quarters of 2011 until the end of the third quarter. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, global demand stalled and commodity prices abruptly plummeted. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our selling volume and prices have dropped in the fourth quarter of 2011 in comparison to the previous quarters after the launch of our new blast furnaces.

Longmen Joint Venture comprised 98.1% of total sales for 2010. We operated at about 89% of our total capacity in 2010 due to a stable market demand for our construction steel products.

Our five major customers are all distributors and collectively represented approximately 27.1% of our total sales for the year ended December 31, 2011 in comparison to 28.6% of our total sales for year ended December 31, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintain a good relationship with them to stabilize our sales channel.

Cost of Goods Sold

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Cost of Goods Sold

(in thousands)	2011	2010	Change	Percentage Change
Subsidiary
Longmen Joint Venture	$3,502,109	$1,813,170	$1,688,939	93.1%
Others	150,001	37,555	112,446	299.4%
Total Cost of Goods Sold	$3,652,110	$1,850,725	$1,801,385	97.3%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 90.1% of our total cost of sales. As a result, the cost of goods sold increased by $1.8 billion or 97.3% to $3.7 billion, in 2011 from $1.9 billion in 2010. The increase was mainly driven by the increasing sales volume of 56.5% in rebar and unit costs of raw materials as a result of the rise in iron ore and coke purchase prices until the end of third quarter of 2011 before the market started getting weaker in the fourth quarter of 2011. The rise in iron ore and coke purchases of approximately 10.7% and 15.6%, respectively, for the year ended December 31, 2011 as compared to the same period in 2010 increased our period over period costs. As our operating strategy is to maintain competitiveness and to produce quality products, we have previously entered into some import raw material purchase contracts prior to September 2011, which generally have a higher quality and price compared to domestic raw materials. As such, this also contributed to our unit costs of raw materials being higher in the fourth quarter of 2011. In addition, we incurred depreciation of $18.1 million during the year ended December 31, 2011 related to the new blast furnaces brought online in April 2011 through our cooperation with Shaanxi Steel and Shaanxi Coal under the Unified Management Agreement, while we did not have such cost during the same period of 2010. Furthermore, we also wrote off approximately $37.5 million of inventory for impairment at the end of 2011 for both of our raw materials and finished goods due to the drop in market price of iron ore, coke and our rebar products during the fourth quarter of 2011.

Gross Profit (Loss)

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

(in thousands)	2011	2010	Change	Percentage Change
Gross Profit (Loss)	$(88,214)	$31,415	$(119,629)	(380.8)%
Gross Profit (Loss) Margin	(2.5)%	1.7%	(4.2)%

Gross profit for 2011 decreased by $119.6 million or 380.8% which resulted in a gross loss of $(88.2) million from $31.4 million in 2010. The gross margin for 2011 decreased by 4.2% to a gross loss margin of (2.5)% compared to 1.7% of gross profit margin for 2010. The decrease was primarily attributable to a drop in gross profit at Longmen Joint Venture. As discussed above, in the fourth quarter of 2011, as a result of the China and global steel industry over-capacity and Chinese economic control polices and the financial crisis, global demand stalled and commodity prices abruptly plummeted. With weakened demand, market forces kicked-in and the price of steel dropped substantially. We, like many other steel producers in China, experienced significant losses in the fourth quarter as we were forced to manufacture with high priced raw material inventories that we had previously purchased while the market selling prices for finished goods had dropped below the cost of goods. This resulted in negative margins.

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Selling, General and Administrative (“SG&A”) Expenses				Percentage
(in thousands)	2011	2010	Change	Change

Selling, General and Administrative expenses	$91,827	$52,577	$39,250	74.7%

SG&A expenses as percentage of total revenue	2.6%	2.8%	(0.2)%

Selling, general and administrative (“SG&A”) expenses increased $39.3 million, or 74.7% to $91.8 million for the year ended December 31, 2011, compared to $52.6 million for of the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in the rural area in Xian city, Henan, Hubei, Sichuan and Gansu as sales expansion to other region other than Shaanxi province as a result of the increase in production volume. In addition, we had an impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011. Refer to “Note 6 - plant and equipment, net” in the Notes to Consolidated Financial Statements for details.

SG&A expenses as a percentage of revenue decreased to 2.6% in 2011 from 2.8% in 2010. The decrease in percentage of revenue was due to the increase of sales revenue as a result of expanded production capacity when comparing to some of the fixed SG&A expenses.

Loss from Operations

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

( in thousands)	2011	2010	Change	Percentage Change
Loss from Operations	$(180,041)	$(21,162)	$(158,879)	750.8%

Loss from operations was $180.0 million for the year ended December 31, 2011, as compared to loss of $21.2 million for the same period in 2010. The increase in loss of $158.9 million is predominantly due to negative profit margins and increased in SG&A expenses as discussed above.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Other Income (Expense)

(in thousands)	2011	2010	Change	Percentage Change
Interest Income	$7,892	$6,154	$1,738	28.2%
Finance/Interest Expense	(87,245)	(51,283)	(35,962)	70.1%
Financing Cost on Capital Lease	(27,704)	-	(27,704)	-
Change in Fair Value of Derivative Liabilities	5,563	15,055	(9,492)	(63.0)%
Gain on Debt Settlement	3,430	-	3,430	-
Gain (Loss) on Disposal of Fixed Assets	693	(9,447)	10,140	(107.3)%
Realized Income from Future Contract	415	1,424	(1,009)	(70.9)%
Income from Equity Investments	5,302	6,383	(1,081)	(16.9)%
Foreign Currency Transaction Gain	3,424	-	3,424	-
Lease Income	2,008	943	1,065	112.9%
Other Non-operating Expense, net	(1,442)	(3,120)	1,678	(53.8)%
Total Other Expense, Net	$(87,664)	$(33,891)	$(53,773)	158.7%

Total other expenses, net for the year ended December 31, 2011 were $87.7 million compared to $33.9 million in 2010. The increase of $53.8 million or 158.7% in total other expenses, was mainly a result of the combined effect of an increase of $63.7 million in financial expenses, of which, $27.7 million was interest expense on capital lease, and $36.0 million was interest expense increase was primarily due to increased in banks borrowings, a $9.5 million reductions in income from the change in fair value of derivative liabilities, and offset by an increase of $3.4 million gain from debt extinguishment and $3.4 million foreign currency transaction gain.

The foreign currency transaction gain was due to the loans proceeds we received in the second quarter of 2011 which was denominated in U.S. Dollars. Prior to the second quarter of 2011, there were no other transactions denominated in U.S. Dollars and therefore we did not incur any foreign currency gains or losses.

According to U.S. GAAP, our December 2007 convertible notes, December 2007 warrants and the December 2009 warrants were considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

The change in fair value of derivative liabilities for the year ended December 31, 2011 was a gain of $5.6 million compared to a gain of $15.1 million for the same period last year. This gain was mainly due to a change of stock price of our common stock as of December 31, 2011 compared to the one as of December 31, 2010.

Income Taxes

For the years ended December 31, 2011 and 2010, we had a total tax provision of $15.6 million and a tax benefit of $8.8 million, respectively.

For the years ended December 31, 2011 and 2010, we had effective tax rates of -5.8% and 16.0%, respectively. The negative effective tax rate for the year ended December 31, 2011 was mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and we incurred income tax expenses in our profitable subsidiaries. The positive effective tax rate for the year ended December 31, 2010 was mainly due to a consolidated loss before income tax while we recognized the deferred tax assets that were incurred from the net operating losses to be carrying forwards.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. Our losses carried forward of $309.0 million will begin to expire in 2014. Originally, management believed the deferred tax asset was fully realizable. After the filing of the Annual Report on Form 10-K/A for the year ended December 31, 2010, management reevaluated our future operating forecast based on the current steel market condition. In 2011, the Chinese government announced several policies to curb the real estate prices across the country which led to a slowdown in demand for construction steel products and a decrease in their average selling price starting in the fourth quarter of 2011. Additionally due to the continued global economic slowdown and the overcapacity issue in China's steel market, management expected there would be sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took considerations of this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax asset mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets at Longmen Joint Venture, which represent approximately 99% of the total deferred tax assets of our Company as of December 31, 2011.

Deferred taxes assets – U.S.

We were incorporated in the United States and have incurred net operating losses for income tax purposes for the year ended December 31, 2011. The net operating loss carry forwards for United States income taxes amounted to $1.8 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to our Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, our Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2011 was $0.6 million. The net change in the valuation allowance for the year ended December 31, 2011 was $0.2 million. Management will review this valuation allowance periodically and make adjustments as warranted.

We had cumulative undistributed retained earnings from profitable subsidiaries of approximately $0.7 million as of December 31, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Net Loss

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Net Loss

( in thousands)	2011	2010	2011 vs 2010	Percentage Change
Net loss	$(283,299)	$(46,271)	$(237,028)	512.3%

Net Loss attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

Net Loss

( in thousands)	2011	2010	2011 vs 2010	Percentage Change
Net loss	$(283,299)	$(46,271)	$(237,028)	512.3%
Less: Net loss attributable to noncontrolling interest	(106,112)	(16,265)	(89,847)	552.4%
Net loss attributable to General Steel Holdings, Inc.	$(177,187)	$(30,006)	$(147,181)	490.5%

Net loss attributable to us for the year ended December 31, 2011 increased to $177.2 million compared to $30.0 million for the year ended December 31, 2010. The increase in net loss attributable to us for the year ended December 31, 2011 was mainly a result of the combined effect of an increase of $3.7 million impairment charge on equipment, an increase of $27.7 million in interest expense on the capital lease, an increase of $36.0 million in interest expense on banks borrowings, and a decrease of $9.5 million in the change in fair value of in derivative liabilities, offset by an increase of $3.4 million gain from debt extinguishment. In addition, we determined the net operating losses carry forward may not be fully realizable in 2011 and provided 100% allowance charges of $15.4 million of our deferred tax assets carried over from 2010.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Loss Per Share

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

(in thousands, except earnings per share)	2011	2010	Change	Percentage Change
Net loss attributable to General Steel Holding, Inc.	$(177,187)	$(30,006)	$(147,181)	490.5%

Weighted average number of shares
Basic	54,750	53,113	1,637	3.1%
Diluted	54,750	53,113	1,637	3.1%

Loss per share

Basic	$(3.24)	$(0.56)	$(2.68)	478.6%
Diluted	$(3.24)	$(0.56)	$(2.68)	478.6%

Basic and diluted loss per share for year ended December 31, 2011 increased to $3.24 compared to $0.56 for the same period in 2010.

There is no dilutive effect for our earnings per share arising from the total 6,678,649 outstanding warrants for the years ended December 31, 2011 and 2010, as the exercise price of warrants was higher than the stock prices during these periods. Other than the aforementioned potentially dilutive securities, there are no other potentially dilutive securities outstanding for the years ended December 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our current liabilities exceeded the current assets by approximately $717.3 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis.

As of December 31, 2011, we had cash and restricted cash aggregating $518.2 million, of which $398.2 million was restricted. As compared to $263.1 million, of which $197.8 million was restricted as of December 31, 2010, there was an increase of $255.1 million.

We believe our cash flows from operations, which include customer prepayments and vendor financing, existing cash balances and credit facilities, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, and support our operating strategies.

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

Substantially all our operations are conducted in China and all of its revenues are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into U.S. Dollars.

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

As of December 31, 2011, restricted items including the accumulated retained earnings from profitable subsidiaries of $0.7 million and statutory reserves of $6.4 million are included in our accumulated deficits.

As of the December 31, 2011, the amount of our restricted net assets was $21.3 million from subsidiaries that have positive net assets.

We have previously raised money in the U.S. capital markets which provided the capital needed for our operations and for General Steel Investment Co, Ltd. (“General Steel Investment”). Thus the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on the liquidity, financial condition and results of operations of General Steel Holdings, Inc. and General Steel Investment.

Short-term Notes Payable

As of December 31, 2011, we had $1,114 million in short-term notes payables, which are secured by restricted cash of $363.3 million and restricted notes receivable of $451.1 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – banks

As of December 31, 2011, we had $254.0 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

As of December 31, 2011 and 2010, we breached certain financial covenant, debt to equity ratio, on outstanding short term loans and due to the breach of covenant, a loan with cross default clause was automatically considered as breached, the affected loan amounted to $12.6 million and $12.1 million, respectively. According to the loan agreements, the bank will have the rights to request for more collateral or guarantees if the covenant is breached or request for early repayment of the loan if we could not remedy the breach within a period of time. As of today, we have not received any notice from the banks to request for more collateral or guarantee or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see Note 8 in our Notes to the consolidated financial statements included in this Annual Report.

For more details about our related party debt financing, see Note 18 in our Notes to the consolidated financial statements included in this report.

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd.(“Yuteng”)(this transaction is referred to as “financing sales”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.6% to 3.2% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.6% to 3.2% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the year ended December 31, 2011 and 2010 amounted to $998.9 million and $761.8 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the year ended December 31, 2011 and 2010, accounted to $10.7 million and $7.0 million, respectively.

 Liquidity

Our accounts have been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they fall due.

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of December 31, 2011 and December 31, 2010 were (19.8) and 13.8, respectively. As of December 31, 2011, our current liabilities exceed current assets (excluding non-cash item) by $689.6 million. And as of December 31, 2012, our current liabilities exceed current assets (excluding non-cash item) by $784.8 million.

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

As a result, the consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis.

Cash-flow

Operating activities

Net cash used in operating activities for the year ended December 31, 2011 was an outflow $296.5 million compared to an outflow of $397.2 million for the year ended December 31, 2010. This change was mainly due to the combination of the following factors:

The impact of certain non-cash items included in net loss of $135.8 in year ended December 31, 2011, compared to $28.8 million in the same period in 2010. The non-cash items are the following:

-	depreciation, amortization and depletion;
-	impairment of plant and equipment;
-	change in fair value of derivative liabilities;
-	gain on debt settlement;
-	gain/loss on disposal of equipment;
-	bad debt allowance;
-	inventory written-off;
-	stock issued for services and compensation;
-	income from compensation;
-	make whole shares interest expense on notes conversion;
-	amortization of deferred note issuance cost and discount on convertible notes;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	deferred tax assets;
-	deferred lease income; and
-	foreign currency transaction gain.

The primary reasons for the material fluctuations in cash inflow are as follows:

1.	Accounts receivable: The decrease in accounts receivable is mainly due to the better collection effort of our accounts receivable from the third parties as a result of decreasing accounts receivable as of December 31, 2011.
2.	Inventories: The decrease of inventories is due to the fact that we were no longer required maintaining a high level of raw material inventories at the end of 2011. The raw material inventory reached its peak at December 31, 2010 because we were stocking for the expanded capacity from our new blast furnaces. We are no longer stocking the raw materials as of December 31, 2011, because of the increase in finished goods as a result of the increased daily production volume after the two new furnaces were put into use in May 2011. In addition, as the cost of raw materials continued to rise during the first three quarters of 2011 before the cost began to decrease in late 2011, we did not stock our raw materials and instead kept them at the minimal level required to meet our production needs.
3.	Prepaid expense: The decrease in prepaid expense is mainly due to the amortization of the other miscellaneous local tax during 2011 and we did not prepay such taxes in 2011.
4.	Prepaid value added tax: The decrease in prepaid value added tax is mainly due to the decrease in purchase of inventory. As a result, we have fewer value added tax credits pending to be offset with value added tax payables resulting from sales in the future.
5.	Accounts payable, including related parties: The increase in accounts payable is mainly due to the increased raw materials purchased during the year as a result of the launch of full-scale production at Longmen Joint Venture in May 2011 while we are utilizing credit terms to make our payments.
6.	Other payables, including related parties: The increase in other payables is mainly due to the increase of salary payable as we have increased the numbers of employees to meet the expanded production capacity from our new blast furnaces. In addition, we also increased the base salary for our employees. The increase of other payables – related party is mainly due to the additional borrowings in 2011 from our related parties and the increase of interest payables due to these parties.

7.	Customer deposits – related parties: The increase in customer deposits – related parties is mainly to our related parties customers making prepayment to us prior to the end of 2011. These deposits were immediately recognized as sales after December 31, 2011 in accordance with our sales recognition policy.
8.	Tax payable: The increase is mainly due to the increase in value added tax and other miscellaneous taxes that were caused by value added tax as a result of our increased sales in 2011.

The primary reasons for the material fluctuations in cash outflows are as follows:

1.	Notes receivable: In order to increase and promote sales, we encourage our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable during the year of 2011, compared to the same period in 2010.
2.	Notes Receivable-Restricted: In 2011, we collected more notes receivable resulting from our sales transactions and more of our notes receivable were pledged when settling with our supplies with notes payable, which resulted in the increase in our total restricted notes receivable in 2011.
3.	Account receivable – related parties: The increase is due to the sales transactions occurred right before the year ended December 31, 2011. The receivable balances were subsequently collected in the beginning of 2012.
4.	Other receivables, including related parties: The increase of other receivables is mainly due to the payment of $7.8 million that we made to the Bureau of Land and Resource in Zhashui County for the land use rights deposit made on behalf of another party. The increase of other receivables – related parties in 2011 is mainly due to the increase of reimbursement for the costs and economic losses incurred during the construction of the new iron and steel making facilities to be reimbursed by Shaanxi Steel.
5.	Advances on inventory purchases, including related parties: The increase is mainly due to the fact that more advance payments were made to the suppliers for raw material purchases to meet the higher production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.
6.	Customer deposits: The decrease of customer deposits is due to the change in deposit requirements for our medium and small size customers. As the market demand of products has dropped in the fourth quarter of 2011, in order to retain our medium and small customers, we managed to require our customers to deposit on their orders approximately 10 - 14 days prior to shipments in comparison to one month advance deposits in 2010.

Investing activities

Net cash used in investing activities was $302.7 million for the year ended December 31, 2011 compared to net cash used in investing activities of $88.3 million for the year ended December 31, 2010. Fluctuation in cash outflow between the two periods was mainly due to the increase in restricted cash and the capital expenditures. Restricted cash is used as a pledge for our notes payable as required by the banks. In 2011, such balance increased because we pledged more cash to the banks in order for them to issue notes payables to settle with our suppliers. In addition, the cash used in capital expenditures in 2011 was mainly for the relocation of production line which was completed in the fourth quarter of 2011 from Maoming Hengda to Longmen Joint Venture. We also incurred additional spending for technology improvements and technical updates in the fourth quarter of 2011 on some of our existing production lines, which improved the useful life of the production line, as well as the quality of the inventories and efficiency of the production as a result of technical updates.

Financing activities

Net cash provided by financing activities was $653.1 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $466.8 million for the year ended December 31, 2010. The increase of cash inflow from financing activities was mainly driven by the following:

1.	Treasury stock: During 2011, we repurchased 774,218 shares of our treasury stock with $1.9 million pursuant to our Shares Repurchase Program.
2.	Short term and long term loans from various banks and others, including related parties: We have repaid our loans of $844.6 million and obtained additional borrowings of $923.1 million throughout 2011. We have net borrowings of $78.5 million to finance our working capital.
3.	Notes payables: We increased notes borrowing from the bank to settle the payables with suppliers.
4.	Deposits due to sales representative: The decrease in deposits collected from sales representatives is a result of changing our deposit policy. Longmen Joint Venture entered into agreements with various entities to act as our exclusive sales agents in specified geographic areas. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with our Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. The sales agents proposed to start charging us interest on their deposits if we continue to keep a significant amount of deposits. In order to avoid such interest expenses, we changed the deposit policy at the beginning of 2011 by reducing the deposit amount from $9-12 million to $2 million for four to five large strategic distributors, which resulted in a decrease in the deposits due to sales representatives. After the change in the deposit policy, our sales representatives are no longer required to start charging us interest on their deposits.

Restrictions on our ability to distribute dividends

Substantially all of our assets are located within the PRC. Under the laws of the PRC governing foreign invested enterprises, dividend distribution and other funds transfers are allowed but subject to special procedures under relevant rules and regulations. Foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC regulations, RMB is currently convertible into U.S. Dollars under a company’s “current account” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE). Transfers from a company’s “capital account,” which includes foreign direct investments and loans, can’t be executed without the prior approval of the SAFE.

There are no restrictions to distribute or transfer other funds from General Steel Investment to us.

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2011. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

We have spent in excess of $8.8 million (RMB57 million) on a comprehensive waste water recycling and water treatment system as of December 31, 2011. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2011, 0.91 metric tons of new water was consumed per metric ton of steel produced.

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

During 2010 and 2011, more than $9.3 million (RMB60 million) were used on the technical upgrade and renovation of our converters and $0.85 billion (RMB5.5 billion) were used on the upgrade of the blast furnaces and sintering machines.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2011 fiscal year that have or that in the opinion of management, are likely to have, a current or future material effect on our financial condition or results of operations.

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

Principles of consolidation – subsidiaries

The accompanying consolidated financial statements include the financial statements of our Company, our subsidiaries, our variable interest entity (“VIE”) for which we are the ultimate primary beneficiary, and the VIE’s subsidiaries.

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

Consolidation of VIE

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as our 60% directly owned subsidiary. Upon entering into the Unified Management Agreement, Longmen Joint Venture was evaluated by our Company to determine if Longmen Joint Venture is a VIE and if we are the primary beneficiary.

Based on the projected profit in this entity and future operating plans, Longmen Joint Venture’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a board of directors with respect to Longmen Joint Venture, the powers rights and roles of both bodies were considered to determine which has the power to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, for which we hold 2 out of 4 seats, requires a ¾ majority vote, while the board of directors, on which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the board of directors and the Supervisory Committee, the board of directors prevails. In other words, the Supervisory Committee is considered to be subordinate to the board of directors. Thus, the board of directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors, have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

In connection with the Unified Management Agreement, Shaanxi Coal, Shaanxi Steel and us may provide such support on a discretionary basis in the future, which could expose us to a loss.

As discussed in Note 1 to the consolidated financial statements - Background, we have the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement. As both conditions are met, we are the primary beneficiary of Longmen Joint Venture and therefore, continue to consolidate Longmen Joint Venture.

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The board of directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment.

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). In addition, Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong, Tongxing and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these three entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

On March 1, 2012, we sold our 22.76% equity interest in Tongxing for approximately $9.2 million to a related party. In connection with this transaction, we will receive land use rights at the fair market value of approximately $9.5 million and payable in cash of approximately $0.3 million. The result of this transaction has no material impact on our sales and operating income.

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

We have re-evaluated the useful lives of depreciation and amortization to determine whether subsequent events and circumstances warrant any revisions.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in our financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of December 31, 2011 and 2010. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the years ended December 31, 2011 and 2010. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intension for future repatriation of these earnings.

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

For the years ended December 31, 2011 and 2010, we had a total tax provision of $15.6 million and a tax benefit of $8.8 million, respectively.

Non-controlling Interest

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

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build the new state-of-the-art equipment at the site of Longmen Joint Venture. To compensate Longmen Joint Venture for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.0 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled, $5.8 million (RMB 38.1 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 , and $28.7 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.1 million (RMB 89.5 million) and $14.0 million (RMB 89.3 million), respectively, for trial production costs related to the new iron and steel making facilities.

During the period June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $6.9 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the years ended December 31, 2011 and 2010, the Company recognized lease income of $2.0 million and $0.9 million, respectively. As of December 31, 2011 and 2010, the balance of deferred lease income amounted to $78.5 million and $57.6 million, respectively, of which $2.1 million and $2.0 million represents balance to be amortized within one year.

Capital lease obligations

On April 29, 2011, we, along with Longmen Joint Venture, entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the new iron and steel making facilities of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profit from the asset pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the minimum lease payment for purposes of determining the value of the leased asset and obligation at the inception of the lease, however, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 14 – “Profit sharing liability” of the Notes to Consolidated Financial Statements.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 13 – “Capital lease obligations” to the Notes to Consolidated Financial Statements). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is accreted over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any changes reflected prospectively in the estimate of the effective interest rate.

Based on the performance of the Asset Pool, no profit sharing payment was made for the year ended December 31, 2011. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the asset pool have been fully absorbed by profits.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the expected dates of adoption and effects on results of operations and financial condition.

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

The group operates in one business segment that includes four different divisions. These reportable divisions are consistent with the way we manage our business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income from operations is the same as those applied at the consolidated financial statement level.

The following represents results of divisions operations for the years ended December 31, 2011 and 2010:

(In thousands)	For the year ended December 31,
Sales:	2011	2010
Longmen Joint Venture	$3,496,551	$1,846,080
Maoming Hengda	9,946	10,011
Baotou Steel Pipe Joint Venture	8,036	12,315
General Steel (China) & Tianwu Joint Venture	267,543	68,918
Total sales	3,782,076	1,937,324
Interdivision sales	(218,180)	(55,184)
Consolidated sales	$3,563,896	$1,882,140

Gross profit:	2011	2010
Longmen Joint Venture	$(86,308)	$32,751
Maoming Hengda	(392)	(2,726)
Baotou Steel	491	562
General Steel (China) & Tianwu Joint Venture	(3,845)	2,589
Total gross profit	(90,054)	33,176
Interdivision gross profit	1,840	(1,761)
Consolidated gross profit	$(88,214)	$31,415

Income (loss) from operations:	2011	2010
Longmen Joint Venture	$(161,057)	$(8,073)
Maoming Hengda	(2,568)	(5,782)
Baotou Steel	(2,516)	(862)
General Steel (China) & Tianwu Joint Venture	(10,902)	1,133
Total loss from operations	(177,043)	(13,584)
Interdivision income (loss) from operations	1,840	(1,762)
Reconciling item (1)	(4,838)	(5,816)
Consolidated loss from operations	$(180,041)	$(21,162)

Net income (loss) attributable to General Steel Holdings, Inc.:	2011	2010
Longmen Joint Venture	$(161,897)	$(32,668)
Maoming Hengda	3,763	(5,450)
Baotou Steel	(1,861)	(744)
General Steel (China) & Tianwu Joint Venture	(17,120)	(330)
Total net loss attributable to General Steel Holdings, Inc.	(177,115)	(39,192)
Interdivision net loss	(1,501)	(1,762)
Reconciling item (1)	1,429	10,948
Consolidated net loss attributable to General Steel Holdings, Inc.	$(177,187)	$(30,006)

Depreciation and amortization:	2011	2010
Longmen Joint Venture	$54, 755	$34,131
Maoming Hengda	205	3,411
Baotou Steel	246	281
General Steel (China) & Tianwu Joint Venture	3,125	3,330
Consolidated depreciation and amortization	$58,331	$41,153

Finance/interest expenses:	2011	2010
Longmen Joint Venture	$104,372	$49,180
Maoming Hengda	262	109
Baotou Steel	(10)	14
General Steel (China) & Tianwu Joint Venture	6,655	1,955
Interdivision interest expenses	(709)	-
Reconciling item (1)	4,379	25
Consolidated interest expenses	$114,949	$51,283

Capital expenditures:	2011	2010
Longmen Joint Venture	$108,885	$80,718
Maoming Hengda	1,978	8,735
Baotou Steel	32	44
General Steel (China) & Tianwu Joint Venture	44	419
Consolidated capital expenditures	$110,939	$89,916

Total Assets as of December 31, 2011 and 2010	December 31, 2011	December31, 2010
Longmen Joint Venture	$ 2, 937,271	$1,694,895
Maoming Hengda	48,350	47,839
Baotou Steel Pipe Joint Venture	8,093	31,852
General Steel (China) & Tianwu Joint Venture	146,150	194,966
Interdivision assets	(88,326)	(173,076)
Reconciling item (2)	2,583	2,904
Total Assets	$3,054,121	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of our Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd. and Qiu Steel for the years ended December 31, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd., Yangpu Shengtong Investment Co., Ltd. and Qiu Steel as of December 31, 2011 and 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENERAL STEEL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for the year then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

February 15, 2013

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

/s/ Frazer Frost, LLP

Brea, California

March 16, 2011, except for the effects on the consolidated financial statements of the restatement described in Note 2, as to which the date is August 29, 2012

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(In thousands)

ASSETS
	2011	2010
CURRENT ASSETS:
Cash	$120,016	$65,271
Restricted cash	398,216	197,797
Notes receivable	92,910	49,147
Restricted notes receivable	584,241	240,298
Accounts receivable, net	12,601	18,500
Accounts receivable - related parties	20,593	4,160
Other receivables, net	22,411	11,150
Other receivables - related parties	87,679	10,938
Inventories	297,729	453,636
Advances on inventory purchase	63,585	24,577
Advances on inventory purchase - related parties	20,244	6,187
Prepaid expense	364	5,018
Prepaid value added tax	24,189	37,323
Short-term investment	2,906	-
Deferred tax assets	167	15,301
TOTAL CURRENT ASSETS	1,747,851	1,139,303

PLANT AND EQUIPMENT, net	1,257,236	602,612

OTHER ASSETS:
Advances on equipment purchase	10,420	14,898
Investment in unconsolidated entities	12,840	17,456
Long-term deferred expense	631	1,439
Intangible assets, net of accumulated amortization	25,143	23,672
TOTAL OTHER ASSETS	49,034	57,465

TOTAL ASSETS	$3,054,121	$1,799,380

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short term notes payable	$1,113,504	$480,152
Accounts payable	413,345	241,367
Accounts payable - related parties	121,828	79,694
Short term loans - bank	253,954	285,198
Short term loans - others	246,657	127,712
Short term loans - related parties	15,710	14,548
Other payables and accrued liabilities	49,538	30,087
Other payable - related parties	28,873	18,214
Customer deposit	90,556	133,464
Customer deposit - related parties	68,277	54,922
Deposit due to sales representatives	22,890	51,624
Deposit due to sales representatives - related parties	943	455
Taxes payable	11,374	6,237
Deferred lease income, current	2,099	1,971
Capital lease obligations, current	25,607	-
TOTAL CURRENT LIABILITIES	2,465,155	1,525,645

NON-CURRENT LIABILITIES:
Long-term loans - related party	92,035	91,020
Deferred lease income, noncurrent	76,425	55,620
Capital lease obligations, noncurrent	280,743	-
Profit sharing liability, noncurrent	303,233	-
TOTAL NON-CURRENT LIABILITIES	752,436	146,640

DERIVATIVE LIABILITIES	10	5,573

TOTAL LIABILITIES	3,217,601	1,677,858

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding as of December 31, 2011 and 2010	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,601,988 and 54,678,083 shares issued, 55,511,010 and 54,522,973 shares outstanding
as of December 31, 2011 and 2010, respectively	56	55
Treasury stock, at cost, 1,090,978 and 316,760 shares as of
December 31, 2011 and 2010, respectively	(2,795)	(871)
Paid-in-capital	107,940	104,970
Statutory reserves	6,388	6,202
Accumulated deficits	(229,083)	(51,793)
Accumulated other comprehensive income	10,200	10,987
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY	(107,291)	69,553

NONCONTROLLING INTERESTS	(56,189)	51,969

TOTAL EQUITY	(163,480)	121,522

TOTAL LIABILITIES AND EQUITY	$3,054,121	$1,799,380

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands, except per share data)

	2011	2010

SALES	$2,452,127	$1,392,770

SALES - RELATED PARTIES	1,111,769	489,370
TOTAL SALES	3,563,896	1,882,140

COST OF GOODS SOLD	2,519,183	1,369,523

COST OF GOODS SOLD - RELATED PARTIES	1,132,927	481,202
TOTAL COST OF GOODS SOLD	3,652,110	1,850,725

GROSS PROFIT (LOSS)	(88,214)	31,415

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	91,827	52,577

LOSS FROM OPERATIONS	(180,041)	(21,162)

OTHER INCOME (EXPENSE)
Interest income	7,892	6,154
Finance/interest expense	(114,949)	(51,283)
Change in fair value of derivative liabilities	5,563	15,055
Gain on debt settlement	3,430	-
Gain (loss) on disposal of equipment	693	(9,447)
Realized income from future contracts	415	1,424
Income from equity investments	5,302	6,383
Foreign currency transaction gain	3,424	-
Lease income	2,008	943
Other non-operating expense, net	(1,442)	(3,120)
Other expense, net	(87,664)	(33,891)

LOSS BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(267,705)	(55,053)

PROVISION FOR INCOME TAXES
Current	175	1,267
Deferred	15,419	(10,049)
Provision (benefit) for income taxes	15,594	(8,782)

NET LOSS	(283,299)	(46,271)

Less: Net loss attributable to noncontrolling interest	(106,112)	(16,265)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(177,187)	$(30,006)

NET LOSS	(283,299)	(46,271)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(587)	4,623

COMPREHENSIVE LOSS	(283,886)	(41,648)

Less: Comprehensive loss attributable to noncontrolling interest	(105,912)	(14,511)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(177,974)	$(27,137)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,750	53,113

LOSS PER SHARE
Basic and Diluted	$(3.24)	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
	Shares	Par value	Shares	Par value	Shares	At cost	Paid-in capital	Statutory reserves	Unrestricted	comprehensive income	Noncontrolling interest	Total
BALANCE, December 31, 2009	3,093	$3	51,619	$52	-	$-	$95,588	$6,162	$(21,787)	$8,118	$70,148	$158,284

Net loss attributable to General Steel Holdings, Inc.									(30,006)			(30,006)
Net loss attributable to noncontrolling interest											(16,265)	(16,265)
Distribution of dividend to noncontrolling shareholders											(3,934)	(3,934)
Noncontrolling interest acquired											(1,270)	(1,270)
Registered capital received from noncontrolling shareholders											1,182	1,182
Adjustment to special reserve								40			354	394
Common stock issued for compensation			733	0.73			2,201					2,202
Common stock issued for debt settlement			928	0.93			2,403					2,404
Common stock transferred by CEO for compensation							276					276
Notes converted to common stock			1,209	1.21			3,544					3,545
Make whole shares issued on notes conversion			272	0.27			741					741
Common stock issued for accrued interest on notes			79	0.08			217					217
Treasury stock purchased			(317)	(0.32)	317	(871)						(871)
Foreign currency translation adjustments										2,869	1,754	4,623

BALANCE, December 31, 2010	3,093	$3	54,523	$55	317	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net loss attributable to General Steel Holdings, Inc.									(177,187)			(177,187)
Net loss attributable to noncontrolling interest											(106,112)	(106,112)
Adjustment to statutory reserve								104	(103)		608	609
Adjustment to special reserve								82			128	210
Common stock issued for compensation			788	0.79			1,253					1,254
Common stock issued for debt settlement			974	0.97			1,441					1,442
Common stock transferred by CEO for compensation							276					276
Treasury stock purchased			(774)	(0.77)	774	(1,924)						(1,925)
Dividend declared to noncontrolling shareholders											(2,982)	(2,982)
Foreign currency translation adjustments										(787)	200	(587)

BALANCE, December 31, 2011	3,093	$3	55,511	$56	1,091	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(283,299)	$(46,271)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	58,331	41,153
Impairment of plant and equipment	5,424	1,747
Change in fair value of derivative liabilities	(5,563)	(15,055)
Gain on debt settlement	(3,430)	-
(Gain) loss on disposal of equipment	(693)	8,257
Bad debt allowance	3,529	326
Inventory written-off	37,512	1,061
Stock issued for services and compensation	1,530	2,479
Income from compensation	-	(1,377)
Make whole shares interest expense on notes conversion	-	1,130
Amortization of deferred note issuance cost and discount on convertible notes	-	17
Amortization of deferred financing cost on capital lease	27,704	-
Income from equity investments	(5,302)	(6,383)
Deferred tax assets	15,419	(10,058)
Deferred lease income	4,782	5,549
Foreign currency transaction gain	(3,424)	-
Changes in operating assets and liabilities
Notes receivable	(41,318)	(18,498)
Notes receivable - restricted	(329,839)	(234,342)
Accounts receivable	4,761	(8,647)
Accounts receivable - related parties	(16,015)	14,065
Other receivables	(12,638)	(3,210)
Other receivables - related parties	(50,562)	(2,968)
Inventories	131,695	(270,046)
Advances on inventory purchases	(37,674)	4,681
Advances on inventory purchases - related parties	(13,608)	13,782
Prepaid expense	4,753	-
Long-term deferred expense	845	-
Prepaid value added tax	14,223	-
Accounts payable	160,657	76,003
Accounts payable - related parties	38,647	45,480
Other payables and accrued liabilities	18,076	(1,527)
Other payables - related parties	9,845	30,618
Customer deposits	(46,870)	(24,433)
Customer deposits - related parties	11,211	18,855
Taxes payable	4,834	(19,543)
Net cash used in operating activities	(296,457)	(397,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(190,178)	741
Acquired long term investment	-	(2,021)
Cash proceeds from disposal of long-term investment	-	8,137
Cash made to short term investment	(2,858)	-
Cash proceeds from sales of equipment	1,306	1,828
Advance on equipment purchases	-	(7,106)
Equipment purchase and intangible assets	(110,939)	(89,916)
Net cash used in investing activities	(302,669)	(88,337)

CASH FLOWS FINANCING ACTIVITIES:
Payments made to dividend distribution	-	(2,855)
Payments made for treasury stock acquired	(1,923)	(870)
Capital contributed by noncontrolling interest	-	1,184
Borrowings on short term loans - bank	563,007	327,807
Payments on short term loans - bank	(600,294)	(199,905)
Borrowings on short term loan - others	330,037	152,517
Payments on short term loans - others	(212,661)	(174,913)
Borrowings on short term loan - related parties	15,450	71,714
Payments on short term loans - related parties	(14,817)	(11,850)
Borrowings on short term notes payable	1,655,741	905,124
Payments on short term notes payable	(1,049,680)	(693,633)
Deposits due to sales representatives	(30,066)	987
Deposit due to sales representatives - related parties	464	444
Borrowings on long term loan - related parties	14,677	91,020
Payments on long term loan - related parties	(16,865)	-
Net cash provided by financing activities	653,070	466,771

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	801	1,874

INCREASE (DECREASE) IN CASH	54,745	(16,847)

CASH, beginning of year	65,271	82,118

CASH, end of year	$120,016	$65,271

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

Recent developments

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $581.4 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

The Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture as a capital lease. See Notes 2 “Summary of significant accounting policies”, 13 “Capital lease obligations” and 14 “Profit sharing liability”.

Note 2 – Summary of significant accounting policies

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd.	PRC	99.1%
Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture	PRC	VIE/60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%
Tianwu General Steel Material Trading Co., Ltd (“Tianwu Joint Venture”)	PRC	60.0%

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board with respect to Longmen Joint Venture, the powers (rights and roles) of both bodies were considered to determine which party has the power to direct the activities of Longmen Joint Venture, and by extension, whether the Company continues to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner, as discussed in Note 1- “Recent Developments”. The Supervisory Committee, on which the Company holds 2 out of 4 seats, requires a ¾ majority vote, while the Board, on which the Company holds 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails, the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

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

The Company believes that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE. However, in the PRC law, and/or uncertainties in the PRC legal system could limit the Company’s ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment and the potential for a different conclusion. The Company is making ongoing assessment to determine whether Longmen Joint Venture is a VIE.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Current assets	$1,674,171	$1,087,108
Plant and equipment, net	1,217,264	553,688
Other noncurrent assets	45,836	54,099
Total assets	2,937,271	1,694,895
Total liabilities	(3,131,823)	(1,612,925)
Net assets (net liabilities)	$(194,552)	$81,970

VIE and its subsidiaries’ liabilities consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$1,105,570	$447,992
Accounts payable	401,158	230,753
Accounts payable - related parties	81,403	56,742
Short term loans - bank	209,234	260,977
Short term loans - others	240,684	113,328
Short term loans - related parties	15,710	14,548
Other payables and accrued liabilities	31,249	27,932
Other payables - related parties	20,677	2,132
Customer deposits	84,767	129,832
Customer deposits - related parties	66,932	53,624
Deposit due to sales representatives	22,890	52,079
Taxes payable	5,386	5,159
Deferred lease income - current	2,099	1,971
Capital lease obligations, current portion	25,607	-
Intercompany payable to be eliminated	66,021	69,216
Total current liabilities	2,379,387	1,466,285
Non-current liabilities:
Long term loans - related parties	92,035	91,020
Deferred lease income - noncurrent	76,425	55,620
Capital lease obligations, noncurrent portion	280,743	-
Profit sharing liability, noncurrent	303,233	-
Total non-current liabilities	752,436	146,640
Total liabilities of consolidated VIE	$3,131,823	$1,612,925

VIE and its subsidiaries’ statements of operations are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Sales	$3,496,551	$1,846,080
Gross profit (loss)	$(86,308)	$32,751
Loss from operations	$(161,057)	$(8,073)
Net loss attributable to controlling interest	$(161,897)	$(32,668)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). In addition, Longmen Joint Venture has three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong, Tongxing and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these three entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these three entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

Tongxing

Longmen Joint Venture holds a 22.76% equity interest in Tongxing and hundreds of employees of Longmen Joint Venture own the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights have been assigned through the date Tongxing ceases its business operation or the employees sell their interest in Tongxing. Tongxing’s business is highly reliant on Longmen Joint Venture. Tongxing’s main business is to process rebar (See Note 24).

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

The Company’s accounts have been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon aligning its sources of funding (debt and equity) with the expenditure requirements of the Company and repayment of the short-term debt facilities as and when they fall due.

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio at of December 31, 2011 and 2010 were (19.7) and 13.8, respectively. As of December 31, 2011, the Company’s current liabilities exceed current assets (excluding non-cash item) by $689.6 million. And as of December 31, 2012, the Company’s current liabilities exceed current assets (excluding non-cash item) by $784.8 million.

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

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. Its total iron ore sales in 2011 were over 16 million metric tons. In October 2012, Company C signed a one year agreement which is effective and payables from October 2012 to finance Longmen Joint Venture up to $158.3 million for its iron ore purchase. According to the agreement, during the contract period, Longmen Joint Venture agrees to purchase iron ore from Company C in an amount not less than 3 million metric ton. Company C agrees to provide the amount of not less than $158.3 million in iron ore for Longmen Joint Venture. During the contract term, Longmen Joint Venture also needs to pay a monthly interest expense based on a variable interest rate equal to 110% of the one year benchmark rates of similar loans published by the Peoples Bank of China. This agreement would also help secure Company C’s iron ore sales to Longmen Joint Venture. The Company had not made any purchases from Company C as of the date of this report.

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

Financing sales

As part of our working capital management, Longmen Joint Venture has entered into an additional financing sales agreement with a third party company, Company E and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”)(“financing sales”) to provide liquidity to the Company in the total amount of $79.2 million.

According to the financing sales agreements, Longmen Joint Venture sells rebar to Company E at a certain price, and Yuxin and Yuteng will purchase back the rebar from Company E at a higher price than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for at least $7.9 million for the rebar sold. From December 31, 2012 till the expiration date of the contract or December 31, 2013, the advance payment balance cannot be less than $79.2 million. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company E was approximately $23.7 million.

Other financing

On January 7, 2013, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $43.5 million in financial support from a two-year balancing payment extension granted by the following three companies:

Company	Financing period covered	Financing Amount
		(in millions)
Company F – related party	January 7, 2013 – January 6, 2015	$15.8
Company G – related party	January 7, 2013 – January 6, 2015	20.6
Company H – related party	January 7, 2013 – January 6, 2015	7.1
Total		$43.5

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

As a result, the consolidated financial statements for the year ended December 31, 2011 have been prepared on a going concern basis.

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the fair value of financial instruments, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in the financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2011 and 2010, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2011 and 2010 amounted to $518.2 million and $263.1 million, respectively. As of December 31, 2011, $0.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 27.1% and 28.6% of the Company’s total sales for the years ended December 31, 2011 and 2010, respectively. These five major customers accounted for 27.2% and 0% of total accounts receivable as of December 31, 2011 and 2010, respectively. One of the five major customers accounted for more than 10% of total accounts receivable.

For years ended December 31, 2011 and 2010, the Company purchased approximately 48.6% and 48.0% of its raw materials from five major suppliers, respectively. These five vendors accounted for 16.9% and 28.3% of total accounts payable as of December 31, 2011 and 2010, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable.

(g)	Revenue recognition

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

(h)	Foreign currency translation and other comprehensive income

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

Translation adjustments included in accumulated other comprehensive income amounted to $10.2 million and $11.0 million as of December 31, 2011 and 2010, respectively. The balance sheet amounts, with the exception of equity at December 31, 2011 and 2010 were translated at 6.37 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2011 and 2010 were 6.47 RMB and 6.76 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(i)	Financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, short term investment, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available.

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

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors issuing $40.0 million (“Notes”) and 1,154,958 warrants. The warrants can be converted to common stock through May 13, 2013 at $13.51 per share, subject to customary anti-dilution adjustments.

On December 24, 2009, the holders of the existing warrants of 1,154,958 shares entered into an agreement with the Company that reset the exercise price from $13.51 to $5 per share and increased the number of warrants from 1,154,958 to 3,900,871.

In December 2009, the Company issued 2,777,778 warrants in connection with a registered direct offering.

The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stocks by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of December 31, 2011 and 2010. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 10 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Carrying Value as of December 31, 2011	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$10	$-	$10	$-
Profit sharing liability	303,233	-	-	303,233
Total	$303,243	$-	$10	$303,233

We re-measured the fair value of the 40% profit sharing liability as of December 31, 2011 and the difference is immaterial in comparing to the initial value.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$5,573	$24,390
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	280,857	-
Current period interest expense accreted	14,047	389
Current period payments made for principal and stated interest	-	(217)
Current period note converted carrying value	-	(3,934)
Change of derivative liabilities charged to earnings	(5,563)	(15,055)
Exchange rate effect	8,329	-
Ending balance	$303,243	$5,573

Except for the derivative liabilities and profit sharing liability, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard.

(j)	Cash

Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

(k)	Restricted cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions. The notes payable are generally short term in nature due to its maturity period of six months or less, thus restricted cash is classified as a current asset.

(l)	Accounts receivable and allowance for doubtful accounts

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

(m)	Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $92.9 million and $49.1 million outstanding as of December 31, 2011 and 2010, respectively.

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks. As of December 31, 2011 and 2010, restricted notes receivable amounted to $584.2 million and $240.3 million, respectively.

(n)	Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $83.8 million and $30.8 million as of December 31, 2011 and 2010, respectively.

(o)	Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had written-off $37.5 million inventory cost for the year ended December 31, 2011.

(p)	Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2011 and 2010 amounted to $30.1 million and $9.5 million, respectively.

(q)	Plant and equipment, net

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

(r)	Intangible assets

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2011, the Company expects these assets to be fully recoverable.

Land use rights

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.7 million (RMB $23.7 million). These land use rights are for 50 years and expire in 2050 and 2053. The Company amortizes the land use rights over the twenty-year business term because its business license had a twenty-year term.

Long Steel Group contributed land use rights for a total amount of $23.4 million (RMB $148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.6 million (RMB $16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,727	2050 & 2053
Longmen Joint Venture	$23,351	2048 & 2052
Maoming Hengda	$2,607	2054

Mining right

Mining rights are capitalized at cost when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. In October 2011, Longmen Joint Venture acquired iron ore mining right amounting to $2.3 million (RMB $14.9 million), which is amortized over the estimated recoverable reserve of 4.2 million tons.

(s)	Investments in unconsolidated entities

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

Longmen Joint Venture and its subsidiary - Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) invested in several companies from 2003 to 2007. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as at December 31, 2011 and 2010.

Unconsolidated subsidiaries	Year acquired	2011 Net investment (In thousands)	Owned %		2010 Net investment (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd	2004	$8,304	22.1		$4,779	22.1
Shaanxi Xinglong Thermoelectric Co. Ltd.	2004- 2007	-		-	8,534	20.7
Huashan Metallurgical Equipment Co., Ltd.	2003	3,067	25.0		2,907	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	428	23.8		-	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2007	1,041	24.1		1,236	27.0
Total		$12,840			$17,456

Total investment income in unconsolidated subsidiaries amounted to $3.9 million and $6.4 million for the years ended December 31, 2011 and 2010, respectively, which is included in “Income from equity investments” in the consolidated statements of operations and other comprehensive income (loss).

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Long Steel Group for $11.3 million (RMB 72.9 million) on April 30, 2011. As of April 30, 2011, our investment in Xinglong was approximately $9.9 million and this transaction resulted in a gain of $1.4 million, which is included in “Income from equity investments” in the consolidated statements of operations and other comprehensive income (loss).

(t)	Short-term notes payable

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

(u)	Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2011 and 2010, customer deposits amounted to $158.8 million and $188.4 million, respectively, including deposits received from relate parties, amounting to $68.3 million and $54.9 million, respectively.

(v)	Deferred lease income

To reimburse Longmen Joint Venture for certain construction costs incurred as well as economic losses on suspended production to accommodate the construction of the new iron and steel making facilities on behalf of Shaanxi Steel, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture for the value of assets dismantled, various site preparation costs incurred and rent under a 40-year land sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and for the reduced production efficiency caused by the construction. Applying the lease accounting guidance, the Company has concluded that, except for the reimbursement for site preparation costs incurred, the amount of reimbursement should be deferred and recognized as a component of the land that was sub-leased during the construction, to be amortized to income over the remaining term of the 40-year sub-lease. Deferred lease income represents the remaining balance of compensation being deferred.  See Note 12–“Deferred lease income”.

(w)	Non-controlling Interest

Non-controlling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, an individuals’ 0.9% interest in Yangpu Shengtong Investment Co., Ltd. , two individuals’ 1.3% interest in Qiu Steel, an individual’s 1% interest in Maoming Hengda, and TME Group’s 40% interest in Tianwu Joint Venture. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

(x)	Earnings per share

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

(y)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of December 31, 2011, the Company had repurchased 1,090,978 total shares of its common stock under the share repurchase plan approved by the Board of Directors in December 2010.

(z)	Income taxes

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

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

(aa)	Share-based compensation

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

(bb)	Comprehensive income

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

(cc)	Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued revised guidance on the “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The revised guidance specifies how to measure fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, not requiring additional fair value measurements and not intending to establish valuation standards or affect valuation practices outside of financial reporting. The revised guidance is effective for all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements during interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on its consolidated financial statements.

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

(dd)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Accounts receivable	$14,624	$18,796
Less: allowance for doubtful accounts	(2,023)	(296)
Accounts receivable – related parties	20,593	4,160
Net accounts receivable	$33,194	$22,660

Movement of allowance for doubtful accounts is as follows:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$296	$490
Charge to expense	1,972	174
Less: write-off	(284)	(386)
Exchange rate effect	39	18
Ending balance	$2,023	$296

Note 4 – Inventories

Inventories consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Supplies	$20,869	$13,733
Raw materials	240,898	381,178
Finished goods	35,962	58,725
Total inventories	$297,729	$453,636

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. For the years ended December 31, 2011 and 2010, the Company had written-off $37.5 million and $1.1 million inventory cost, which was included in “Total cost of goods sold” in the consolidated statements of operations and other comprehensive income (loss).

Note 5– Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $83.8 million and $30.8 million as of December 31, 2011 and 2010, respectively.

Note 6 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Buildings and improvements	$183,343	$116,294
Machinery	626,978	502,958
Machinery under capital lease	581,413	-
Transportation and other equipment	18,132	13,253
Construction in progress	8,203	65,749
Subtotal	1,418,069	698,254
Less: accumulated depreciation	(155,318)	(95,642)
Less: impairment of long-lived assets	(5,515)	-
Total	$1,257,236	$602,612

Construction in progress consisted of the following as of December 31, 2011:

Construction in progress	Value	Completion
description	(In thousands)	date
Thousands tons gas tank piping transformation	$629	March 2012
Sintering machine transformation	470	January 2012
Inventory warehouse	211	February 2012
Electricity dispatch center	158	June 2012
Steelmaking system transformation	96	June 2012
Project materials	5,759
Others	880
Total	$8,203

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Machinery	$581,413	$-
Subtotal	581,413	-
Less: accumulated depreciation	(18,411)	-
Carrying value of leased assets	$563,002	$-

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. General Steel (China) leases facility to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”) including approximately 776,078 square feet of workshops, land, equipment and other facilities. The term of the original lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.3 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they did not plan to lease the assets after the end of 2012 and will terminate the supplemental agreement early. There was no penalty for early termination of the lease. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment amount of $5.4 million (RMB 35.1 million) was in the selling, general and administrative expenses.

Due to significant downturn in steel prices in the fourth quarter of 2011and the associated negative impact on the Company’s gross profit and operating loss, the Company assessed the recoverability of all of its remaining long lived assets. Such assessment did not result in any other impairment charges for the year ended December 31, 2011.

The Company determined that the construction in progress in Maoming Hengda was impaired as of June 30, 2010. For the year ended December 31, 2010, $1.7 million construction-in-progress has been written off and included in selling, general and administrative expenses.

Depreciation expenses for the years ended December 31, 2011 and 2010 amounted to $56.4 million and $40.1 million, respectively. These amounts include depreciation of assets held under capital leases for the years ended December 31, 2011 and 2010, which amounted to $18.1 million and $0, respectively.

Note 7 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Land use rights	$29,685	$28,462
Mining right	2,338	-
Software	685	660
Subtotal	32,708	29,122
Less:
Accumulated amortization – land use rights	(6,442)	(5,316)
Accumulated amortization – mining right	(822)	-
Accumulated amortization – software	(301)	(134)
Subtotal	(7,565)	(5,450)
Intangible assets, net	$25,143	$23,672

The gross amount of the intangible assets amounted to $32.7 million and $29.1 million as of December 31, 2011 and 2010, respectively. The remaining weighted average amortization period is 35.3 years as of December 31, 2011.

Total amortization expense for the years ended December 31, 2011 and 2010 amounted to $1.1 million and $1.1 million, respectively.

Total depletion expense for the years ended December 31, 2011 and 2010 amounted to $0.8 million and $0, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Years ended	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
December 31, 2012	$1,922	23,221
December 31, 2013	1,922	21,299
December 31, 2014	1,922	19,377
December 31, 2015	1,922	17,455
December 31, 2016	1,922	15,533
Thereafter	15,533	-
Total	$25,143

Note 8 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $363.3 million and $167.7 million as of December 31, 2011 and 2010, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $451.1 million and $159.3 million as of December 31, 2011 and 2010, respectively.

The Company had the following short-term notes payable as of:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due June 2012. Restricted cash required of $7.9 million and $11.7 million as of December 31, 2011 and 2010, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$7,934	$21,541
Longmen Joint Venture: Notes payable to various banks in China, due various dates from January to June 2012. $355.4 million restricted cash and $451.1 million notes receivable are secured for notes payable as of December 31, 2011, and comparatively $150.7 restricted cash and $159.3 million notes receivable secured as of December 31, 2010, respectively; some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	1,105,570	447,992
Bao Tou: Notes payable to various banks in China, due in April 2011. Restricted cash required of $5.3 million as of December 31, 2010, guaranteed by third parties.	-	10,619
Total short-term notes payable	$1,113,504	$480,152

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from January to December 2012. Weighted average interest rate was 7.5% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$43,149	$24,220
Longmen Joint Venture: Loans from various banks in China, due various dates from January to December 2012. Weighted average interest rate was 8.3% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	209,234	260,978
Tianwu: Loans from Industrial and Commercial Bank of China Limited, due date various from March to August 2012. Interest rate was 5% additional to standard bank interest rate, and secured by accounts receivables. These loans were either repaid or renewed subsequently on the due dates	1,571	-
Total short-term loans - bank	$253,954	$285,198

As of December 31, 2011 and December 31, 2010, the Company has not met its financial covenant stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of December 31, 2011 and 2010, the Company's debt to asset ratio was 105.4% and 93.2%, respectively.

Furthermore, the Company is party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of December 31, 2011 and December 31, 2010 were $12.6 million and $12.1 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to June 2012, and weighted average interest rate was 6.2% per annum. These loans were either repaid or renewed subsequently on the due dates.	$143,102	$75,380
Longmen Joint Venture: Loans from financing sales.	97,583	37,947
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	5,972	14,385
Total short-term loans – others	$246,657	$127,712

The Company had various loans from unrelated companies amounting to $246.7 million and $127.7 million as of December 31, 2011 and 2010, respectively. Of the $246.7 million, $6.0 million loans carry no interest, $97.6 million of financing sales are subject to interest rates ranging between 0.6% and 3.2%, and the remaining $143.1 million are subject to interest rates ranging from 3.4% to 9.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the years ended December 31, 2011 and 2010 amounted to $998.9 million and $761.8 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2011 and 2010, accounted to $10.7 million and $7.0 million, respectively.

Short term loans due to related parties

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.	$15,710	$-
Longmen Joint Venture: Loans from Shaanxi Steel, due July 2011, and interest rate was 5.6% per annum.	-	14,548
Total short-term loans - related parties	$15,710	$14,548

Long-term loans due to related parties

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due various dates from July 2013 to November 2015 and interest rates 5.6% - 5.9% per annum	$92,035	$91,020
Total long-term loans - related parties	$92,035	$91,020

As of December 31, 2011, the total assets used by the company as collateral were $20.3 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $114.9 million and $51.3 million for the years ended December 31, 2011 and 2010, respectively.

Capitalized interest amounted to $3.0 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively.

Note 9 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The Company had $23.8 million and $52.1 million in deposits due to sales representatives, including deposits due to related parties, as of December 31, 2011 and 2010, respectively.

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

The fair value of the warrants as of December 31, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.17%	0.24%
Expected lives	1.37 years	0.48 years
Market price	$0.99	$0.99
Strike price	$5.00	$5.00

As of December 31, 2011 and 2010, derivative liabilities amounted to $10.2 thousand and $5.6 million, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2009	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	6,678,649

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	1.37
Outstanding and exercisable warrants issued in 2009	$5.00	2,777,778	0.48

Note 11 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $22.5 million and $20.9 million for the years ended December 31, 2011 and 2010, respectively.

The Company paid income tax amounted to $0.8 million and $1.8 million for the years ended December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011, the Company recognized $0.3 million of non-operating income that has not been collected. The unpaid amount was included in the other receivables in the consolidated balance sheets.

For the years ended December 31, 2011 and 2010, the Company recognized $13.8 million and $35.6 million, respectively, of deferred lease income in related to other receivables – related parties that have not been collected.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 13 – “Capital lease obligations”.

During the year ended December 31, 2011, the Company issued 974,571 shares of common stock for repayment of debt of $4.8 million.

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Shaanxi Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Shaanxi Long Steel Group for $11.3 million on April 30, 2011. This transaction resulted in a gain of $1.4 million, which is included in “Income from equity investments” in the consolidated statements of operations and other comprehensive income (loss). As of December 31, 2011, the unpaid amount of $11.4 million was included in the other receivable – related parties.

Note 12 - Deferred lease income

As explained in Note 2(v) - “Deferred lease income”, to compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.0 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled, $5.8 million (RMB 38.1 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $28.7 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.1 million (RMB 89.5 million) and $14.0 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $6.9 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the years ended December 31, 2011 and 2010, the Company recognized lease income of $2.0 million and $0.9 million, respectively. As of December 31, 2011 and 2010, the balance of deferred lease income amounted to $78.5 million and $57.6 million, respectively, of which $2.1 million and $2.0 million represents balance to be amortized within one year.

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production cost	14,042	13,584
Add: Deferred depreciation cost during free use period	6,904	6,656
Less: Lease income realized	(2,008)	(943)
Exchange rate effect	1,995	563
Ending balance	78,524	57,591
Ending balance – current portion	(2,099)	(1,971)
Ending balance - noncurrent portion	$76,425	$55,620

Note 13 - Capital lease obligations

As explained in Note 1- “Background”, on April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 14 – “Profit sharing liability”.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of December 31, 2011:

(in thousands)	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total

Year ended December 31, 2012	$46,029	$-	$46,029
Year ended December 31, 2013	27,617	-	27,617
Year ended December 31, 2014	27,617	-	27,617
Year ended December 31, 2015	27,617	-	27,617
Year ended December 31, 2016	27,617	-	27,617
Thereafter	395,845	854,157	1,250,002
Total minimum lease payments	552,342	854,157	1,406,499
Less: amounts representing interest	(245,992)	(550,924)	(796,916)
Ending balance	$306,350	$303,233	$609,583

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the years ended December 31, 2011 on the capital lease obligations are $27.7 million and $18.6 million on the minimum lease payment and profit sharing liability, respectively.

As of December 31, 2011 and 2010, the amount payable to Shaanxi Steel was approximately $18.4 million and $0, respectively, and was included in the current portion of capital lease obligation.

Note 14 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 13- “Capital lease obligations”). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is amortized over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis.

Based on the performance of the Asset Pool, no profit sharing payment was made for the year ended December 31, 2011. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 15 – Other income (expense)

Gain on debt settlement

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda Industrial Group Ltd. (“Guangzhou Hengda”), an unrelated party, and its sole shareholder Ms Ding Yumei whereby the Company issued 974,571 shares of its common stock (the “Shares”) to Ms Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to partially repay the outstanding balance due to Guangzhou Hengda by $4.8 million. The Company recorded paid-in-capital based on the market price of its common stock on the date of debt settlement at $1.48 per share, totaling $1.4 million and a gain from debt settlement totaling $3.4 million for the year ended December 31, 2011, respectively, which was the difference between the amount of debt extinguished and the fair value of the Shares issued in the settlement.

Realized income from future contracts

On May 2011, the Company entered a forward contract with one unrelated party to minimize the economic impact of price fluctuations of steel rebar. The contract was not material and only represent less than 1% of the company’s anticipated rebar sales in 2011. The Company has not designated the derivative as a hedging instrument, and, as such, includes the realized gain or loss in other income (expense). For the year ended December 31, 2011, the Company realized $0.4 million gain on these contracts. There was no cash deposit held in the brokerage account and no trading financial assets and no open contracts held as of December 31, 2011. There are no required minimum investment amount and no specific contract period requirement on this future brokerage contract. The contract amount may be withdrawn at any time.

On May 2010, the Company entered a forward contract with one unrelated party to minimize the economic impact of price fluctuations of steel rebar. The contract was not material and only represent less than 1% of the Company’s anticipated rebar sales in 2010. The Company has not designated the derivative as a hedging instrument, and, as such, includes the realized gain or loss in other income (expense). For the year ended December 31, 2010, the Company realized $1.4 million gain on these contracts. There was no cash deposit held in the brokerage account and no trading financial assets and no open contacts held as of December 31, 2010. There are no required minimum investment amount and no specific contract period requirement on this future brokerage contract. The contract amount may be withdrawn at any time.

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the years ended December 31, 2011 and 2010, the Company recognized deferred lease income of $2.0 million and $0.9 million, respectively.

 Note 16 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2011 and 2010 are as follows:

(In thousands)	December 31, 2011	December 31, 2010
Current	$175	$1,267
Deferred	15,419	(10,049)
Total provision (benefit) for income taxes	$15,594	$(8,782)

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

The estimated tax savings (costs) due to the preferential tax rate for the years ended December 31, 2011 and 2010 are $0 and $(6.1) million, respectively. The net effect on earnings per share if the preferential tax rate had not been applied would increase loss per share by $ 0 and $0.11 for the years ended December 31, 2011 and 2010, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
China income taxes	25.0%	25.0%
Current year tax loss that were not recognized as deferred tax assets	(27.3)%	2.3%
Effect of deferred tax assets valuation allowance	(17.1)%	-
Effect of different tax rate of subsidiaries operating in other jurisdictions	13.6%	(12.3)%
Total provision for income taxes	(5.8)%	15.0%

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $309.0 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. After the filing of the 2010 Form 10-K/A, management reevaluated the Company's future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets at Longmen Joint Venture, which represent approximately 99% of the total deferred tax assets of the Company as of December 31, 2011. The valuation allowance as of December 31, 2011 was $47.7 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2011		December 31, 2010
	(in thousands)		(in thousands)
Beginning balance	$15,301	(A)	$5,044	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	920		2,343
Effective tax rate	25%		25%
Deferred tax asset	230	(B)	586	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	211,967		65,019
Effective tax rate	15%		15%
Deferred tax asset	31,795	(C)	9,753	(C)
Less: Valuation allowance	(46,914	)(D)	-	(D)
Exchange difference	(245	)(E)	(82	)(E)
Total (A+B+C+D+E)	$167		$15,301

Movement of valuation allowance:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$-	$-
Current period addition	46,914	-
Current period reversal	-	-
Exchange difference	789	-
Ending balance	$47,703	$-

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the years ended December 31, 2011 and 2010. The net operating loss carry forwards for United States income taxes amounted to $1.8 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2011 was $0.6 million. The net change in the valuation allowance for the year ended December 31, 2011 was $0.2 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $0.7 million as of December 31, 2011. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2011 and 2010, the Company had $20.4 million and $37.3 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $985.9 million and $934.2 million, respectively, for the year ended December 31, 2011, $519.0 million and $482.4 million, respectively, for the year ended December 31, 2010.

Taxes payable consisted of the following:

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
VAT taxes payable	$4,856	$3,921
Income taxes payable	96	840
Misc. taxes	6,422	1,476
Totals	$11,374	$6,237

Note 17 – Loss per share

The computation of loss per share is as follows:

 (in thousands, except per share data)

	December 31, 2011	December31, 2010
Loss attributable to holders of common stock	$(177,187)	$(30,006)
Basic and diluted weighted average number of common shares outstanding	54,750	53,113
Loss per share
Basic and diluted	$(3.24)	$(0.56)

The Company had warrants exercisable for 6,678,649 shares of the Company’s common stock at December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the years ended December 31, 2011 and 2010.

Note 18 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 1- “Background” and 13 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

Balance at December 31, 2011
(in thousands)
Machinery	$581,413
Less: accumulated depreciation	(18,411)
Carrying value of leased assets	$563,002

b. On April 30, 2011, Tongxing completed its transfer of 20.7% share of Shaanxi Xinglong Thermoelectric Co., Ltd. to the Labor Union Trust of Shaanxi Long Steel Group. The transfer price of $11.3 million (RMB 72.9 million) was considered to be at fair value based on management assessment. As of April 30, 2011, our investment in Xinglong is approximately $9.9 million and this transaction resulted in a gain of $1.4 million, which is included in “Income from equity investments” in the consolidated statements of operations and other comprehensive income (loss).

c. On March 31, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipments and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they do not intend to extend the lease at the end of 2012 and plans to terminate the supplemental agreement early. There is no penalty for early termination.

For the years ended December 31, 2011 and 2010, General Steel (China) realized rental income in each period of $3.1 million which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and other comprehensive income (loss).

.

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Original cost of fixed assets leased	$33,903	$33,385
Less: Accumulated depreciation	(17,813)	(15,286)
Less : Impairment of long-lived assets	(5,515)	-
Fixed assets leased, net	$10,575	$18,099

The future rental payments to be received associated with the Lease Agreement entered into on March 31, 2010 and the supplemental agreement entered into on July 28, 2011 and ending on December 31, 2012, are as follows:

As at December 31,	Amount
(in thousands)
2012	$3,115
Thereafter	-
Total	$3,115

d. The following chart summarized sales to related parties for the years ended December 31, 2011 and 2010.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$337,359	$344,556
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	94,984	47,268
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	76,130	43,778
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	187,689	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	160,422	-
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	58,299	38,545
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	37,432	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	20,014	-
Shaanxi Steel	Majority shareholder of Long Steel Group	19,735	1,152
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	5,503
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	8,385
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	69,872	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	48,991	-
Others	Entities either owned or have significant influence by our affiliates or management	842	183
Total		$1,111,769	$489,370

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

e. The following charts summarize purchases from related parties for the years ended December 31, 2011 and 2010.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$913,850	553,752
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,772	8,489
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	391,065	234,479
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	37,890	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	19,076	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	19,110	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	34,810	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,509	1,984
Others	Entities either owned or have significant influence by our affiliates or management	1,471	1,019
Total Related Party Purchases		$1,428,553	$799,723

Related party balances

a.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$9,187	$3,023
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,141
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	303	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	755	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,054
Shaanxi Steel	Majority shareholder of Long Steel Group	7,207	83
Total		$20,593	$4,160

b.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$15,244	$993
Shaanxi Steel	Majority shareholder of Long Steel Group	66,869	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	937	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,078
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	2,441
Teamlink Investment Co., Ltd	Owned by CEO through indirect shareholding	2,000	-
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	455
Others	Entities either owned or have significant influence by our affiliates or management	188	317
Total		$87,679	$10,938

c.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,028	$-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	15,678	6,187
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,538	-
Total		$20,244	$6,187

d.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$46,487	$25,708
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	11,231	28,329
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	25,511	2,764
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	12,800	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	14,856	17,264
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,185	880
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,579
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,600	1,101
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,954
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	8,034	-
Others	Entities either owned or have significant influence by our affiliates or management	124	115
Total Accounts Payable – Related Parties		$121,828	$79,694

e.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$14,548
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	15,710	-
Total		$15,710	$14,548

f.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$-	$10,168
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	20,001	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	241	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,398	1,350
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	5,771	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,547
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,040	-
Wenchun Han	Director of General Steel (China)	-	2,124
Others	Entities either owned or have significant influence by our affiliates or management	422	25
Total		$28,873	$18,214

g.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$5,081
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	24,256	-
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	5,972	-
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	1,506	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	9,102	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	4,755	48,161
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,345	1,299
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	6,822	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1,540	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	11,178	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	1,750	-
Others	Entities either owned or have significant influence by our affiliates or management	51	381
Total		$68,277	$54,922

h.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$471	$455
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	472	-
Total		$943	$455

i.	Long-term loans – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$92,035	$91,020
Total		$92,035	$91,020

The Company also provided guarantee on related parties’ bank loans amounting to $56.6 million and $3.0 million as of December 31, 2011 and as of December 31, 2010, respectively.

j.	Deferred lease income

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production costs	14,042	13,584
Add: Deferred depreciation cost during free use period	6,904	6,656
Less: Lease income realized	(2,008)	(943)
Exchange rate effect	1,995	563
Ending balance	78,524	57,591
Ending balance – current portion	(2,099)	(1,971)
Ending balance – noncurrent portion	$76,425	$55,620

For the years ended December 31, 2011 and 2010, the Company realized deferred lease income from Shaanxi Steel, a related party, amounting $2.0 million and $0.9 million, respectively.

Note 19 - Equity

Preferred Stock

On May 18, 2007, the Company entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in General Steel (China). The Company agreed to issue to Victory New an aggregate of 3,092,899 shares of its Series A Preferred Stock with a fair value of $8,374,000, and these shares of Series A Preferred Stock carry a voting power of 30% of the combined voting power of the Company’s common and preferred stock while outstanding. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors.  Dividends are not mandatory and shall not accrue. Preferred shares are non-redeemable.

2010 Equity Transactions

The Company granted senior management and directors 733,300 shares of common stock as compensation in 2010. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $2.2 million for the year ended December 31, 2010.

On June 7, 2010, the Company issued 928,163 shares of common stock to one of Maoming Hengda’s creditors to settle certain short-term loans.

On August 4, 2010, $3.5 million of the Notes were converted to 1,208,791 shares of common stock. According to the Notes agreement, the Company incurred make-whole amount of $0.7 million and accrued interest expense of $0.2 million settled in shares on conversion and 350,885 shares of common stock were issued.

On December 21, 2010, the Company’s Board of Directors authorized to repurchase up to an aggregate of 1,000,000 shares of the Company’s common stock as part of a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws. As of December 31, 2010, the Company has repurchased 316,760 shares for a total cost of $0.9 million.

2011 Equity Transactions

On March 31, 2011, the Company granted senior management and directors 240,734 shares of common stock at $2.40 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.6 million.

On June 1, 2011, the Company announced an increase of additional 1,000,000 shares of common stock may be purchased under the Share Repurchase Program launched in December 2010, bringing the total authorized shares of its common stock available for purchase to 2,000,000. During the year ended December 31, 2011, the Company has repurchased 774,218 shares with $1.9 million pursuant to the Share Repurchase Program. The Company had a total of 1,090,978 shares of treasury stock as of December 31, 2011.

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda and its sole shareholder Ms Ding Yumei whereby the Company issued 974,571 shares of its common stock to Ms Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to repay loan balance of $4.8 million due to Guangzhou Hengda.

On June 28, 2011, the Company granted senior management and directors 191,150 shares of common stock at $1.44 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.3 million.

On September 26, 2011, the Company granted senior management and directors 189,650 shares of common stock at $1.18 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

On December 28, 2011, the Company granted senior management and directors 166,150 shares of common stock at $1.04 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

Note 20 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company amounted to $7.0 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2011 and 2010, the Company made contributions of $0.1 million and $0 to these reserves, respectively.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2011 and 2010, The Company made contributions of $ 82.0 thousand and $40.0 thousand to these reserves, respectively

Note 22 – Commitment and contingencies

Rental Commitments

Baotou Steel Pipe Joint Venture has a 5 year rental agreement with Bao Gang Jianan to rent two buildings. The agreement began in June 2007 for $0.3 million (or RMB1.8 million) per year.

As of December 31, 2011, total future minimum lease payments for the unpaid portion under this operating lease were as follows:

Year ended,	Amount
(in thousands)
December 31, 2012	$141
Total	$141

Total rental expense amounted to $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively.

Longmen Joint Venture has $1.8 million contractual obligations related to construction projects as of December 31 2011.

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with its vendor to supply iron ore to be delivered based on the production demand. From October 2012 to October 2013, the minimum purchase commitment is 3 million tons.

Contingencies

As of December 31, 2011, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $253.5 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$202,675	Various from February 2012 to March 2015
Bank loans	36,447	Various from January 2012 to March 2014
Confirming storage	12,018	Various from March 2012 to May 2012
Financing by the rights of goods delivery in future	2,357	March 2012
Total	$253,497

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
(In thousands)	(In thousands)
Shaanxi Daxigou Mining Co., Ltd.	$39,275	January 2012
Hancheng Haiyan Coking Co., Ltd	17,281	July 2012, extended to March 2013
Long Steel Group Fuping Rolling Steel Co., Ltd	6,284	Various from February to July 2012, partial guarantee amount extended to March 2013
Yichang Zhongyi Industrial Co., Ltd	42,574	Various from February 2012 to April 2013, partial guarantee amount extended to May 2013
Jingmen Desheng Metal Co., Ltd	51,089	Various from June 2012 to August 2013
Chengdu Yusheng Steel Trading Co., Ltd	3,692	Various from January to April 2012
Xi’an Kaiyuan Steel Co., Ltd	1,257	Various from May to September 2012
Shaanxi Hongan Material Co., Ltd.	8,955	Various from January to October 2012, partial guarantee amounts extended to October and December 2013
Shaanxi Anlin Material Co., Ltd.	2,357	March 2012
Shaanxi Mengxing Trading Co., Ltd.	8,326	Various from March to May 2012
Chongqing Qiaorui Technology Trading Co., Ltd	2,969	Various from November to December 2012
Xi’an Zexin Material Co., Ltd.	4,713	January 2012
Chengdu Zhongyi Steel Co., Ltd.	1,885	April 2012, extended to December 2013
Shaanxi Huatai Huineng Group, Ltd.	23,565	March 2012
Hancheng Sanli Furnace Burden Co., Ltd.	15,710	March 2015
Shaanxi Heimao Coking Co., Ltd	23,565	July 2012
Total	$253,497

As of December 31, 2011, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Note 23 – Segments

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

The following represents results of division operations for years ended December 31, 2011 and 2010:

(In thousands)	For the year ended December 31,
Sales:	2011	2010
Longmen Joint Venture	$3,496,551	$1,846,080
Maoming Hengda	9,946	10,011
Baotou Steel Pipe Joint Venture	8,036	12,315
General Steel (China) & Tianwu Joint Venture	267,543	68,918
Total sales	3,782,076	1,937,324
Interdivision sales	(218,180)	(55,184)
Consolidated sales	$3,563,896	$1,882,140

Gross profit:	2011	2010
Longmen Joint Venture	$(86,308)	$32,751
Maoming Hengda	(392)	(2,726)
Baotou Steel	491	562
General Steel (China) & Tianwu Joint Venture	(3,845)	2,589
Total gross profit	(90,054)	33,176
Interdivision gross profit	1,840	(1,761)
Consolidated gross profit	$(88,214)	$31,415

Income (loss) from operations:	2011	2010
Longmen Joint Venture	$(161,057)	$(8,073)
Maoming Hengda	(2,568)	(5,782)
Baotou Steel	(2,516)	(862)
General Steel (China) & Tianwu Joint Venture	(10,902)	1,133
Total loss from operations	(177,043)	(13,584)
Interdivision income (loss) from operations	1,840	(1,762)
Reconciling item (1)	(4,838)	(5,816)
Consolidated loss from operations	$(180,041)	$(21,162)

Net income (loss) attributable to General Steel Holdings, Inc.:	2011	2010
Longmen Joint Venture	$(161,897)	$(32,668)
Maoming Hengda	3,763	(5,450)
Baotou Steel	(1,861)	(744)
General Steel (China) & Tianwu Joint Venture	(17,120)	(330)
Total net loss attributable to General Steel Holdings, Inc.	(177,115)	(39,192)
Interdivision net loss	(1,501)	(1,762)
Reconciling item (1)	1,429	10,948
Consolidated net loss attributable to General Steel Holdings, Inc.	$(177,187)	$(30,006)

Depreciation and amortization:	2011	2010
Longmen Joint Venture	$54, 755	$34,131
Maoming Hengda	205	3,411
Baotou Steel	246	281
General Steel (China) & Tianwu Joint Venture	3,125	3,330
Consolidated depreciation and amortization	$58,331	$41,153

Finance/interest expenses:	2011	2010
Longmen Joint Venture	$104,372	$49,180
Maoming Hengda	262	109
Baotou Steel	(10)	14
General Steel (China) & Tianwu Joint Venture	6,655	1,955
Interdivision interest expenses	(709)	-
Reconciling item (1)	4,379	25
Consolidated interest expenses	$114,949	$51,283

Capital expenditures:	2011	2010
Longmen Joint Venture	$108,885	$80,718
Maoming Hengda	1,978	8,735
Baotou Steel	32	44
General Steel (China) & Tianwu Joint Venture	44	419
Consolidated capital expenditures	$110,939	$89,916

Total Assets as of December 31, 2011 and 2010	December 31, 2011	December 31, 2010
Longmen Joint Venture	$2, 937,271	$1,694,895
Maoming Hengda	48,350	47,839
Baotou Steel Pipe Joint Venture	8,093	31,852
General Steel (China) & Tianwu Joint Venture	146,150	194,966
Interdivision assets	(88,326)	(173,076)
Reconciling item (2)	2,583	2,904
Total Assets	$3,054,121	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for years ended December 31, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of December 31, 2011 and 2010.

Note 24 – Subsequent events

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

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation. The shares were valued at the quoted market price on the grant date.

On March 27, 2012, in order to maximize our shareholder value, the Company announced a new share repurchase program, which allows the Company to repurchase up to an aggregate of 2,000,000 shares of its common stock and brings the total of authorized shares of our common stock available for repurchase to 4,000,000 shares. From April 3, 2012 through September 30, 2012, the Company repurchased an additional 1,381,328 shares at an average price of $1.02 per share. As of the date of this report, the Company has repurchased 2,472,306 shares in total at an average price of $1.70 per share.

On June 28, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.80 per share, as compensation. The shares were valued at the quoted market price on the grant date.

On September 27, 2012, the Company granted senior management and directors 167,900 shares of common stock at $1.29 per share, as compensation. The shares were valued at the quoted market price on the grant date.

On December 28, 2012, the Company granted senior management and directors 169,150 shares of common stock at $1.00 per share, as compensation. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010
(In thousands)

ASSETS
	2011	2010
CURRENT ASSETS:
Cash	$48	$47
Restricted cash	4	1,130
Other receivables	1	3
Prepaid expense	60	205
TOTAL CURRENT ASSETS	113	1,385

OTHER ASSETS:
Intercompany receivable	85,106	84,941
TOTAL OTHER ASSETS	85,106	84,941

TOTAL ASSETS	$85,219	$86,326

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$7	$8
TOTAL CURRENT LIABILITIES	7	8

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	192,493	11,192
TOTAL OTHER LIABILITIES	192,493	11,192

DERIVATIVE LIABILITIES	10	5,573

TOTAL LIABILITIES	192,510	16,773

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding as of December 31, 2011 and 2010	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,601,988 and 54,678,083 shares issued, 55,511,010 and 54,522,973 shares outstanding
as of December 31, 2011 and 2010, respectively	56	55
Treasury stock, at cost, 1,090,978 and 316,760 shares as of	(2,795)	(871)
December 31, 2011 and 2010, respectively
Paid-in-capital	107,940	104,970
Statutory reserves	6,388	6,202
Accumulated deficits	(229,083)	(51,793)
Accumulated other comprehensive income	10,200	10,987
TOTAL SHAREHOLDER'S EQUITY (DEFICIENCY)	(107,291)	69,553

TOTAL LIABILITIES AND EQUITY	$85,219	$86,326

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010

OPERATING EXPENSES

General and administrative expenses	$(2,149)	$(3,057)
Total operating expenses	(2,149)	(3,057)

OTHER INCOME (EXPENSE)
Finance/interest (expense) income	(1)	1,714
Change in fair value of derivative liabilities	5,563	15,055
Total other income, net	5,562	16,769

EQUITY LOSS OF SUBSIDIARIES	(180,600)	(43,718)

NET LOSS	(177,187)	(30,006)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(787)	2,869
COMPREHENSIVE LOSS	$(177,974)	$(27,137)

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(177,187)	$(30,006)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative instrument	(5,563)	(15,055)
Stock issued for services and compensation	1,530	2,479
Make whole shares interest expense on notes conversion	-	1,130
Amortization of deferred note issuance cost and discount on convertible notes	-	17
Loss from subsidiaries	180,600	43,718
Changes in operating assets and liabilities
Other receivables	1	(3)
Prepaid expense	141	349
Intercompany receivable	1,277	1,880
Other payables and accrued liabilities	(1)	(2,483)
Net cash provided by operating activities	798	2,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,126	(1,130)
Net cash provided by (used in) investing activities	1,126	(1,130)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,923)	(870)
Net cash used in financing activities	(1,923)	(870)

INCREASE IN CASH	1	26

CASH, beginning of year	47	21

CASH, end of year	$48	$47

Non-cash transactions of investing and financing activities:
Share issuance for intercompany's debt settlement	$1,442	$2,404

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2.	Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of General Steel Holdings, Inc. exceed 25% of the consolidated net assets of General Steel Holdings, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3.	Derivative instrument

The Company has 3,900,871 warrants outstanding as a result of the $40.0 million convertible notes issued in 2007 and 2,777,778 warrants outstanding in connection with a registered direct offering in 2009. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

Refer to Note 10 of the Notes to the Consolidated Financial Statements for the convertible notes and derivative liabilities.

4.	Equity

Preferred Stock

On May 18, 2007, the Company entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in General Steel (China). The Company agreed to issue to Victory New an aggregate of 3,092,899 shares of its Series A Preferred Stock with a fair value of $8,374,000, and these shares of Series A Preferred Stock carry a voting power of 30% of the combined voting power of the Company’s common and preferred stock while outstanding. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors.  Dividends are not mandatory and shall not accrue. Preferred shares are non-redeemable.

2010 Equity Transactions

The Company granted senior management and directors 733,300 shares of common stock as compensation in 2010. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $2.2 million for the year ended December 31, 2010.

On June 7, 2010, the Company issued 928,163 shares of common stock to one of Maoming Hengda’s creditors to settle certain short-term loans.

On August 4, 2010, $3.5 million of the Notes were converted to 1,208,791 shares of common stock. According to the Notes agreement, the Company incurred make-whole amount of $0.7 million and accrued interest expense of $0.2 million settled in shares on conversion and 350,885 shares of common stock were issued.

On December 21, 2010, the Company’s Board of Directors authorized to repurchase up to an aggregate of 1,000,000 shares of the Company’s common stock as part of a share repurchase program (the “Share Repurchase Program”).  The Share Repurchase Program does not have an expiration date and these repurchases may be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws. As of December 31, 2010, the Company has repurchased 316,760 shares for a total cost of $0.9 million.

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

2011 Equity Transactions

On March 31, 2011, the Company granted senior management and directors 240,734 shares of common stock at $2.40 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.6 million.

On June 1, 2011, the Company announced an increase of additional 1,000,000 shares of common stock may be purchased under the Share Repurchase Program launched in December 2010, bringing the total authorized shares of its common stock available for purchase to 2,000,000. During the year ended December 31, 2011, the Company has repurchased 774,218 shares with $1.9 million pursuant to the Share Repurchase Program. The Company had a total of 1,090,978 shares of treasury stock as of December 31, 2011.

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda and its sole shareholder Ms. Ding Yumei whereby the Company issued 974,571 shares of its common stock to Ms Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to repay loan balance of $4.8 million due to Guangzhou Hengda.

On June 28, 2011, the Company granted senior management and directors 191,150 shares of common stock at $1.44 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.3 million.

On September 26, 2011, the Company granted senior management and directors 189,650 shares of common stock at $1.18 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

On December 28, 2011, the Company granted senior management and directors 166,150 shares of common stock at $1.04 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

5.	Subsequent events

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation. The shares were valued at the quoted market price on the grant date.

On March 27, 2012, in order to maximize our shareholder value, the Company announced a new share repurchase program, which allows the Company to repurchase up to an aggregate of 2,000,000 shares of its common stock and brings the total of authorized shares of our common stock available for repurchase to 4,000,000 shares. From April 3, 2012 through September 30, 2012, the Company repurchased an additional 1,381,328 shares at an average price of $1.02 per share. As of the date of this report, the Company has repurchased 2,472,306 shares in total at an average price of $1.70 per share.

On June 28, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.80 per share, as compensation. The shares were valued at the quoted market price on the grant date.

On September 27, 2012, the Company granted senior management and directors 167,900 shares of common stock at $1.29 per share, as compensation. The shares were valued at the quoted market price on the grant date.

On December 28, 2012, the Company granted senior management and directors 169,150 shares of common stock at $1.00 per share, as compensation. The shares were valued at the quoted market price on the grant date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2011. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2011 (the “Quarterly Report”), we revisited the appropriate treatment for certain reimbursements received related to our collaboration with Shaanxi Steel on the construction of equipment by Shaanxi Steel during the period from June 2009 to March 2011. Based on the guidance received from the Office of the Chief Accountant of the SEC (“OCA”), which provided materially different accounting treatment for the reimbursements, management determined that restatement was necessary and material weaknesses existed with respect to the reporting of the complex, non-routine transactions under U.S. GAAP and lack of controls over contract management.

Together, as a result of the material weaknesses identified with respect to our reporting of complex non-routine transactions under U.S. GAAP and lack of controls over contract management, our Chief Executive Officer, our Chief Financial Officer have re-evaluated our disclosure controls and procedures, and concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Despite the existence of the material weaknesses discussed above and below, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financials included in this Annual Report on Form 10-K present, in all material aspects, our financial position, results of operations, comprehensive income and cash flows for the periods presented, in conformity with U.S. GAAP.

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

In connection with the preparation of our Quarterly Report, we revisited the appropriate accounting treatment for certain reimbursements received in relation to the collaboration with Shaanxi Steel on the construction of equipment by Shaanxi Steel from June 2009 to March 2011. We believed that the original accounting treatment for the reimbursement was in accordance with U.S. GAAP, based upon our understanding of the economic substance and nature of reimbursement and our interpretation of U.S. GAAP. Due to the complexity and the unique structure of the transaction, we sought guidance from the OCA with respect to the appropriate accounting treatment for the compensation.  Following its receipt of the guidance from the OCA, we reassessed our disclosure controls and procedures and our internal control over financial reporting. This assessment identified two material weaknesses related to:

1)	Insufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts.
2)	Lack of controls over contract management including documentation of all contract terms as well as identifying and analyzing the appropriate treatment of complex and unusual transactions.

Together, as a result of such material weaknesses, we concluded that our internal control over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit our Company to provide only management’s report in this Annual Report.

Remediation

We dedicated significant resources to correcting the accounting items discussed with the OCA and to ensuring that we take proper steps to improve our disclosure controls and procedures and our internal control over financial reporting in the areas of accounting for complex and non-routing transactions.

We have taken a number of remediation actions that we believe will impact the effectiveness of our disclosure controls and procedures and our internal control over financial reporting including the following:

•	We have engaged outside professional consulting firms to supplement us with our internal control over financial reporting;

•	We have engaged accounting experts to assist management in identifying complicated accounting transactions and applying applicable accounting policies thereto; and
•	We have established an enhanced training program, including, but not limited to, accounting and auditing updates, and review of consolidated guidance of variable interest entities, to update our employees on current accounting pronouncements.

We believe the foregoing efforts will effectively remediate the material weaknesses described above in the future.

c)	Changes in Internal Control over Financial Reporting

Except as otherwise noted above, there has not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and executive officers

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became our director or executive officer. Our executive officers are elected annually by the board of directors. Our directors serve one-year terms until they are re-elected or their successors are elected. The executive officers serve by election of the board of directors for one year terms or until their death, resignation, removal or renewal by the board of directors. The executive officers are all full-time employees of General Steel Holdings, Inc.

There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Our Common Stock is listed on the New York Stock Exchange, or “NYSE.” Under NYSE listing standards, the Board of Directors is required to affirmatively determine that each “independent” director has no material relationship with the Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. Our Board has determined that the following directors are “independent” as required by NYSE listing standards: Yong Tao Si, Angela He, Qinghai Du, Zhongkui Cao, Wenbing Chris Wang, and James Hu.  Additionally, all members of our Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as required by NYSE listing standards.  The non-management directors, all of whom currently are independent, met once during the fiscal year ended December 31, 2011 without management present and James Hu served as the lead independent director at such meeting.

Our directors and executive officers are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	47	Chairman of the Board of Directors and Chief Executive Officer	10/14/04

John Chen	40	Director / Chief Financial Officer	03/07/05

Xiaozeng Xu	44	Director, General Manager of Longmen Joint Venture	10/13/10

James Hu	39	Independent Director	02/15/10

Angela He	42	Independent Director	07/23/10

Qinghai Du	74	Independent Director	08/28/07

Zhongkui Cao	62	Independent Director	04/13/07

Wenbing Chris Wang	41	Independent Director	11/13/07

Yongtao Si	56	Independent Director	07/23/10

On February 25, 2011, James Hu was chosen to preside at the regularly scheduled executive sessions of the independent directors to comply with Section 303A.03 of the corporate governance rules of the New York Stock Exchange.  Any stockholder or interested party who wishes to communicate with our Board of Directors or any specific director, including the Presiding Director, any non-management director or the non-management directors as a group, may do so by writing to such direct or directors at: General Steel Holdings, Inc., Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing 100020, China.  This communication will be forwarded to the director or directors to whom addressed.  This information regarding contacting the board of directors is also posted on our website at www.gshi-steel.com.

Biographical information

Mr. Zuosheng Yu, age 47, Chairman of the Board of Directors.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 40, Director.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our board.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. Xiao Zeng Xu, age 44, Director. Mr. Xu joined General Steel and was elected as a director in October, 2010. He currently serves as the Director and General Manager of Shaanxi Longmen Iron and Steel Co., Ltd., a subsidiary of the Company. Mr. Xu has been working at Shaanxi Longmen Iron and Steel Group Co., Ltd. in various positions for more than 20 years, including as Deputy Director of an iron making factory and Director of the Sales Department. Mr. Xu obtained a Masters in Business Administration from Xi’an Jiaotong University in 1996.

Mr. James Hu, age 39, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu served on the board of directors of SGOCO Group, Ltd. (NASDAQ: SGOC) and his auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Angela He, age 42, Independent Director.   Ms. He was elected as an independent director in July 2010.  She currently serves as the Chief Financial Officer of Procell Biotech Asia Corp. in Newport Beach, California and as an SEC reporting and accounting advisor to various publicly traded and private companies in the United States.  From 2010 to 2012, she served as the Chief Officer of Aero Technology in Long Beach, California. From 2006 to 2007, she served as a Senior Auditor for PriceWaterhouse Coopers in Los Angeles.  From 2003 to 2006, she served as an auditor for Moore Stephens Wurth Frazer and Torbet, LLP (now known as Frazer LLP).  Ms. He graduated with a Bachelor of Arts from California State University at Fullerton and is a California Certified Public Accountant.

Mr. Qinghai Du, age 74, Independent Director.   Mr. Du was elected as a director in August 2007. From 2007 to 2009, Mr. Du was the General Engineer for Beijing Industrial Design and Research Institute. During the past 40 years, he has served as the Chief Engineer and Section Chief at both Baotou Design and Research Institute of Iron and Steel, and the Design Institute of Capital Iron and Steel. Mr. Du received his Bachelor’s degree in Iron and Steel Metallurgy from the Beijing University of Science and Technology, formerly known as Beijing University of Iron and Steel Technology, in 1963.   Mr. Du has considerable experience in and strong knowledge of the Chinese steel industry which makes him well suited to contribute to our Board of Directors.

Mr. Zhongkui Cao, age 62, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

Mr. Wenbing Chris Wang, age 41, Independent Director. Mr. Wang was elected as an independent director in November 2007. Since September, 2009, Mr. Wang has served as President and a Director of Fushi Copperweld, Inc. (“Fushi”). In addition, Mr. Wang was the Chief Financial Officer of Fushi from December 2005 to August 2009 and served as interim Chief Financial Officer of Fushi from March 2010 to October 2010. Mr. Wang received a degree in English from the Beijing University of Science and Technology in 1994 and an MBA in Finance and Corporate Accounting from the Simon Business School of the University of Rochester in 2002. His strong knowledge of finance and extensive experience in public company operations make him well suited to contribute to our board. In addition to his position as Director of Fushi, Mr. Wang also currently serves on the board of Orient Paper, Inc. (NYSEAmex: ONP).

Mr. Yong Tao Si, age 56, Independent Director. Mr. Si was elected as an independent director in July 2010.  From 2000 to April 2010, Mr. Si worked for Baotou Iron and Steel Group Co., Ltd., in the Inner Mongolian Autonomous Region, in various senior management positions including General Manger, Director and Chairman.   He also served as Vice President of the China Iron and Steel Association (“CISA”), a national, non-profit organization founded in 1999, formerly known as China Metallurgical Enterprise Management Association.  Mr. Si graduated from Beijing Science and Technology University with a degree in steel production.

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. Our Board of Directors met one time during the fiscal year ended December 31, 2011.  Our Board of Directors acted by written consent eight times during the fiscal year ended December 31, 2011.

It is our policy to encourage all directors to attend the Annual Meeting.  All of our directors attended our 2011 Annual Meeting of Stockholders.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

Our Audit Committee consists of James Hu, Angela He and Wenbing Chris Wang.  Mr. Hu is the Chairman of the Audit Committee. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the SEC and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2011.

The primary responsibilities of the Audit Committee are to review the results of the annual audit and to discuss the financial statements, including the independent auditors’ judgment about the quality of accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements. Additionally, the Audit Committee meets with our independent auditors to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q, recommends independent auditors to our Board of Directors to be retained by us, oversees the independence of the independent auditors, evaluates the independent auditors’ performance, receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs, audit and non-audit services provided to us by our independent auditors, and considers conflicts of interest involving executive officers or Board members. Our Board of Directors has determined that each of Mr. Hu, Ms. He and Mr. Wang are “audit committee financial experts” as defined by the Securities and Exchange Commission (the “SEC”).   Our Board of Directors has adopted a written charter for the Audit Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

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

Compensation Committee

Our Compensation Committee consists of James Hu, Angela He and Wenbing Chris Wang.  Ms. He is the Chairwoman of the Compensation Committee. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee met once during the fiscal year ended December 31, 2011.

The Compensation Committee’s functions are to review and recommend compensation policies and programs, as well as salary and other compensation levels for individual executives, including our Chief Executive Officer. The Compensation Committee makes these recommendations to our Board of Directors which, in turn, provides final approval on individual compensation matters for our executives. The Compensation Committee has the authority to retain any advisors, counsel and consultants as the members deem necessary in order to carry out these functions. The Compensation Committee also administers the compensation programs for our employees, including executive officers, reviews and approves all awards granted under these programs, reviews the Compensation Discussion and Analysis section of this Proxy Statement and approves the accompanying Compensation Committee Report. For more information on the Compensation Committee, see “Compensation Discussion and Analysis.” Our Board of Directors has adopted a written charter for the Compensation Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of James Hu, Angela He and Wenbing Chris Wang. Mr. Wang serves as the Chairman of the Governance and Nominating Committee.  All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2011.

The Governance and Nominating Committee recommends criteria for service as a director, reviews candidates and recommends appropriate governance practices for the Company in light of corporate governance guidelines set forth by the NYSE and other regulatory entities, as applicable. The Governance and Nominating Committee considers director candidates who are suggested by directors, management, stockholders and search firms hired to identify and evaluate qualified candidates. From time to time, the Governance and Nominating Committee may recommend highly qualified candidates who it believes will enhance the strength, independence and effectiveness of the Company’s Board of Directors. Additionally, the Governance and Nominating Committee annually reviews the size of our Board of Directors.  The Governance and Nominating Committee does not have a formal policy specifically focusing on the consideration of diversity; however, diversity is one of the many factors that the Governance and Nominating Committee considers when identifying candidates and making its recommendations to the Board.

The Governance and Nominating Committee considers nominees for the Board recommended by stockholders if such recommendations are submitted in writing to our Secretary, John Chen, at Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020.  At this time, no additional specific procedures to propose a candidate for consideration by the Governance and Nominating Committee or minimum criteria for consideration of a proposed candidate for nomination to the Board of Directors have been adopted as the Company believes that the procedures currently in place will continue to serve the needs of the Board and stockholders. Our Board of Directors has adopted a written charter for the Nominating Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

Risk-Management Oversight

Risk is inherent in any business and our management is responsible for the day-to-day management of risks that we face.  Our Board of Directors, on the other hand, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to evaluate the risk management process to ensure its adequacy and to seek assurances that it is implemented properly by management.

Our Board of Directors believes that full and open communication between management and our Board of Directors is essential for effective risk management and oversight. Relevant members of senior management, as necessary, attend the Board of Directors’ meetings and, as necessary, Board committee meetings, in order to address any questions or concerns raised by our Board of Directors on risk management-related and other matters.  At meetings, our Board of Directors may receive presentations from senior management on business operations, financial results and strategic matters, including an assessment of the sensitivity of the various financial, operational and strategic risks faced by our Company, and discuss strategies, key challenges, risks and opportunities.

Our committees assist our Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting, internal controls and compliance with legal and regulatory requirements. The Compensation Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs and succession planning for executives. The Governance and Nominating Committee assists our Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization and structure, code of conduct, conflict of interest policies and corporate governance, and in overseeing the membership and independence of our Board of Directors. While each committee is responsible for evaluating certain risks and overseeing the management of those risks, the entire Board of Directors is regularly informed about those risks and committee activities through committee reports.

Board Leadership Structure

Our Chief Executive Officer, Zuosheng Yu, also serves as the Chairman of our Board of Directors. Our Board of Directors believes that this leadership structure is appropriate because Mr. Yu founded General Steel Holdings, Inc. and has the most comprehensive institutional knowledge of any member of our Board of Directors and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters.  Mr. Yu’s combined role also provides decisive leadership, ensures clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, and investors.  James Hu, our lead independent director, serves as a liaison between the Chairman and our non-management directors, consults with the Chairman and Chief Executive Officer regarding information sent to directors, reviews meeting agendas and schedules and may call meetings of our non-management directors.

Each of the directors other than Mr. Yu, Mr. Chen and Mr. Xu are independent and our Board of Directors believes that the independent directors provide effective oversight of management.  Moreover, in addition to feedback provided during the course of Board meetings, the independent directors provide the Chairman with regular input regarding agenda items for Board of Directors and committee meetings and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. Our Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

Our Board periodically evaluates whether the leadership structure of our Board of Directors continues to be optimal for the Company and our stockholders. Although we believe that the combination of the Chairman and Chief Executive Officer roles is appropriate in our current circumstances, the Board has the flexibility to modify the Board leadership structure in the future if it determines that to be appropriate.

Communications with the Board of Directors

Stockholders and all interested parties who wish to communicate with the Board of Directors, or specific individual directors, may do so by directing correspondence to our Secretary, John Chen, at Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020. Such correspondence should prominently display the fact that it is a stockholder-director communication and indicate whether the correspondence should be forwarded to the entire Board of Directors or to particular directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of copies of such forms received with respect to fiscal year 2011 and the written representations received from certain reporting persons that no other reports were required, we believe that all Section 16(a) filings were timely made by our directors, executive officers and persons who own more than 10% of our common stock and other equity securities.

Code of Ethics and Business Conduct and Corporate Governance Guidelines

Our Code of Ethics and Business Conduct and Corporate Governance Guidelines provides information to guide employees, including our Chief Executive Officer, Chief Financial Officer, and our Directors, so that their business conduct is consistent with our ethical standards and improves the understanding of our ethical standards among customers, suppliers and others outside our Company.  Our Code of Ethics and Business Conduct and Corporate Governance Guidelines are available on our website at www.gshi-steel.com. We intend to post any amendments to or waivers from our Code of Ethics and Business Conduct at this location on its website. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

Our Code of Ethics and Business Conduct and Corporate Governance Guidelines may also be obtained free of charge by contacting Investor Relations at jenny.wang@gshi-steel.com or by phone: +86-10-5775-7691.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into employment agreements with any of our named executive officers.

Severance Arrangements

We do not have any severance agreements or other arrangements with any of our named executive officers.

Change of Control Arrangements

We do not have any change of control agreements or other arrangements with any of our named executive officers.

No Policies Regarding Equity Ownership and Hedging

We do not have any equity or other security ownership requirements or guidelines that specify applicable amounts or forms of ownership. We do not have any policies regarding hedging the economic risk of equity ownership.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form-10K for the fiscal year ended December 31, 2011.

Respectfully submitted,

General Steel Holdings, Inc. Compensation Committee

Angela He, Chairwoman

James Hu, Member

Wenbing Chris Wang, Member

Executive Compensation

The table below sets forth all compensation awarded to, earned by or paid to our named executive officers for the fiscal years indicated. No other executive officers received more than $100,000 in total compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)(2)	Total ($) (1)
Zuosheng Yu,	2011	161,632	—	272,700	434,332
Chief Executive Officer	2010	154,769	—	464,800	619,569

John Chen,	2011	64,351	—	60,600	124,951
Chief Financial Officer	2010	50,629	—	116,200	166,829

Xiao Zeng Xu	2011	65,006	—	85,340	150,346
General Manager of Longmen Joint Venture	2010	54,442	—	101,200	155,642

(1)	The amounts shown were paid in RMB and were translated into U.S. dollars at the rate of $0.1545 per RMB for 2011, and $0.14794 per RMB for 2010.

(2)	The stock price assumption used to calculate the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 19 to the financial statements in this Annual Report, and Note 17 to the financial statements of the Company’s 2010 Annual Report on Form 10-K/A, respectively.

Director Compensation

The table below sets forth information regarding compensation earned by directors, other than our Chief Executive Officer and Chief Financial Officer, as compensation for their service to the Company during the year ended December 31, 2011.

Name	Stock Awards ($) (1)	Total ($) (1)
Xiao Zeng Xu	$85,340	$150,346
James Hu	15,150	15,150
Angela He	25,725	25,725
Qinghai Du	3,030	3,030
Zhongkui Cao	3,030	3,030
Wenbing Chris Wang	15,150	15,150
Yong Tao Si	15,150	15,150

(1)	The stock price assumption used to calculate the grant date fair value of all stock awards granted on the date indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 19 to the financial statements in the Company’s 2011 Annual Report on Form 10-K.

Currently, we do not pay annual fees to our directors. During fiscal year 2011, we granted fully-vested unregistered shares of common stock to our directors on a quarterly basis. We determined the amount of each grant based on level of involvement, responsibility and length of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2011, the members of the Compensation Committee were Angela He, James Hu and Wenbing Chris Wang.  In fiscal 2011, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 7, 2013, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	8,023,900	14.6%		10.2%
John Chen Chief Financial Officer and Director	140,000	*		*
Xiao Zeng Xu Director and General Manager of Longmen Joint Venture	99,000	*		*
James Hu Independent Director	40,000	*		*
Angela He Independent Director	33,750	*		*
Qinghai Du Independent Director	10,500	*		*
Zhongkui Cao Independent Director	10,500	*		*
Wenbing Chris Wang Independent Director	52,500	*		*
Yong Tao Si Independent Director	22,500	*		*
Executive Officers and Directors as a group	8,432,650	15.4%		10.8%
5% Owners
Golden Eight Investments Limited (2)	14,000,000	25.5%		17.9%

Series A Preferred Stock
Victory New Holdings Limited (3)	3,092,899		100%	30.0%

* Less than 1%

(1) Percentages based on 54,797,532 shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of February 7, 2013.

(2) Mr. Yu is the beneficial owner of 8,023,900 shares of common stock held in his name and 14,000,000 shares of common stock held in the name of Golden Eight Investments Limited (“Golden Eight”).  Mr. Yu is the sole director of Golden Eight.  Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the “Trust”).  Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight. Mr. Yu also has voting and investment control over 3,092,899 shares of Series A Preferred Stock held in the name of Victory New Holdings Limited, a British Virgin Islands registered company, which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

(3) Victory New Holdings Limited, a British Virgin Islands registered company (“Victory New”), is controlled by our Chairman and Chief Executive Officer, Zuosheng Yu.  Victory New holds 3,092,899 shares of our Series A Preferred Stock which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and preferred stock.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2011, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(1)
Plans approved by stockholders	-	$-	640,466
Plans not approved by stockholders	-	-	-
Total		$	640,466

(1)	We grant fully vested, unregistered shares of our common stock to employees under our 2008 Equity Incentive Plan. Our stock grants are not restricted and therefore there are no securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents the number of securities remaining available for issuance under our 2008 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set for below are our related party transactions.

Related party transactions

Capital lease

As disclosed in Notes 1- “Background” and 13 – “ Capital lease obligations” to the financial statements in this Annual Report on Form 10-K, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Company. The following is an analysis of the leased assets under the capital lease:

Balance at December 31, 2011
(in thousands)
Machinery	$581,413
Less: accumulated depreciation	(18,411)
Carrying value of leased assets	$563,002

The following is a schedule by year of future minimum lease payments under the capital lease and profit sharing liability to the lessor, Shaanxi Steel, and the present value of the net minimum lease payments as of December 31, 2011.

(in thousands)	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total

Year ended December 31, 2012	$46,029	$-	$46,029
Year ended December 31, 2013	27,617	-	27,617
Year ended December 31, 2014	27, 617	-	27,617
Year ended December 31, 2015	27, 617	-	27,617
Year ended December 31, 2016	27, 617	-	27,617
Thereafter	395,845	854,157	1,250,002
Total minimum lease payments	552,342	854,157	1,402,499
Less: amounts representing interest	(245,992)	(550,924)	(796,916)
Ending balance	$306,350	$303,233	$609,583

As of December 31, 2011 and, 2010, the amount payable to Shaanxi Steel was approximately $18.4 million and $0, respectively, and was included in the current portion of capital lease obligation.

On April 30, 2011, Tongxing completed its transfer of 20.7% share of Shaanxi Xinglong Thermoelectric Co., Ltd to the Labor Union Trust of Shaanxi Long Steel Group. The transfer price of $11.3 million (RMB 72.9 million) was considered to be at fair value based on management assessment. As of April 30, 2011, our investment in Xinglong is approximately $9.9 million and this transaction resulted in a gain of $1.4 million, which is included in “Income from equity investments” in the consolidated statements of operation and other comprehensive income (loss).

On March 31, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.3 million (RMB1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they do not intend to extend the lease at the end of 2012 and plans to terminate the supplemental agreement early. There is no penalty for early termination.

For the years ended December 31, 2011 and 2010, General Steel (China) realized rental income in each period of $3.1 million which has been included in “other non-operating income (expense), net” in the consolidated statements of operation and other comprehensive income (loss).

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Original cost of fixed assets leased	$33,903	$33,385
Less: Accumulated depreciation	(17,813)	(15,286)
Less : Impairment of long-lived assets	(5,515)	-
Fixed assets leased, net	$10,575	$18,099

The future rental payments to be received associated with the Lease Agreement entered into on March 31, 2010 and the supplemental agreement entered into on July 28, 2011 and ending on December 31, 2012, are as follows:

Year ending December 31,	Amount
(in thousands)
2012	$3,115
Thereafter	-
Total	$3,115

The following chart summarized sales to related parties for the years ended December 31, 2011 and 2010.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$337,359	$344,556
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO* through indirect shareholding	94,984	47,268
Tianjin Dazhan Industry Co, Ltd.	Partially owned by CEO through indirect shareholding	76,130	43,778
Sichuan Yutai Trading Co., Ltd.	Significant influence by Long Steel Group**	187,689	-
Shaanxi Yuchang Trading Co., Ltd.	Significant influence by Long Steel Group	160,422	-
Shaanxi Haiyan Trade Co.,Ltd.	Significant influence by Long Steel Group	58,299	38,545
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	37,432	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	20,014	-
Shaanxi Steel	Majority shareholder of Long Steel Group	19,735	1,152
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	5,503
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	8,385
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	69,872	-
Shaanxi Junlong Rolling Co., Ltd.	Investee of Long Steel Group	48,991	-
Others	Entities either owned or have significant influence by our affiliates or management	842	183
Total		$1,111,769	$489,370

*The CEO referred to herein is the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

The following charts summarize purchases from related parties for the years ended December 31, 2011 and 2010.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$913,850	$553,752
Hancheng Jinma Coking Co., Ltd.	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,772	8,489
Hancheng Haiyan Coking Co., Ltd.	Noncontrolling shareholder of Long Steel Group	391,065	234,479
Xi’an Pinghe Metallurgical Raw Material Co., Ltd.	Noncontrolling shareholder of Long Steel Group	37,890	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd.	Subsidiary of Long Steel Group	19,076	-
Shaanxi Junlong Rolling Co., Ltd.	Investee of Long Steel Group	19,110	-
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Long Steel Group	34,810	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,509	1,984
Others	Entities either owned or have significant influence by our affiliates or management	1,471	1,019
Total Related Party Purchases		$1,428,553	$799,723

Related party balances

a.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$9,187	$3,023
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,141	-
Hancheng Haiyan Coking Co., Ltd.	Noncontrolling shareholder of Long Steel Group	303	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	755	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,054
Shaanxi Steel	Majority shareholder of Long Steel Group	7,207	83
Total		$20,593	$4,160

b.	Other receivables - related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$15,244	$993
Shaanxi Steel	Majority shareholder of Long Steel Group	66,869	-
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	937	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,078
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by Long Steel Group	2,441	-
Teamlink Investment Co., Ltd.	Owned by CEO through indirect shareholding	2,000	-
Tianjin Dazhan Industry Co, Ltd.	Partially owned by CEO through indirect shareholding	-	455
Others	Entities either owned or have significant influence by our affiliates or management	188	317
Total		$87,679	$10,938

c.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,028	$-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	15,678	6,187
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	3,538	-
Total		$20,244	$6,187

d.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture	$46,487	$25,708
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	11,231	28,329
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	25,511	2,764
Xi’an Pinghe Metallurgical Raw Material Co., Ltd.	Noncontrolling shareholder of Long Steel Group	12,800	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	14,856	17,264
Henan Xinmi Kanghua Fire Refractory Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,185	880
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,579
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,600	1,101
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,954
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	8,034	-
Others	Entities either owned or have significant influence by our affiliates or management	124	115
Total Accounts Payable – Related Parties		$121,828	$79,694

e.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$14,548
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	15,710	-
Total		$15,710	$14,548

f.	Other payables - related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd.	Partially owned by CEO through indirect shareholding	$-	$10,168
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	20,001	-
Wendlar Investment & Management Group Co., Ltd.	Common control under CEO	241	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,398	1,350
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	5,771	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	4,547
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	1,040	-
Wenchun Han	Director of General Steel (China)	-	2,124
Others	Entities either owned or have significant influence by our affiliates or management	422	25
Total		$28,873	$18,214

g.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd.	Noncontrolling shareholder of Long Steel Group	$-	$5,081
Shaanxi Yuchang Trading Co., Ltd.	Significant influence by Long Steel Group	24,256	-
Sichuan Yutai Trading Co., Ltd.	Significant influence by Long Steel Group	5,972	-
Tianjin Hengying Trading Co, Ltd.	Partially owned by CEO through indirect shareholding	1,506	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	9,102	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	4,755	48,161
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	1,345	1,299
Shaanxi Haiyan Trade Co.,Ltd.	Significant influence by Long Steel Group	6,822	-
Shaanxi Junlong Rolling Co., Ltd.	Investee of Long Steel Group	1,540	-
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	11,178	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	1,750	-
Others	Entities either owned or have significant influence by our affiliates or management	51	381
Total		$68,277	$54,922

h.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd.	Noncontrolling shareholder of Long Steel Group	$471	$455
Shaanxi Junlong Rolling Co., Ltd.	Investee of Long Steel Group	472	-
Total		$943	$455

i.	Long-term loans – related parties:

Name of related parties	Relationship	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$92,035	$91,020
Total		$92,035	$91,020

The Company also provided guarantee on related parties’ bank loans amounting to $56.6 million and $3.0 million as of December 31, 2011 and as of December 31, 2010, respectively.

j.	Deferred lease income

	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)
Beginning balance	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	568
Add: Reimbursement for loss of efficiency	-	20,676
Add: Reimbursement for trial production costs	14,042	13,584
Add: Deferred depreciation cost during free use period	6,904	6,656
Less: Lease income realized	(2,008)	(943)
Exchange rate effect	1,995	563
Ending balance	78,524	57,591
Ending balance – current portion	(2,099)	(1,971)
Ending balance – non current portion	$76,425	$55,620

For the years ended December 31, 2011 and 2010, the Company realized deferred lease income from Shaanxi Steel, a related party, amounting $2.0 million and $0.9 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2011	2010
Audit fees	$3,037,675	$740,000
Audit-related fees	$-	$-
Tax fees	$29,000	$27,500
All other fees	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns. Please note that the audit fees include services provided by both of our current and former independent registered public accounting firms. Our current auditor, Friedman LLP, fees are $770,000 in fiscal year 2011. We had terminated our former auditor, PricewaterhouseCoopers Zhong Tian CPAs Limited Company, on December 19, 2012, and their fees were $2,187,675 in fiscal year 2011. Our former auditor, Frazer Frost LLP (“Frazer Frost”), fees were $109,000, as Frazer Frost still provided services to us in through the transition of our auditors in fiscal year 2011 and fees were $767,500 in fiscal year 2010.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee has delegated pre-approval authority to the Audit Committee Chairman, or any Audit Committee member in his absence, when services are required on an expedited basis, with such pre-approval disclosed to the full Audit Committee at its next scheduled meeting. None of the fees paid to the independent auditors under the categories “Audit-Related fees” and “All other fees” described above were approved by the Audit Committee prior to services being rendered pursuant to the de minimis exception established by the SEC.

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2011 and related fees were approved in advance by our Audit Committee.

Audit Committee Report

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed the audited financial statements for this Annual Report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles; the reasonableness of significant judgments; and the clarity of disclosures in the financial statements.

The Audit Committee discussed with Friedman LLP, our independent registered public accounting firm (independent auditors) for the fiscal year ended December 31, 2011, who are responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under generally accepted auditing standards including Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), other standards of the Public Company Accounting Oversight Board (United States), rules of the Securities and Exchange Commission and other applicable regulations.  In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from management and our Company, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, which the Audit Committee received from the independent registered public accounting firm, and considered the compatibility of non-audit services with the independent registered public accounting firm’s independence.

The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting.

The Audit Committee discussed with our independent registered public accounting firm and the persons responsible for the internal audit function the overall scope and plans for their respective audits. The Audit Committee meets with the independent registered public accounting firm and the persons responsible for the internal audit function, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal control, including internal control over financial reporting, and the overall quality of our financial reporting.  During 2011, the Audit Committee held four meetings, including quarterly closing conferences with the independent registered public accounting firm and management during which financial results and related issues were reviewed and discussed prior to the release of quarterly results to the public.

The Audit Committee is governed by a charter which may be found on our website.  The members of the Audit Committee are considered to be “independent” because they satisfy the independence requirements of the New York Stock Exchange listing standards and Rule 10A-3 of the Securities Exchange Act of 1934.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors and the Board of Directors has approved the inclusion of the audited financial statements and management’s assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K for filing with the SEC.

Audit Committee:	James Hu, Chairman
Angela He, Member
Wenbing Chris Wang, Member

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that our Company specifically incorporates the Audit Committee Report by reference therein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES set forth below

(3) See Item 15(b) below.

(b)	The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets —December 31, 2011 and 2010
•	Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2011, and 2010
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2011 and 2010
•	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

4.1	Form of Common Stock Purchase Warrant (included as Exhibit 4.1 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.1	Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and Hudson Bay Fund, LP (included as Exhibit 10.3 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.2	Form of Warrant Reset Agreement by and between General Steel Holdings, Inc. and the holders of the December 2007 Warrants (not including Hudson Bay Fund, LP) (included as Exhibit 10.4 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.3	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.4	Service Agreement, dated February 25, 2009, by and between General Steel Holdings, Inc. and James Hu thereto (included as Exhibit 10.1 to the Form 8-K filed with the Commission on February 27, 2009 and incorporated herein by reference).

10.5	Form of Securities Purchase Agreement, dated as of December 24, 2009, by and between General Steel Holdings, Inc. and each purchaser signatory thereto (included as Exhibit 10.1 to Form 8-K filed with the Commission on December 24, 2009 and incorporated herein by reference).

10.6	Form of Voting Agreement (included as Exhibit 10.2 to the Form 8-K filed on December 24, 2009 and incorporated herein by reference).

10.7	Amendment to the Securities Purchase Agreement dated October 5, 2009 to the Securities Purchase Agreement, December 13, 2007 by and among General Steel Holdings, Inc. and the Buyers set forth therein (included as Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 16, 2010 and incorporated herein by reference).

10.8	Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on April 6, 2010 and incorporated herein by reference).

10.9	Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin EnergeryEmerge Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.10	Debt Repayment Agreement, dated June 7, 2010, by and among General Steel Holdings, Inc., Maoming Hengda Group Ltd., Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 9, 2010 and incorporated herein by reference).

10.11	Cooperation Agreement (also referred to as the Unified Management Agreement), dated April 29, 2011, by and among General Steel Holdings, Inc., Shaanxi Coal and Chemical Industry Group Co., Ltd., Shaanxi Iron and Steel Group Co., Ltd., and Shaanxi Longmen Iron and Steel Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 5, 2011 and incorporated herein by reference).

10.12	Debt Repayment Agreement, dated June 16, 2011, by and among Maoming Hengda Steel Co. Ltd., Tianjin Qiu Gang Investment Co., Ltd, Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference).

21	Subsidiaries of the registrant (filed herewith).

23	Consent of Frazer Frost, LLP (filed herewith).

31.1	Certification of Chief Executive Officer (filed herewith).

31.2	Certification of Chief Financial Officer (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer. (filed herewith).

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	February 15, 2013
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	February 15, 2013
CHEN, John	(Principal Accounting and Financial Officer)

/s/ Xiao Zeng Xu	Director	February 15, 2013
XU, Xiao Zeng

/s/ James Hu	Independent Director	February 15, 2013
HU, James

/s/ Angela He	Independent Director	February 15, 2013
HE, Angela

/s/ Qinghai Du	Independent Director	February 15, 2013
DU, Qinghai

/s/ Zhong Kui Cao	Independent Director	February 15, 2013
CAO, Zhong Kui

/s/ Chris Wang	Independent Director	February 15, 2013
WANG, Chris

/s/ Yong Tao Si	Independent Director	February 15, 2013
SI, Yong Tao

