Form 10-Q
period 2012-03-31
GENERAL STEEL HOLDINGS INC
filed 2013-06-11
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of June 3, 2013, 54,972,432 shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$84,516	$120,016
Restricted cash	455,501	398,216
Notes receivable	69,373	92,910
Restricted notes receivable	608,917	584,241
Loans receivable - related party	63,199	-
Accounts receivable, net	18,577	12,601
Accounts receivable - related parties	53,056	20,593
Other receivables, net	11,410	22,411
Other receivables - related parties	76,052	87,679
Inventories	360,064	297,729
Advances on inventory purchase	97,321	63,585
Advances on inventory purchase - related parties	76,849	20,244
Prepaid expense and other	335	531
Prepaid taxes	18,891	24,189
Short-term investment	2,851	2,906
TOTAL CURRENT ASSETS	1,996,912	1,747,851

PLANT AND EQUIPMENT, net	1,228,772	1,257,236

OTHER ASSETS:
Advances on equipment purchase	12,780	10,420
Investment in unconsolidated entities	904	12,840
Long-term loan receivable - related party	2,000	-
Long-term deferred expense	549	631
Intangible assets, net of accumulated amortization	24,908	25,143
TOTAL OTHER ASSETS	41,141	49,034

TOTAL ASSETS	$3,266,825	$3,054,121

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$1,248,235	$1,113,504
Accounts payable	282,613	413,345
Accounts payable - related parties	190,063	121,828
Short term loans - bank	318,662	253,954
Short term loans - others	299,707	246,657
Short term loans - related parties	82,992	15,710
Other payables and accrued liabilities	34,461	49,538
Other payable - related parties	95,032	28,873
Customer deposits	80,669	90,556
Customer deposits - related parties	57,403	68,277
Deposit due to sales representatives	33,534	22,890
Deposit due to sales representatives - related parties	1,236	943
Taxes payable	5,355	11,374
Deferred lease income, current	2,116	2,099
Derivative liabilities	23	10
TOTAL CURRENT LIABILITIES	2,732,101	2,439,558

NON-CURRENT LIABILITIES:
Long-term loans - related party	92,797	92,035
Deferred lease income, noncurrent	76,524	76,425
Capital lease obligations	314,080	306,350
Profit sharing liability	311,358	303,233
TOTAL NON-CURRENT LIABILITIES	794,759	778,043

TOTAL LIABILITIES	3,526,860	3,217,601

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2012 and December 31, 2011	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,767,388 and 56,601,988 shares issued, 55,676,410 and 55,511,010 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	56	56
Treasury stock, at cost, 1,090,978 shares as of March 31, 2012 and December 31, 2011	(2,795)	(2,795)
Paid-in capital	105,059	107,940
Statutory reserves	6,227	6,388
Accumulated deficits	(263,867)	(229,083)
Accumulated other comprehensive income	8,751	10,200
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(146,566)	(107,291)

NONCONTROLLING INTERESTS	(113,469)	(56,189)

TOTAL DEFICIENCY	(260,035)	(163,480)

TOTAL LIABILITIES AND DEFICIENCY	$3,266,825	$3,054,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(In thousands, except per share data)

	2012	2011

SALES	$383,797	$501,479

SALES - RELATED PARTIES	264,244	208,985
TOTAL SALES	648,041	710,464

COST OF GOODS SOLD	381,726	497,915

COST OF GOODS SOLD - RELATED PARTIES	260,685	207,500
TOTAL COST OF GOODS SOLD	642,411	705,415

GROSS PROFIT	5,630	5,049

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,629	14,501

LOSS FROM OPERATIONS	(12,999)	(9,452)

OTHER INCOME (EXPENSE)
Interest income	5,556	1,063
Finance/interest expense	(48,366)	(14,119)
Change in fair value of derivative liabilities	(13)	3,552
Loss on disposal of equipment	(119)	(397)
Income (loss) from equity investments	(43)	1,655
Foreign currency transaction gain	385	619
Lease income	530	452
Other non-operating income (expense), net	(143)	305
Other expense, net	(42,213)	(6,870)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(55,212)	(16,322)

PROVISION FOR INCOME TAXES
Current	367	750
Deferred	169	(3,501)
Provision (benefit) for income taxes	536	(2,751)

NET LOSS	(55,748)	(13,571)

Less: Net loss attributable to noncontrolling interest	(20,964)	(4,654)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(34,784)	$(8,917)

NET LOSS	$(55,748)	$(13,571)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(1,469)	1,687

COMPREHENSIVE LOSS	(57,217)	(11,884)

Less: Comprehensive loss attributable to noncontrolling interest	(21,440)	(4,412)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(35,777)	$(7,472)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,520	54,840

LOSS PER SHARE
Basic and Diluted	$(0.63)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(UNAUDITED)

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2010	3,093	$3	54,523	$55	317	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net loss attributable to General Steel Holdings, Inc.									(8,917)			(8,917)
Net loss attributable to noncontrolling interest											(4,654)	(4,654)
Adjustment to special reserve								44				44
Common stock issued for compensation			241				579					579
Common stock transferred by CEO for compensation							69					69
Treasury stock purchased			(397)		397	(1,127)						(1,127)
Foreign currency translation adjustments										1,445	242	1,687

BALANCE, March 31, 2011	3,093	$3	54,367	$55	714	$(1,998)	$105,618	$6,246	$(60,710)	$12,432	$47,557	$109,203

Net loss attributable to General Steel Holdings, Inc.									(168,270)			(168,270)
Net loss attributable to noncontrolling interest											(101,458)	(101,458)
Adjustment to statutory reserve								60	(103)		608	565
Adjustment to special reserve								82			128	210
Common stock issued for compensation			547				674					674
Common stock issued for debt settlement			974	1			1,441					1,442
Common stock transferred by CEO for compensation							207					207
Treasury stock purchased			(377)		377	(797)						(797)
Dividend declared to noncontrolling shareholders											(2,982)	(2,982)
Foreign currency translation adjustments										(2,232)	(42)	(2,274)

BALANCE, December 31, 2011	3,093	$3	55,511	$56	1,091	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

Net loss attributable to General Steel Holdings, Inc.									(34,784)			(34,784)
Net loss attributable to noncontrolling interest											(20,964)	(20,964)
Addition to special reserve								264			180	444
Usage of special reserve								(113)			(77)	(190)
Common stock transferred by CEO for compensation							138					138
Common stock issued for compensation			165				124					124
Deconsolidation of a subsidiary							(3,143)	(312)			(35,943)	(39,398)
Foreign currency translation adjustments										(1,449)	(476)	(1,925)

BALANCE, March 31, 2012	3,093	$3	55,676	$56	1,091	$(2,795)	$105,059	$6,227	$(263,867)	$8,751	$(113,469)	$(260,035)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)
(In thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,748)	$(13,571)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	20,559	8,922
Change in fair value of derivative liabilities	13	(3,552)
Loss on disposal of equipment	119	397
Bad debt allowance	5	5
Reservation of mine maintenance fee	254	-
Stock issued for services and compensation	262	647
Amortization of deferred financing cost on capital lease	10,839	-
(Income) loss from equity investments	43	(1,655)
Foreign currency transaction gain	(385)	(619)
Deferred tax assets	169	(2,730)
Deferred lease income	(530)	6,220
Changes in operating assets and liabilities
Notes receivable	22,048	(68,315)
Accounts receivable	(5,887)	(7,269)
Accounts receivable - related parties	(32,374)	3,591
Other receivables	3,371	3,686
Other receivables - related parties	(5,999)	17,436
Inventories	(61,814)	(41,747)
Advances on inventory purchases	(36,580)	(7,451)
Advances on inventory purchases - related parties	(68,061)	(3,137)
Prepaid expense and other	32	-
Long-term deferred expense	88	-
Prepaid taxes	5,513	-
Accounts payable	(104,700)	27,484
Accounts payable - related parties	103,918	34,958
Other payables and accrued liabilities	(5,924)	8,246
Other payables - related parties	72,220	(14,732)
Customer deposits	(10,653)	103,096
Customer deposits - related parties	(11,467)	(14,583)
Taxes payable	(6,355)	18,791
Net cash provided by (used in) operating activities	(167,024)	54,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(54,126)	(4,516)
Loans to related parties	(65,359)	-
Cash proceeds from short term investment	79	-
Cash proceeds from sales of equipment	-	328
Advance on equipment purchases	(2,280)	(190)
Equipment purchase and intangible assets	(8,449)	(10,912)
Effect on cash due to deconsolidating of a subsidiary	(2,977)	-
Net cash used in investing activities	(133,112)	(15,290)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	-	(1,128)
Notes receivable - restricted	(19,891)	(81,509)
Borrowings on short term notes payable	467,269	243,985
Payments on short term notes payable	(341,435)	(169,105)
Borrowings on short term loans - bank	150,252	85,312
Payments on short term loans - bank	(87,102)	(59,876)
Borrowings on short term loan - others	119,089	36,128
Payments on short term loans - others	(65,486)	(44,664)
Borrowings on short term loan - related parties	85,197	-
Payments on short term loans - related parties	(54,453)	-
Deposits due to sales representatives	10,481	(23,771)
Deposit due to sales representatives - related parties	286	-
Net cash provided by (used in) financing activities	264,207	(14,628)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	429	(161)

INCREASE (DECREASE) IN CASH	(35,500)	24,039

CASH, beginning of period	120,016	65,271

CASH, end of period	$84,516	$89,310

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $586.2 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair statement have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2011 annual report filed on Form 10-K filed on February 15, 2013.

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

Based on projected profits in this entity and future operating plans, Longmen Joint Venture ’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board with respect to Longmen Joint Venture , the powers (rights and roles) of both bodies were considered to determine which party has the power to direct the activities of Longmen Joint Venture , and by extension, whether the Company continues to have the power to direct Longmen Joint Venture ’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner, as discussed in Note 1- “Background”. The Supervisory Committee, which the Company holds 2 out of 4 seats, requires a ¾ majority vote, while the Board, which the Company holds 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails, the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture ’s economic performance.

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

The Company believes that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE. However, PRC law and/or uncertainties in the PRC legal system could limit the Company’s ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment and the potential for a different conclusion. The Company makes ongoing assessment to determine whether Longmen Joint Venture is a VIE.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current assets	$1,857,257	$1,674,171
Plant and equipment, net	1,189,687	1,217,264
Other noncurrent assets	36,069	45,836
Total assets	3,083,013	2,937,271
Total liabilities	(3,370,233)	(3,132,766)
Net liabilities	$(287,220)	$(195,495)

VIE and its subsidiaries’ liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$1,227,564	$1,105,570
Accounts payable	253,936	401,158
Accounts payable - related parties	156,738	81,403
Short term loans - bank	277,136	209,234
Short term loans - others	293,686	240,684
Short term loans - related parties	31,682	15,710
Other payables and accrued liabilities	25,819	31,249
Other payables - related parties	85,053	20,677
Customer deposits	75,495	84,767
Customer deposits - related parties	49,483	66,932
Deposit due to sales representatives	33,534	22,890
Deposit due to sales representatives – related parties	1,236	943
Taxes payable	4,478	5,386
Deferred lease income - current	2,116	2,099
Intercompany payable to be eliminated	57,518	66,021
Total current liabilities	2,575,474	2,354,723

Non-current liabilities:
Long term loans - related parties	92,797	92,035
Deferred lease income - noncurrent	76,524	76,425
Capital lease obligations	314,080	306,350
Profit sharing liability	311,358	303,233
Total non-current liabilities	794,759	778,043
Total liabilities of consolidated VIE	$3,370,233	$3,132,766

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 VIE and its subsidiaries’ statements of operations are as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011
	(in thousands)	(in thousands)
Sales	$643,276	$709,305
Gross profit	$5,275	$4,518
Loss from operations	$(11,594)	$(7,508)
Net loss attributable to controlling interest	$(30,348)	$(10,178)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Prior to March 1, 2012, Longmen Joint Venture had three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture did not hold a controlling interest. On March 1, 2012, Longmen Joint Venture sold its equity interest in Tongxing, and, as of March 31, 2012, Longmen Joint Venture has two consolidated subsidiaries, Hualong and Huatianyulong, in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these two entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

Tongxing

Prior to March 1, 2012, Longmen Joint Venture held a 22.76% equity interest in Tongxing while hundreds of employees of Longmen Joint Venture owned the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights assigned were effective until Tongxing ceased its business operations or Longmen Joint Venture liquidated its equity interest of Tongxing, whichever came first.

On March 1, 2012, Longmen Joint Venture sold its 22.76% equity interest of Tongxing to two individuals, who are the representatives from Long Steel Group. As of March 1, 2012, Tongxing had a carrying value of net assets of $40.5 million which were included in the consolidated net assets of the Company and a noncontrolling interest in Tongxing of $32.5 million. The Company retained the land use right associated with the Tongxing property adjacent to the Longmen Joint Venture facility, which had a carrying value of $3.6 million immediately prior to the transaction and relinquished its controlling interest in the remaining net assets (primarily operating assets). In connection with the transaction, the Company also settled with a payable in cash of $0.3 million and transferred the dividend receivable of $0.9 million from Tongxing to the two individuals. These arrangements meet the criteria of ASC 810-10-40-6b and 6d, deconsolidation of a Subsidiary with multiple arrangements treated as a single transaction. As the land use rights held in Tongxing have been included as part of the Company’s consolidated assets, this transaction was considered as a change in the Company’s ownership interest in the land use right similar to a change in a parent company’s ownership interest in a subsidiary in accordance with ASC 810-10-45-23 and therefore the carrying value of the land use right was not stepped up to fair value. The net impact of these transactions resulted in a reduction of $3.1 million paid-in capital.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

See Note 21 “Equity” for the reconciliation of Tongxing’s noncontrolling interest.

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

The Company has determined that it is appropriate for Longmen Joint Venture to consolidate Hualong and Huatianyulong with appropriate recognition in the Company’s financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture. The Company also has determined that it is appropriate for Longmen Joint Venture to consolidate Tongxing’s net income from the beginning of the acquisition date to March 1, 2012, the date on which Longmen Joint Venture relinquished its equity interest and majority voting rights in Tongxing, and thereby its power of control of Tongxing.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of March 31, 2012 and December 31, 2011 were (13.6) and (19.8), respectively. As of March 31, 2012, the Company’s current liabilities exceed current assets (excluding non-cash item) by $733.1 million. And as of June 30, 2013, the Company’s estimated current liabilities may exceed current assets (excluding non-cash item) by $777.4 million.

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

Line of credit

The Company received lines of credit from six major banks totaling $202.1 million with expiration dates ranging from April 2, 2014 to October 26, 2014.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of China	19.1	August 25, 2014 to October 26, 2014
China Everbright Bank	47.7	October 8, 2014
Bank of Ningxia	23.9	September 27, 2014
Ping’an Bank	47.8	April 2, 2014
SPD Bank	15.9	May 15, 2014
Bank of Xi’an	47.7	April 7 to October 9, 2014
Total	$202.1

As of the date of this report, the Company utilized $133.8 million of these lines of credit.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $477.6 million with the following companies:

Company	Financing period covered	Financing Amount (in millions)

Company A – related party	January 6, 2013 – January 5, 2015	$79.6
Company B – third party	January 6, 2013 – January 5, 2015	79.6
Company C – third party	October 1, 2013 – September 30, 2014	318.4
Total		$477.6

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. Each company has signed a two-year agreement with Longmen Joint Venture which was effective on January 6, 2013 to finance Longmen Joint Venture for its coke purchase for a two-year period. According to the above signed agreement, both Company A and B will not demand any cash payments for next two years. As of the date of this report, our payables to Company A and Company B are approximately $61.3 million and $47.9 million, respectively.

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. In October 2012, Company C signed a one year agreement which is effective and payable from October 2012 to finance Longmen Joint Venture up to $158.3 million for its iron ore purchase. In June 2013, Company C signed another one year agreement which is effective and payable from October 1, 2013 to finance Longmen Joint Venture up to $318.4 million for its iron ore purchase. According to the agreement, during the contract period, Company C agrees to provide the amount of not less than $318.4 million in iron ore to Longmen Joint Venture. During the contract term, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. This agreement also helps secure Company C’s iron ore sales to Longmen Joint Venture. As of the date of this report, our payable to Company C is approximately $1.2 million.

Financing sales

As part of our working capital management, Longmen Joint Venture has entered into an additional financing sales agreement with a third party company, Company D and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”) (“financing sales”) to provide liquidity to the Company in the total amount of $79.6 million. See Note 9 for financing sales details.

Based on the contract terms, from December 31, 2012 until the earlier of the expiration date of the contract or December 31, 2013, the advance payment balance from Company D cannot be less than $79.6 million. The contract has been extended to December 31, 2014. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company D is approximately $8.3 million.

Other financing

On January 7, 2013, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $43.8 million in financial support from a two-year balancing payment extension granted by the following three companies:

Company	Financing period covered	Financing Amount (in millions)

Company E – related party	January 7, 2013 – January 6, 2015	$15.9
Company F – related party	January 7, 2013 – January 6, 2015	20.7
Company G – related party	January 7, 2013 – January 6, 2015	7.2
Total		$43.8

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

According to the contract terms, Company E, Company F and Company G, have agreed to grant a two year payment extension in the amounts of $15.9 million, $20.7 million and $7.2 million respectively. As of the date of this report, our payables to Company E, Company F and Company G are approximately $25.6 million, $15.7 million and $16.9 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of March 31, 2013, Longmen Joint Venture has collected a total amount of $35.2 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from June 30, 2013 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of June 30, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended June 30, 2014
Current liabilities over current assets (excluding non-cash items) as of June 30, 2013 (unaudited)	$(777.4)
Projected cash financings and outflows:
Cash provided by line of credit from banks	202.1
Cash provided by vendor financing	477.6
Cash provided by financing sales	79.6
Cash provided by other financing	43.8
Cash provided by sales representatives	35.2
Cash projected to be used in operations in the twelve months ended June 30, 2014	(27.7)
Net projected change in cash for the twelve months ended June 30, 2014	$33.2

As a result, the unaudited condensed consolidated financial statements for the period ended March 31, 2012 have been prepared on a going concern basis.

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the fair value of the profit sharing liability, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the interest rate used in the financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of March 31, 2012 and December 31, 2011, the Company does not have any open commodity contracts to mitigate such risks.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2012 and December 31, 2011 amounted to $540.0 million and $518.2 million, respectively. As of March 31, 2012, $7.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 45.0% and 32.3% of the Company’s total sales for the three months ended March 31, 2012 and 2011, respectively. These five major customers accounted for 48.9% and 27.2% of total accounts receivable as of March 31, 2012 and December 31, 2011, respectively. One of the five major customers accounted for more than 10% of total accounts receivable, including related parties, both as of March 31, 2012 and December 31, 2011.

For the three months ended March 31, 2012 and 2011, the Company purchased approximately 65.3% and 60.3% of its raw materials from five major suppliers, respectively. These five vendors accounted for 26.0% and 16.9% of total accounts payable as of March 31, 2012 and December 31, 2011, respectively. One of the five major suppliers individually accounted for more than 10% of total accounts payable, including related parties, as of March 31, 2012 and none of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2011.

(g)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries in China use the local currency, Renminbi (RMB), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $8.8 million and $10.2 million as of March 31, 2012 and December 31, 2011, respectively. The balance sheet amounts, with the exception of equity at March 31, 2012 and December 31, 2011 were translated at 6.31 RMB and 6.37 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2012 and 2011 were 6.30 RMB and 6.59 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors issuing $40.0 million (“Notes”) and 1,154,958 warrants. The warrants can be exercised for common stock through May 13, 2013 at $13.51 per share, subject to customary anti-dilution adjustments.

On December 24, 2009, the holders of the existing warrants of 1,154,958 shares entered into an agreement with the Company that reset the exercise price from $13.51 to $5 per share and increased the number of warrants from 1,154,958 to 3,900,871.

In December 2009, the Company issued an additional 2,777,778 warrants in connection with a registered direct offering.

The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stocks by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of March 31, 2012 and December 31, 2011. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 12 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

The Company determined the carrying value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7.3% based on the Company’s average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

(in thousands)	Carrying Value as of March 31, 2012	Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$23	$-	$23	$-
Profit sharing liability	311,358	-	-	311,358
Total	$311,381	$-	$23	$311,358

We re-measured the fair value of the 40% profit sharing liability as of March 31, 2012 and the difference is immaterial in comparing to the initial value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Carrying Value as of December 31, 2011	Fair Value Measurements at December 31, 20111 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$10	$-	$10	$-
Profit sharing liability	303,233	-	-	303,233
Total	$303,243	$-	$10	$303,233

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three month ended March 31, 2012 and for the year ended December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$303,243	$5,573
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	-	280,857
Current period interest expense accreted	5,630	14,047
Change of derivative liabilities charged to earnings	13	(5,563)
Exchange rate effect	2,495	8,329
Ending balance	$311,381	$303,243

Except for the derivative liabilities and profit sharing liability, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard. The carrying value of the long term loans-related party approximates to its fair value as of the reporting date.

(i)	Plant and equipment, net

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

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2012, the Company expects these assets to be fully recoverable.

Land use rights

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.8 million (RMB 23.7 million). These land use rights are for 50 years and expire in 2050 and 2053. The Company amortizes the land use rights over the twenty-year business term because its business license had a twenty-year term.

Long Steel Group contributed land use rights for a total amount of $23.5 million (RMB 148.7 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.6 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,758	2050 & 2053
Longmen Joint Venture	$23,549	2048 & 2052
Maoming Hengda	$2,629	2054

Mining right

Mining rights are capitalized at cost when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. In October 2011, Longmen Joint Venture acquired iron ore mining right amounting to $2.3 million (RMB 14.9 million), which is amortized over the estimated recoverable reserve of 4.2 million tons.

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

Longmen Joint Venture and its previously consolidated subsidiary prior to March 1, 2012,Tongxing, invested in several companies from 2003 to 2007. Tongxing, along with its investments in Shaanxi Daxigou Mining Co., Ltd, Huashan Metallurgical Equipment Co., Ltd, and Shaaxi Long Steel Group Baoji Steel Rolling Co., Ltd were deconsolidated from the Company’s consolidated financial statements as of March 1, 2012. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as of March 31, 2012 and December 31, 2011.

Unconsolidated entities	Year acquired	March 31, 2012 Net investment (In thousands)	Owned %	December 31, 2011 Net investment (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd	2004	$-	-	$8,304	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	-	-	3,067	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	-	-	428	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2007	904	24.1	1,041	27.0
Total		$904		$12,840

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total investment loss in unconsolidated subsidiaries amounted to $0.04 million for the three months ended March 31, 2012, and total investment income in unconsolidated subsidiaries amounted to $1.7 million for the three months ended March 31, 2011, respectively, which is included in “Income (loss) from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive loss.

(l)	Recently issued accounting pronouncements

In February 2013, the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's unaudited condensed consolidated financial statements.

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's unaudited condensed consolidated financial statements.

(m)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related party due within one year as of:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loans to Long Steel Group; due dates various from July to August 2012; interest rate was 6.10%. At the end of the loan period, both parties agreed to extend the loan to be due on demand and non-interest bearing.	$63,199	$-
Total loans receivable – related party	$63,199	$-

The Company had the following long-term loan receivable – related party as of:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd.; due in December 2013; interest rate was 4.75%	$2,000	$-
Total long-term loan receivable – related party	$2,000	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.9 million and $0 for the three months ended March 31, 2012 and 2011, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Accounts receivable	$20,602	$14,624
Less: allowance for doubtful accounts	(2,025)	(2,023)
Accounts receivable – related parties	53,056	20,593
Net accounts receivable	$71,633	$33,194

Movement of allowance for doubtful accounts is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$2,023	$296
Charge to expense	-	1,972
Less: write-off	-	(284)
Exchange rate effect	2	39
Ending balance	$2,025	$2,023

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Supplies	$22,035	$20,869
Raw materials	276,931	279,041
Finished goods	74,528	35,962
Less: allowance for inventory valuation	(13,430)	(38,143)
Total inventories	$360,064	$297,729

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2012 and December 31, 2011, the Company had provided allowance for inventory valuation in the amounts of $13.4 million and $38.1 million, respectively.

Movement of allowance for inventory valuation is as follows:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$38,143	$-
Addition	13,464	37,512
Less: write-off	(38,556)	-
Exchange rate effect	379	631
Ending balance	$13,430	$38,143

Note 6 – Advances on inventory purchases

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $174.2 million and $83.8 million as of March 31, 2012 and December 31, 2011, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Buildings and improvements	$182,925	$181,644
Machinery	603,931	623,162
Machinery under capital lease	586,224	581,413
Transportation and other equipment	18,431	18,132
Construction in progress	9,035	8,203
Subtotal	1,400,546	1,412,554
Less: accumulated depreciation	(171,774)	(155,318)
Total	$1,228,772	$1,257,236

Construction in progress consisted of the following as of March 31, 2012:

Construction in progress	Value	Completion
description	(In thousands)	date
Thousands tons gas tank piping transformation	$751	May 2012
8 Thousands tons gas tank pressure motor and room	167	May 2012
Steelmaking system transformation	96	June 2012
Project materials	7,494
Others	527
Total	$9,035

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Machinery	$586,224	$581,413
Less: accumulated depreciation	(25,525)	(18,411)
Carrying value of leased assets	$560,699	$563,002

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. General Steel (China) leases facility to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”) including approximately 776,078 square feet of workshops, land, equipment and other facilities, which amounted to RMB 215.8 million ($34.2 million). The term of the original lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.3 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they did not plan to lease the assets after June 30, 2012 and will terminate the supplemental agreement early. There was no penalty for early termination of the lease.

The Company assessed the recoverability of all of its remaining long lived assets at March 31, 2012 and such assessment did not result in any other impairment charges for the period ended March 31, 2012.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Depreciation expenses for the three months ended March 31, 2012 and 2011 amounted to $20.1 million and $8.7 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended March 31, 2012 and 2011, which amounted to $7.0 million and $0, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Land use rights	$29,936	$29,685
Mining right	2,326	2,338
Software	689	685
Subtotal	32,951	32,708
Less:
Accumulated amortization – land use rights	(6,811)	(6,442)
Accumulated amortization – mining right	(893)	(822
Accumulated amortization – software	(339)	(301)
Subtotal	(8,043)	(7,565)
Intangible assets, net	$24,908	$25,143

The gross amount of the intangible assets amounted to $33.0 million and $32.7 million as of March 31, 2012 and December 31, 2011, respectively. The remaining weighted average amortization period is 35.0 years as of March 31, 2012.

Total amortization expense for the three months ended March 31, 2012 and 2011 amounted to $0.3 million and $0.2 million, respectively.

Total depletion expense for the three months ended March 31, 2012 and 2011 amounted to $0.06 million and $0, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
March 31, 2013	$1,657	23,251
March 31, 2014	1,657	21,594
March 31, 2015	1,657	19,937
March 31, 2016	1,657	18,280
March 31, 2017	1,657	16,623
Thereafter	16,623	-
Total	$24,908

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $440.0 million and $363.3 million as of March 31, 2012 and December 31, 2011, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $401.4 million and $451.1 million as of March 31, 2012 and December 31, 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had the following short-term notes payable as of:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due June 2012 and February 2013. Restricted cash required of $14.3 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$20,671	$7,934
Longmen Joint Venture: Notes payable to various banks in China, due various dates from April to September 2012. $425.7 million restricted cash and $401.4 million notes receivable are secured for notes payable as of March 31, 2012, and comparatively $355.4 restricted cash and $451.1 million notes receivable secured as of December 31, 2011, respectively; some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	1,227,564	1,105,570
Total short-term notes payable	$1,248,235	$1,113,504

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from April to December 2012. Weighted average interest rate was 7.5% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$41,526	$43,149
Longmen Joint Venture: Loans from various banks in China, due various dates from April to December 2012. Weighted average interest rate was 6.6% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	277,136	209,234
Tianwu: Loans from Industrial and Commercial Bank of China Limited, due date various from March to August 2012. Interest rate was 5% additional to standard bank interest rate, and secured by accounts receivables. These loans were repaid in the first quarter of 2012.	-	1,571
Total short-term loans - bank	$318,662	$253,954

As of March 31, 2012 and December 31, 2011, the Company has not met its financial covenant stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of March 31, 2012 and December 31, 2011, the Company's debt to asset ratio was 108.0% and 105.4%, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Furthermore, the Company is party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of March 31, 2012 and December 31, 2011 were $12.7 million and $12.6 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from April to October 2012, and weighted average interest rate was 6.6% per annum. These loans were either repaid or renewed subsequently on the due dates.	$104,227	$143,102
Longmen Joint Venture: Loans from financing sales.	189,458	97,583
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,022	5,972
Total short-term loans – others	$299,707	$246,657

The Company had various loans from unrelated companies amounting to $299.7 million and $246.7 million as of March 31, 2012 and December 31, 2011, respectively. Of the $299.7 million, $6.0 million loans carry no interest, $189.5 million of financing sales are subject to interest rates ranging between 2.0% and 5.8%, and the remaining $104.2 million are subject to interest rates ranging from 5.0% to 8.3%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 2.0% to 5.8% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 2.0% to 5.8% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the unaudited condensed consolidated financial statements.

Total financing sales for the three months ended March 31, 2012 and 2011 amounted to $144.2 million and $159.7 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2012 and 2011, accounted to $1.2 million and $1.6 million, respectively.

Short term loans due to related parties

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.	$15,840	$15,710
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rate is 10% per annum.	5,075	-
General Steel China:Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rate is 10% per annum.	18,795	-
General Steel China:Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rate is 10% per annum.	24,674	-
General Steel China:Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rate is 10% per annum.	1,356	-
General Steel China:Loans from Yangpu Capital Automobile, due on demand, and interest rate is 10% per annum.	1,410	-
Longmen Joint Venture: Loans from financing sales.	15,842	-
Total short-term loans - related parties	$82,992	$15,710

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term loans due to related party

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due various dates from July 2013 to November 2015 and interest rates are 5.6% - 5.9% per annum	$92,797	$92,035
Total long-term loans - related party	$97,797	$92,035

As of March 31, 2012, the total assets used by the Company as collateral were $67.6 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $48.4 million and $14.1 million for the three months ended March 31, 2012 and 2011, respectively.

Capitalized interest amounted to $0.03 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2012 and December 31, 2011, customer deposits amounted to $138.1 million and $158.8 million, respectively, including deposits received from relate parties, which amounted to $57.4 million and $68.3 million, respectively

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $34.8 million and $23.8 million in deposits due to sales representatives, including deposits due to related parties, as of March 31, 2012 and December 31, 2011, respectively.

Note 12 – Convertible notes and derivative liabilities

The Company has 3,900,871 warrants outstanding in connection with the $40 million convertible notes issued in 2007, which expire on May 13, 2013 and 2,777,778 warrants outstanding in connection with a registered direct offering in 2009, which expire on June 24, 2012. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of March 31, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	65%	80%
Expected dividend yield	0%	0%
Risk-free interest rate	0.21%	0.07%
Expected lives	1.12 years	0.23years
Market price	$1.05	$1.05
Strike price	$5.00	$5.00

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of the warrants as of December 31, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.17%	0.24%
Expected lives	1.37 years	0.48 years
Market price	$0.99	$0.99
Strike price	$5.00	$5.00

As of March 31, 2012 and December 31, 2011, derivative liabilities amounted to $23.1 thousand and $10.2 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2012	6,678,649

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	1.12
Outstanding and exercisable warrants issued in 2009	$5.00	2,777,778	0.23

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $7.5 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively.

The Company paid income tax amounted to $0.1 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.1 million, which was not yet collected.

During the three months ended March 31, 2012, the Company sold its 22.76% equity interest of Tongxing at carrying value of $8.0 million to two individuals who are representatives from Long Steel Group, a related party. In connection with this transaction, the Company received a land use rights from Tongxing at carrying value for $3.6 million and settled with a payable in cash of $0.3 million that the Company has not been paid. In addition, the Company determined that dividend receivables of $0.9 million will be transferring to the two individuals and will not be collected from Tongxing after these transactions.

During the three months ended March 31, 2012, the Company converted $48.1 million of our accounts payable and other payables from our related parties to short term loans upon the execution of the loan agreements.

During the three months ended March 31, 2012, the Company offset $11.5 million of advance on inventory purchases to related parties as short-term loan repayments.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the three months ended March 31, 2011, the Company recognized $13.8 million of deferred lease income in related to other receivables – related parties that have not been collected.

Other receivables – related parties from Shaanxi Steel of $59.3 was offset with short-term loans due to the same related party as of March 31, 2011.

Note 14 - Deferred lease income

To compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $7.0 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended March 31, 2012 and 2011, the Company recognized $0.5 million in each period. As of March 31, 2012 and December 31, 2011, the balance of deferred lease income amounted to $78.6 million and $78.5 million, respectively, of which $2.1 million and $2.1 million represents balance to be amortized within one year.

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production cost	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(530)	(2,008)
Exchange rate effect	646	1,995
Ending balance	78,640	78,524
Current portion	(2,116)	(2,099)
Noncurrent portion	$76,524	$76,425

Note 15 - Capital lease obligations

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 16 – “Profit sharing liability”.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of March 31, 2012:

Year ending	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
March 31, 2013	$-	$-	$-
March 31, 2014	-	-	-
March 31, 2015	109,062	-	109,062
March 31, 2016	27,846	-	27,846
March 31, 2017	27,846	-	27,846
Thereafter	392,159	861,225	1,253,384
Total minimum lease payments	556,913	861,225	1,418,138
Less: amounts representing interest	(242,833)	(549,867)	(792,700)
Ending balance	$314,080	$311,358	$625,438

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended March 31, 2012 on the minimum lease payments were $5.2 million and on the profit sharing liabilities were $5.6 million.

Note 16 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 15- “Capital lease obligations”). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is amortized over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 1(h) – “Financial instruments” for details.

Based on the performance of the Asset Pool, no profit sharing payment was made for the three months ended March 31, 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended March 31, 2012 and 2011, the Company recognized lease income of $0.5 million and $0.5 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended March 31, 2012 and 2011 are as follows:

(In thousands)	March 31, 2012	March 31, 2011
Current	$367	$750
Deferred	169	(3,501)
Total provision (benefit) for income taxes	$536	$(2,751)

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $253.9 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. After the filing of the 2010 Form 10-K/A, management reevaluated the Company's future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of March 31, 2012 was $54.9 million. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income, have been reclassified from the net operating losses carried forward for the year ended December 31, 2011 to conform with the 2012 presentation.

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	March 31, 2012		December 31, 2011
	(in thousands)		(in thousands)
Beginning balance	$167	(A)	$15,301	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	696		912
Effective tax rate	25%		25%
Addition in deferred tax asset	174	(B)	228	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	5,147		143,180
Effective tax rate	15%		15%
Addition in deferred tax asset	772	(C)	21,477	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	3,001		6,112
Effective tax rate	25%		25%
Addition in deferred tax asset	750	(D)	1,528	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	35,418		58,611
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	5,313	(E)	8,792	(E)
(Addition) reversal in valuation allowance	(7,194	)(F)	(46,914	)(F)
Deconsolidation of Tongxing	(216	)(G)	-	(G)
Exchange difference	234	(H)	(245	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$167

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Movement of valuation allowance:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$47,703	$-
Current period addition	7,194	46,914
Current period reversal	-	-
Deconsolidation of Tongxing	(216)
Exchange difference	198	789
Ending balance	$54,879	$47,703

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2012. The net operating loss carry forwards for United States income taxes amounted to $1.7 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2012 was $0.6 million. The net change in the valuation allowance for the three months ended March 31, 2012 was $0. Management will review this valuation allowance periodically and make adjustments as warranted.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of March 31, 2012 and December 31, 2011, the Company had $1.6 million and $5.8 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $179.5 million and $ 171.3 million, respectively, for the three months ended March 31, 2012, $214.5 million and $176.9 million, respectively, for the three months ended March 31, 2011.

Taxes payable consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
VAT taxes payable	$30	$4,856
Income taxes payable	147	96
Misc. taxes	5,178	6,422
Totals	$5,355	$11,374

Note 19 – Loss per share

The computation of loss per share is as follows:

 (in thousands, except per share data)

	March 31, 2012	March 31, 2011
Loss attributable to holders of common stock	$(34,784)	$(8,917)
Basic and diluted weighted average number of common shares outstanding	55,520	54,840
Loss per share
Basic and diluted	$(0.63)	$(0.16)

The Company had warrants exercisable for 6,678,649 shares of the Company’s common stock at March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three months ended March 31, 2012 and 2011.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

Balance at March 31, 2012
(in thousands)
Machinery	$586,224
Less: accumulated depreciation	(25,525)
Carrying value of leased assets	$560,699

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipments and other facilities amounting to RMB 215.8 million ($34.2 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and plans to terminate the supplemental agreement early. There is no penalty for early termination.

For the three months ended March 31, 2012 and 2011, General Steel (China) realized rental income in each period of $0.8 million which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive loss.

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Original cost of fixed assets leased	$34,183	$33,903
Less: Accumulated depreciation	(18,535)	(17,813)
Less : Impairment of long-lived assets	(5,561)	(5,515)
Fixed assets leased, net	$10,087	$10,575

The future rental payments to be received associated with the Lease Agreement entered into on March 31, 2010 and the supplemental agreement entered into on July 28, 2011 and ending on March 31, 2013, are as follows:

Year Ending March 31,	Amount
(in thousands)
2013	$2,401
Thereafter	-
Total	$2,401

c. The following chart summarized sales to related parties for the three months ended March 31, 2012 and 2011.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Name of related parties	Relationship	March 31, 2012	March 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$96,541	$144,173
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	25,486
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	20,261
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	76,739	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	41,482	-
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	14,444	11,393
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	16,967	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,150
Shaanxi Steel	Majority shareholder of Long Steel Group	582	521
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	7,337	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	10,037	-
Others	Entities either owned or have significant influence by our affiliates or management	115	1
Total		$264,244	$208,985

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

d. The following charts summarize purchases from related parties for the three months ended March 31, 2012 and 2011.

Name of related parties	Relationship	March 31, 2012	March 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$202,024	$194,361
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	4,689
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	75,984	100,036
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	51,381	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	1,544	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,134	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	5,281	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	402	-
Others	Entities either owned or have significant influence by our affiliates or management	88	23
Total		$338,838	$299,109

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Related party balances

a.	Loans receivable – related party:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,199	$-
Total		$63,199	$-

See Note 3 – loans receivable – related party for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$35,650	$9,187
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	4,749	3,141
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	306	303
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	762	755
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	2,525	-
Shaanxi Steel	Majority shareholder of Long Steel Group	9,064	7,207
Total		$53,056	$20,593

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$15,244
Shaanxi Steel	Majority shareholder of Long Steel Group	64,855	66,869
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	747	937
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	55	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	9,508	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	2,441
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	475	-
Teamlink Investment Co., Ltd.	Owned by CEO through indirect shareholding	-	2,000
Others	Entities either owned or have significant influence by our affiliates or management	412	188
Total		$76,052	$87,679

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$1,028
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	73,123	15,678
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,726	3,538
Total		$76,849	$20,244

e.	Long-term loan receivable – related party

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	$2,000	$-
Total		$2,000	$-

See Note 3 – loans receivable – related party for loan details.

f.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$37,984	$46,487
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	56,582	11,231
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	25,511
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	48,920	12,800
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	40,115	14,856
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,008	1,185
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	93	1,600
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	5,233	8,034
Others	Entities either owned or have significant influence by our affiliates or management	125	124
Total		$190,063	$121,828

g .	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$15,842	$-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	39,710	15,710
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	24,674	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,356	-
Yangpu Capital Automobile	artially owned by CEO through indirect shareholding	1,410	-
Total		$82,992	$15,710

See Note 9 – Debt for the loan details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$939	$1,040
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	85,052	20,001
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	263	241
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	-	1,398
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	5,771
Victory Energy Resource Limited	Partially owned by CEO through indirect shareholding	7,320	-
Others	Entities either owned or have significant influence by our affiliates or management	1,458	422
Total		$95,032	$28,873

i.	Customer deposits – related parties:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$13,205	$24,256
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	10,738	5,972
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	20,592	1,506
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,102
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	1,713	4,755
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,345
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	5,911	6,822
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,026	1,540
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,169	11,178
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	1,750
Others	Entities either owned or have significant influence by our affiliates or management	49	51
Total		$57,403	$68,277

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$618	$471
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	618	472
Total		$1,236	$943

k.	Long-term loans – related party:

Name of related party	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$92,797	$92,035
Total		$92,797	$92,035

The Company also provided guarantee on related parties’ bank loans amounting to $159.2 million and $56.6 million as of March 31, 2012 and as of December 31, 2011, respectively.

l.	Deferred lease income

	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production costs	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(530)	(2,008)
Exchange rate effect	646	1,995
Ending balance	78,640	78,524
Current portion	(2,116)	(2,099)
Noncurrent portion	$76,524	$76,425

For the three months ended March 31, 2012 and 2011, the Company realized lease income from Shaanxi Steel, a related party amounted $0.5 million and $ 0, respectively.

Note 21 - Equity

Preferred Stock

On May 18, 2007, the Company entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in General Steel (China ). The Company agreed to issue to Victory New an aggregate of 3,092,899 shares of its Series A Preferred Stock with a fair value of $8,374,000, and these shares of Series A Preferred Stock carry a voting power of 30% of the combined voting power of the Company’s common and preferred stock while outstanding. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors.  Dividends are not mandatory and shall not accrue. Preferred shares are non-redeemable.

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

2012 Equity Transactions

On March 1, 2012, Longmen Joint Venture sold its 22.76% equity interest of Tongxing to two individuals, who are the representatives from Long Steel Group. As of March 1, 2012, Tongxing had a carrying value of net assets of $40.5 million which were included in the consolidated net assets of the Company and a noncontrolling interest in Tongxing of $32.5 million. The Company retained the land use right associated with the Tongxing property adjacent to the Longmen Joint Venture facility, which had a carrying value of $3.6 million immediately prior to the transaction and relinquished its controlling interest in the remaining net assets (primarily operating assets). In connection with the transaction, the Company also settled with a payable in cash of $0.3 million and transferred the dividend receivable of $0.9 million from Tongxing to the two individuals. These arrangements meet the criteria of ASC 810-10-40-6b and 6d, deconsolidation of a Subsidiary with multiple arrangements treated as a single transaction. As the land use rights held in Tongxing have been included as part of the Company’s consolidated assets, this transaction was considered as a change in the Company’s ownership interest in the land use right similar to a change in a parent company’s ownership interest in a subsidiary in accordance with ASC 810-10-45-23 and therefore the carrying value of the land use right was not stepped up to fair value. The net impact of these transactions resulted in a reduction of $3.1 million paid-in capital.

The following is a reconciliation of Tongxing’s noncontrolling interest for the three months ended March 31, 2012:

(in thousands)	Noncontrolling interest
	Total	Tongxing	Others
Balance at December 31, 2011	$(56,189)	$32,934	$(89,123)
Net income (loss) attributable to noncontrolling interest	(20,964)	341	(21,305)
Addition to special reserve	180	-	180
Usage of special reserve	(77)	-	(77)
Deconsolidation of Tongxing	(35,943)	(33,654)	(2,289)
Foreign currency translation adjustments	(476)	379	(855)
Balance at March 31, 2012	$(113,469)	$-	$(113,469)

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock. Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. As of March 31, 2012, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $1.70 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company amounted to $1.8 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Note 23 – Statutory reserves

The laws and regulations of the People’s Republic of China require that before a foreign -invested enterprise distributes profits to its shareholders, it must first satisfy all tax liabilities, provision for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, to the statutory reserves. The statutory reserves include the surplus reserve funds and the enterprise fund and these statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended March 31, 2012 and 2011, the Company did not make any contributions these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the three months ended March 31, 2012 and 2011, the Company made contributions of $0.4 million and $0.1 million to these reserves, respectively, and used $0.2 million and $0 of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of March 31, 2012 is as follows:

Year ending March 31,	Minimum lease payment
(in thousands)
(Unaudited)
2013	$2,941
2014	1,425
2015	1,207
2016	552
2017	552
Years after	20,204
Total minimum payments required	$26,881

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total rental expense amounted to $0.7 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Longmen Joint Venture has $3.0 million contractual obligations related to construction projects as of March 31 2012.

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with a vendor to supply iron ore to be delivered based on the production demand. From October 2012 to October 2013, the minimum purchase commitment is 3 million tons at market price.

Contingencies

As of March 31, 2012, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $475.4 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$174,764	Various from April 2012 to March 2015
Bank loans	261,670	Various from April 2012 to August 2013
Confirming storage	33,793	Various from April 2012 to March 2013
Financing by the rights of goods delivery in future	1,965	Various from August 2012 to September 2012
Others	3,168
Total	$475,360

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$88,165	Various from April 2012 to March 2013
Hancheng Haiyan Coking Co., Ltd	20,493	Various from May 2012 to March 2013
Long Steel Group Fuping Rolling Steel Co., Ltd	8,159	Various from July 2012 to February 2013, partial guarantee amount extended to March 2013
Yichang Zhongyi Industrial Co., Ltd	27,931	Various from June 2012 to April 2013, partial guarantee amount extended to May 2013
Jingmen Desheng Metal Co., Ltd	43,624	Various from June 2012 to August 2013
Chengdu Yusheng Steel Trading Co., Ltd	13,773	Various from April to July 2012
Shaanxi Shengzilong Industry Co., Ltd	10,399	Various from June to December 2012
Shaanxi Tianyi Metal Materials Trading Co., Ltd	1,965	Various from August to September 2012
Shaanxi Hongan Material Co., Ltd.	10,109	Various from August to October 2012, partial guarantee amounts extended to October and December 2013
Shaanxi Anlin Material Co., Ltd.	7,013	November 2012
Luoyang Shangyang Metallurgy Trading Co., Ltd	3,168	May 2012
Chongqing Qiaorui Technology Trading Co., Ltd	6,075	Various from November to December 2012
Chengdu Zhongyi Steel Co., Ltd.	1,901	April 2012, extended to December 2013
Hancheng Sanli Furnace Burden Co., Ltd.	157,691	March 2015
Shaanxi Heimao Coking Co., Ltd	23,760	July 2012
Tianjin Dazhan Industry Co, Ltd	22,967	Various from November 2012 to January 2013
Tianjin General Qiugang Pipe Co., Ltd	27,539	February 2013
Hancheng Shenglong Coal and Coke Co., Ltd	597	May 2012
Xi'an Shengkai Measurment Tecnology Co., Ltd	31	June 2012
Total	$475,360

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2012, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Note 25 – Segments

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

The following represents results of division operations for three months ended March 31, 2012 and 2011:

(In thousands)

Sales:	2012	2011
Longmen Joint Venture	$643,276	$709,305
Maoming Hengda	1,980	544
Baotou Steel Pipe Joint Venture	177	614
General Steel (China) & Tianwu Joint Venture	5,192	10,366
Total sales	650,625	720,829
Interdivision sales	(2,584)	(10,365)
Consolidated sales	$648,041	$710,464

Gross profit:	2012	2011
Longmen Joint Venture	$5,275	$4,518
Maoming Hengda	(83)	(422)
Baotou Steel	19	(127)
General Steel (China) & Tianwu Joint Venture	419	(495)
Total gross profit	5,630	3,474
Interdivision gross profit	-	1,575
Consolidated gross profit	$5,630	$5,049

Income (loss) from operations:	2012	2011
Longmen Joint Venture	$(11,594)	$(7,508)
Maoming Hengda	(702)	(892)
Baotou Steel	(166)	(421)
General Steel (China) & Tianwu Joint Venture	(1)	(997)
Total loss from operations	(12,463)	(9,818)
Interdivision income (loss) from operations	-	1,575
Reconciling item (1)	(536)	(1,209)
Consolidated loss from operations	$(12,999)	$(9,452)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net income (loss) attributable to General Steel Holdings, Inc.:	2012	2011
Longmen Joint Venture	$(30,348)	$(10,178)
Maoming Hengda	(536)	(1,095)
Baotou Steel	(374)	(240)
General Steel (China) & Tianwu Joint Venture	(2,978)	(1,322)
Total net loss attributable to General Steel Holdings, Inc.	(34,236)	(12,835)
Interdivision net loss	-	1,575
Reconciling item (1)	(548)	2,343
Consolidated net loss attributable to General Steel Holdings, Inc.	$(34,784)	$(8,917)

Depreciation, amortization and depletion:	2012	2011
Longmen Joint Venture	$19,246	$7,503
Maoming Hengda	504	590
Baotou Steel	11	60
General Steel (China) & Tianwu Joint Venture	798	769
Consolidated depreciation, amortization and depletion	$20,559	$8,922

Finance/interest expenses:	2012	2011
Longmen Joint Venture	$45,195	$13,730
Maoming Hengda	12	-
Baotou Steel	128	-
General Steel (China) & Tianwu Joint Venture	3,031	389
Interdivision interest expenses	-	-
Consolidated interest expenses	$48,366	$14,119

Capital expenditures:	2012	2011
Longmen Joint Venture	$8,443	$10,662
Maoming Hengda	-	216
Baotou Steel	5	23
General Steel (China) & Tianwu Joint Venture	1	8
Reconciling item (1)	-	3
Consolidated capital expenditures	$8,449	$10,912

Total Assets as of:	March 31, 2012	December 31, 2011
Longmen Joint Venture	$3,083,013	$2, 937,271
Maoming Hengda	47,787	48,350
Baotou Steel Pipe Joint Venture	8,044	8,093
General Steel (China) & Tianwu Joint Venture	197,443	146,150
Interdivision assets	(78,892)	(88,326)
Reconciling item (2)	9,430	2,583
Total Assets	$3,266,825	$3,054,121

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for three months ended March 31, 2012 and 2011.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of March 31, 2012 and December 31, 2011.

Note 26 – Subsequent events

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

In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On December 28, 2012, the Company granted senior management and directors 169,150 shares of common stock at $1.00 per share, as compensation. The shares were valued at the quoted market price on the grant date.

In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture in the amount of $310.5 million (RMB 2.0 billion).

On March 28, 2013, the Company granted senior management and directors 174,900 shares of common stock at $1.01 per share, as compensation. The shares were valued at the quoted market price on the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on February 15, 2013.

Recent Developments and First Quarter Highlights

The first quarter of 2012 was highlighted with the following:

•	Sales in the first quarter of 2012 decreased by 8.8% to $648.0 million, from $710.5 million in first quarter of 2011, due to decreased sales volume as well as a decrease in the average selling price of our products. For the first quarter of 2012, sales volume of rebar in Shaanxi Longmen Iron and Steel Co. Ltd. ("Longmen Joint Venture") totaled 1.1 million metric tons, a decrease of 6.6%, compared to 1.2 million metric tons in the first quarter of 2011, with an average selling price of $588.7 per ton, compared to $606.6 per ton in the first quarter of 2011.

•	Gross profit in the first quarter of 2012 totaled $5.6 million, or 0.9% of total revenue, as compared to a gross profit of $5.0 million, or 0.7% of total revenue in the first quarter of 2011. Gross profit in the first quarter of 2012 also had a turnaround as compared to a gross loss of $150.7 million, or (19.0)% of total revenue in the fourth quarter of 2011.

•	Total finance expenses in the first quarter of 2012 totaled $48.3 million, of which, $10.8 million was the interest expense on capital lease as compared to $0 in the same period of 2011, and $37.5 million was the interest expense on bank borrowings, related parties borrowings and discounted notes receivable as compared to $14.1 million in the first quarter of 2011.

•	Loss per share was $0.63 in the first quarter of 2012, compared to a loss of $0.16 per share in the first quarter of 2011. The increase in the loss in the first quarter was mainly due to the increased interest expenses on capital lease, bank borrowings, related parties borrowings and discounted notes receivable expenses.

•	On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock (the “Share Repurchase Program”). Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. As of March 31, 2012, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $1.70 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

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

 Our two-pronged growth strategy focuses on a combination of capacity expansion, as well as optimizing operating efficiencies and leverage:

•	We aim to grow our revenue by increasing capacity and through continual cooperation and partnerships with leading state-owned enterprises (SOEs).
•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure.

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

Our Company, together with our subsidiaries, majority owned subsidiaries and valuable interest entity, are referred to as the Group.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that they do not intend to continue with the lease at June 30, 2012. There is no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and the impairment amount was estimated to be $5.5 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011. Management also re-evaluates the fair value of its long-term assets on annual basis, or if there is a triggering event, which would require an assessment sooner.

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

Shaanxi Longmen Iron and Steel Co., Ltd

Effective June 1, 2007, through General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”), a 99% owned company of General Steel (China), we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through General Steel (China) and Qiu Steel, we invested approximately $39.3 million in cash and collectively held a 60% ownership interest in Longmen Joint Venture until April 29, 2011 when we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group co., Ltd. (“Shaanxi Steel”). Longmen Joint Venture was determined to be a Variable Interest Entity (“VIE”) and we are the primary beneficiary.

Long Steel Group, located in Hancheng city, Shaanxi Province, in China’s Western region, was founded in 1958 and incorporated in 2002. Long Steel Group is owned by a state owned entity through Shaanxi Steel. Long Steel Group holds the remaining 40% ownership interest in Longmen Joint Venture and operates as a fully-integrated steel production facility.  Fewer than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, Longmen Joint Venture has five branch offices, four consolidated subsidiaries/VIE and five entities in which it has a noncontrolling interest.  It employs approximately 9,600 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 185 vehicles and provides transportation services exclusively to Longmen Joint Venture.

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

An established regional network of approximately one hundred and twenty-eight distributors together with those small distributors and three sales offices sell Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other of Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

On September 24, 2007, Longmen Joint Venture acquired a 74.92% ownership interest in Longmen Iron and Steel Group. Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”). At the same time, Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire a 36% ownership interest in its subsidiary, Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). Longmen Joint Venture paid $0.4 million (RMB 3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. Hualong’s facility produces fire-retardant materials used in various steel making processes.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward, through construction and testing and until the completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by Longmen Joint Venture to be reimbursed and executed in two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) related to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

 During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during this period. This cost of $7.0 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining terms of the 40-year sub-lease.

For the three months ended March 31, 2012 and 2011, we recognized lease income of $0.5 million and $0.5 million, respectively. As of March 31, 2012 and December 31, 2011, the deferred lease income on the land sub-lease was $78.6 million and $78.5 million, respectively. The remaining life of amortization was 37.5 years as of March 31, 2012.

On April 29, 2011, we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state-owned entity, the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus the $586.2 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture for amount of RMB 2.0 billion ($310.5 million).

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities at an amount equal to the depreciation expense on the equipment constructed by Shaanxi Steel in addition to 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, our economic interest in the profits generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Unified Management Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

The parties to the Unified Management Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee (“Supervisory Committee”) to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Unified Management Agreement. However, the Board of Directors of Longmen Joint Venture remains as the controlling decision-making body of Longmen Joint Venture and the Asset Pool.

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture. See Note 15 - “Capital lease obligations” and Note 16 -“Profit sharing liability” of the Notes to Condensed Consolidated Financial Statements included herein.

In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two installed production lines were both relocated from the Maoming Hengda (as defined below) facility and consume less energy when running at maximum efficiencies compared to our previous production line.

Maoming Hengda Steel Co., Ltd

On June 25, 2008, through our subsidiary Qiu Steel, we paid approximately $7.1 million (RMB 50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB 544.6 million).

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

To take advantage of a stronger market demand in Shaanxi Province, in the second quarter of 2009, we relocated the 800,000 metric ton capacity rebar production line from Maoming Hengda’s facility to Longmen Joint Venture.  In December 2010, we relocated the 1,000,000 metric ton capacity high-speed wire production line from Maoming Hengda’s facility to Longmen Joint Venture to meet the increased demand in Shaanxi Province.

In December 2010, we brought online a new 400,000 ton capacity rebar production line. The new rebar line was constructed as a result of a strategic alliance agreement between Maoming Hengda and Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”), executed on February 3, 2010.  According to this agreement, Yueyufeng paid $4.4 million in advance in three installments to support the construction of the rebar production line for Maoming Hengda, and charged Maoming Hengda an interest at rate of 10% annually. The interest expense incurred was recorded in finance expense.

Tianwu General Steel Material Trading Co., Ltd

We formed Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”) with Tianjin Material and Equipment Group Corporation (“TME Group”).  The contributed capital of Tianwu Joint Venture is approximately $2.9 million (or RMB 20 million), and we hold a 60% controlling interest.  TME Group is one of the largest and most diversified commodity trading groups in China.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended March 31, 2012, approximately 45.0% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development in China’s Western region is one of the top five economic priorities of the nation. Shaanxi Province, where Longmen Joint Venture is located, has been designated as a focal point for development in the western region. Longmen Joint Venture is 180 km from Xi’an, the capital city of Shaanxi Province and it does not have a major competitor within a 250 km radius.

The Western region of China where our major sale market is located has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 9.6% for the national GDP, the GDP increase of 13.9% was reported by Shaanxi Province in 2011 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 14.7%, where we have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately RMB 1.0 trillion (approximately $157.1 billion) for the year ended December 31, 2011, an increase of 18% over 2010.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an and Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with the investment of RMB260 billion (approximately $41.2 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and constructions projects provide strong and stable demand for our steel product in this area, in which we have over 70% of the market share.

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

We anticipate strong demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years as both the central and provincial governments continue to drive Western region development efforts. Government supported housing and infrastructure development projects in the Western region of China are driving demand, particularly in Shaanxi Province, which is the center of Western China's development. Although steel prices faced pressure in the second half of 2011, they have rebounded in 2012 which, coupled with the strong end-market demand, should support growth in sales of rebar and other steel products. Notably, during the 2012 National People's Congress, the central government raised its 2012 fiscal spending budget 14% year-over-year to $1.92 trillion. Under this new budget, public housing has risen to 23% of total spending, which we believe presents a meaningful opportunity to support the ongoing infrastructure growth in Western China.

At Baotou Steel Pipe Joint Venture, energy sector growth, which spurs the need to transport oil, natural gas and steam, drives demand for spiral-weld steel pipe. Presently, demand is fueled by smaller pipeline projects and municipal energy infrastructure projects within the Inner Mongolia Autonomous Region.

At Maoming Hengda, infrastructure growth and business development in Maoming city, the surrounding Guangxi cities and the Western region of Guangdong Province, drive demand for our construction steel products. As a third tier city, the industrialization and urbanization of Maoming city is one of the focuses of economic development in the west Guangdong Province.

Supply of Raw Materials

The primary raw materials we use for steel production are iron ore, coke, hot-rolled steel coil and steel billets.  Baotou Steel Pipe Joint Venture uses hot-rolled steel coil as its main raw material.  Longmen Joint Venture uses iron ore and coke as its main raw materials.  Maoming Hengda uses steel billets as its main raw material. Iron ore and coke are the main raw material used to produce hot-rolled steel coil and steel billets. As a result, the prices of iron ore and coke are the primary raw material cost drivers for our products.

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 85% of production costs are associated with raw materials, with iron ore being the largest component.

In September 2010, we formed Tianwu Joint Venture with TME Group, one of the largest and most diversified commodity trading groups in China. Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis. For the three months ended March 31, 2012, we sourced approximately 0.3% of our iron ore purchases from Tianwu Joint Venture directly.

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

The sources and/or our top five major suppliers of our raw materials for the quarter ended March 31, 2012 are as follows:

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	24.8%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	16.0%	Related Party
Xi'an Pinghe Metallurgical Raw Material Co., Ltd.	Iron Ore	10.8%	Related Party
Shaanxi Long Steel Group Import & Export Co., Ltd.	Iron Ore	10.5%	Related Party
China Railway Materials Xi’an Co., Ltd	Alloy/ Ore Powder	7.2%	Third Party
	Total	69.3%

Baotou Steel Pipe Joint Venture

Name of Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd.	Steel coil	93.0%	Third Party
Weifang Jinertai Welding Material Co., Ltd.	Steel coil	7.0%	Third Party
	Total	100.0%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	48.8%	Third Party
Hefei Jinggong Accessories Co., Ltd	Mechanical accessories	5.4%	Third Party
Maoming Yongxin Valve Co., Ltd.	Mechanical accessories	3.5%	Third Party
Kaifeng Zhonghua Instrument Co., Ltd.	Mechanical accessories	0.4%	Third Party
Guangzhou Dingding Automatic Machine Co., Ltd	Mechanical accessories	0.1%	Third Party
		58.2%

Industry Environment

Despite demand growth experienced during 2010 and 2011, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability which became the most significant challenge in the steel manufacturing business. Chinese crude steel capacity is expected to be around 840 million tons in 2012, which would be 22.1% in excess of the expected 688 million tons of consumption, according to the HIS Global Insight daily analysis, January 2012.

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

The central government has had a long-stated goal to consolidate 50% of domestic steel production among the top ten producers by 2010 and 70% by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In 2011, the central government had successfully reduced obsolete iron production capacities by 31.92 million tons.

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

“Baogang Tongyong” is the trademark under which we sell spiral-weld steel pipes products produced at Baotou Steel Pipe Joint Venture. This trademark is registered with China National Trademark Bureau.

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

Results of Operations for the Three Months Ended March 31, 2012

Sales

Three months ended March 31, 2012 compared with three months ended March 31, 2011

The following table sets forth sales and volume in metric tons for our Longmen Joint Venture.

	Three months ended
	March 31, 2012			March 31, 2011			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,092,615	$643,275	99.3%	1,169,314	$709,306	99.8%	(6.6)%	(9.3)%
Others	82,685	4,766	0.7%	19,625	1,158	0.2%	321.3%	311.7%
Total Sales	1,175,300	$648,041	100.0%	1,188,939	$710,464	100.0%	(1.1)%	(8.8)%

Total sales for the three months ended March 31, 2012 decreased by 8.8% to $648.0 million from $710.5 million for the same period in 2011. The decrease in sales compared to the same period in 2011 was predominantly due to the combined effects of decreased sales volume and average selling price. Longmen Joint Venture comprised approximately 99.3% and 99.8% of total sales for the first quarter 2012 and 2011, respectively. Sales volume of rebar decreased by 6.6% to 1.1 million metric tons, compared to 1.2 million metric tons in the same period in 2011.  The average selling price of rebar decreased by 2.9% to approximately $588.7 per ton in the first quarter of 2012 from approximately $606.6 per ton in the same period of 2011. Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our sales volume and prices have dropped during the first quarter of 2012 in comparison to the same period of 2011.

For the three months ended March 31, 2012, sales to third parties decreased by 23.5% to $383.8 million as compared to $501.5 million for the same period in 2011, while sales to related parties increased by 26.4% to $264.2 million as compared to $209.0 million for the three months ended March 31, 2011. The increase of sales to related parties was mainly due to our marketing strategy to expand our markets in rural areas in Xian city, and Sichuan Province and the sales network to the new related party customers were established after the first quarter of 2011. As such, we had sales to the new related party customers during the first quarter of 2012 while we did not have any sales to these customers in the same period of 2011. However, the decrease of sales to third parties is mainly due to weakened demand resulting from the over-capacity issues discussed above, along with sales to third parties in the rural areas in Xian city and Sichuan Province being affected by the weakened demand.

Our five major customers were all distributors and collectively represented approximately 45.0% of our total sales for the three months ended March 31, 2012 as compared to 32.3% of our total sales for the three months ended March 31, 2011. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended March 31, 2012 compared with three months ended March 31, 2011

	Three months ended
	March 31, 2012			March 31, 2011			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,092,615	$637,177	99.2%	1,169,314	$703,708	99.8%	(6.6)%	(9.5)%
Others	82,685	5,234	0.8%	19,625	1,707	0.2%	321.3%	206.7%
Total Cost of Goods Sold	1,175,300	$642,411	100.0%	1,188,939	$705,415	100.0%	(1.1)%	(8.9)%

 Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. The cost of goods sold decreased by 8.9% to $642.4 million in the first quarter of 2012 from $705.4 million in the same period of 2011. The decrease was mainly driven by the decreasing sales volume and unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 6.3% and 4.7%, respectively for the three months ended March 31, 2012 as compared to the same period in 2011, offset by higher overhead cost rate being allocated to each individual unit. In addition, we provided valuation allowance of approximately $13.5 million of inventory for impairment for our raw materials due to the drop in market price of iron ore and coke products as of March 31, 2012. As such, the average costs of rebar manufactured decreased by 3.1% to approximately $583.2 per ton in the first quarter of 2012 from approximately $601.8 per ton in the same period of 2011.

Gross Profit

Three months ended March 31, 2012 compared with three months ended March 31, 2011

	Three months ended
	March 31, 2012			March 31, 2011			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit %

Longmen Joint Venture	1,092,615	$6,098	0.9%	1,169,314	$5,598	0.8%	8.9%
Others	82,685	(468)	(9.8)%	19,625	(549)	(47.4)%	(14.8)%
Total Gross Profit	1,175,300	$5,630	0.9%	1,188,939	$5,049	0.7%	11.5%

Gross profit for the first quarter of 2012 was $5.6 million, or 0.9% of total sales, as compared to a gross profit of $5.0 million, or 0.7% of total sales in the same period in 2011. The increase in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 2.9%, which was lower than the percentage decrease of costs of rebar manufactured of 3.1% for three months ended March 31, 2012 as compared to the same period of 2011.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %

Selling, General and Administrative Expenses	$18,629	$14,501	28.5%
SG&A Expenses As a Percentage of Total Revenue	2.9%	2.0%

 SG&A expenses, such as travel expenses and transportation fees, executive compensation, salaries and wages, land use rental fees, legal and accounting fees, increased by 28.5% to $18.6 million for the three months ended March 31, 2012, compared to $14.5 million for the same period in 2011.

Selling expenses increased by 69.7% to $8.9 million as compared to $5.3 million in the same period of 2011. The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture, which related to the increase of shipment volume and long distance sales deliveries expanding to markets in rural areas in Xian city, Sichuan Province and Gansu Province.

In addition, general and administration (“G&A”) expenses increased by 5.1% to $9.7 million as compared to $9.2 million in the same period of 2011. The increase was mainly due to the rise of executive compensation, salaries and wages, land use rental fees, legal and accounting and maintenance facility expenses.

Loss from Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %

Loss from Operations	$(12,999)	$(9,452)	37.5%

Loss from operations for the three months ended March 31, 2012 increased to $13.0 million from $9.5 million for the same period in 2011. The increase in loss from operations was predominantly due to the increase in SG&A expenses offset by the increase in gross profit during the three months ended March 31, 2012, as compared to the same period in 2011.

Other Income (Expense)

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %

Interest income	$5,556	$1,063	422.7%
Finance/interest expense	(37,527)	(14,119)	165.8%
Financing cost on capital lease	(10,839)	-	-
Change in fair value of derivative liabilities	(13)	3,552	(100.4)%
Gain (loss) on disposal of equipment	(119)	(397)	(70.0)%
Income (loss) from equity investment	(43)	1,655	(102.6)%
Foreign currency transaction gain	385	619	(37.8)%
Lease income	530	452	17.3%
Other non-operating income (expense), net	(143)	305	(146.9)%
Total other expense, net	$(42,213)	$(6,870)	514.5%

Total other expense, net, for the three months ended March 31, 2012 were $42.2 million, a 514.5% increase compared to $6.9 million for the same period in 2011. The increase was mainly a result of an increase of $34.2 million in financial expense, of which, $10.8 million was interest expense on capital lease, which we did not have for the first three months ended March 31, 2011, and $23.4 million of interest expense increase was primarily due to increased discounted notes receivable during the quarter of 2012 as compared to the same period in 2011 with higher discount rate than 2011 after the central government tightened the funding policy. The increased discount notes receivables in the first quarter of 2012 as we intended to cash out the notes receivables early before the maturity date to finance our operations.

The change in fair value of derivative liabilities for the three months ended March 31, 2012 was a loss of $0.01 million compared to a gain of $3.6 million for the same period in 2011.

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

Income Taxes

For the three months ended March 31, 2012 and 2011, we had a total tax provision of $0.5 million and a tax benefit of $2.8 million, respectively. For the three months ended March 31, 2012 and 2011, we had current income tax provisions for our profitable subsidiaries, amounting to $0.3 million and $0.7 million, respectively. We had deferred income tax benefit of $3.5 million for the three months ended March 31, 2011, due to the Group’s net operating loss carried forward to offset operating income for the next five years. After the filing of the Form 10-K/A for the year ended December 31, 2010, management evaluated our future operating forecast based on the current steel market condition, and concluded the net operating loss may not be fully realizable and decided to provide 100% valuation allowance for the deferred tax assets. For the three months ended March 31, 2012, we evaluated the deferred tax assets remained in Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. As such, we provided an allowance against the remaining deferred tax assets as of December 31, 2011 and had $0.2 million of deferred provision for income taxes.

For the three months ended March 31, 2012 and 2011, we had effective tax rates of (1.0%) and 16.9%, respectively. The negative effective tax rate for the three months ended March 31, 2012 was mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and Baotou Steel Pipe Joint Venture.

Net Loss

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %

Net Loss	$(55,748)	$(13,571)	310.8%

 Net Loss attributable to General Steel Holdings, Inc.

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %

Net loss	$(55,748)	$(13,571)	310.8%
Less: Net loss attributable to the noncontrolling interest	(20,964)	(4,654)	350.4%
Net loss attributable to General Steel Holdings, Inc.	$(34,784)	$(8,917)	290.1%

Net loss attributable to us for the three months ended March 31, 2012 increased to $34.8 million compared to $8.9 million for the same period in 2011. The increase in net loss attributable to us for the three months ended March 31, 2012 was mainly a result of an increase of $10.8 million in interest expense on the capital lease and an increase in $23.4 million of interest expense on bank borrowings, related parties borrowings and discounted notes receivables.

 We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of March 31, 2012, our current liabilities exceeded the current assets by approximately $735.2 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

 Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited consolidated financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis.

As of March 31, 2012, we had cash and restricted cash aggregating $540.0 million, of which $455.5 million was restricted.

We believe our cash flows generated from operations and financing, which include customer prepayments and vendor financing, existing cash balances, and credit facilities will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, and support our operating strategies.

The steel business is capital intensive and we utilize leverage greater than our industry peers, which we believe enables us to generate revenue compared to our shareholder equity at a rate higher than our industry peers. We utilize leverage in the form of credit from banks, vendor financing and customer deposits and from other sources. This blended form of financing reduces our reliance on any single source.

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

As of March 31, 2012, the amount of our restricted net assets was $20.7 million.

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

Although the steel industry is slowing down due to over-capacity issues in China, in order for us to stay competitive, we are continuing to look for opportunities to improve our efficiency on our production lines in addition to the 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010. In July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012, we began the construction of a 900,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. This 900,000 metric ton capacity rebar production line is expected to require capital resources.

Our management presently anticipates that our access to credit and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of the 900,000 metric ton capacity rebar production line. We intend to utilize existing cash, cash flow from operations and bank loans and credit to complete the 900,000 metric ton capacity rebar production line. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of March 31, 2012, we had $1.2 billion in short-term notes payable liabilities, which were secured by restricted cash of $440.0 million and restricted notes receivable of $401.4 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of March 31, 2012, we had $318.7 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

As of March 31, 2012 and December 31, 2011, we did not satisfy certain financial covenants on outstanding short term loans and due to the dissatisfaction of such covenants, a loan with cross default clause was automatically considered as breached, these loans affected amounted to $12.7 million and $12.6 million respectively. According to the loan agreements, the bank will have the right to request more collateral or guarantees if the covenant is not satisfied or request for early repayment of the loan if we could not remediate the dissatisfaction of covenants within a period of time. As of today, we have not received notice from any bank to request for more collateral or guarantees or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debt, see Note 9 in our Notes to the unaudited condensed consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 20 in our Notes to the unaudited condensed consolidated financial statements included in this report.

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

Total financing sales for the three months ended March 31, 2012 and 2011 amounted to $144.2 million and $159.7 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2012 and 2011 amounted to $1.2 million and $1.6 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of March 31, 2012 and December 31, 2011 were (13.6) and (19.8), respectively. As of March 31, 2012, our current liabilities exceed current assets (excluding non-cash items) by $733.1 million. And as of June 30, 2013, our estimated current liabilities may exceed current assets (excluding non-cash items) by $777.4 million.

Longmen Joint Venture, as our most important operating subsidiary, accounted for a majority of our total sales. As such, the majority of our working capital needs to come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which include line of credit from banks, vendor financing, financing sales, other financing and sales representative financing.

With the financial support from the banks and the companies above, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of June 30, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended June 30, 2014
Estimated current liabilities over current assets (excluding non-cash items) as of June 30, 2013 (unaudited)	$(777.4)
Projected cash financing and outflows:
Cash provided by line of credit from banks	202.1
Cash provided by vendor financing	477.6
Cash provided by financing sales	79.6
Cash provided by other financing	43.8
Cash provided by sales representatives	35.2
Cash projected to be used in operations in the twelve months ended June 30, 2014	(27.7)
Net projected change in cash for the twelve months ended June 30, 2014	$33.2

As a result, the unaudited condensed consolidated financial statements for the three month period ended March 31, 2012 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $167.0 million compared to net cash provided by operating activities of $54.1 million in the same period of 2011. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income of $31.3 million, compared to $7.6 million in the same period in 2011. The non-cash items included the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities;
-	loss on disposal of equipment;
-	bad debt allowance;
-	reservation of mine maintenance fee;

-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	income (loss) from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets; and
-	deferred lease income.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to the collection of notes receivable when they became due during the three months ended March 31, 2012;
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paying less to our related parties as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment; and
-	Other payables – related party: The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to our related parties as compared to the same period in 2011. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, they agreed not to demand certain cash payment.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable, including related parties: The increase in the first three months of 2012 was mainly due to fewer payments collected from sales made to third parties and related parties;
-	Other receivables, related parties: The increase in the first three months of 2012 was mainly due to the increase of interest receivable from our related parties and funding to one of our related parties and the balance was repaid during the second quarter of 2012;
-	Inventories: The increase in inventories in the first three months of 2012 was mainly due to the increase in finished goods inventories as compared to the stocking level as of December 31, 2011 because the sales volume for the three months ended March 31, 2012 decreased. In addition, as the cost of raw materials continues to drop slightly during the first three months of 2012, we continued to stock up our raw materials by keeping them at a minimal level to meet our production needs;
-	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Accounts payables: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we were holding off our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce our accounts payable we accrued in prior periods which related to our construction project upon completion of the project; and
-	Customer deposits, including related parties: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands from our customers on our products, and as such, we received fewer advanced payments made by our customers.

Investing activities

Net cash used in investing activities was $133.1 million for the three months ended March 31, 2012 compared to net cash used in investing activities of $15.3 million for the three months ended March 31, 2011. Fluctuation in cash outflow between the two periods was mainly due to the increase of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first three months of 2012, such balance increased because we needed more notes payable to settle with suppliers. We also loaned $65.3 million to our related parties, for which we were earning interest on these loans. In addition, the increase in cash used was also due to more advance or purchase payments made on equipment purchase in the first three months of 2012 compared to the same period in 2011. Furthermore, $3.0 million cash held on Hancheng Tongxing Metallurgy Co., Ltd was deconsolidated on March 1, 2012.

Financing activities

Net cash provided by financing activities was $264.2 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $14.6 million for the three months ended March 31, 2011. Compared to the same period in 2011, the increase of cash inflow from financing activities was mainly driven by the following:

•	Notes receivable - restricted: The decrease of notes receivable was mainly due to more notes receivable became due and collected by banks during the three months ended March 31, 2012.

•	Short Term Notes Payable: We issued more notes payable to banks for the three months ended March 31, 2012 as they became due compared to the same period in 2011. We collected more notes receivable resulting from our sales transaction and more of our notes receivable were pledged when settling with our suppliers with notes payable.

•	Short Term Loan: We borrowed more money from banks, related parties and other parties for the three months ended March 31, 2012 as they became due compared to the same period in 2011.

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

 Impact of Inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the raw materials we use in our products. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

Compliance with Environmental Laws and Regulations

Longmen Joint Venture:

Together with our joint venture partners Long Steel Group and Shaanxi Steel, we have invested RMB 580 million in a series of comprehensive projects to reduce our waste emissions of coal gas, water, and solid waste. In 2005, we received ISO 14001 certification for our overall environmental management system. We have received several awards from the Shaanxi provincial government as a result of our increased effort in environmental protection.

We have spent in excess of $8.8 million (RMB 57 million) on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2010, 1.08 metric tons of new water was consumed per metric ton of steel produced.

We have one 10,000 cubic meter coke-oven gas tank, one 50,000 cubic meter blast furnace coal gas tank and one 80,000 cubic meter converter furnace coal gas tank to collect the residual coal gas produced from our facility and that of surrounding enterprises. We also have spent $35.6 million (RMB 230 million) on a thermal power plant with two 25 Kilowatt generators that use the residual coal gas from the blast furnaces and converters as fuel to generate power.

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

During 2010 and 2011, more than $9.3 million (RMB 60 million) was used on the technical upgrade and renovation of our converters and $0.85 billion (RMB 5.5 billion) was used on the upgrade of the blast furnaces and sintering machines.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended March 31, 2012 that have, or that in the opinion of management, are likely to have, a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of March 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$1,248,235	$1,248,235	$-	$-	$-
Bank loans	318,662	318,662	-	-	-
Other loans	382,699	382,699	-	-	-
Deposits due to sales representatives	34,770	34,770	-	-	-
Lease obligations	26,881	2,941	2,632	1,104	20,204
Construction obligations - Longmen Joint Venture	2,956	2,956	-	-	-
Long term loan – Shaanxi Steel	92,797	-	79,200	13,597	-
Capital lease obligation	314,080	-	49,350	18,946	245,784
Profit sharing liability	311,358	-	-	-	311,358
Total	$2,732.438	$1,990,263	$131,182	$33,647	$577,346

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit evaluation. This amount includes estimated interest payments as well as principal repayment.

As of March 31, 2012, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $475.4 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$174,764	Various from April 2012 to March 2015
Bank loans	261,670	Various from April 2012 to August 2013
Confirming storage	33,793	Various from April 2012 to March 2013
Financing by the rights of goods delivery in future	1,965	Various from August 2012 to September 2012
Others	3,168
Total	$475,360

As of March 31, 2012, we did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We have evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our unaudited condensed consolidated financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our Unaudited Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The unaudited condensed consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Subsidiaries are those entities in which our Company, directly or indirectly, controls more than one half of the voting power has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a board of directors with respect to Longmen Joint Venture, the powers rights and roles of both bodies were considered to determine which has the power to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, for which we hold 2 out of 4 seats, requires a ¾ majority vote, while the board of directors, which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the board of directors and the Supervisory Committee, the board of directors prevails. In other words, the Supervisory Committee is considered to be subordinate to the board of directors. Thus, the board of directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors, have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture ’s economic performance.

In connection with the Unified Management Agreement, Shaanxi Coal, Shaanxi Steel and we may provide such support on a discretionary basis in the future, which could expose us to a loss.

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

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). In addition, Longmen Joint Venture has two consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007, January 2008 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these two entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

We have determined that it is appropriate for Longmen Joint Venture to consolidate these two entities with appropriate recognition in our financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, Longmen Joint Venture.

Revenue recognition

We follow the generally accepted accounting principles in the United States regarding revenue recognition. Sales were recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales represent the invoiced value of goods, net of value-added tax (VAT). All our products sold in the PRC are subject to a Chinese VAT at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and accompanying footnotes. Significant accounting estimates reflected in our unaudited condensed consolidated financial statements include the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 6,678,649 as of March 31, 2012 and December 31, 2011. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7.3% based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

•	projected selling units and growth in the steel market;
•	projected unit selling price in the steel market;
•	projected unit purchase cost in the coal and iron ore markets;
•	selling and general and administrative expenses to be in line with the growth in the steel market; and
•	projected bank borrowings.

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the three months ended March 31, 2012 and 2011. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build new state-of-the-art equipment at the site of Longmen Joint Venture. To compensate Longmen Joint Venture for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled, $6.0 million (RMB 38.1 million) for various site preparation costs incurred by Longmen Joint Venture and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.1 million (RMB 89.3 million), respectively, for trial production costs related to the new iron and steel making facilities.

During the period June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $7.0 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease.

Capital lease obligations

On April 29, 2011, we, along with Longmen Joint Venture, entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the new iron and steel making facilities of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the minimum lease payment for purposes of determining the value of the leased asset and obligation at the inception of the lease, however, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 16 – “Profit sharing liability” in the Notes to Condensed Consolidated Financial Statements.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 15 – “Capital lease obligations” in the Notes to Condensed Consolidated Financial Statements). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is accreted over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any changes reflected prospectively in the estimate of the effective interest rate.

Based on the performance of the Asset Pool, no profit sharing payment was made for the three ended March 31, 2012. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the Asset Pool have been fully absorbed by profits.

New Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. We are currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on our unaudited condensed consolidated financial position, results of operations, or cash flows.

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The standards update was effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted. We do not expect the adoption of this guidance will have a significant impact on our unaudited condensed consolidated financial position, results of operations, or cash flows.

 ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of our quarterly report on Form 10-Q for the quarter ended June 30, 2011, we revisited the appropriate accounting treatment for certain reimbursements received in relation to the collaboration with Shaanxi Steel on the construction of equipment by Shaanxi Steel from June 2009 to March 2011. We believed that the original accounting treatment for the reimbursement was in accordance with U.S. GAAP, based upon our understanding of the economic substance and nature of reimbursement and our interpretation of U.S. GAAP. Due to the complexity and the unique structure of the transaction, we sought guidance from the Office of the Chief Accountant (“OCA”) of the SEC with respect to the appropriate accounting treatment for the compensation.  Following our receipt of the guidance from the OCA, we reassessed our disclosure controls and procedures and our internal control over financial reporting. This assessment identified two material weaknesses related to:

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

As a result of such material weaknesses, we concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

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

ITEM 1A. RISK FACTORS

To our knowledge and except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 15, 2013.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: June 11, 2013	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: June 11, 2013	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

