Form 10-Q
period 2012-06-30
GENERAL STEEL HOLDINGS INC
filed 2013-06-11
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$58,404	$120,016
Restricted cash	407,430	398,216
Notes receivable	79,708	92,910
Restricted notes receivable	225,490	584,241
Loans receivable - related parties	67,239	-
Accounts receivable, net	8,927	12,601
Accounts receivable - related parties	87,373	20,593
Other receivables, net	12,908	22,411
Other receivables - related parties	54,400	87,679
Inventories	323,301	297,729
Advances on inventory purchase	97,822	63,585
Advances on inventory purchase - related parties	52,773	20,244
Prepaid expense and other	547	531
Prepaid taxes	22,647	24,189
Short-term investment	2,853	2,906
TOTAL CURRENT ASSETS	1,501,822	1,747,851

PLANT AND EQUIPMENT, net	1,216,493	1,257,236

OTHER ASSETS:
Advances on equipment purchase	14,690	10,420
Investment in unconsolidated entities	984	12,840
Long-term loan receivable - related party	2,000	-
Long-term deferred expense	506	631
Intangible assets, net of accumulated amortization	24,623	25,143
TOTAL OTHER ASSETS	42,803	49,034

TOTAL ASSETS	$2,761,118	$3,054,121

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$910,662	$1,113,504
Accounts payable	362,692	413,345
Accounts payable - related parties	116,683	121,828
Short term loans - bank	199,421	253,954
Short term loans - others	240,125	246,657
Short term loans - related parties	81,524	15,710
Other payables and accrued liabilities	44,643	49,538
Other payable - related parties	132,948	28,873
Customer deposits	88,938	90,556
Customer deposits - related parties	39,134	68,277
Deposit due to sales representatives	30,602	22,890
Deposit due to sales representatives - related parties	1,236	943
Taxes payable	6,921	11,374
Deferred lease income, current	2,117	2,099
Derivative liabilities	3	10
TOTAL CURRENT LIABILITIES	2,257,649	2,439,558

NON-CURRENT LIABILITIES:
Long-term loans - related party	92,856	92,035
Deferred lease income, noncurrent	76,043	76,425
Capital lease obligations	319,446	306,350
Profit sharing liability	317,174	303,233
TOTAL NON-CURRENT LIABILITIES	805,519	778,043

TOTAL LIABILITIES	3,063,168	3,217,601

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2012 and December 31, 2011	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,932,788 and 56,601,988 shares issued, 54,460,482 and 55,511,010 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	57	56
Treasury stock, at cost, 2,472,306 and 1,090,978 shares as of June 30, 2012 and
December 31, 2011	(4,199)	(2,795)
Paid-in-capital	105,190	107,940
Statutory reserves	6,106	6,388
Accumulated deficits	(290,244)	(229,083)
Accumulated other comprehensive income	9,982	10,200
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(173,105)	(107,291)

NONCONTROLLING INTERESTS	(128,945)	(56,189)

TOTAL DEFICIENCY	(302,050)	(163,480)

TOTAL LIABILITIES AND DEFICIENCY	$2,761,118	$3,054,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

SALES	$538,986	$814,599	$922,783	$1,316,078

SALES - RELATED PARTIES	241,697	247,132	505,941	456,117
TOTAL SALES	780,683	1,061,731	1,428,724	1,772,195

COST OF GOODS SOLD	516,277	793,298	898,003	1,291,213

COST OF GOODS SOLD - RELATED PARTIES	236,362	245,093	497,047	452,593
TOTAL COST OF GOODS SOLD	752,639	1,038,391	1,395,050	1,743,806

GROSS PROFIT	28,044	23,340	33,674	28,389

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,132	27,033	38,761	41,534

INCOME (LOSS) FROM OPERATIONS	7,912	(3,693)	(5,087)	(13,145)

OTHER INCOME (EXPENSE)
Interest income	3,146	816	8,702	1,879
Finance/interest expense	(53,948)	(23,117)	(102,314)	(37,236)
Change in fair value of derivative liabilities	20	1,839	7	5,391
Gain on debt settlement	-	3,430	-	3,430
Gain (loss) on disposal of equipment	3	387	(116)	(10)
Income from equity investments	79	1,856	36	3,511
Foreign currency transaction gain (loss)	(973)	1,030	(588)	1,649
Lease income	530	512	1,060	964
Other non-operating income (expense), net	1,145	(455)	1,002	(150)
Other expense, net	(49,998)	(13,702)	(92,211)	(20,572)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(42,086)	(17,395)	(97,298)	(33,717)

PROVISION FOR INCOME TAXES
Current	43	-	410	207
Deferred	-	18,198	169	15,240
Provision for income taxes	43	18,198	579	15,447

NET LOSS	(42,129)	(35,593)	(97,877)	(49,164)

Less: Net loss attributable to noncontrolling interest	(15,752)	(12,678)	(36,716)	(17,332)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(26,377)	$(22,915)	$(61,161)	$(31,832)

NET LOSS	$(42,129)	$(35,593)	$(97,877)	$(49,164)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	1,590	(287)	121	1,400

COMPREHENSIVE LOSS	(40,539)	(35,880)	(97,756)	(47,764)

Less: Comprehensive loss attributable to noncontrolling interest	(15,393)	(12,858)	(36,833)	(17,270)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(25,146)	$(23,022)	$(60,923)	$(30,494)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,857	54,318	55,188	54,233

LOSS PER SHARE
Basic and Diluted	$(0.48)	$(0.42)	$(1.11)	$(0.59)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(UNAUDITED)

(In thousands)

								Retained earnings / Accumulated deficits		Accumulated other
	Preferred stock		Common stock		Treasury stock		Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2010	3,093	$3	54,523	$55	317	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net loss attributable to General Steel Holdings, Inc.									(31,832)			(31,832)
Net loss attributable to noncontrolling interest											(17,332)	(17,332)
Common stock issued for compensation			432				854					854
Common stock issued for repayment of debt			975	1			1,441					1,442
Common stock transferred by CEO for compensation							139					139
Treasury stock purchased			(774)	(1)	774	(1,924)						(1,925)
Adjustment to special reserve								263				263
Foreign currency translation adjustments										1,338	62	1,400

BALANCE, June 30, 2011	3,093	$3	55,156	$55	1,091	$(2,795)	$107,404	$6,465	$(83,625)	$12,325	$34,699	$74,531

Net loss attributable to General Steel Holdings, Inc.									(145,355)			(145,355)
Net loss attributable to noncontrolling interest											(88,780)	(88,780)
Adjustment to statutory reserve								104	(103)		608	609
Adjustment to special reserve								(181)			128	(53)
Common stock issued for compensation			355	1			399					400
Common stock transferred by CEO for compensation							137					137
Dividend declared to noncontrolling shareholders											(2,982)	(2,982)
Foreign currency translation adjustments										(2,125)	138	(1,987)

BALANCE, December 31, 2011	3,093	$3	55,511	$56	1,091	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

Net loss attributable to General Steel Holdings, Inc.									(61,161)			(61,161)
Net loss attributable to noncontrolling interest											(36,716)	(36,716)
Addition to special reserve								388			265	653
Usage of special reserve								(358)			(245)	(603)
Common stock transferred by CEO for compensation							138					138
Common stock issued for compensation			331	1			255					256
Treasury stock purchased			(1,381)		1,381	(1,404)						(1,404)
Deconsolidation of a subsidiary							(3,143)	(312)			(35,943)	(39,398)
Foreign currency translation adjustments										(218)	(117)	(335)

BALANCE, June 30, 2012	3,093	$3	54,461	$57	2,472	$(4,199)	$105,190	$6,106	$(290,244)	$9,982	$(128,945)	$(302,050)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

(In thousands)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,877)	$(49,164)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and depletion	41,329	22,022
Impairment of plant and equipment	-	5,361
Change in fair value of derivative liabilities	(7)	(5,391)
Gain on debt settlement	-	(3,430)
Loss on disposal of equipment	74	10
Bad debt allowance	5	-
Reservation of mine maintenance fee	50	-
Stock issued for services and compensation	394	994
Amortization of deferred financing cost on capital lease	21,627	6,698
Income from equity investments	(36)	(3,511)
Foreign currency transaction (gain) loss	588	(1,649)
Deferred tax assets	169	15,240
Deferred lease income	(1,060)	5,746
Changes in operating assets and liabilities
Notes receivable	11,728	(43,854)
Accounts receivable	3,789	(32,086)
Accounts receivable - related parties	(66,664)	(38,750)
Other receivables	2,403	(1,947)
Other receivables - related parties	15,729	(54,657)
Inventories	(24,713)	(10,460)
Advances on inventory purchases	(36,985)	(25,304)
Advances on inventory purchases - related parties	(54,790)	(6,745)
Prepaid expense and other	(181)	4,753
Long-term deferred expense	131	723
Prepaid taxes	1,760	22,256
Accounts payable	(49,095)	79,242
Accounts payable - related parties	54,720	45,926
Other payables and accrued liabilities	4,254	5,258
Other payables - related parties	110,061	(354)
Customer deposits	(2,418)	38,685
Customer deposits - related parties	(29,781)	9,671
Taxes payable	(4,785)	6,248
Net cash used in operating activities	(99,581)	(8,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(5,671)	15,017
Loans to related parties	(69,303)	-
Cash proceeds from short term investment	79	-
Cash proceeds from sales of equipment	4	258
Cash proceeds from investment in future contracts	-	410
Advance on equipment purchases	(4,182)	-
Equipment purchase and intangible assets	(16,368)	(31,097)
Effect on cash due to deconsolidating of a subsidiary	(2,975)	-
Net cash used in investing activities	(98,416)	(15,412)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,404)	(1,924)
Notes receivable - restricted	364,325	63,055
Borrowings on short term notes payable	921,101	400,543
Payments on short term notes payable	(1,134,080)	(542,672)
Borrowings on short term loans - bank	184,477	235,006
Payments on short term loans - bank	(241,919)	(212,768)
Borrowings on short term loan - others	155,936	186,183
Payments on short term loans - others	(162,212)	(112,199)
Borrowings on short term loan - related parties	178,454	5,662
Payments on short term loans - related parties	(138,320)	-
Deposits due to sales representatives	7,515	(29,068)
Deposit due to sales representatives - related parties	286	-
Borrowings on long term loan - related party	-	76,350
Payments on long term loan - related party	-	(35,144)
Net cash provided by financing activities	134,159	33,024

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,226	903

INCREASE (DECREASE) IN CASH	(61,612)	10,046

CASH, beginning of period	120,016	65,271

CASH, end of period	$58,404	$75,317

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $586.6 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current assets	$1,409,756	$1,674,171
Plant and equipment, net	1,178,383	1,217,264
Other noncurrent assets	37,851	45,836
Total assets	2,625,990	2,937,271
Total liabilities	(2,952,712)	(3,132,766)
Net liabilities	$(326,722)	$(195,495)

VIE and its subsidiaries’ liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$897,982	$1,105,570
Accounts payable	353,215	401,158
Accounts payable - related parties	116,479	81,403
Short term loans - bank	160,162	209,234
Short term loans - others	234,099	240,684
Short term loans - related parties	15,892	15,710
Other payables and accrued liabilities	35,140	31,249
Other payables - related parties	120,104	20,677
Customer deposits	88,172	84,767
Customer deposits - related parties	39,134	66,932
Deposit due to sales representatives	30,602	22,890
Deposit due to sales representatives – related parties	1,236	943
Taxes payable	5,583	5,386
Deferred lease income - current	2,117	2,099
Intercompany payable to be eliminated	47,276	66,021
Total current liabilities	2,147,193	2,354,723
Non-current liabilities:
Long term loans - related parties	92,856	92,035
Deferred lease income - noncurrent	76,043	76,425
Capital lease obligations	319,446	306,350
Profit sharing liability	317,174	303,233
Total non-current liabilities	805,519	778,043
Total liabilities of consolidated VIE	$2,952,712	$3,132,766

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

VIE and its subsidiaries’ statements of operations are as follows:

	Three months ended June 30, 2012	Three months ended June 30, 2011
	(in thousands)	(in thousands)
Sales	$774,306	$1,056,675
Gross profit (loss)	$25,770	$22,300
Income (Loss) from operations	$8,523	$3,474
Net loss attributable to controlling interest	$(23,132)	$(19,707)

	Six months ended June 30, 2012	Six months ended June 30, 2011
	(in thousands)	(in thousands)
Sales	$1,417,582	$1,765,980
Gross profit	$31,045	$26,818
Loss from operations	$(3,071)	$(4,034)
Net loss attributable to controlling interest	$(53,480)	$(29,885)

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

Tongxing

Prior to March 1, 2012, Longmen Joint Venture held a 22.76% equity interest in Tongxing while hundreds of employees of Longmen Joint Venture owned the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights assigned were effective until Tongxing ceased its business operation or Longmen Joint Venture liquidated its equity interest of Tongxing, whichever came first.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of June 30, 2012 and December 31, 2011 were (10.1) and (19.8), respectively. As of June 30, 2012, the Company’s current liabilities exceed current assets (excluding non-cash item) by $753.7 million. And as of June 30, 2013, the Company’s estimated current liabilities may exceed current assets (excluding non-cash item) by $777.4 million.

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

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of China	19.1	August 25, 2014 to October 26, 2014
China Everbright Bank	47.7	October 8, 2014
Bank of Ningxia	23.9	September 27, 2014
Ping’an Bank	47.8	April 2, 2014
SPD Bank	15.9	May 15, 2014
Bank of Xi’an	47.7	April 7, 2014 to October 9, 2014
Total	$202.1

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

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. In October 2012, Company C signed a one year agreement which is effective and payable from October 2012 to finance Longmen Joint Venture up to $158.3 million for its iron ore purchase. In June 2013, Company C signed another one year agreement which is effective and payable from October 1, 2013 to finance Longmen Joint Venture up to $318.4 million for its iron ore purchase. According to the agreement, during the contract period, Company C agrees to provide the amount of not less than $318.4 million in iron ore to Longmen Joint Venture. During the contract term, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. This agreement also help secures Company C’s iron ore sales to Longmen Joint Venture. As of the date of this report, our payable to Company C is approximately $1.2 million.

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

Based on the contract terms, from December 31, 2012 until the earlier of the expiration date of the contract or December 31, 2013, the advance payment balance from Company D cannot be less than $79.6 million. The contact has been extended to December 31, 2014. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company D is approximately $8.3 million.

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

As a result, the unaudited condensed consolidated financial statements for the period ended June 30, 2012 have been prepared on a going concern basis.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of June 30, 2012 and December 31, 2011, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2012 and December 31, 2011 amounted to $465.8 million and $518.2 million, respectively. As of June 30, 2012, $1.3 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s five major customers are all distributors and collectively represented approximately 34.7% and 36.8% of the Company’s total sales for the three and six months ended June 30, 2012, respectively. The Company had five major customers, which represented approximately 40.6% and 36.5% of the Company’s total sales for the three months and six months ended June 30, 2011, respectively. These five major customers accounted for 76.3% and 27.2% of total accounts receivable, including related parties, as of June 30, 2012 and December 31, 2011, respectively. Two of the five major customers accounted for more than 10% of total accounts receivable as of June 30, 2012 and one of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2011.

For the three and six months ended June 30, 2012, the Company purchased approximately 37.9% and 48.3% of its raw materials from five major suppliers, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2012. The purchases from the five major suppliers represent approximately 29.6% and 41.6% of the Company’s total purchases for the three months and six months ended June 30, 2011, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2011. These five vendors accounted for 16.7% and 16.9% of total accounts payable, including related parties, as of June 30, 2012 and December 31, 2011, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as June 30, 2012 and December 31, 2011.

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

Translation adjustments included in accumulated other comprehensive income amounted to $10.0 million and $10.2 million as of June 30, 2012 and December 31, 2011, respectively. The balance sheet amounts, with the exception of equity at June 30, 2012 and December 31, 2011 were translated at 6.31 RMB and 6.37 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended June 30, 2012 and 2011 were 6.32 RMB and 6.51 RMB, respectively. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2012 and 2011 were 6.30 RMB and 6.55 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

In December 2009, the Company issued an additional 2,777,778 warrants in connection with a registered direct offering, which expired as of June 24, 2012.

The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stocks by the end of 2010, the derivative instruments include only the outstanding warrants of 3,900,871 and 6,678,649 as of June 30, 2012 and December 31, 2011, respectively. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 12 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

(in thousands)	Carrying Value as of June 30, 2012	Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$3	$-	$3	$-
Profit sharing liability	317,174	-	-	317,174
Total	$317,177	$-	$3	$317,174

We re-measured the fair value of the 40% profit sharing liability as of June 30, 2012 and the difference is immaterial in comparing to the initial value.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six month ended June 30, 2012 and for the year ended December 31 2011:

	June 30, 2012		December 31, 2011
	(in thousands)		(in thousands)
Beginning balance	$303,243		$5,573
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011		-	280,857
Current period interest expense accreted	11,250		14,047
Change of derivative liabilities charged to earnings	(7)		(5,563)
Exchange rate effect	2,691		8,329
Ending balance	$317,177		$303,243

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

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2012, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $23.6 million (RMB 148.7 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.6 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,761	2050 & 2053
Longmen Joint Venture	$23,563	2048 & 2052
Maoming Hengda	$2,630	2054

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

Longmen Joint Venture and its previously consolidated subsidiary prior to March 1, 2012, Tongxing, invested in several companies from 2003 to 2007. Tongxing, along with its investments in Shaanxi Daxigou Mining Co., Ltd, Huashan Metallurgical Equipment Co., Ltd, and Shaaxi Long Steel Group Baoji Steel Rolling Co., Ltd were deconsolidated from the Company’s consolidated financial statements as of March 1, 2012. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as of June 30, 2012 and December 31, 2011.

Unconsolidated entities	Year acquired	June 30, 2012 Net investment (In thousands)	Owned %	December 31, 2011 Net investment (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd	2004	$-	-	$8,304	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	-	-	3,067	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	-	-	428	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2007	984	24.1	1,041	27.0
Total		$984		$12,840

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Total investment income in unconsolidated subsidiaries amounted to $0.08 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively, and the investment income in unconsolidated subsidiaries amounted to $0.04 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loans to Long Steel Group; due dates various from July to August 2012; interest rate was 6.10%. At the end of the loan periods, both parties agreed to extend the loan to be due on demand and non-interest bearing.	$63,239	$-
Loan to Teamlink Investment Co., Ltd; due in June 2013; interest rate was 4.75%	4,000	-
Total loans receivable – related parties	$67,239	$-

The Company had the following long-term loan receivable – related party as of:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd.; due in December 2013; interest rate was 4.75%	$2,000	$-
Total long-term loan receivable – related party	$2,000	$-

See Note 20 “ Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.9 million and $1.8 million for the three and six months ended June 30, 2012.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Accounts receivable	$10,954	$14,624
Less: allowance for doubtful accounts	(2,027)	(2,023)
Accounts receivable – related parties	87,373	20,593
Net accounts receivable	$96,300	$33,194

Movement of allowance for doubtful accounts is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$2,023	$296
Charge to expense	-	1,972
Less: recovery	(14)	(284)
Exchange rate effect	18	39
Ending balance	$2,027	$2,023

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Supplies	$24,428	$20,869
Raw materials	232,418	279,041
Finished goods	83,366	35,962
Less: allowance for inventory valuation	(16,911)	(38,143)
Total inventories	$323,301	$297,729

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of June 30, 2012 and December 31, 2011, the Company had provided allowance for inventory valuation in the amounts of $16.9 million and $38.1 million, respectively.

Movement of allowance for inventory valuation is as follows:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$38,143	$-
Addition	16,928	37,512
Less: write-off	(38,522)	-
Exchange rate effect	362	631
Ending balance	$16,911	$38,143

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $150.6 million and $83.8 million as of June 30, 2012 and December 31, 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Buildings and improvements	$186,462	$181,644
Machinery	607,181	623,162
Machinery under capital lease	586,594	581,413
Transportation and other equipment	18,991	18,132
Construction in progress	9,375	8,203
Subtotal	1,408,603	1,412,554
Less: accumulated depreciation	(192,110)	(155,318)
Total	$1,216,493	$1,257,236

Construction in progress consisted of the following as of June 30, 2012:

Construction in progress	Value	Completion
description	(In thousands)	date
8 Thousands tons gas tank pressure motor and room	$167	July 2012
Iron making system dust removing equipment	163	September 2012
Anthracite Coal feeding system	140	October 2012
Steelmaking system transformation	97	August 2012
Water wells	98	August 2012
Project materials	7,891
Others	819
Total	$9,375

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Machinery	$586,594	$581,413
Less: accumulated depreciation	(32,507)	(18,411)
Carrying value of leased assets	$554,087	$563,002

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. General Steel (China) leases facility to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”) including approximately 776,078 square feet of workshops, land, equipment and other facilities, which amounted to RMB 215.8 million ($34.2 million). The term of the original lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.3 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee has informed the Company that they did not plan to lease the assets after June 30, 2012 and has terminated the supplemental agreement early. There was no penalty for early termination of the lease. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment amount of $5.6 million (RMB 35.1 million) was in the selling, general and administrative expenses for the period ended June 30, 2011.

The Company assessed the recoverability of all of its remaining long lived assets at June 30, 2012 and such assessment did not result in any other impairment charges for the period ended June 30, 2012.

Depreciation expenses for the three months ended June 30, 2012 and 2011 amounted to $20.5 million and $12.8 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $40.6 and $21.5 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2012 and 2011, which amounted to $6.9 million and $4.5 million, respectively, and for the six months ended June 30, 2012 and 2011, $13.9 million and $4.5 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Land use rights	$29,954	$29,685
Mining right	2,351	2,338
Software	689	685
Subtotal	32,994	32,708
Less:
Accumulated amortization – land use rights	(7,075)	(6,442)
Accumulated amortization – mining right	(926)	(822
Accumulated amortization – software	(370)	(301)
Subtotal	(8,371)	(7,565)
Intangible assets, net	$24,623	$25,143

The gross amount of the intangible assets amounted to $33.0 million and $32.7 million as of June 30, 2012 and December 31, 2011, respectively. The remaining weighted average amortization period is 34.8 years as of June 30, 2012.

Total amortization expense for the three months ended June 30, 2012 and 2011 amounted to $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $0.6 million and $0.5 million, respectively.

Total depletion expense for the three months ended June 30, 2012 and 2011 amounted to $0.04 million and $0, and for the six months ended June 30, 2012 and 2011, amounted to $0.1 million and $0, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
June 30, 2013	$1,477	23,146
June 30, 2014	1,477	21,669
June 30, 2015	1,477	20,192
June 30, 2016	1,477	18,715
June 30, 2017	1,477	17,238
Thereafter	17,238	-
Total	$24,623

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $407.4 million and $363.3 million as of June 30, 2012 and December 31, 2011, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $115.7 million and $451.1 million as of June 30, 2012 and December 31, 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company had the following short-term notes payable as of:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Notes payable to China Minsheng Bank, due February 2013. Restricted cash required of $6.3 million and $7.9 million as of June 30, 2012 and December 31, 2011, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$12,680	$7,934
Longmen Joint Venture: Notes payable to various banks in China, due various dates from July to December 2012. $401.1 million restricted cash and $115.7 million notes receivable are secured for notes payable as of June 30, 2012, and comparatively $355.4 restricted cash and $451.1 million notes receivable secured as of December 31, 2011, respectively; some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	897,982	1,105,570
Total short-term notes payable	$910,662	$1,113,504

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from August 2012 to May 2013. Weighted average interest rate was 7.6% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$37,674	$43,149
Longmen Joint Venture: Loans from various banks in China, due various dates from July 2012 to February 2013. Weighted average interest rate was 6.7% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	160,162	209,234
Tianwu: Loans from Industrial and Commercial Bank of China Limited, due date various from June to December 2012. Interest rate was 10% additional to standard bank interest rate, and secured by accounts receivables. These loans were either repaid or renewed subsequently on the due dates.	1,585	1,571
Total short-term loans - bank	$199,421	$253,954

As of June 30, 2012 and December 31, 2011, the Company has not met its financial covenant stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of June 30, 2012 and December 31, 2011, the Company's debt to asset ratio was 110.9% and 105.4%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of June 30, 2012 and December 31, 2011 were $12.7 million and $12.6 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Due to unrelated parties

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from August 2012 to March 2013, and weighted average interest rate was 6.5% per annum. These loans were either repaid or renewed subsequently on the due dates.	$55,935	$143,102
Longmen Joint Venture: Loans from financing sales.	178,165	97,583
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,025	5,972
Total short-term loans – others	$240,125	$246,657

The Company had various loans from unrelated companies amounting to $240.1 million and $246.7 million as of June 30, 2012 and December 31, 2011, respectively. Of the $240.1 million, $6.0 million loans carry no interest, $178.1 million of financing sales are subject to interest rates ranging between 0.50% and 7.4%, and the remaining $55.9 million are subject to interest rates ranging from 5.16% to 7.8%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.5% to 7.4% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.5% to 7.4% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the unaudited condensed consolidated financial statements.

Total financing sales for the three months ended June 30, 2012 and 2011 amounted to $149.5 million and $248.1 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $293.7 million and $407.8 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2012 and 2011, accounted to $3.5 million and $2.3 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $4.7 million and $3.9 million, respectively.

Short term loans due to related parties

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.	$-	$15,710
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rate is 10% per annum.	5,078	-
General Steel China:Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rate is 10% per annum.	6,802	-
General Steel China:Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rate is 10% per annum.	50,984	-
General Steel China:Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rate is 10% per annum.	1,357	-
General Steel China:Loans from Yangpu Capital Automobile, due on demand, and interest rate is 10% per annum.	1,411	-
Longmen Joint Venture: Loans from financing sales.	15,892	-
Total short-term loans - related parties	$81,524	$15,710

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term loans due to related party

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due various dates from July 2013 to November 2015 and interest rates are 5.6% - 5.9% per annum	$92,856	$92,035
Total long-term loans - related party	$92,856	$92,035

As of June 30, 2012, the total assets used by the Company as collateral were $60.4 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $53.9 million and $23.1 million for the three months ended June 30, 2012 and 2011, respectively.

Total interest expense, net of capitalized interest, amounted to $102.3 million and $37.2 million for the six months ended June 30, 2012 and 2011, respectively.

Capitalized interest amounted to $0.4 million and $2.1 million for the three months ended June 30, 2012 and 2011, respectively.

Capitalized interest amounted to $0.4 million and $2.8 million for the six months ended June 30, 2012 and 2011, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2012 and December 31, 2011, customer deposits amounted to $128.1 million and $158.8 million, respectively, including deposits received from relate parties, which amounted to $39.1 million and $68.3 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $31.8 million and $23.8 million in deposits due to sales representatives, including deposits due to related parties, as of June 30, 2012 and December 31, 2011, respectively.

Note 12 – Convertible notes and derivative liabilities

The Company has 3,900,871 warrants outstanding in connection with the $40 million convertible notes issued in 2007, which expire on May 13, 2013 and 2,777,778 warrants outstanding in connection with a registered direct offering in 2009, which were expired on June 24, 2012. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of June 30, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

2007 Warrants
Expected volatility	70%
Expected dividend yield	0%
Risk-free interest rate	0.20%
Expected lives	0.87 years
Market price	$0.8
Strike price	$5.00

The fair value of the warrants as of December 31, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.17%	0.24%
Expected lives	1.37 years	0.48 years
Market price	$0.99	$0.99
Strike price	$5.00	$5.00

As of June 30, 2012 and December 31, 2011, derivative liabilities amounted to $3.3 thousand and $10.2 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of June 30, 2012	3,900,871

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	0.87

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $15.4 million and $8.6 million for the six months ended June 30, 2012 and 2011, respectively.

The Company paid income tax amounted to $0.2 million and $0.5 million for the six months ended June 30, 2012 and 2011, respectively.

During the six months ended June 30, 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.1 million, which was not yet collected.

During the six months ended June 30, 2012, the Company sold its 22.76% equity interest of Tongxing at the carrying value of $8.0 million to two individuals who are representatives from Long Steel Group, a related party. In connection with this transaction, the Company received a land use rights from Tongxing at carrying value for $3.6 million and settled with a payable in cash of $0.3 million that the Company has not been paid. In addition, the Company determined that dividend receivables of $0.9 million will be transferring to the two individuals and will not be collected from Tongxing after these transactions.

During the six months ended June 30, 2012, the Company had receivables of $0.5 million as a result from the disposal of equipment that has not been collected.

During the six months ended June 30, 2012, the Company converted $48.0 million of our accounts payable and other payables from our related parties to short term loans upon the execution of the loan agreements.

During the six months ended June 30, 2012, the Company offset $22.4 million advance on inventory purchases to related parties as short-term loans repayments.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 15 – “ Capital lease obligations”.

During the six months ended June 30, 2011, the Company recognized $13.6 million of deferred lease income in related to other receivables – related parties that have not been collected.

During the six months ended June 30, 2011, the Company issued 974,571 shares of common stock for repayment of debt of $4.9 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Shaanxi Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Theromoelectric Co., Ltd. to the Labor Union Trust of Shaanxi Long Steel Group for $11.3 million on April 30, 2011. This transaction resulted in gain of $1.4 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2011, the unpaid amount of $11.3 million was included in the other –receivable – related parties.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended June 30, 2012 and 2011, the Company recognized $0.5 million in each period. For the six months ended June 30, 2012 and 2011, the Company recognized $1.1 million and $1.0 million, respectively. As of June 30, 2012 and December 31, 2011, the balance of deferred lease income amounted to $78.1 million and $78.5 million, respectively, of which $2.1 million and $2.1 million represents balance to be amortized within one year.

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production cost	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(1,060)	(2,008)
Exchange rate effect	696	1,995
Ending balance	78,160	78,524
Current portion	(2,117)	(2,099)
Noncurrent portion	$76,043	$76,425

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

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of June 30, 2012:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Year ending	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
June 30, 2013	$-	$-	$-
June 30, 2014	-	-	-
June 30, 2015	116,097	-	116,097
June 30, 2016	27,863	-	27,863
June 30, 2017	27,863	-	27,863
Thereafter	385,441	861,769	1,247,210
Total minimum lease payments	557,264	861,769	1,419,033
Less: amounts representing interest	(237,818)	(544,595)	(782,413)
Ending balance	$319,446	$317,174	$636,620

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended June 30, 2012 and 2011 on the minimum lease payments were $5.2 million and $3.4 million, respectively.

Interest expense for the six months ended June 30, 2012 and 2011 on the minimum lease payments were $10.4 million and $3.4 million, respectively.

Interest expense for the three months ended June 30, 2012 and 2011 on the profit sharing liability were $5.6 million and $3.3 million, respectively.

Interest expense for the six months ended June 30, 2012 and 2011 on the profit sharing liability were $11.2 million and $3.3 million, respectively.

Note 16 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 15 - “Capital lease obligations”). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is amortized over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 1(h) – “Financial instruments” for details.

Based on the performance of the Asset Pool, no profit sharing payment was made for the six months ended June 30, 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended June 30, 2012 and 2011, the Company recognized lease income of $0.6 million and $0.5 million, respectively, and for the six month ended June 30, 2012 and 2011, amounted to $1.1 million and $1.0 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three and six months ended June 30, 2012 and 2011 are as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands)	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Current	$43	$-
Deferred	-	18,198
Total provision (benefit) for income taxes	$43	$18,198

(In thousands)	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Current	$410	$207
Deferred	169	15,240
Total provision (benefit) for income taxes	$579	$15,447

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $293.0 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. After the filing of the 2010 Form 10-K/A, management reevaluated the Company's future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of June 30, 2012 was $61.6 million. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income, have been reclassified from the net operating losses carried forward for the year ended December 31, 2011 to conform with the 2012 presentation.

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	June 30, 2012		December 31, 2011
	(in thousands)		(in thousands)
Beginning balance	$167	(A)	$15,301	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	3,712		912
Effective tax rate	25%		25%
Addition in deferred tax asset	928	(B)	228	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	41,467		143,180
Effective tax rate	15%		15%
Addition in deferred tax asset	6,220	(C)	21,477	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	3,123		6,112
Effective tax rate	25%		25%
Addition in deferred tax asset	781	(D)	1,528	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	38,383		58,611
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	5,758	(E)	8,792	(E)
(Addition) reversal in valuation allowance	(13,868	)(F)	(46,914	)(F)
Deconsolidation of Tongxing	(216	)(G)	-	(G)
Exchange difference	230	(H)	(245	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$167

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Movement of valuation allowance:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$47,703	$-
Current period addition	13,868	46,914
Current period reversal	-	-
Deconsolidation of Tongxing	(216)
Exchange difference	202	789
Ending balance	$61,557	$47,703

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2012. The net operating loss carry forwards for United States income taxes amounted to $1.5 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2012 was $0.5 million. The net change in the valuation allowance for the six months ended June 30, 2012 was $0.1. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $0.2 million as of June 30, 2012. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of June 30, 2012 and December 31, 2011, the Company had $2.9 million and $5.8 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $226.1 million and $ 216.0 million, respectively, for the three months ended June 30, 2012, $253.7 million and $251.1 million, respectively, for the three months ended June 30, 2011. VAT on sales and VAT on purchases amounted to $407.3 million and $387.4 million, respectively, for the six months ended June 30, 2012, $468.2 million and $428.0 million, respectively, for the six months ended June 30, 2011.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Taxes payable consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
VAT taxes payable	$2,351	$4,856
Income taxes payable	153	96
Misc. taxes	4,417	6,422
Totals	$6,921	$11,374

Note 19 – Loss per share

The computation of loss per share is as follows:

(in thousands, except per share data)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011
Loss attributable to holders of common stock	$(26,377)	$(22,915)
Basic and diluted weighted average number of common shares outstanding	54,857	54,318
Loss per share
Basic and diluted	$(0.48)	$(0.42)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Loss attributable to holders of common stock	$(61,161)	$(31,832)
Basic and diluted weighted average number of common shares outstanding	55,188	54,233
Loss per share
Basic and diluted	$(1.11)	$(0.59)

The Company had warrants exercisable for 3,900,871 and 6,678,649 shares of the Company’s common stock at June 30, 2012 and 2011. For the three and six months ended June 30, 2012, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive. For the three and six months ended June 30, 2011, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three and six months ended June 30, 2012 and 2011.

Note 20 – Related party transactions and balances

Related party transactions

a. Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

Balance at June 30, 2012
(in thousands)
Machinery	$586,594
Less: accumulated depreciation	(32,507)
Carrying value of leased assets	$554,087

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipments and other facilities to the Lessee amounting RMB 215.8 million ($34.2 million) and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and has terminated the supplemental agreement early. There is no penalty for early termination.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2012 and 2011, General Steel (China) realized rental income in each period of $0.8 million, and for the six months ended June30, 2012 and 2011, General Steel (China) realized rental income $1.6 million and $1.0 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive loss.

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Original cost of fixed assets leased	$34,205	$33,903
Less: Accumulated depreciation	(19,120)	(17,813)
Less : Impairment of long-lived assets	(5,565)	(5,515)
Fixed assets leased, net	$9,520	$10,575

c. The following chart summarized sales to related parties for the three and six months ended June 30, 2012 and 2011.

Name of related parties	Relationship	Three months ended June 30, 2012	Three months ended June 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$140,648	$35,273
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	30,982
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	23,030
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	54,110	62,910
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	40,115
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	16,091	13,716
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	9,566	16,150
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,512
Shaanxi Steel	Majority shareholder of Long Steel Group	27	579
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	12,756	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	7,170	20,081
Others	Entities either owned or have significant influence by our affiliates or management	1,329	784
Total		$241,697	$247,132

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Name of related parties	Relationship	Six months ended June 30, 2012	Six months ended June 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$237,189	$179,446
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	56,468
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	43,291
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	130,849	62,910
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	41,433	40,115
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	30,535	25,109
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	26,533	16,150
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	10,662
Shaanxi Steel	Majority shareholder of Long Steel Group	609	1,100
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	20,093	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	17,207	20,081
Others	Entities either owned or have significant influence by our affiliates or management	1,493	785
Total		$505,941	$456,117

d. The following charts summarize purchases from related parties for the three and six months ended June 30, 2012 and 2011.

Name of related parties	Relationship	Three months ended June 30, 2012	Three months ended June 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$128,286	$225,597
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	28
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	72,390	105,220
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	15,196	12,914
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,220	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	26	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	8,744	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	2,202	3,364
Others	Entities either owned or have significant influence by our affiliates or management	126	609
Total		$229,190	$347,732

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Name of related parties	Relationship	Six months ended June 30, 2012	Six months ended June 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$330,310	$419,958
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	4,717
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	148,374	205,256
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	66,577	12,914
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,764	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,160	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	14,025	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	2,604	3,364
Others	Entities either owned or have significant influence by our affiliates or management	214	632
Total		$568,028	$646,841

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,239	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,000	-
Total		$67,239	$-

See Note 3 – loans receivable – related party for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$56,445	$9,187
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,725	3,141
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	306	303
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	762	755
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	17,438	-
Shaanxi Steel	Majority shareholder of Long Steel Group	8,697	7,207
Total		$87,373	$20,593

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,847	$15,244
Shaanxi Steel	Majority shareholder of Long Steel Group	51,347	66,869
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	325	937
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	4	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	2,441
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	476	-
Teamlink Investment Co., Ltd	Owned by CEO through indirect shareholding	-	2,000
Others	Entities either owned or have significant influence by our affiliates or management	401	188
Total		$54,400	$87,679

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$2	$1,028
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	49,043	15,678
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,728	3,538
Total		$52,773	$20,244

e.	Long-term loan receivable – related party:

Name of related parties	Relationship	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	$2,000	$-
Total		$2,000	$-

See Note 3 – loans receivable – related party for loan details.

f.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$44,328	$46,487
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	43,414	11,231
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	25,511
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	17,615	12,800
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,974	14,856
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,010	1,185
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,021	1,600
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	52	8,034
Others	Entities either owned or have significant influence by our affiliates or management	266	124
Total		$116,683	$121,828

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

g.	Short-term loans - related parties:

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$15,892	$-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	11,880	15,710
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	50,984	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,357	-
Yangpu Capital Automobile	artially owned by CEO through indirect shareholding	1,411	-
Total		$81,524	$15,710

See Note 9 – Debt for the loan details.

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$1,813	$1,040
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	86,998	20,001
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	343	241
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	33,106	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	71	1,398
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	744	5,771
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	2,481	-
Victory Energy Resource	Partially owned by CEO through indirect shareholding	7,320
Others	Entities either owned or have significant influence by our affiliates or management	72	422
Total		$132,948	$28,873

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

i.	Customer deposits – related parties:

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$3,813	$24,256
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	5,972
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	1,506
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,102
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	22,516	4,755
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,345
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	6,985	6,822
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	5,770	1,540
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	11,178
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	1,750
Others	Entities either owned or have significant influence by our affiliates or management	50	51
Total		$39,134	$68,277

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$618	$471
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	618	472
Total		$1,236	$943

k.	Long-term loans – related party:

Name of related party	Relationship	June 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$92,856	$92,035
Total		$92,856	$92,035

The Company also provided guarantee on related parties’ bank loans amounting to $118.1 million and $56.6 million as of June 30, 2012 and as of December 31, 2011, respectively.

l.	Deferred lease income

	June 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production costs	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(1,060)	(2,008)
Exchange rate effect	696	1,995
Ending balance	78,160	78,524
Current portion	(2,117)	(2,099)
Noncurrent portion	$76,043	$76,425

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

For the three months ended June 30, 2012 and 2011, the Company realized lease income from Shaanxi Steel, a related party amounted $0.6 million and $ 0.5 million, respectively. For the six months ended June 30, 2012 and 2011, the Company realized lease income from Shaanxi Steel, a related party amounted $1.1 million and $ 1.0 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a reconciliation of Tongxing’s noncontrolling interest for the six months ended June 30, 2012:

(in thousands)	Noncontrolling interest
	Total	Tongxing	Others
Balance at December 31, 2011	$(56,189)	$32,934	$(89,123)
Net income (loss) attributable to noncontrolling interest	(36,716)	341	(37,057)
Addition to special reserve	265	-	265
Usage of special reserve	(245)	-	(245)
Deconsolidation of Tongxing	(35,943)	(33,654)	(2,289)
Foreign currency translation adjustments	(117)	379	(496)
Balance at June 30, 2012	$(128,945)	$-	$(128,945)

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock. Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. During the six months ended June 30, 2012, the Company has repurchased 1,381,328 shares with $1.4 million pursuant to the Share Repurchase Program. The Company had a total of 2,472,306 shares of treasury stock as of June 30, 2012.

On June 28, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.80 per share, as compensation. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company amounted to $2.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $3.8 and $3.2 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the periods ended June 30, 2012 and 2011, the Company did not make any contributions to these reserves.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the six months ended June 30, 2012 and 2011, the Company made contributions of $0.7 million and $0.3 million to these reserves, respectively and used $0.6 million and $0 of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of June 30, 2012 is as follows:

Year ending June 30,	Minimum lease payment
(in thousands)
(Unaudited)
2013	$2,938
2014	1,424
2015	1,186
2016	551
2017	551
Years after	19,926
Total minimum payments required	$26,576

Total rental expense amounted to $0.9 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively.

Contractual Commitments

Longmen Joint Venture has $2.4 million contractual obligations related to construction projects as of June 30, 2012.

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with a vendor to supply iron ore to be delivered based on the production demand. From October 2012 to October 2013, the minimum purchase commitment is 3 million tons at market price.

Contingencies

As of June 30, 2012, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $339.0 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$103,805	Various from July 2012 to March 2015
Bank loans	157,865	Various from July 2012 to April 2014
Confirming storage	38,042	Various from July 2012 to March 2013
Financing by the rights of goods delivery in future	36,869	Various from August 2012 to April 2013
Others	2,428
Total	$339,009

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$38,983	Various from October 2012 to March 2013
Hancheng Haiyan Coking Co., Ltd	17,271	Various from July 2012 to March 2013
Long Steel Group Fuping Rolling Steel Co., Ltd	8,923	Various from July 2012 to April 2013
Yichang Zhongyi Industrial Co., Ltd	51,920	Various from August 2012 to May 2013
Jingmen Desheng Metal Co., Ltd	62,395	Various from June to August 2013
Chengdu Yusheng Steel Trading Co., Ltd	12,295	July 2012
Xi’an Kaiyuan Steel Co., Ltd	6,016	Various from August 2012 to April 2013
Shaanxi Shengzilong Industry Co., Ltd	6,164	December 2012
Shaanxi Tianyi Metal Materials Trading Co., Ltd	19,036	Various from August 2012 to April 2013
Shaanxi Hongan Material Co., Ltd	9,288	Various from August to October 2012
Shaanxi Anlin Material Co., Ltd	4,763	Various from November 2012 to April 2013
Chongqing Qiaorui Technology Trading Co., Ltd	1,948	Various from November to December 2012
Shaanxi Huatai Huineng Group, Ltd.	23,775	March 2014
Hancheng Sanli Furnace Burden Co., Ltd.	14,423	March 2015
Tianjin Dazhan Industry Co., Ltd.	18,221	Various from November 2012 to January 2013
Tianjin Hengying Trading Co., Ltd.	15,904	Various from January 2013 to April 2014
Tianjin Qiu Steel Pipe Industry Co., Ltd.	27,684	February 2013
Total	$339,009

As of June 30, 2012, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents results of division operations for three months ended June 30, 2012 and 2011:

(In thousands)
Sales:	2012	2011
Longmen Joint Venture	$774,306	$1,056,675
Maoming Hengda	889	1,917
Baotou Steel Pipe Joint Venture	2,424	2,815
General Steel (China) & Tianwu Joint Venture	7,135	87,277
Total sales	784,754	1,148,684
Interdivision sales	(4,071)	(86,953)
Consolidated sales	$780,683	$1,061,731

Gross profit:	2012	2011
Longmen Joint Venture	$25,770	$22,300
Maoming Hengda	(330)	(495)
Baotou Steel	54	179
General Steel (China) & Tianwu Joint Venture	2,550	1,115
Total gross profit	28,044	23,099
Interdivision gross profit	-	241
Consolidated gross profit	$28,044	$23,340

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Income (loss) from operations:	2012	2011
Longmen Joint Venture	$8,523	$3,474
Maoming Hengda	(734)	(1,168)
Baotou Steel	(240)	(64)
General Steel (China) & Tianwu Joint Venture	2,480	(4,636)
Total loss from operations	10,029	(2,394)
Interdivision income (loss) from operations	-	241
Reconciling item (1)	(2,117)	(1,540)
Consolidated loss from operations	$7,912	$(3,693)

Net income (loss) attributable to General Steel Holdings, Inc.:	2012	2011
Longmen Joint Venture	$(23,132)	$(19,707)
Maoming Hengda	(784)	2,292
Baotou Steel	(292)	-
General Steel (China) & Tianwu Joint Venture	(75)	(6,991)
Total net loss attributable to General Steel Holdings, Inc.	(24,283)	(24,406)
Interdivision net loss	-	398
Reconciling item (1)	(2,094)	1,093
Consolidated net loss attributable to General Steel Holdings, Inc.	$(26,377)	$(22,915)

Depreciation, amortization and depletion:	2012	2011
Longmen Joint Venture	$19, 412	$11,501
Maoming Hengda	492	758
Baotou Steel	71	64
General Steel (China) & Tianwu Joint Venture	795	777
Consolidated depreciation, amortization, and depletion	$20,770	$13,100

Finance/interest expenses:	2012	2011
Longmen Joint Venture	$50,499	$21,727
Maoming Hengda	-	1
Baotou Steel	126	-
General Steel (China) & Tianwu Joint Venture	3,321	2,088
Interdivision interest expenses	-	(701)
Reconciling item (1)	2	2
Consolidated interest expenses	$53,948	$23,117

Capital expenditures:	2012	2011
Longmen Joint Venture	$7,903	$20,110
Maoming Hengda	15	69
Baotou Steel	-	6
General Steel (China) & Tianwu Joint Venture	2	-
Reconciling item (1)	-	-
Consolidated capital expenditures	$7,920	$20,185

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following represents results of division operations for six months ended June 30, 2012 and 2011:

(In thousands)
Sales:	2012	2011
Longmen Joint Venture	$1,417,582	$1,765,980
Maoming Hengda	2,869	2,461
Baotou Steel Pipe Joint Venture	2,601	3,429
General Steel (China) & Tianwu Joint Venture	12,327	97,643
Total sales	1,435,379	1,869,513
Interdivision sales	(6,655)	(97,318)
Consolidated sales	$1,428,724	$1,772,195

Gross profit:	2012	2011
Longmen Joint Venture	$31,045	$26,818
Maoming Hengda	(413)	(917)
Baotou Steel	73	52
General Steel (China) & Tianwu Joint Venture	2,969	620
Total gross profit	33,674	26,573
Interdivision gross profit	-	1,816
Consolidated gross profit	$33,674	$28,389

Income (loss) from operations:	2012	2011
Longmen Joint Venture	$(3,071)	$(4,034)
Maoming Hengda	(1,436)	(2,060)
Baotou Steel	(406)	(485)
General Steel (China) & Tianwu Joint Venture	2,479	(5,633)
Total loss from operations	(2,434)	(12,212)
Interdivision income (loss) from operations	-	1,816
Reconciling item (1)	(2,653)	(2,749)
Consolidated loss from operations	$(5,087)	$(13,145)

Net income (loss) attributable to General Steel Holdings, Inc.:	2012	2011
Longmen Joint Venture	$(53,480)	$(29,885)
Maoming Hengda	(1,320)	1,197
Baotou Steel	(666)	(240)
General Steel (China) & Tianwu Joint Venture	(3,053)	(8,313)
Total net loss attributable to General Steel Holdings, Inc.	(58,519)	(37,214)
Interdivision net loss	-	1,973
Reconciling item (1)	(2,642)	3,436
Consolidated net loss attributable to General Steel Holdings, Inc.	$(61,161)	$(31,832)

Depreciation, amortization and depletion:	2012	2011
Longmen Joint Venture	$38, 658	$19,004
Maoming Hengda	996	1,348
Baotou Steel	82	124
General Steel (China) & Tianwu Joint Venture	1,593	1,546
Consolidated depreciation, amortization and depletion	$41,329	$22,022

Finance/interest expenses:	2012	2011
Longmen Joint Venture	$95,694	$35,457
Maoming Hengda	12	1
Baotou Steel	254	-
General Steel (China) & Tianwu Joint Venture	6,352	2,477
Interdivision interest expenses	-	(701)
Reconciling item (1)	2	2
Consolidated interest expenses	$102,314	$37,236

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Capital expenditures:	2012	2011
Longmen Joint Venture	$16,345	$30,772
Maoming Hengda	15	285
Baotou Steel	5	29
General Steel (China) & Tianwu Joint Venture	3	8
Reconciling item (1)	-	3
Consolidated capital expenditures	$16,368	$31,097

Total Assets as of:	June 30, 2012	December 31, 2011
Longmen Joint Venture	$2,625,990	$2, 937,271
Maoming Hengda	46,373	48,350
Baotou Steel Pipe Joint Venture	6,230	8,093
General Steel (China) & Tianwu Joint Venture	163,032	146,150
Interdivision assets	(88,292)	(88,326)
Reconciling item (2)	7,785	2,583
Total Assets	$2,761,118	$3,054,121

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for both three and six months ended June 30, 2012 and 2011.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of June 30, 2012 and December 31, 2011.

Note 26 – Subsequent events

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

In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture in the amount of $310.7 million (RMB 2.0 billion).

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

Recent Developments and Second Quarter Highlights

The second quarter of 2012 was highlighted with the following:

•	Sales in the second quarter of 2012 decreased by 26.5% to $780.7 million, from $1,061.7 million in second quarter of 2011, due to decreased sales volume as well as a decrease in the average selling price of our products. For the second quarter of 2012, sales volume of rebar in Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”) totaled 1.3 million metric tons, a decrease of 23.2%, compared to 1.7 million metric tons in the second quarter of 2011, with an average selling price of $596.2 per ton, compared to $619.3 per ton in the second quarter of 2011.

•	Gross profit in the second quarter of 2012 totaled $28.0 million, or 3.6% of total revenue, as compared to a gross profit of $23.3 million, or 2.2% of total revenue in the second quarter of 2011.

•	Total finance expenses in the second quarter of 2012 totaled $53.9 million, of which $10.8 million was interest expense on capital lease as compared to $6.7 in the same period of 2011, and $43.2 million was interest expense on bank borrowings, related parties borrowings and discounted notes receivable as compared to $16.4 million in the second quarter of 2011.

•	Loss per share was $0.48 in the second quarter of 2012, compared to a loss of $0.42 per share in the second quarter of 2011. The increase in the loss in the second quarter was mainly due to the increased interest expenses on capital lease, bank borrowings and discounted notes receivable.

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

An established regional network of approximately 128 distributors and three sales offices sell Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other of Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

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

For the three months ended June 30, 2012 and 2011, we recognized lease income of $0.5 million and $0.5 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $1.1 million and $1.0 million, respectively. As of June 30, 2012 and December 31, 2011, the deferred lease income on the land sub-lease was $78.2 million and $78.5 million, respectively. The remaining life of amortization was 37.3 years as of June 30, 2012.

On April 29, 2011, we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state-owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus the $586.6 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture for the amount of RMB 2.0 billion ($310.7 million).

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

Tianwu General Steel Material Trading Co., Ltd

We formed Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”) with Tianjin Material and Equipment Group Corporation (“TME Group”).  The contributed capital of Tianwu Joint Venture is approximately $2.9 million (or RMB20 million), and we hold a 60% controlling interest.  TME Group is one of the largest and most diversified commodity trading groups in China.

Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

Production Capacity Information Summary by Subsidiary

	General Steel (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda
Annual Production Capacity (metric tons)
Crude Steel	—	—	7 million	—
Processing	400,000	100,000	3.6 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and six months ended June 30, 2012, approximately 34.7% and 36.8%, respectively, of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

The Western region of China where our major sales market is located has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 9.6% for the national GDP, the GDP increase of 13.9% was reported by Shaanxi Province in 2011 over previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 14.7% where we have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

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

In January 2011, the central government announced a new low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with a total of 36 million low-income houses to be built over a five-year period. To ensure the construction of the low-income housing, the central government has announced that it will increase its investment in the project by 34.7% over its 2010 investment to approximately RMB 103 billion, and the local governments are expected to increase their investment as well.

As part of this policy, the Shaanxi provincial government also targeted to build 470,000 low-income houses in 2011, covering approximately 30 million square meters, which is 2.5 times the amount of low-income houses initiated in 2010. This will generate a stable demand for steel construction within the Shaanxi Province.

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

We anticipate strong demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years as both the central and provincial governments continue to drive Western region development efforts. Government supported housing and infrastructure development projects in the Western region of China are driving demand of our products, particularly in Shaanxi Province, which is the center of Western China's development. Although steel prices faced pressure in the second half of 2011, they have rebounded in 2012 which, coupled with the strong end-market demand, should support growth in sales of rebar and other steel products. Notably, during the 2012 National People's Congress, the central government raised its 2012 fiscal spending budget 14% year-over-year to $1.92 trillion. Under this new budget, public housing has risen to 23% of total spending, which we believe presents a meaningful opportunity to support the ongoing infrastructure growth in Western China.

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

In September 2010, we formed Tianwu Joint Venture with TME Group, one of the largest and most diversified commodity trading groups in China. Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis. For the three months and six months ended June 30, 2012, we sourced approximately 2.1% and 1.2%, respectively, of our iron ore purchases from Tianwu Joint Venture directly.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended June 30, 2012 are as follows:

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	14.0%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	10.8%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	8.4%	Third Party
Longgang Group Import & Export Co., Ltd.	Iron Ore	3.7%	Related Party
Shanxi Metallurgical Materials Investment Co., Ltd	Iron Ore	2.8%	Third Party
	Total	39.7%

Baotou Steel Pipe Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd	Steel coil	95.7%	Third Party
Weifang Jinertai Welding Material Co,. Ltd.	Steel coil	2.7%	Third Party
Baojishi Yusheng Welding Materials Co,. Ltd.	Steel coil	1.6%	Third Party
	Total	100.0%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	72.8%	Third Party
Xingtai Roll (Group) Co., Ltd	Mechanical accessories	11.6%	Third Party
Changzhou Kaida Industrial Technology Co., Ltd	Mechanical accessories	7.6%	Third Party
Jiujiang Mengxiang Couplings Co.	Mechanical accessories	3.0%	Third Party
Hefei Jinggong Accessories Co., Ltd	Mechanical accessories	1.5%	Third Party
		96.5%

The sources and/or our top five major suppliers of our raw materials for the six months ended June 30, 2012 are as follows:

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	18.5%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	13.0%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	7.0%	Related Party
Longgang Group Import & Export Co., Ltd.	Iron Ore	6.5%	Related Party
Xinan Pinghe Steel Materials Co., Ltd.	Iron Ore	5.8%	Third Party
	Total	50.8%

Baotou Steel Pipe Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd	Steel coil	94.9%	Third Party
Weifang Jinertai Welding Material Co,. Ltd.	Steel coil	4.0%	Third Party
Baoji Yusheng Welding Material Co,. Ltd.	Steel coil	1.1%	Third Party
	Total	100.0%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	57.4%	Third Party
Xingtai Roll (Group) Co., Ltd	Mechanical accessories	4.1%	Third Party
Hefei Jinggong Accessories Co., Ltd	Mechanical accessories	4.0%	Third Party
Changzhou Kaida Industrial Technology Co., Ltd	Mechanical accessories	2.7%	Third Party
Maoming Yongxin Valve Co., Ltd.	Mechanical accessories	2.2%	Third Party
		70.4%

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

For steelmakers, operating performance depends on the volatility of the cost of raw materials. The shortage of these raw materials in the market has allowed suppliers of iron ore and metallurgical coal to rebuild the pricing mechanisms through the shift from annual to shorter-term price contracts. This has created numerous challenges for steelmakers as they must now deal with volatility in raw material prices, as well as maintain margins with fluctuating demand. Over the past two years, we have witnessed perseverance in steel prices that has given iron ore producers an opportunity to increase the prices in the next contract; however the reverse may not be true as steel companies cannot always pass on the rise in iron ore prices to consumers due to the market overcapacity and fragmentation.

The central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In 2011, the central government had successfully reduced obsolete iron production capacities by 31.92 million tons.

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

Results of Operations for the Three and Six Months Ended June 30, 2012

Sales

Three months ended June 30, 2012 compared with three months ended June 30, 2011

The following table sets forth sales and volume in metric tons.

	Three months ended
	June 30, 2012			June 30, 2011			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales%

Longmen Joint Venture	1,298,730	$774,306	99.2%	1,691,971	$1,047,863	98.7%	(23.2)%	(26.1)%
Others	40,021	6,377	0.8%	91,024	13,868	1.3%	(56.0)%	(54.0)%
Total Sales	1,338,751	$780,683	100.0%	1,782,995	$1,061,731	100.0%	(24.9)%	(26.5)%

Total sales for the three months ended June 30, 2012 decreased by 26.5% to $780.7 million from $1,061.7 million for the same period in 2011. The decrease in sales compared to the same period in 2011 was predominantly due to the combined effects of decreased sales volume and average selling price. Longmen Joint Venture comprised approximately 99.2% and 98.7% of total sales for the second quarter of 2012 and 2011, respectively. Sales volume of rebar decreased by 23.2% to 1.3 million metric tons, compared to 1.7 million metric tons in the same period in 2011.  The average selling price of rebar decreased by 3.7% to approximately $596.2 per ton in the second quarter of 2012 from approximately $619.3 per ton in the same period of 2011.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our sales volume and prices have dropped since the fourth quarter of 2011, evidencing a continued decline during the second quarter of 2012 in comparison to the same period of 2011.

Our five major customers were all distributors and collectively represented approximately 34.7% of our total sales for the three months ended June 30, 2012 as compared to 40.6% of our total sales for the three months ended June 30, 2011. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

The following table sets forth sales and volume in metric tons.

	Six months ended
	June 30, 2012			June 30, 2011			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	2,391,345	$1,417,581	99.2%	2,861,285	$1,757,169	99.2%	(16.4)%	(19.3)%
Others	122,706	11,143	0.8%	110,649	15,026	0.8%	10.9%	(25.8)%
Total Sales	2,514,051	$1,428,724	100.0%	2,971,934	$1,772,195	100.0%	(15.4)%	(19.4)%

Total sales for the six months ended June 30, 2012 decreased by 19.4% to $1.4 billion from $1.8 billion for the same period in 2011. The decrease in sales compared to the same period in 2011 was predominantly due to the combined effects of decreased sales volume and average selling price. Longmen Joint Venture comprised approximately 99.2% and 99.2% of total sales for the six months ended June 30, 2012 and 2011, respectively. Sales volume of rebar decreased by 16.4% to 2.4 million metric tons, compared to 2.9 million metric tons in the same period in 2011.  The average selling price of rebar decreased by 3.5% to approximately $592.8 per ton in the second quarter of 2012 from approximately $614.1 per ton in the same period of 2011.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our sales volume and prices dropped during the first half of 2012 in comparison to the same period of 2011.

For the six months ended June 30, 2012, sales to third parties decreased by 29.9% to $922.8 million as compared to $1,316.1 million for the same period in 2011, while sales to related parties increased by 10.9% to $505.9 million as compared to $456.1 million for the six months ended June 30, 2011. The increase in sales to related parties was mainly due to our marketing strategy to expand our markets in rural areas in Xian city and Sichuan Province and the sales network to the new related party customers were established after the first quarter of 2011. As such, we had sales to the new related party customers during the first half of 2012 while we had insignificant sales to these customers in the same period of 2011. However, the decrease of sales to third parties was mainly due to weakened demand resulting from the over-capacity issues discussed above, along with sales to third parties in the rural areas in Xian city and Sichuan Province being affected by the weakened demand.

Our five major customers were all distributors and collectively represented approximately 36.8% of our total sales for the six months ended June 30, 2012 as compared to 36.5% of our total sales for the six months ended June 30, 2011. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended June 30, 2012 compared with three months ended June 30, 2011

	Three months ended
	June 30, 2012			June 30, 2011			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,298,730	$746,779	99.2%	1,691,971	$1,024,531	98.7%	(23.2)%	(27.1)%
Others	40,021	5,860	0.8%	91,024	13,860	1.3%	(56.0)%	(57.7)%
Total Cost of Goods Sold	1,338,751	$752,639	100.0%	1,782,995	$1,038,391	100.0%	(24.9)%	(27.5)%

 Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. The cost of goods sold decreased by 27.5% to $752.6 million in the second quarter of 2012 from $1,038.4 million in the same period of 2011. The decrease was mainly driven by the decreasing sales volume and unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 15.4% and approximately 7.6%, respectively for the three months ended June 30, 2012 as compared to the same period in 2011, offset by the higher of overhead cost rate being allocated to each individual unit. In addition, we provided additional valuation allowance of approximately $3.4 million of inventory for impairment for both our raw materials and finished goods due to the drop in market price of iron ore, coke and our rebar products as of June 30, 2012 in addition to our March 31, 2012 inventory valuation allowance balance of $13.4 million. As such, the average costs of rebar manufactured decreased by 5.0% to approximately $575.0 per ton in the second quarter of 2012 from approximately $605.5 per ton in the same period of 2011. The percentage decrease in cost of goods sold was consistent with the percentage decrease in sales.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

	Six months ended
	June 30, 2012			June 30, 2011			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	2,391,345	$1,383,955	99.2%	2,861,285	$1,728,239	99.1%	(16.4)%	(19.9)%
Others	122,706	11,095	0.8%	110,649	15,567	0.9%	10.9%	(28.7)%
Total Cost of Goods Sold	2,514,051	$1,395,050	100.0%	2,971,934	$1,743,806	100.0%	(15.4)%	(20.0)%

 The cost of goods sold decreased by 20.0% to $1.4 billion, in the first half of 2012 from $1.7 billion in the same period of 2011. The decrease was mainly driven by the decreasing sales volume and unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 11.4% and approximately 6.3%, respectively for the six months ended June 30, 2012 as compared to the same period in 2011, offset by higher overhead cost rate being allocated to each individual unit. In addition, we provided valuation allowance of approximately $16.9 million of inventory for impairment for both our raw materials and finished goods due to the drop in market price of iron ore, coke and our rebar products as of June 30, 2012. As such, the average costs of rebar manufactured decreased 4.2% to approximately $578.7 per ton in the first half of 2012 from approximately $604.0 per ton in the same period of 2011.

Gross Profit

Three months ended June 30, 2012 compared with three months ended June 30, 2011

	Three months ended
	June 30, 2012			June 30, 2011			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit %

Longmen Joint Venture	1,298,730	$27,527	3.6%	1,691,971	$23,332	2.2%	18.0%
Others	40,021	517	8.1%	91,024	8	0.1%	6,362.5%
Total Gross Profit	1,338,751	$28,044	3.6%	1,782,995	$23,340	2.2%	20.2%

Gross profit for the second quarter 2012 was $28.0 million, or 3.6% of total sales, as compared to a gross profit of $23.3 million, or 2.2% of total sales in the same period in 2011. The increase in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 3.7% was lower than the percentage decrease of costs of rebar manufactured of 5.0% for the three months ended June 30, 2012 as compared to the same period of 2011.

 Six months ended June 30, 2012 compared with six months ended June 30, 2011

	Six months ended
	June 30, 2012			June 30, 2011			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit %

Longmen Joint Venture	2,391,345	$33,626	2.4%	2,861,285	$28,930	1.6%	16.2%
Others	122,706	48	0.4%	110,649	(541)	(3.6)%	(109.0)%
Total Gross Profit	2,514,051	$33,674	2.4%	2,971,934	$28,389	1.6%	18.6%

Gross profit for the first half of 2012 was $33.7 million, or 2.4% of total sales, as compared to a gross profit of $28.4 million, or 1.6% of total sales in the same period in 2011. The increase in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 3.5% was lower than the percentage decrease of costs of rebar manufactured of 4.2% for the six months ended June 30, 2012 as compared to the same period of 2011.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Selling, General and Administrative Expenses	$20,132	$27,033	(25.5)%
SG&A Expenses As a Percentage of Total Revenue	2.6%	2.5%

 SG&A expenses, such as travel expenses and transportation fees, executive compensation, salaries and wages, land use rental fees, legal and accounting fees, decreased by 25.5% to $20.1 million for the three months ended June 30, 2012, compared to $27.0 million for the same period in 2011.

Selling expenses decreased by 29.7% to $10.3 million for the three months ended June 30, 2012 as compared to $14.6 million in the same period of 2011. The decrease was mainly due to the decline of transportation and sales agent charges at Longmen Joint Venture during the second quarter of 2012 as compared to the same period in 2011, which related to the decrease of shipment volume and long distance sales deliveries to markets in rural areas in Xian city, Sichuan Province and Gansu Province.

In addition, general and administrative (“G&A”) expenses decreased 20.6% to $9.8 million for three months ended June 30, 2012 as compared to $12.4 million in the same period of 2011. The decrease was mainly due to the equipment impairment charges in the amount of $5.4 million in General Steel (China) in the second quarter of 2011 and we did not have any equipment impairment charges during the same period in 2012 offset by the rise of executive compensation, salaries and wages, land use rental fees, legal and accounting and maintenance facility expenses.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30,2012	June 30,2011	Change %

Selling, General and Administrative Expenses	$38,761	$41,534	(6.7)%
SG&A Expenses As a Percentage of Total Revenue	2.7%	2.3%

 SG&A expenses, such as travel expenses and transportation fees, executive compensation, salaries and wages, land use rental fees, legal and accounting fees, decreased by 6.7% to $38.8 million for the six months ended June 30, 2012, compared to $41.5 million for the same period in 2011.

Selling expenses decreased by 3.4% to $19.2 million for the six months ended June 30, 2012 as compared to $19.9 million in the same period of 2011. The decrease was mainly due to the decline of transportation and sales agent charges at Longmen Joint Venture during the six months ended June 30, 2012, as compared to the same period in 2011, which related to the decrease of shipment volume and long distance sales deliveries to markets in rural areas in Xian city, Sichuan Province and Gansu Province.

In addition, G&A expenses decreased by 9.7% to $19.6 million for six months ended June 30, 2012 as compared to $21.6 million in the same period of 2011. The decrease was mainly due the equipment impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011 and we did not have an equipment impairment charge during the same period in 2012 offset by to the rise of executive compensation, salaries and wages, land use rental fees, legal and accounting and maintenance facility expenses.

Income (Loss) from Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Income (Loss) from Operations	$7,912	$(3,693)	(314.3)%

Income from operations for the three months ended June 30, 2012 increased to income from operations of $7.9 million from a loss of $3.7 million for the same period in 2011. The increase in income from operations was predominantly due to the increase in gross profit and the decrease in SG&A expenses during the three months ended June 30, 2012, as compared to the same period in 2011.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30, 2012	June 30, 2011	Change %

Loss from Operations	$(5,087)	$(13,145)	(61.3)%

Loss from operations for the six months ended June 30, 2012 decreased to $5.1 million from a loss of $13.1 million for the same period in 2011. The decrease in loss from operations was predominantly due to the increase in gross profit and the decrease in SG&A expenses during the six months ended June 30, 2012, as compared to the same period in 2011.

Other Income (Expense)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Interest income	$3,146	$816	285.5%
Finance/interest expense	(43,160)	(16,419)	162.9%
Financing cost on capital lease	(10,788)	(6,698)	61.1%
Change in fair value of derivative liabilities	20	1,839	(98.9)%
Gain from debt extinguishment	-	3,430	(100.0)%
Gain on disposal of equipment	3	387	(99.2)%
Income from equity investment	79	1,856	(95.7)%
Foreign currency transaction gain (loss)	(973)	1,030	(194.5)%
Lease income	530	512	3.5%
Other non-operating income (expense), net	1,145	(455)	(351.6)%
Total other expense, net	$(49,998)	$(13,702)	264.9%

Total other expense, net, for the three months ended June 30, 2012 was $50.0 million, a 264.9% increase compared to $13.7 million for the same period in 2011. The increase was mainly a result of an increase of $30.8 million in financial expense, of which, $4.1 million was increased interest expense on capital lease and $26.7 million of interest expense increase was primarily due to increased discounted notes receivable during the second quarter of 2012 as compared to same period in 2011 with higher discount rate than 2011 after the central government tightening the funding policy. The increased discount notes receivables in the second quarter of 2012 as we intended to cash out the notes receivables early before the maturity date to financing our operations

The change in fair value of derivative liabilities for the three months ended June 30, 2012 was a gain of $0.02 million compared to a gain of $1.8 million for the same period in 2011.

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30, 2012	June 30, 2011	Change %

Interest income	$8,702	$1,879	363.1%
Finance/interest expense	(80,687)	(30,538)	164.2%
Financing cost on capital lease	(21,627)	(6,698)	222.9%
Change in fair value of derivative liabilities	7	5,391	(99.9)%
Gain from debt extinguishment	-	3,430	(100.0)%
Loss on disposal of equipment	(116)	(10)	(1,060.0)%
Income from equity investment	36	3,511	(99.0)%
Foreign currency transaction gain (loss)	(588)	1,649	(135.7)%
Lease income	1,060	964	10.0%
Other non-operating income (expense), net	1,002	(150)	(768.0)%
Total other expense, net	$(92,211)	$(20,572)	348.2%

Total other expense, net, for the six months ended June 30, 2012 were $92.2 million, a 348.2% increase compared to $20.6 million for the same period in 2011. The increase was mainly a result of an increase of $65.1 million in financial expense, of which, $14.9 million was increased interest expense on capital lease, which we did not start incurring the expenses until May 2011, and $50.2 million of interest expense increase was primarily due to increased discounted notes receivable during the first half of 2012 as compared to the same period in 2011 with higher discount rate than 2011 after the central government tightening the funding policy. The increased discount notes receivables in first half of 2012 as we intended to cash out the notes receivables early before the maturity date to finance our operations

The change in fair value of derivative liabilities for the six months ended June 30, 2012 was a gain of $0.01 million compared to a gain of $5.4 million for the same period in 2011.

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

Income Taxes

For the three months ended June 30, 2012 and 2011, we had a total tax provision of $0.01 million and $18.2 million, respectively. For the three months ended June 30, 2012 and 2011, we had current income tax provisions for our profitable subsidiaries, amounting to $0.01 million and $0, respectively. After the filing of the Form 10-K/A for the year ended December 31, 2010, management evaluated our future operating forecast based on the current steel market condition, and concluded the net operating loss may not be fully realizable and decided to provide 100% valuation allowance for the deferred tax assets. For the three months ended June 30, 2011, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. As such, we wrote off the deferred tax assets and had $18.2 million of deferred provision for income taxes. No deferred income tax provision was recorded for the three months ended June 30, 2012 as the deferred tax assets had been fully reserved.

For the three months ended June 30, 2012 and 2011, we had effective tax rates of (0.1%) and (104.6%), respectively. The negative effective tax rates for the three months ended June 30, 2012 and 2011 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and Baotou Steel Pipe Joint Venture.

For the six months ended June 30, 2012 and 2011, we had a total tax provision of $0.6 million and $15.4 million, respectively. For the six months ended June 30, 2012 and 2011, we had current income tax provisions for our profitable subsidiaries, amounting to $0.4 million and $0.2 million, respectively. After the filing of the Form 10-K/A for the year ended December 31, 2010, management evaluated our future operating forecast based on the current steel market condition, and concluded the net operating loss may not be fully realizable and decided to provide 100% valuation allowance for the deferred tax assets. For the six months ended June 30, 2012, we evaluated the deferred tax assets remained in Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. As such, we provided an allowance against our remaining deferred tax assets as of December 31, 2011 and had $0.2 million of deferred provision for income taxes. For the six months ended June 30, 2011, we provided an allowance against the deferred tax assets as of December 31, 2010 and had $15.2 million of deferred provision for income taxes.

For the six months ended June 30, 2012 and 2011, we had effective tax rates of (0.6%) and (45.8%), respectively. The negative effective tax rates for the six months ended June 30, 2012 and 2011 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and Baotou Steel Pipe Joint Venture.

Net Loss

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Net Loss	$(42,129)	$(35,593)	18.4%

 Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Net Loss	$(97,877)	$(49,164)	99.1%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Net loss	$(42,129)	$(35,593)	18.4%
Less: Net loss attributable to the noncontrolling interest	(15,752)	(12,678)	24.2%
Net loss attributable to General Steel Holdings, Inc.	$(26,377)	$(22,915)	15.1%

Net loss attributable to us for the three months ended June 30, 2012 increased to $26.4 million compared to $22.9 million for the same period in 2011. The increase in net loss attributable to us for the three months ended June 30, 2012 was mainly a result of an increase of $4.1 million in interest expense on the capital lease and an increase of $26.7 million in interest expense on bank borrowings, related parties borrowings and discounted notes receivables offset by the increase in income from operations of $11.6 million.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Six months ended June 30, 2012 compared with Six months ended June 30, 2011

(in thousands)	Six months ended
	June 30, 2012	June 30, 2011	Change %

Net loss	$(97,877)	$(49,164)	99.1%
Less: Net loss attributable to the noncontrolling interest	(36,716)	(17,332)	111.8%
Net loss attributable to General Steel Holdings, Inc.	$(61,161)	$(31,832)	92.1%

Net loss attributable to us for the six months ended June 30, 2012 increased to $61.2 million compared to $31.8 million for the same period in 2011. The increase in net loss attributable to us for the six months ended June 30, 2012 was mainly a result of an increase of $14.9 million in interest expense on the capital lease and an increase of $50.2 million in interest expense on bank borrowings, related parties borrowings and discounted notes receivables offset by the decrease in loss from operations of $8.1 million.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of June 30, 2012, our current liabilities exceeded the current assets by approximately $755.8 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

 Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited condensed consolidated financial statements for the period ended June 30, 2012 have been prepared on a going concern basis.

As of June 30, 2012, we had cash and restricted cash aggregating $465.8 million, of which $407.4 million was restricted.

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

As of June 30, 2012, the amount of our restricted net assets was $20.4 million.

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

Our management presently anticipates that our access to credit (vendors financing, related parties financing and guaranteed and sales financing) and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of the 900,000 metric ton capacity rebar production line. We intend to utilize existing cash, cash flow from operations and bank loans and credit to complete the 900,000 metric ton capacity rebar production line. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of June 30, 2012, we had $910.7 million in short-term notes payable liabilities, which were secured by restricted cash of $407.4 million and restricted notes receivable of $115.7 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of June 30, 2012, we had $199.4 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

As of June 30, 2012 and December 31, 2011, we did not satisfy certain financial covenants on outstanding short term loans and due to the dissatisfaction of such covenants, a loan with cross default clause was automatically considered as breached, these loans affected amounted to $12.7 million and $12.6 million respectively. According to the loan agreements, the bank will have the right to request more collateral or guarantees if the covenant is not satisfied or request for early repayment of the loan if we could not remediate the dissatisfaction of covenants within a period of time. As of today, we have not received notice from any bank to request for more collateral or guarantees or early repayment of the short term loans due to the breach.

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

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between0.6% to 3.2% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 0.6% to 3.2% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended June 30, 2012 and 2011 amounted to $149.5 million and $248.1 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $293.7 million and $407.8 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2012 and 2011 amounted to $3.5 million and $2.3 million, respectively, and for the six months ended June 30, 2012 and 2011, amounted to $4.7 million and $3.9 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of June 30, 2012 and December 31, 2011 were (10.1) and (19.8), respectively. As of June 30, 2012, our current liabilities exceed current assets (excluding non-cash items) by $753.7 million. And as of June 30, 2013, our estimated current liabilities may exceed current assets (excluding non-cash items) by $777.4 million.

Longmen Joint Venture, as our most important operating subsidiary, accounted for a majority of our total sales. As such, the majority of our working capital needs to come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which include lines of credit from banks, vendor financing, financing sales, other financing and sales representative financing.

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

As a result, the unaudited condensed consolidated financial statements for the three month period ended June 30, 2012 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $99.6 million compared to net cash used in operating activities of $8.5 million in the same period of 2011. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income of $63.1 million, compared to $42.1 million in the same period in 2011. The non-cash items included the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment
-	change in fair value of derivative liabilities;
-	Gain on debt settlement
-	loss on disposal of equipment;
-	bad debt allowance;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	foreign currency transaction gain (loss);
-	deferred tax assets; and
-	deferred lease income.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to the collection of notes receivable that became due during the six months ended June 30, 2012;
-	Other receivables – related party: The decrease in other receivables – related parties was mainly due to the return of funds from our related parties as they were no longer using the money performing business transactions on behalf of us;
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture has tightened their payments to related parties as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment; and
-	Other payables – related parties: The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the six months ended June 30, 2012. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, they agreed not to demand certain cash payment.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable, including related parties: The increase in the first six months of 2012 was mainly due to fewer payments collected from sales made to third parties and related parties;
-	Inventories: The increase of inventories in the first six months of 2012 was mainly due to the increase of finished goods inventories as compared to the stocking level as of December 31, 2011 because the sales volume for the six months ended June 30, 2012 decreased. In addition, as the cost of raw materials continued to drop slightly during the first six months of 2012, we continued to stock up our raw materials by keeping them at a minimal level to meet our production needs;

-	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Accounts payables: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we were holding off our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce reversed some of our accounts payable we accrued in prior periods which related to our construction project upon completion of the project; and
-	Customer deposits, including related parties: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands from our customers on our products, as such, we received fewer advanced payments made by our customers.

Investing activities

Net cash used in investing activities was $98.4 million for the six months ended June 30, 2012 compared to net cash used in investing activities of $15.4 million for the six months ended June 30, 2011. Fluctuation in cash outflow between the two periods was mainly due to the increase of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first six months of 2012, such balance increased because we needed more notes payable to settle with suppliers. We also loaned $69.3 million to our related parties, on which we were earning interest on these loans. In addition, the increase in cash used was also due to more advance or purchase payments made on equipment purchase in the first six months of 2012 compared to the same period in 2011. Furthermore, $3.0 million cash held on Hancheng Tongxing Metallurgy Co., Ltd was deconsolidated on March 1, 2012.

Financing activities

Net cash provided by financing activities was $134.2 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $33.0 million for the six months ended June 30, 2011. Compared to the same period in 2011, the increase of cash inflow from financing activities was mainly driven by the following:

•	Notes receivable - restricted: The decrease of notes receivable was mainly due to more notes receivable became due and collected by banks during the six months ended June 30, 2012.

The cash inflow was offset by the following cash outflow:

•	Short Term Notes Payable: We repaid more notes payable to banks for the six months ended June 30, 2012 as they became due compared to the same period in 2011 as more of our notes payable were dues.
•	Short Term Loan: We repaid more money to banks and other parties for the six months ended June 30, 2012 as they became due compared to the same period in 2011.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2012 that have, or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of June 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$910,662	$910,662	$-	$-	$-
Bank loans	199,421	199,421	-	-	-
Other loans, including related parties	321,649	321,649	-	-	-
Deposits due to sales representatives, including related parties	31,838	31,838	-	-	-
Lease obligations	26,576	2,938	2,610	1,102	19,926
Construction obligations - Longmen Joint Venture	2,448	2,448	-	-	-
Long term loan – Shaanxi Steel	92,856	-	80,249	12,607	-
Capital lease obligation	319,446	-	56,773	19,297	243,376
Profit sharing liability	317,174	-	-	-	317,174
Total	$2,222,070	$1,468,956	$139,632	$33,006	$580,476

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit evaluation. This amount includes estimated interest payments as well as principal repayment.

As of June 30, 2012, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $339.0 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$103,805	Various from July 2012 to April 2014
Bank loans	157,865	Various from July 2012 to March 2015
Confirming storage	38,042	Various from July 2012 to March 2013
Financing by the rights of goods delivery in future	36,869	Various from August 2012 to April 2013
Others	2,428
Total	$339,009

As of June 30, 2012, we did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Based on the projected profit in this entity and future operating plans, Longmen Joint Venture ’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 3,900,871 and 6,678,649 as of June 30, 2012 and December 31, 2011, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the six months ended June 30, 2012 and 2011. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the three ended June 30, 2012. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the Asset Pool have been fully absorbed by profits.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of such material weaknesses, we concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

The following table provides information relating to our purchases of our common stock during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1, 2012 – April 30, 2012	801,937	$1.07	801,937	2,107,085
May 1, 2012 – May 31, 2012	204,217	$1.04	204,217	1,902,868
June 1, 2012 – June 30, 2012	375,174	$0.89	375,174	1,527,694

Total (unaudited)	1,381,328	$1.02	1,381,328	1,527,694

On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock (the “Share Repurchase Program”). Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. As of June 30, 2012, we had repurchased 2,472,306 shares of common stock in open market transactions at an average price of $1.70 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed June 30, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

