Form 10-Q
period 2012-09-30
GENERAL STEEL HOLDINGS INC
filed 2013-06-17
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of June 10, 2013, 54,972,432 shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$83,602	$120,016
Restricted cash	436,302	398,216
Notes receivable	190,507	92,910
Restricted notes receivable	67,562	584,241
Loans receivable - related parties	67,159	-
Accounts receivable, net	7,656	12,601
Accounts receivable - related parties	28,346	20,593
Other receivables, net	20,129	22,411
Other receivables - related parties	65,250	87,679
Inventories	225,490	297,729
Advances on inventory purchase	82,060	63,585
Advances on inventory purchase - related parties	78,860	20,244
Prepaid expense and other	549	531
Prepaid taxes	20,212	24,189
Short-term investment	2,889	2,906
TOTAL CURRENT ASSETS	1,376,573	1,747,851

PLANT AND EQUIPMENT, net	1,197,472	1,257,236

OTHER ASSETS:
Advances on equipment purchase	6,748	10,420
Investment in unconsolidated entities	1,027	12,840
Long-term loan receivable - related party	2,000	-
Long-term deferred expense	517	631
Intangible assets, net of accumulated amortization	24,227	25,143
TOTAL OTHER ASSETS	34,519	49,034

TOTAL ASSETS	$2,608,564	$3,054,121

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$867,769	$1,113,504
Accounts payable	338,812	413,345
Accounts payable - related parties	117,662	121,828
Short term loans - bank	139,752	253,954
Short term loans - others	212,720	246,657
Short term loans - related parties	82,069	15,710
Current maturities of long-term loans - related party	49,997	-
Other payables and accrued liabilities	74,582	49,538
Other payables - related parties	118,585	28,873
Customer deposits	81,761	90,556
Customer deposits - related parties	83,518	68,277
Deposit due to sales representatives	34,987	22,890
Deposit due to sales representatives - related parties	1,235	943
Taxes payable	6,498	11,374
Deferred lease income, current	2,115	2,099
Derivative liabilities	58	10
TOTAL CURRENT LIABILITIES	2,212,120	2,439,558

NON-CURRENT LIABILITIES:
Long-term loans - related party	42,741	92,035
Deferred lease income, noncurrent	75,418	76,425
Capital lease obligations	324,171	306,350
Profit sharing liability	322,386	303,233
TOTAL NON-CURRENT LIABILITIES	764,716	778,043

TOTAL LIABILITIES	2,976,836	3,217,601

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2012 and December 31, 2011	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,100,688 and 56,601,988 shares issued, 54,628,382 and 55,511,010 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	57	56
Treasury stock, at cost, 2,472,306 and 1,090,978 shares as of September 30, 2012 and December 31, 2011	(4,199)	(2,795)
Paid-in-capital	105,475	107,940
Statutory reserves	6,078	6,388
Accumulated deficits	(331,842)	(229,083)
Accumulated other comprehensive income	10,008	10,200
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(214,420)	(107,291)

NONCONTROLLING INTERESTS	(153,852)	(56,189)

TOTAL DEFICIENCY	(368,272)	(163,480)

TOTAL LIABILITIES AND DEFICIENCY	$2,608,564	$3,054,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

SALES	$518,542	$662,437	$1,441,325	$1,978,515

SALES - RELATED PARTIES	192,883	335,724	698,824	791,841
TOTAL SALES	711,425	998,161	2,140,149	2,770,356

COST OF GOODS SOLD	528,586	639,239	1,426,589	1,930,452

COST OF GOODS SOLD - RELATED PARTIES	196,435	324,872	693,482	777,465
TOTAL COST OF GOODS SOLD	725,021	964,111	2,120,071	2,707,917

GROSS PROFIT (LOSS)	(13,596)	34,050	20,078	62,439

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,787	24,309	61,548	65,843

INCOME (LOSS) FROM OPERATIONS	(36,383)	9,741	(41,470)	(3,404)

OTHER INCOME (EXPENSE)
Interest income	4,337	1,201	13,039	3,080
Finance/interest expense	(36,615)	(35,081)	(138,929)	(72,317)
Change in fair value of derivative liabilities	(55)	135	(48)	5,526
Gain on debt settlement	-	-	-	3,430
Gain on disposal of equipment	293	689	177	679
Income from equity investments	44	790	80	4,301
Foreign currency transaction gain (loss)	(581)	1,271	(1,169)	2,920
Lease income	528	525	1,588	1,489
Other non-operating income (expense), net	2,314	(1,047)	3,316	(1,197)
Other expense, net	(29,735)	(31,517)	(121,946)	(52,089)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(66,118)	(21,776)	(163,416)	(55,493)

PROVISION FOR INCOME TAXES
Current	100	410	510	617
Deferred	-	144	169	15,384
Provision for income taxes	100	554	679	16,001

NET LOSS	(66,218)	(22,330)	(164,095)	(71,494)

Less: Net loss attributable to noncontrolling interest	(24,620)	(8,500)	(61,336)	(25,832)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(41,598)	$(13,830)	$(102,759)	$(45,662)

NET LOSS	$(66,218)	$(22,330)	$(164,095)	$(71,494)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(698)	999	(577)	2,399

COMPREHENSIVE LOSS	(66,916)	(21,331)	(164,672)	(69,095)

Less: Comprehensive loss attributable to noncontrolling interest	(24,888)	(8,247)	(61,721)	(25,517)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(42,028)	$(13,084)	$(102,951)	$(43,578)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,466	55,166	54,946	54,547

LOSS PER SHARE
Basic and Diluted	$(0.76)	$(0.25)	$(1.87)	$(0.84)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(UNAUDITED)

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2010	3,093	$3	54,840	$55	(317)	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net loss attributable to General Steel Holdings, Inc.									(45,662)			(45,662)
Net loss attributable to noncontrolling interest											(25,832)	(25,832)
Common stock issued for compensation			621				1,080					1,080
Common stock issued for repayment of debt			975	1			1,441					1,442
Common stock transferred by CEO for compensation							207					207
Treasury stock purchased				(1)	(774)	(1,924)						(1,925)
Adjustment to special reserve								273				273
Dividend declared to noncontrolling shareholders											(2,970)	(2,970)
Foreign currency translation adjustments										2,084	315	2,399

BALANCE, September 30, 2011	3,093	$3	56,436	$55	(1,091)	$(2,795)	$107,698	$6,475	$(97,455)	$13,071	$23,482	$50,534

Net loss attributable to General Steel Holdings, Inc.									(131,525)			(131,525)
Net loss attributable to noncontrolling interest											(80,280)	(80,280)
Adjustment to statutory reserve								104	(103)		608	609
Adjustment to special reserve								(191)			128	(63)
Common stock issued for compensation			166	1			173					174
Common stock transferred by CEO for compensation							69					69
Foreign currency translation adjustments										(2,871)	(127)	(2,998)

BALANCE, December 31, 2011	3,093	$3	56,602	$56	(1,091)	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

Net loss attributable to General Steel Holdings, Inc.									(102,759)			(102,759)
Net loss attributable to noncontrolling interest											(61,336)	(61,336)
Addition to special reserve								513			351	864
Usage of special reserve								(511)			(350)	(861)
Common stock transferred by CEO for compensation							206					206
Common stock issued for compensation			499	1			472					473
Treasury stock purchased					(1,381)	(1,404)						(1,404)
Deconsolidation of a subsidiary							(3,143)	(312)			(35,943)	(39,398)
Foreign currency translation adjustments										(192)	(385)	(577)

BALANCE, September 30, 2012	3,093	$3	57,101	$57	(2,472)	$(4,199)	$105,475	$6,078	$(331,842)	$10,008	$(153,852)	$(368,272)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2012 AND 2011

(UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,095)	$(71,494)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	62,538	40,385
Impairment of plant and equipment	-	5,412
Change in fair value of derivative liabilities	48	(5,526)
Gain on debt settlement	-	(3,430)
Gain on disposal of equipment	(177)	(679)
Bad debt allowance	2,316	127
Reservation of mine maintenance fee	3	-
Stock issued for services and compensation	679	1,288
Amortization of deferred financing cost on capital lease	32,363	17,282
Income from equity investments	(80)	(3,887)
Foreign currency transaction (gain) loss	1,169	(2,920)
Deferred tax assets	169	15,384
Deferred lease income	(1,588)	5,286
Changes in operating assets and liabilities
Notes receivable	(99,337)	19,497
Accounts receivable	5,429	(18,986)
Accounts receivable - related parties	(7,607)	(6,207)
Other receivables	(5,460)	(8,626)
Other receivables - related parties	4,784	(50,311)
Inventories	73,024	35,305
Advances on inventory purchases	(23,365)	(81,430)
Advances on inventory purchases - related parties	(88,412)	(72,402)
Prepaid expense and other	(183)	4,214
Long-term deferred expense	119	793
Prepaid taxes	4,168	22,982
Accounts payable	(48,059)	153,604
Accounts payable - related parties	31,353	31,609
Other payables and accrued liabilities	34,286	6,819
Other payables - related parties	95,746	(3,827)
Customer deposits	(9,490)	53,645
Customer deposits - related parties	14,740	(2,241)
Taxes payable	(5,195)	5,501
Net cash provided by (used in) operating activities	(90,114)	87,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(35,094)	13,173
Loans to related parties	(69,247)	-
Cash proceeds from short term investment	40	(2,620)
Cash proceeds from sales of equipment	19	1,271
Advance on equipment purchases	3,757	-
Equipment purchase and intangible assets	(19,666)	(54,494)
Effect on cash due to deconsolidating of a subsidiary	(2,972)	-
Net cash used in investing activities	(123,163)	(42,670)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,404)	(1,925)
Notes receivable - restricted	521,866	(264,708)
Borrowings on short term notes payable	1,382,976	859,561
Payments on short term notes payable	(1,637,570)	(800,873)
Borrowings on short term loans - bank	237,535	446,532
Payments on short term loans - bank	(355,008)	(337,038)
Borrowings on short term loan - others	160,554	245,381
Payments on short term loans - others	(193,964)	(151,375)
Borrowings on short term loan - related parties	269,362	15,414
Payments on short term loans - related parties	(221,134)	(9,912)
Deposits due to sales representatives	11,939	(31,753)
Deposit due to sales representatives - related parties	285	-
Borrowings on long term loan - related party	-	13,587
Net cash provided by (used in) financing activities	175,437	(17,109)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,426	(946)

INCREASE (DECREASE) IN CASH	(36,414)	26,442

CASH, beginning of period	120,016	65,271

CASH, end of period	$83,602	$91,713

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $585.9 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current assets	$1,244,486	$1,674,171
Plant and equipment, net	1,160,515	1,217,264
Other noncurrent assets	29,665	45,836
Total assets	2,434,666	2,937,271
Total liabilities	(2,827,446)	(3,132,766)
Net liabilities	$(392,780)	$(195,495)

VIE and its subsidiaries’ liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$855,105	$1,105,570
Accounts payable	296,300	401,158
Accounts payable - related parties	117,601	81,403
Short term loans - bank	102,895	209,234
Short term loans - others	206,702	240,684
Short term loans - related parties	45,506	15,710
Current maturities of long-term loans – related party	49,997	-
Other payables and accrued liabilities	34,379	31,249
Other payables - related parties	105,402	20,677
Customer deposits	80,219	84,767
Customer deposits - related parties	83,233	66,932
Deposit due to sales representatives	34,987	22,890
Deposit due to sales representatives – related parties	1,235	943
Taxes payable	5,472	5,386
Deferred lease income	2,115	2,099
Intercompany payable to be eliminated	41,582	66,021
Total current liabilities	2,062,730	2,354,723
Non-current liabilities:
Long term loans - related parties	42,741	92,035
Deferred lease income - noncurrent	75,418	76,425
Capital lease obligations	324,171	306,350
Profit sharing liability	322,386	303,233
Total non-current liabilities	764,716	778,043
Total liabilities of consolidated VIE	$2,827,446	$3,132,766

VIE and its subsidiaries’ statements of operations are as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011
	(in thousands)	(in thousands)
Sales	$708,974	$986,938
Gross profit (loss)	$(18,417)	$29,400
Income (Loss) from operations	$(37,000)	$7,180
Net loss attributable to controlling interest	$(39,494)	$(14,766)

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
	(in thousands)	(in thousands)
Sales	$2,126,556	$2,752,918
Gross profit	$12,628	$56,215
Income (Loss) from operations	$(40,071)	$3,144
Net loss attributable to controlling interest	$(92,974)	$(44,654)

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of September 30, 2012 and December 31, 2011 were (8.1) and (19.8), respectively. As of September 30, 2012, the Company’s current liabilities exceed current assets (excluding non-cash item) by $833.4 million. And as of June 30, 2013, the Company’s estimated current liabilities may exceed current assets (excluding non-cash item) by $777.4 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $477.6 million with the following companies:

Company	Financing period covered	Financing Amount (in millions)

Company A – related party	January 6, 2013 - January 5, 2015	$79.6
Company B – third party	January 6, 2013 - January 5, 2015	79.6
Company C – third party	October 1, 2013 - September 30, 2014	318.4
Total		$477.6

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

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. In October 2012, Company C signed a one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $158.3 million to commence on October 1, 2012. In June 2013, Company C signed another one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $318.4 million to commence on October 1, 2013. According to the agreement, Company C agrees to provide an amount not less than $318.4 million in iron ore to Longmen Joint Venture. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. The agreement also helps secure Company C’s iron ore sales to Longmen Joint Venture. As of the date of this report, our payable to Company C is approximately $1.2 million.

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

As a result, the unaudited condensed consolidated financial statements for the period ended September 30, 2012 have been prepared on a going concern basis.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of September 30, 2012 and December 31, 2011, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2012 and December 31, 2011 amounted to $519.9 million and $518.2 million, respectively. As of September 30, 2012, $0.8 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s five major customers are all distributors and collectively represented approximately 27.2% and 34.1% of the Company’s total sales for the three and nine months ended September 30, 2012, respectively. The Company had five major customers, which represented approximately 20.4% and 30.7% of the Company’s total sales for the three months and nine months ended September 30, 2011, respectively. These five major customers accounted for 32.0% and 27.2% of total accounts receivable, including related parties, as of September 30, 2012 and December 31, 2011, respectively. One of the five major customers accounted for more than 10% of total accounts receivable as of September 30, 2012 and one of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2011.

For the three and nine months ended September 30, 2012, the Company purchased approximately 25.4% and 39.6% of its raw materials from five major suppliers, respectively. None of the five major suppliers individually accounted for more than 10% of the total purchases for the three months ended September 30, 2012. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the nine months ended September 30, 2012. The purchases from the five major suppliers represent approximately 49.0% and 44.8% of the Company’s total purchases for the three months and nine months ended September 30, 2011, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the three and nine months ended September 30, 2011. These five vendors accounted for 26.8% and 16.9% of total accounts payable, including related parties, as of September 30, 2012 and December 31, 2011, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as September 30, 2012 and December 31, 2011.

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

Translation adjustments included in accumulated other comprehensive income amounted to $10.0 million and $10.2 million as of September 30, 2012 and December 31, 2011, respectively. The balance sheet amounts, with the exception of equity at September 30, 2012 and December 31, 2011 were translated at 6.32 RMB and 6.37 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended September 30, 2012 and 2011 were 6.33 RMB and 6.41 RMB, respectively. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2012 and 2011 were 6.31 RMB and 6.49 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stocks by the end of 2010, the derivative instruments include only the outstanding warrants of 3,900,871 and 6,678,649 as of September 30, 2012 and December 31, 2011, respectively. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 12 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

(in thousands)	Carrying Value as of September 30, 2012	Fair Value Measurements at September 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$58	$-	$58	$-
Profit sharing liability	322,386	-	-	322,386
Total	$322,444	$-	$58	$322,386

We re-measured the fair value of the 40% profit sharing liability as of September 30, 2012 and the difference is immaterial in comparing to the initial value.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine month ended September 30, 2012 and for the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$303,243	$5,573
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	-	280,857
Current period interest expense accreted	16,860	14,047
Change of derivative liabilities charged to earnings	48	(5,563)
Exchange rate effect	2,293	8,329
Ending balance	$322,444	$303,243

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

Intangible assets of the Company are reviewed at least annually, more often when circumstances require, determining whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2012, the Company expects these assets to be fully recoverable.

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

Maoming Hengda has land use rights amounting to $2.6 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,758	2050 & 2053
Longmen Joint Venture	$23,532	2048 & 2052
Maoming Hengda	$2,627	2054

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

Longmen Joint Venture and its previously consolidated subsidiary prior to March 1, 2012 – Tongxing invested in several companies from 2003 to 2007. Tongxing, along with its investments in Shaanxi Daxigou Mining Co., Ltd, Huashan Metallurgical Equipment Co., Ltd, and Shaaxi Long Steel Group Baoji Steel Rolling Co., Ltd were deconsolidated from the Company’s consolidated financial statements as of March 1, 2012. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as of September 30, 2012 and December 31, 2011.

Unconsolidated entities	Year acquired	September 30, 2012 Net investment (In thousands)	Owned %	December 31, 2011 Net investment (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd	2004	$-	-	$8,304	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	-	-	3,067	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	-	-	428	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2007	1,027	24.1	1,041	27.0
Total		$1,027		$12,840

Total investment income in unconsolidated subsidiaries amounted to $0.04 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and the investment income in unconsolidated subsidiaries amounted to $0.1 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	63,159	-
Loan to Teamlink Investment Co., Ltd; due in June 2013; interest rate was 4.75%	4,000	-
Total loans receivable – related parties	$67,159	$-

The Company had the following long-term loan receivable – related party as of:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd.; due in December 2013; interest rate was 4.75%	$2,000	$-
Total long-term loan receivable – related party	$2,000	$-

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0 and $1.8 million for the three and nine months ended September 30, 2012, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Accounts receivable	$9,299	$14,624
Less: allowance for doubtful accounts	(1,643)	(2,023)
Accounts receivable – related parties	28,346	20,593
Net accounts receivable	$36,002	$33,194

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$2,023	$296
Charge to expense	411	1,972
Less: recovery	(807)	(284)
Exchange rate effect	16	39
Ending balance	$1,643	$2,023

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Supplies	$23,403	$20,869
Raw materials	132,626	279,041
Finished goods	83,456	35,962
Less: allowance for inventory valuation	(13,995)	(38,143)
Total inventories	$225,490	$297,729

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of September 30, 2012 and December 31, 2011, the Company had provided allowance for inventory valuation in the amounts of $14.0 million and $38.1 million, respectively.

Movement of allowance for inventory valuation is as follows:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$38,143	$-
Addition	14,015	37,512
Less: write-off	(38,488)	-
Exchange rate effect	325	631
Ending balance	$13,995	$38,143

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $160.9 million and $83.8 million as of September 30, 2012 and December 31, 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Buildings and improvements	$186,986	$181,644
Machinery	615,099	623,162
Machinery under capital lease	585,854	581,413
Transportation and other equipment	18,893	18,132
Construction in progress	3,212	8,203
Subtotal	1,410,044	1,412,554
Less: accumulated depreciation	(212,572)	(155,318)
Total	$1,197,472	$1,257,236

Construction in progress consisted of the following as of September 30, 2012:

Construction in progress	Value	Completion
description	(In thousands)	date
8 Thousands tons gas tank pressure motor and room	$167	October 2012
Iron making system dust removing equipment	183	October 2012
Anthracite Coal feeding system	17	October 2012
Steelmaking system transformation	96	October 2012
Factory road repair	283	December 2012
Furnace maintenance and repair	119	March 2013
Project materials	554
Others	1,793
Total	$3,212

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Machinery	$585,854	$581,413
Less: accumulated depreciation	(39,423)	(18,411)
Carrying value of leased assets	$546,431	$563,002

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

The Company assessed the recoverability of all of its remaining long lived assets at September 30, 2012 and such assessment did not result in any other impairment charges for the period ended September 30, 2012.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expenses for the three months ended September 30, 2012 and 2011 amounted to $20.8 million and $18.1 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $61.4 and $39.6 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2012 and 2011, which amounted to $7.0 million and $6.8 million, respectively, and for the nine months ended September 30, 2012 and 2011, $20.9 million and $11.3 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Land use rights	$29,917	$29,685
Mining right	2,350	2,338
Software	688	685
Subtotal	32,955	32,708
Less:
Accumulated amortization – land use rights	(7,325)	(6,442)
Accumulated amortization – mining right	(999)	(822)
Accumulated amortization – software	(404)	(301)
Subtotal	(8,728)	(7,565)
Intangible assets, net	$24,227	$25,143

The gross amount of the intangible assets amounted to $33.0 million and $32.7 million as of September 30, 2012 and December 31, 2011, respectively. The remaining weighted average amortization period is 34.6 years as of September 30, 2012.

Total amortization expense for the three months ended September 30, 2012 and 2011 amounted to $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $0.9 million and $0.8 million, respectively.

Total depletion expense for the three months ended September 30, 2012 and 2011 amounted to $0.1 million and $0.0, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $0.2 million and $0.0, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
September 30, 2013	$1,472	22,755
September 30, 2014	1,472	21,283
September 30, 2015	1,472	19,811
September 30, 2016	1,472	18,339
September 30, 2017	1,472	16,867
Thereafter	16,867	-
Total	$24,227

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $418.3 million and $363.3 million as of September 30, 2012 and December 31, 2011, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $67.6 million and $451.1 million as of September 30, 2012 and December 31, 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had the following short-term notes payable as of:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Notes payable to China Minsheng Bank, due February 2013. Restricted cash required of $6.3 million and $7.9 million as of September 30, 2012 and December 31, 2011, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$12,664	$7,934
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2012 to March 2013. $412.0 million restricted cash and $67.6 million notes receivable are secured for notes payable as of September 30, 2012, and comparatively $355.4 restricted cash and $451.1 million notes receivable secured as of December 31, 2011, respectively; some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	855,105	1,105,570
Total short-term notes payable	$867,769	$1,113,504

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from November 2012 to August 2013. Weighted average interest rate was 7.6% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$35,274	$43,149
Longmen Joint Venture: Loans from various banks in China, due various dates from December 2012 to September 2013. Weighted average interest rate was 4.8% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	102,895	209,234
Tianwu: Loans from Industrial and Commercial Bank of China Limited, due date various from October to December 2012. Interest rate was 10% additional to standard bank interest rate, and secured by accounts receivables. These loans were either repaid or renewed subsequently on the due dates.	1,583	1,571
Total short-term loans - bank	$139,752	$253,954

As of September 30, 2012 and December 31, 2011, the Company has not met its financial covenant stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of September 30, 2012 and December 31, 2011, the Company's debt to asset ratio was 114.4% and 105.4%, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of September 30, 2012 and December 31, 2011 were $12.7 million and $12.6 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2012 to March 2013, and weighted average interest rate was 6.4% per annum. These loans were either repaid or renewed subsequently on the due dates.	$32,911	$143,102
Longmen Joint Venture: Loans from financing sales.	173,791	97,583
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,018	5,972
Total short-term loans – others	$212,720	$246,657

The Company had various loans from unrelated companies amounting to $212.7 million and $246.7 million as of September 30, 2012 and December 31, 2011, respectively. Of the $212.7 million, $6.0 million loans carry no interest, $173.8 million of financing sales are subject to interest rates ranging between 0.50% and 7.1%, and the remaining $32.9 million are subject to interest rates ranging from 5.04% to 6.0%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.5% to 6.0% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.5% to 6.0% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the unaudited condensed consolidated financial statements.

Total financing sales for the three months ended September 30, 2012 and 2011 amounted to $307.1 million and $297.4 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $600.8 million and $705.2 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2012 and 2011, accounted to $2.1 million and $2.2 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $6.8 million and $6.1 million, respectively.

Short term loans due to related parties

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.	$-	$15,710
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	5,072	-
General Steel China:Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	19,756	-
General Steel China:Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	8,972	-
General Steel China:Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1,355	-
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,409	-
Longmen Joint Venture: Loans from financing sales.	45,505	-
Total short-term loans - related parties	$82,069	$15,710

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans due to related party

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due between July 2013 and November 2015 and interest rate is 5.6% per annum	$92,738	$92,035
Current maturities of long-term loans – related party	49,997	-
Long-term loans - related party	$42,741	$92,035

As of September 30, 2012, the total assets used by the Company as collateral were $60.3 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $36.6 million and $35.1 million for the three months ended September 30, 2012 and 2011, respectively.

Total interest expense, net of capitalized interest, amounted to $138.9 million and $72.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Capitalized interest amounted to $0.2 million and $nil for the three months ended September 30, 2012 and 2011, respectively.

Capitalized interest amounted to $0.6 million and $2.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2012 and December 31, 2011, customer deposits amounted to $165.3 million and $158.8 million, respectively, including deposits received from relate parties, which amounted to $83.5 million and $68.3 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $36.2 million and $23.8 million in deposits due to sales representatives, including deposits due to related parties, as of September 30, 2012 and December 31, 2011, respectively.

Note 12 – Convertible notes and derivative liabilities

The Company has 3,900,871 warrants outstanding in connection with the $40 million convertible notes issued in 2007, which expire on May 13, 2013, and 2,777,778 warrants outstanding in connection with a registered direct offering in 2009, which expired on June 24, 2012. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the warrants as of September 30, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

2007 Warrants
Expected volatility	87%
Expected dividend yield	0%
Risk-free interest rate	0.15%
Expected lives	0.62 years
Market price	$1.3
Strike price	$5.00

The fair value of the warrants as of December 31, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.17%	0.24%
Expected lives	1.37 years	0.48 years
Market price	$0.99	$0.99
Strike price	$5.00	$5.00

As of September 30, 2012 and December 31, 2011, derivative liabilities amounted to $58.4 thousand and $10.2 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of September 30, 2012	3,900,871

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	0.62

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $20.2 million and $8.6 million for the nine months ended September 30, 2012 and 2011, respectively.

The Company paid income tax amounted to $0.1 million and $0.5 million for the nine months ended September 30, 2012 and 2011, respectively.

During the nine months ended September 30, 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.1 million, which was not yet collected.

During the nine months ended September 30, 2012, the Company sold its 22.76% equity interest of Tongxing at the carrying value of $8.0 million to two individuals who are representatives from Long Steel Group, a related party. In connection with this transaction, the Company received a land use rights from Tongxing at carrying value for $3.6 million and settled with a payable in cash of $0.3 million that the Company has not been paid. In addition, the Company determined that dividend receivables of $0.9 million will be transferring to the two individuals and will not be collected from Tongxing after these transactions.

During the nine months ended September 30, 2012, the Company had receivables of $0.5 million as a result from the disposal of equipment that has not been collected.

During the nine months ended September 30, 2012, the Company converted $0.2 million of equipment into inventory productions.

During the nine months ended September 30, 2012, the Company converted $48.0 million of our accounts payable and other payables from our related parties to short term loans upon the execution of the loan agreements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2012, the Company offset $29.9 million advance on inventory purchases to related parties as short-term loan repayments.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 15 – “ Capital lease obligations”.

During the nine months ended September 30, 2011, the Company recognized $13.6 million of lease income in related to other receivables – related parties that have not been collected.

During the nine months ended September 30, 2011, the Company issued 974,571 shares of common stock for repayment of debt of $4.9 million.

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Shaanxi Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Theromoelectric Co., Ltd. to the Labor Union Trust of Shaanxi Long Steel Group for $11.3 million on April 30, 2011. This transaction resulted in gain of $1.4 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive loss. As of September 30, 2011, the unpaid amount of $11.3 million was included in the other –receivable – related parties.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2012 and 2011, the Company recognized $0.5 million in each period. For the nine months ended September 30, 2012 and 2011, the Company recognized $1.6 million and $1.5 million, respectively. As of September 30, 2012 and December 31, 2011, the balance of deferred lease income amounted to $77.5 million and $78.5 million, respectively, of which $2.1 million and $2.1 million represents balance to be amortized within one year.

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production cost	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(1,588)	(2,008)
Exchange rate effect	597	1,995
Ending balance	77,533	78,524
Current portion	(2,115)	(2,099)
Noncurrent portion	$75,418	$76,425

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15 - Capital lease obligation

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

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of September 30, 2012:

Year ending	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
September 30, 2013	$-	$-	$-
September 30, 2014	-	-	-
September 30, 2015	122,907	-	122,907
September 30, 2016	27,828	-	27,828
September 30, 2017	27,828	-	27,828
Thereafter	377,998	860,681	1,238,679
Total minimum lease payments	556,561	860,681	1,417,242
Less: amounts representing interest	(232,390)	(538,295)	(770,685)
Ending balance	$324,171	$322,386	$646,557

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended September 30, 2012 and 2011 on the minimum lease payments were $5.1 million and $5.1 million, respectively.

Interest expense for the nine months ended September 30, 2012 and 2011 on the minimum lease payments were $15.5 million and $8.5 million, respectively.

Interest expense for the three months ended September 30, 2012 and 2011 on the profit sharing liability were $5.6 million and $5.4 million, respectively.

Interest expense for the nine months ended September 30, 2012 and 2011 on the profit sharing liability were $16.9 million and $8.7 million, respectively.

Note 16 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 15 - “Capital lease obligation”). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is amortized over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 1(h) – “Financial instruments” for details.

Based on the performance of the Asset Pool, no profit sharing payment was made for the nine months ended September 30, 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended September 30, 2012 and 2011, the Company recognized lease income of $0.6 million and $0.5 million, respectively, and for the nine month ended September 30, 2012 and 2011, amounted to $1.6 million and $1.5 million, respectively.

 Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

(In thousands)	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Current	$100	$410
Deferred	-	144
Total provision (benefit) for income taxes	$100	$554

(In thousands)	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Current	$510	$617
Deferred	169	15,384
Total provision (benefit) for income taxes	$679	$16,001

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $349.8 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. After the filing of the 2010 Form 10-K/A, management reevaluated the Company's future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of September 30, 2012 was $59.9 million. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income, have been reclassified from the net operating losses carried forward for the year ended December 31, 2011 to conform with the 2012 presentation.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	September 30, 2012		December 31, 2011
	(in thousands)		(in thousands)
Beginning balance	$167	(A)	$15,301	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	3,944		912
Effective tax rate	25%		25%
Addition in deferred tax asset	986	(B)	228	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	98,093		143,180
Effective tax rate	15%		15%
Addition in deferred tax asset	14,714	(C)	21,477	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	2,307		6,112
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	577	(D)	1,528	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	37,794		58,611
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	5,669	(E)	8,792	(E)
(Addition) reversal in valuation allowance	(22,144	)(F)	(46,914	)(F)
Deconsolidation of Tongxing	(216	)(G)	-	(G)
Exchange difference	247	(H)	(245	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$167

Movement of valuation allowance:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$47,703	$-
Current period addition	22,144	46,914
Current period reversal	-	-
Deconsolidation of Tongxing	(216)	-
Exchange difference	185	789
Ending balance	$69,816	$47,703

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended September 30, 2012. The net operating loss carry forwards for United States income taxes amounted to $1.4 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2012 was $0.5 million. The net change in the valuation allowance for the nine months ended September 30, 2012 was $0.1. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $3.5 million as of September 30, 2012. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of September 30, 2012 and December 31, 2011, the Company had $2.3 million and $5.8 million in value added tax credit which are available to offset future VAT payables, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $209.7 million and $ 206.7 million, respectively, for the three months ended September 30, 2012, $307.3 million and $301.1 million, respectively, for the three months ended September 30, 2011. VAT on sales and VAT on purchases amounted to $620.6 million and $594.1 million, respectively, for the nine months ended September 30, 2012, $775.5 million and $729.0 million, respectively, for the nine months ended September 30, 2011.

Taxes payable consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
VAT taxes payable	$3,869	$4,856
Income taxes payable	124	96
Misc. taxes	2,505	6,422
Totals	$6,498	$11,374

Note 19 – Loss per share

The computation of loss per share is as follows:

(in thousands, except per share data)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011
Loss attributable to holders of common stock	$(41,598)	$(13,830)
Basic and diluted weighted average number of common shares outstanding	54,466	55,166
Loss per share
Basic and diluted	$(0.76)	$(0.25)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Loss attributable to holders of common stock	$(102,759)	$(45,662)
Basic and diluted weighted average number of common shares outstanding	54,946	54,547
Loss per share
Basic and diluted	$(1.87)	$(0.84)

The Company had warrants exercisable for 3,900,871 and 6,678,649 shares of the Company’s common stock at September 30, 2012 and 2011, respectively. For the three and nine months ended September 30, 2012 and 2011, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three and nine months ended September 30, 2012 and 2011.

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Machinery	$585,854	$581,413
Less: accumulated depreciation	(39,423)	(18,411)
Carrying value of leased assets	$546,431	$563,002

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipments and other facilities amounting to RMB 215.8 million ($34.2 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and has terminated the supplemental agreement early. There was no penalty for early termination.

For the three months ended September 30, 2012 and 2011, General Steel (China) realized rental income in each period of $0 and $0.8 million, respectively, and for the nine months ended September 30, 2012 and 2011, General Steel (China) realized rental income $1.6 million and $1.5 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive loss.

c. The following chart summarized sales to related parties for the three and nine months ended September 30, 2012 and 2011.

Name of related parties	Relationship	Three months ended September 30, 2012	Three months ended September 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$123,631	$118,181
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	26,742
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	24,348
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	16,998	57,350
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	45,792
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	12,480	18,231
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	7,599	12,278
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,305
Shaanxi Steel	Majority shareholder of Long Steel Group	25	4,826
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	11,392	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	20,758	16,090
Others	Entities either owned or have significant influence by our affiliates or management	-	2,581
Total		$192,883	$335,724

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

Name of related parties	Relationship	Nine months ended September 30, 2012	Nine months ended September 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$360,820	$297,162
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	83,210
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	67,639
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	147,847	120,260
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	41,433	85,907
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	43,015	43,340
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	34,132	28,428
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	19,967
Shaanxi Steel	Majority shareholder of Long Steel Group	634	5,926
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	31,485	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	37,965	36,171
Others	Entities either owned or have significant influence by our affiliates or management	1,493	3,831
Total		$698,824	$791,841

d. The following charts summarize purchases from related parties for the three and nine months ended September 30, 2012 and 2011.

Name of related parties	Relationship	Three months ended September 30, 2012	Three months ended September 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$123,637	$418,537
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	-
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	47,487	102,535
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	16,674	14,727
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	1,568	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,257	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	10,322	15,123
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,049	1,704
Others	Entities either owned or have significant influence by our affiliates or management	91	193
Total		$203,085	$552,819

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	Nine months ended September 30, 2012	Nine months ended September 30, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$453,947	$838,495
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	4,717
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	195,861	307,791
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	83,251	27,641
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	5,332	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	4,417	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	24,347	15,123
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	3,653	5,068
Others	Entities either owned or have significant influence by our affiliates or management	305	825
Total		$771,113	$1,199,660

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,159	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,000	-
Total		$67,159	$-

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$12,306	$9,187
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,178	3,141
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	303
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	761	755
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,071	-
Shaanxi Steel	Majority shareholder of Long Steel Group	7,106	7,207
Others		924	-
Total		$28,346	$20,593

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$3,734	$15,244
Shaanxi Steel	Majority shareholder of Long Steel Group	60,674	66,869
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	937
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	2,441
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	475	-
Teamlink Investment Co., Ltd.	Owned by CEO through indirect shareholding	-	2,000
Others	Entities either owned or have significant influence by our affiliates or management	367	188
Total		$65,250	$87,679

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$13,757	$1,028
Shaanxi Steel	Majority shareholder of Long Steel Group	5,672	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	9,471	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	46,236	15,678
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,724	3,538
Total		$78,860	$20,244

e. Long-term loan receivable – related party:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	$2,000	$-
Total		$2,000	$-

See Note 3 – loans receivable – related party for loan details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

f.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$45,057	$46,487
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	42,247	11,231
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	25,511
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,846	12,800
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	23,844	14,856
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	905	1,185
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	584	1,600
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	52	8,034
Others	Entities either owned or have significant influence by our affiliates or management	124	124
Total		$117,662	$121,828

g .	Short-term loans - related parties:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$45,505	$-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	24,828	15,710
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	8,972	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,355	-
Yangpu Capital Automobile	artially owned by CEO through indirect shareholding	1,409	-
Total		$82,069	$15,710

See Note 9 – Debt for the loan details.

h.	Current maturities of long-term loans – related parties

Name of related party	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$49,997	$-
Total		$49,997	$-

i.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$2,176	$1,040
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	71,392	20,001
Shaanxi Steel	Majority shareholder of Long Steel Group	13,445	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	361	241
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	106	1,398
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	5,771
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	20,565	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,198	-
Victory Energy Resource	Partially owned by CEO through indirect shareholding	7,240	-
Others	Entities either owned or have significant influence by our affiliates or management	102	422
Total		$118,585	$28,873

j.	Customer deposits – related parties:

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$2,845	$24,256
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	3,462	5,972
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	12,668	1,506
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,157	9,102
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	10,372	4,755
Shaanxi Coal Sourcing Co., Ltd	Shareholder of Longmen Joint Venture	13,663	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,345
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	4,576	6,822
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	3,283	1,540
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	17,844	11,178
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	13,160	1,750
Others	Entities either owned or have significant influence by our affiliates or management	488	51
Total		$83,518	$68,277

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

k.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$617	$471
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	618	472
Total		$1,235	$943

l.	Long-term loans – related party:

Name of related party	Relationship	September 30, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$42,741	$92,035
Total		$42,741	$92,035

The Company also provided guarantee on related parties’ bank loans amounting to $61.8 million and $56.6 million as of September 30, 2012 and as of December 31, 2011, respectively.

m.	Deferred lease income

	September 30, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production costs	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(1,588)	(2,008)
Exchange rate effect	597	1,995
Ending balance	77,533	78,524
Current portion	(2,115)	(2,099)
Noncurrent portion	$75,418	$76,425

For the three months ended September 30, 2012 and 2011, the Company realized deferred lease income from Shaanxi Steel, a related party amounted $0.5 million and $ 0.5 million, respectively. For the nine months ended September 30, 2012 and 2011, the Company realized lease income from Shaanxi Steel, a related party amounted $1.6 million and $ 1.5 million, respectively.

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

2011 Equity Transactions

On March 31, 2011, the Company granted senior management and directors 240,734 shares of common stock at $2.40 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.6 million.

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

On June 28, 2011, the Company granted senior management and directors 191,150 shares of common stock at $1.44 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.3 million.

On September 26, 2011, the Company granted senior management and directors 189,650 shares of common stock at $1.18 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

On December 28, 2011, the Company granted senior management and directors 166,150 shares of common stock at $1.04 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

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

The following is a reconciliation of Tongxing’s noncontrolling interest for the nine months ended September 30, 2012:

(in thousands)	Noncontrolling interest
	Total	Tongxing	Others
Balance at December 31, 2011	$(56,189)	$32,934	$(89,123)
Net income (loss) attributable to noncontrolling interest	(61,336)	341	(61,677)
Addition to special reserve	351	-	351
Usage of special reserve	(350)	-	(350)
Deconsolidation of Tongxing	(35,943)	(33,654)	(2,289)
Foreign currency translation adjustments	(385)	379	(764)
Balance at September 30, 2012	$(153,852)	$-	$(153,852)

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock. Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. During the nine months ended September 30, 2012, the Company has repurchased 1,381,328 shares with $1.4 million pursuant to the Share Repurchase Program. The Company had a total of 2,472,306 shares of treasury stock as of September 30, 2012.

On June 28, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.80 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On September 27, 2012, the Company granted senior management and directors 167,900 shares of common stock at $1.29 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.2 million.

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company amounted to $1.7 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $5.5 and $4.7 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the periods ended September 30, 2012 and 2011, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the nine months ended September 30, 2012 and 2011, the Company made contributions of $0.9 million and $0.3 million to these reserves, respectively and used $0.9 million and $0 of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of September 30, 2012 is as follows:

Year ending September 30,	Minimum lease payment
(in thousands)
(Unaudited)
2013	$3,094
2014	1,264
2015	848
2016	551
2017	551
Years after	20,066
Total minimum payments required	$26,374

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total rental expense amounted to $0.8 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $2.4 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Contractual Commitments

Longmen Joint Venture has $3.5 million contractual obligations related to construction projects as of September 30 2012.

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with a vendor to supply iron ore to be delivered based on the production demand. From October 2012 to October 2013, the minimum purchase commitment is 3 million tons at market price.

Contingencies

As of September 30, 2012, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $281.6 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$88,736	Various from November 2012 to March 2015
Bank loans	93,136	Various from October 2012 to April 2014
Confirming storage	20,947	Various from November 2012 to February 2013
Financing by the rights of goods delivery in future	68,528	Various from December 2012 to April 2013
Others	10,264
Total	$281,611

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$10,945	Various from October 2012 to December 2012
Hancheng Haiyan Coking Co., Ltd	3,551	March 2013
Long Steel Group Fuping Rolling Steel Co., Ltd	12,471	Various from January to April 2013
Yichang Zhongyi Industrial Co., Ltd	43,019	Various from November 2012 to May 2013
Jingmen Desheng Metal Co., Ltd	58,232	Various from December 2012 to August 2013
Chengdu Yusheng Steel Trading Co., Ltd	23,022	December 2012
Xi'an Laisheng Material Co., Ltd.	10,264	Various from February to May 2013
Xi’an Kaiyuan Steel Co., Ltd	6,088	April 2013
Shaanxi Shengzilong Industry Co., Ltd.	3,515	December 2012
Shaanxi Tianyi Metal Materials Co., Ltd	19,012	April 2013
Shaanxi Hongan Material Co., Ltd.	9,276	October 2012, partial guarantee amounts extended to October and December 2013
Shaanxi Anlin Material Co., Ltd.	6,423	Various from November 2012 to April 2013
Chongqing Qiaorui Technology Trading Co., Ltd	1,640	Various from November to December 2012
Chengdu Zhongyi Steel Co., Ltd.	7,321	December 2013
Hancheng Sanli Furnace Burden Co., Ltd.	15,197	March 2015
Tianjin Dazhan Industry Co., Ltd	14,607	Various from November 2012 to February 2013
Tianjin Hengying Trading Co., Ltd	6,229	Various from January 2013 to April 2014
Tianjin Qiu Steel Pipe Industry Co., Ltd	26,494	February 2013
X'an Longmen Trading Co., Ltd	1,756	September 2013
Xi'an Delong Logistics Co., Ltd.	2,549	August 2013
Total	$281,611

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents results of division operations for three months ended September 30, 2012 and 2011:

(In thousands)

Sales:	2012	2011
Longmen Joint Venture	$708,974	$986,938
Maoming Hengda	1,134	3,938
Baotou Steel Pipe Joint Venture	1,322	3,436
General Steel (China) & Tianwu Joint Venture	129,341	91,727
Total sales	840,771	1,086,039
Interdivision sales	(129,346)	(87,878)
Consolidated sales	$711,425	$998,161

Gross profit:	2012	2011
Longmen Joint Venture	$(18,417)	$29,400
Maoming Hengda	(761)	31
Baotou Steel	120	439
General Steel (China) & Tianwu Joint Venture	5,462	4,163
Total gross profit	(13,596)	34,033
Interdivision gross profit	-	17
Consolidated gross profit	$(13,596)	$34,050

Income (loss) from operations:	2012	2011
Longmen Joint Venture	$(37,000)	$7,180
Maoming Hengda	(1,062)	(477)
Baotou Steel	630	200
General Steel (China) & Tianwu Joint Venture	2,399	3,766
Total loss from operations	(35,033)	10,669
Interdivision income (loss) from operations	-	17
Reconciling item (1)	(1,350)	(945)
Consolidated loss from operations	$(36,383)	$9,741

Net income (loss) attributable to General Steel Holdings, Inc.:	2012	2011
Longmen Joint Venture	$(39,494)	$(14,766)
Maoming Hengda	(1,073)	2,573
Baotou Steel	403	163
General Steel (China) & Tianwu Joint Venture	(26)	2,437
Total net loss attributable to General Steel Holdings, Inc.	(40,190)	(9,593)
Interdivision net income	-	(3,434)
Reconciling item (1)	(1,408)	(803)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(41,598)	$(13,830)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation, amortization and depletion:	2012	2011
Longmen Joint Venture	$19,915	$16,979
Maoming Hengda	451	531
Baotou Steel	52	60
General Steel (China) & Tianwu Joint Venture	790	793
Consolidated depreciation, amortization and depletion	$21,208	$18,363

Finance/interest expenses:	2012	2011
Longmen Joint Venture	$33,989	$31,332
Maoming Hengda	35	217
Baotou Steel	127	-
General Steel (China) & Tianwu Joint Venture	2,467	3,539
Interdivision interest expenses	-	(6)
Reconciling item (1)	(3)	(1)
Consolidated interest expenses	$36,615	$35,081

Capital expenditures:	2012	2011
Longmen Joint Venture	$3,259	$19,889
Maoming Hengda	23	3,505
Baotou Steel	1	3
General Steel (China) & Tianwu Joint Venture	15	-
Reconciling item (1)	-	-
Consolidated capital expenditures	$3,298	$23,397

The following represents results of division operations for nine months ended September 30, 2012 and 2011:

(In thousands)

Sales:	2012	2011
Longmen Joint Venture	$2,126,556	$2,752,918
Maoming Hengda	4,003	6,399
Baotou Steel Pipe Joint Venture	3,923	6,865
General Steel (China) & Tianwu Joint Venture	141,668	189,370
Total sales	2,276,150	2,955,552
Interdivision sales	(136,001)	(185,196)
Consolidated sales	$2,140,149	$2,770,356

Gross profit:	2012	2011
Longmen Joint Venture	$12,628	$56,215
Maoming Hengda	(1,174)	(886)
Baotou Steel	193	491
General Steel (China) & Tianwu Joint Venture	8,431	4,783
Total gross profit	20,078	60,603
Interdivision gross profit	-	1,836
Consolidated gross profit	$20,078	$62,439

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income (loss) from operations:	2012	2011
Longmen Joint Venture	$(40,071)	$3,144
Maoming Hengda	(2,498)	(2,537)
Baotou Steel	224	(285)
General Steel (China) & Tianwu Joint Venture	4,878	(1,867)
Total loss from operations	(37,467)	(1,545)
Interdivision income (loss) from operations	-	1,836
Reconciling item (1)	(4,003)	(3,695)
Consolidated loss from operations	$(41,470)	$(3,404)

Net income (loss) attributable to General Steel Holdings, Inc.:	2012	2011
Longmen Joint Venture	$(92,974)	$(44,654)
Maoming Hengda	(2,393)	3,770
Baotou Steel	(263)	(77)
General Steel (China) & Tianwu Joint Venture	(3,079)	(5,876)
Total net loss attributable to General Steel Holdings, Inc.	(98,709)	(46,837)
Interdivision net loss	-	(1,461)
Reconciling item (1)	(4,050)	2,636
Consolidated net loss attributable to General Steel Holdings, Inc.	$(102,759)	$(45,662)

Depreciation, amortization and depletion:	2012	2011
Longmen Joint Venture	$58,573	$35,983
Maoming Hengda	1,447	1,879
Baotou Steel	134	184
General Steel (China) & Tianwu Joint Venture	2,384	2,339
Consolidated depreciation, amortization and depletion	$62,538	$40,385

Finance/interest expenses:	2012	2011
Longmen Joint Venture	$129,683	$66,789
Maoming Hengda	47	218
Baotou Steel	381	-
General Steel (China) & Tianwu Joint Venture	8,819	6,016
Interdivision interest expenses	-	(707)
Reconciling item (1)	(1)	1
Consolidated interest expenses	$138,929	$72,317

Capital expenditures:	2012	2011
Longmen Joint Venture	$19,604	$50,661
Maoming Hengda	38	3,790
Baotou Steel	6	32
General Steel (China) & Tianwu Joint Venture	18	8
Reconciling item (1)	-	3
Consolidated capital expenditures	$19,666	$54,494

Total Assets as of:	September 30, 2012	December 31, 2011
Longmen Joint Venture	$2,434,666	$ 2, 937,271
Maoming Hengda	46,008	48,350
Baotou Steel Pipe Joint Venture	7,658	8,093
General Steel (China) & Tianwu Joint Venture	161,640	146,150
Interdivision assets	(52,640)	(88,326)
Reconciling item (2)	11,232	2,583
Total Assets	$2,608,564	$3,054,121

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for both three and nine months ended September 30, 2012 and 2011.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2012 and December 31, 2011.

Note 26 – Subsequent events

In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014.

On December 28, 2012, the Company granted senior management and directors 169,150 shares of common stock at $1.00 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture for amount of RMB 2.0 billion ($310.3 million).

On March 28, 2013, the Company granted senior management and directors 174,900 shares of common stock at $1.01 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

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

Recent Developments and Third Quarter Highlights

The third quarter of 2012 was highlighted with the following:

•	Sales in the third quarter of 2012 decreased by 28.7% to $711.4 million, from $998.2 million in the third quarter of 2011, due to decreased sales volume as well as a decrease in the average selling price of our products. For the third quarter of 2012, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.4 million metric tons, a decrease of 15.7%, compared to 1.7 million metric tons in the third quarter of 2011, with an average selling price of $521.2 per ton, compared to $664.8 per ton in the third quarter of 2011.

•	Gross loss in the third quarter of 2012 totaled $13.6 million, or (1.9)% of total revenue, as compared to a gross profit of $34.1 million, or 3.4% of total revenue in the third quarter of 2011.

•	Total finance expenses in the third quarter of 2012 totaled $36.6 million, of which, $10.7 million was the interest expense on capital lease as compared to $10.6 million in the same period of 2011, and $25.9 million was the interest expense on bank borrowings and discounted notes receivable as compared to $24.5 million in the third quarter of 2011.

•	Loss per share was $0.76 in the third quarter of 2012, compared to a loss of $0.25 per share in the third quarter of 2011. The increase in the loss in the third quarter was mainly due to the increased interest expenses on capital lease, bank borrowings and discounted notes receivable.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee had informed us that they do not intend to continue with the lease at June 30, 2012. There was no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and the impairment amount was estimated to be $5.5 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011. Management also re-evaluates the fair value of its long-term assets on annual basis, or if there is a triggering event, which would require an assessment sooner.

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

Shaanxi Longmen Iron and Steel Co., Ltd

Effective June 1, 2007, through General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd.(“Qiu Steel”), a 99% owned company of General Steel (China), we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through General Steel (China) and Qiu Steel, we invested approximately $39.3 million in cash and collectively held a 60% ownership interest in Longmen Joint Venture until April 29, 2011 when we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group co., Ltd. (“Shaanxi Steel”). Longmen Joint Venture was determined to be a Variable Interest Entity (“VIE”) and we are the primary beneficiary.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) related to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

For the three months ended September 30, 2012 and 2011, we recognized lease income of $0.5 million and $0.5 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $1.6 million and $1.5 million, respectively. As of September 30, 2012 and December 31, 2011, the deferred lease income on the land sub-lease was $77.5 million and $78.5 million, respectively. The remaining life of amortization was 37.0 years as of September 30, 2012.

On April 29, 2011, we entered into a 20-year Unified Management Agreement with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state-owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus the $585.9 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. In March 2013, Shaanxi Coal has provided bank loan guarantees to Longmen Joint Venture for the amount of $310.3 million (RMB 2.0 billion)

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel in addition to 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, our economic interest in the profits generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Unified Management Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and nine months ended September 30, 2012, approximately 27.2% and 34.1%, respectively, of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an and Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with the investment of RMB 260 billion (approximately $41.2 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and constructions projects provide strong and stable demand for our steel product in this area, in which we have over 70% of the market share.

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

In January 2011, the Shaanxi provincial government announced that it will invest RMB 80 billion (approximately $12.2 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan.  In addition to hydro projects, according to the central government, 5,000 kilometers of high-speed railway will be built in 2011, with 16,000 total kilometers to be built by 2020.

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

In September 2010, we formed Tianwu Joint Venture with TME Group, one of the largest and most diversified commodity trading groups in China. Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis. For the three months and nine months ended September 30, 2012, we sourced approximately 21.8% and 7.5%, respectively, of our iron ore purchases from Tianwu Joint Venture directly.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended September 30, 2012 are as follows:

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	9.4%	Third Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	8.5%	Related Party
Longgang Group Import & Export Co., Ltd.	Iron Ore	5.7%	Related Party
Long Steel Group	Iron Ore	3.8%	Related Party
Shaanxi Electricity Co.	Utility	3.5%	Third Party
	Total	30.9%

Baotou Steel Pipe Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd	Steel coil	98.3%	Third Party
Weifang Jinertai Welding Material Co,. Ltd.	Steel coil	0.8%	Third Party
Baoji Yusheng Welding Material Co,. Ltd.	Steel coil	0.3%	Third Party
Dengfeng Hongyuan Welding Material Co,. Ltd.	Steel coil	0.3%	Third Party
Baotou Gangda Material Co,. Ltd.	Steel coil	0.3%	Third Party
	Total	100.0%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	48.9%	Third Party
Guangdong Guoli Coal Co., Ltd.	Coal	29.3%	Third Party
Changzhou Kaida Industrial Technology Co., Ltd	Mechanical accessories	4.5%	Third Party
Xingtai Roll (Group) Co., Ltd	Mechanical accessories	1.2%	Third Party
Maoming Yongxin Valve Accessories, Co., Ltd	Mechanical accessories	1.1%	Third Party
		85.0%

The sources and/or our top five major suppliers of our raw materials for the nine months ended September 30, 2012 are as follows:

Longmen Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	13.7%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.5%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	7.6%	Related Party
Longgang Group Import & Export Co., Ltd.	Iron Ore	6.2%	Related Party
Xinan Pinghe Steel Materials Co., Ltd.	Iron Ore	4.9%	Third Party
	Total	43.8%

Baotou Steel Pipe Joint Venture

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd	Steel coil	97.5%	Third Party
Weifang Jinertai Welding Material Co,. Ltd.	Steel coil	1.5%	Third Party
Baoji Yusheng Welding Material Co,. Ltd.	Steel coil	0.5%	Third Party
Dengfeng Hongyuan Welding Material Co,. Ltd.	Steel coil	0.3%	Third Party
Baotou Gangda Material Co,. Ltd.	Steel coil	0.2%	Third Party
	Total	100.0%

Maoming Hengda

Name of Major Suppliers	Items Purchased	% of Total Items Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd.	Coal	38.1%	Third Party
Guangdong Guoli Coal Co., Ltd.	Coal	13.3%	Third Party
Changzhou Kaida Industrial Technology Co., Ltd	Mechanical accessories	3.5%	Third Party
Hefei Jinggong Accessories Co., Ltd	Mechanical accessories	2.7%	Third Party
Xingtai Roll (Group) Co., Ltd	Mechanical accessories	2.3%	Third Party
		59.9%

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

For steelmakers, operating performance depends on the volatility of the cost of raw materials. The shortage of these raw materials in the market has allowed suppliers of iron ore and metallurgical coal to rebuild the pricing mechanisms through the shift from annual to shorter-term price contracts. This has created numerous challenges for steelmakers as they must now deal with volatility in raw material prices, as well as maintain margins with fluctuating demand. Over the past two years, we have witnessed perseverance in steel prices that has given iron ore producers an opportunity to increase the prices in the next contract; however, the reverse may not be true as steel companies cannot always pass on the rise in iron ore prices to consumers due to the market overcapacity and fragmentation.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012

Sales

Three months ended September 30, 2012 compared with three months ended September 30, 2011

The following table sets forth sales and volume in metric tons.

	Three months ended
	September 30, 2012			September 30, 2011			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,360,226	$708,974	99.7%	1,484,508	$986,854	98.9%	(8.4)%	(28.2)%
Others	36,553	2,451	0.3%	172,654	11,307	1.1%	(78.8)%	(78.3)%
Total Sales	1,396,779	$711,425	100.0%	1,657,162	$998,161	100.0%	(15.7)%	(28.7)%

Total sales for the three months ended September 30, 2012 decreased by 28.7% to $711.4 million from $998.2 million for the same period in 2011. The decrease in sales compared to the same period in 2011 was predominantly due to the combined effects of decreased sales volume and average selling price. Longmen Joint Venture comprised approximately 99.7% and 98.9% of total sales for the third quarter of 2012 and 2011, respectively. Sales volume of rebar decreased by 8.4% to 1.4 million metric tons, compared to 1.5 million metric tons in the same period in 2011.  The average selling price of rebar decreased by 21.6% to approximately $521.2 per ton in the third quarter of 2012 from approximately $664.8 per ton in the same period of 2011.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. In the fourth quarter of 2011, as a result of the Chinese and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our sales volume and prices have dropped since the fourth quarter of 2011, evidencing a continued decline. The over-capacity issue continued to impact our results during the third quarter of 2012 and the Chinese economy remained weak, which also had an indirect impact on our industry. Because of these factors, the selling price of our products was reduced considerably during the period in comparison to the same period of 2011 where the selling price was at its peak.

Our five major customers are distributors and collectively represented approximately 27.2% of our total sales for the three months ended September 30, 2012 as compared to 20.4% of our total sales for the three months ended September 30, 2011. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

The following table sets forth sales and volume in metric tons.

	Nine months ended
	September 30, 2012			September 30, 2011			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	3,751,571	$2,126,556	99.4%	4,345,793	$2,744,023	99.0%	(13.7)%	(22.5)%
Others	159,259	13,593	0.6%	283,303	26,333	1.0%	(43.8)%	(48.4)%
Total Sales	3,910,830	$2,140,149	100.0%	4,629,096	$2,770,356	100.0%	(15.5)%	(22.7)%

Total sales for the nine months ended September 30, 2012 decreased by 22.7% to $2.1 billion from $2.8 billion for the same period in 2011. The decrease in sales compared to the same period in 2011 was predominantly due to the combined effects of decreased sales volume and average selling price. Longmen Joint Venture comprised approximately 99.4% and 99.0% of total sales for the nine months ended September 30, 2012 and 2011, respectively. Sales volume of rebar decreased by 22.7% to 3.9 million metric tons, compared to 2.8 million metric tons in the same period in 2011.  The average selling price of rebar decreased by 10.2% to approximately $566.8 per ton in the third quarter of 2012 from approximately $631.4 per ton in the same period of 2011.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our sales volume and prices dropped during the nine months ended September 30, 2012 in comparison to the same period of 2011.

Our five major customers were all distributors and collectively represented approximately 34.1% of our total sales for the nine months ended September 30, 2012 as compared to 30.7% of our total sales for the nine months ended September 30, 2011. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended September 30, 2012 compared with three months ended September 30, 2011

	Three months ended
	September 30, 2012			September 30, 2011			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,360,226	$721,853	99.6%	1,484,508	$951,132	98.7%	(8.4)%	(24.1)%
Others	36,553	3,168	0.4%	172,654	12,979	1.3%	(78.8)%	(75.6)%
Total Cost of Goods Sold	1,396,779	$725,021	100.0%	1,657,162	$964,111	100.0%	(15.7)%	(24.8)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 85% of our total cost of sales. The cost of goods sold decreased by 24.8% to $725.0 million in the third quarter of 2012 from $964.1 million in the same period of 2011. The decrease was mainly driven by the decreasing sales volume and unit costs of raw materials as a result of the decline in iron ore and coke purchase prices. The purchase price of iron ore declined approximately 21.7% for the three months ended September 30, 2012 as compared to the same period in 2011 and coke declined approximately 26.7% for the three months ended September 30, 2012 as compared to the same period in 2011. The purchase price was offset by the higher overhead cost rate being allocated to each individual unit. As such, the average costs of rebar manufactured decreased 17.2% to approximately $530.7 per ton in the third quarter of 2012 from approximately $640.7 per ton in the same period of 2011.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

	Nine months ended
	September 30, 2012			September 30, 2011			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	3,751,571	$2,105,808	99.3%	4,345,793	$2,682,411	99.1%	(13.7)%	(21.5)%
Others	159,259	14,263	0.7%	283,303	25,506	0.9%	(43.8)%	(44.1)%
Total Cost of Goods Sold	3,910,830	$2,120,071	100.0%	4,629,096	$2,707,917	100.0%	(15.5)%	(21.7)%

The cost of goods sold decreased by 21.7% to $2.1 billion, in the first nine months of 2012 from $2.7 billion in the same period of 2011. The decrease was mainly driven by the decreasing sales volume and unit costs of raw materials as a result of the decline in iron ore and coke purchase prices. The purchase price of iron ore declined approximately 14.7% for the nine months ended September 30, 2012 as compared to the same period in 2011 and coke declined approximately 13.4% for the nine months ended September 30, 2012 as compared to the same period in 2011. The purchase price was offset by the higher overhead cost rate being allocated to each individual unit. In addition, we provided allowance for inventory valuation of approximately $14.0 million for both our raw materials and finished goods due to the drop in market price of iron ore, coke and our rebar products as of September 30, 2012. As such, the average costs of rebar manufactured decreased by 9.1% to approximately $561.3 per ton in the nine month period ended September 30, 2012 from approximately $617.2 per ton in the same period of 2011.

Gross Profit (Loss)

Three months ended September 30, 2012 compared with three months ended September 30, 2011

	Three months ended
	September 30, 2012			September 30, 2011			Change
in thousands, except metric tons	Volume	Gross Loss	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit %

Longmen Joint Venture	1,360,226	$(12,879)	(1.8)%	1,484,508	$35,721	3.6%	(136.1)%
Others	36,553	(717)	(29.2)%	172,654	(1,671)	(14.8)%	(57.1)%
Total Gross Profit	1,396,779	$(13,596)	(1.9)%	1,657,162	$34,050	3.4%	(139.9)%

Gross loss for the third quarter 2012 was $13.6 million, or (1.9)% of total sales, as compared to a gross profit of $34.1 million, or 3.4% of total sales in the same period in 2011. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 21.6%, which was higher than the percentage decrease of costs of rebar manufactured of 17.2% for the three months ended September 30, 2012 as compared to the same period of 2011.

We, like many other steel producers in China, experienced significant losses in the fourth quarter as we were forced to manufacture with high priced raw material inventories that we had previously purchased while the market selling prices for finished goods had dropped below the cost of goods during the third quarter of 2012. This resulted in negative margins.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

	Nine months ended
	September 30, 2012			September 30, 2011			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit	Margin %	Gross Profit %

Longmen Joint Venture	3,751,571	$20,748	1.0%	4,345,793	$61,612	2.2%	(66.3)%
Others	159,259	(670)	(4.9)%	283,303	827	3.1%	(181.0)%
Total Gross Profit	3,910,830	$20,078	0.9%	4,629,096	$62,439	2.3%	(67.8)%

Gross profit for the nine months ended September 30, 2012 was $20.1 million, or 0.9% of total sales, as compared to a gross profit of $62.4 million, or 2.3% of total sales in the same period in 2011. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 10.2% was higher than the percentage decrease of costs of rebar manufactured of 9.1% for the nine months ended September 30, 2012 as compared to the same period of 2011.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %

Selling, General and Administrative Expenses	$22,787	$24,309	(6.3)%
SG&A Expenses As a Percentage of Total Revenue	3.2%	2.4%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses decreased by 6.3% to $22.8 million for the three months ended September 30, 2012, compared to $24.3 million for the same period in 2011.

Selling expenses decreased by 14.9% to $8.7 million for three months ended September 30, 2012 as compared to $10.2 million in the same period of 2011. The decrease was mainly due to the decline of transportation and sales agent charges at Longmen Joint Venture related to the decrease of shipment volume and long distance sales deliveries to markets in rural areas in Xian city, Sichuan Province and Gansu Province during the third quarter of 2012 as compared to the same period in 2011.

In addition, general and administrative (“G&A”) expenses were both approximately $14.1 million for three months ended September 30, 2012 and 2011. The decrease was mainly due to our management establishing a policy to minimize our G&A expenses starting in the third quarter of 2012. As such, our entertainment expenses, employee benefit expenses, training expenses, and travel expenses are lower in the third quarter of 2012 as compared to the same period of 2011 offset by the rise of executive compensation, salaries and wages, legal and accounting and facility maintenance expenses. In addition, our flood prevention and security fund expenses are also lower in the third quarter of 2012 as compared to the same period of 2011 because such expenses are contributed based on the certain fixed percentage of our sales.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %

Selling, General and Administrative Expenses	$61,548	$65,843	(6.5)%
SG&A Expenses As a Percentage of Total Revenue	2.9%	2.4%

SG&A expenses, such as travel expenses and transportation fees, executive compensation, salaries and wages, legal and accounting fees, decreased by 6.5% to $61.5 million for the nine months ended September 30, 2012, compared to $65.8 million for the same period in 2011.

Selling expenses decreased by 7.3% to $27.9 million for nine months ended September 30, 2012 as compared to $30.1 million in the same period of 2011. The decrease was mainly due to the decline of transportation and sales agent charges at Longmen Joint Venture related to the decrease of shipment volume and long distance sales deliveries to markets in rural areas in Xian city, Sichuan Province and Gansu Province during the nine months ended September 30, 2012 as compared to the same period in 2011.

In addition, G&A expenses decreased by 5.9% to $33.7 million for nine months ended September 30, 2012 as compared to $35.7 million in the same period of 2011. The decrease was mainly due to the equipment impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011 and we did not have any equipment impairment charge during the same period in 2012 offset by to the rise of executive compensation, salaries and wages, legal and accounting and facility maintenance expenses.

Income (Loss) from Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %

(Loss) Income from Operations	$(36,383)	$9,741	(473.5)%

Loss from operations for the three months ended September 30, 2012 was $36.4 million from an income of $9.7 million for the same period in 2011. The increase in loss from operations was predominantly due to the increase in gross loss.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %

Loss from Operations	$(41,470)	$(3,404)	1,118.3%

Loss from operations for the nine months ended September 30, 2012 increased to $41.5 million from a loss of $3.4 million for the same period in 2011. The increase in loss from operations was predominantly due to the decrease in gross profit during the nine months ended September 30, 2012, as compared to the same period in 2011.

Other Income (Expense)

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %

Interest income	$4,337	$1,201	261.1%
Finance/interest expense	(25,879)	(24,497)	5.6%
Financing cost on capital lease	(10,736)	(10,584)	1.4%
Change in fair value of derivative liabilities	(55)	135	(140.7)%
Gain on disposal of equipment	293	689	(57.5)%
Income from equity investment	44	790	(94.4)%
Foreign currency transaction gain (loss)	(581)	1,271	(145.7)%
Lease income	528	525	0.6%
Other non-operating income (expense), net	2,314	(1,047)	(321.0)%
Total other expense, net	$(29,735)	$(31,517)	(5.7)%

Total other expense, net, for the three months ended September 30, 2012 were $29.7 million, a 5.7% decrease compared to $31.5 million for the same period in 2011. The decrease was mainly a result of an increase of interest income on loan receivables of $3.1 million and $3.4 million of non-operating income, offset by financing expenses as well as foreign currency transaction loss. Non-operating income for the three months ended September 30, 2012 mainly attributable by our General Steel (China) facility rental income of $1.4 million.

The change in fair value of derivative liabilities for the three months ended September 30, 2012 was a gain of $0.01 million compared to a gain of $0.1 million for the same period in 2011.

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %

Interest income	$13,039	$3,080	323.3%
Finance/interest expense	(106,566)	(55,035)	93.6%
Financing cost on capital lease	(32,363)	(17,282)	87.3%
Change in fair value of derivative liabilities	(48)	5,526	(100.9)%
Gain from debt extinguishment	-	3,430	(100.0)%
Loss on disposal of equipment	177	679	(73.9)%
Income from equity investment	80	4,301	(98.1)%
Foreign currency transaction gain (loss)	(1,169)	2,920	(140.0)%
Lease income	1,588	1,489	6.6%
Other non-operating income (expense), net	3,316	(1,197)	(377.0)%
Total other expense, net	$(121,946)	$(52,089)	134.1%

Total other expense, net, for the nine months ended September 30, 2012 were $121.9 million, a 134.1% increase compared to $52.1 million for the same period in 2011. The increase was mainly a result of an increase of $66.6 million in financial expense, of which $15.1 million was increased interest expense on capital lease, which we did not start incurring until May 2011, and $51.5 million was interest expense increase, which was primarily due to increased discounted notes receivable during the nine months ended September 30, 2012 as compared to the same period in 2011 which resulted from a higher discount rate as compared to 2011 after the central government tightened its funding policy. The discount notes receivables in nine months ended September 30, 2012 increased as we intended to convert our notes receivables before the maturity date into cash to finance our operations.

The change in fair value of derivative liabilities for the three months ended September 30, 2012 was a gain of $0.01 million compared to a gain of $5.5 million for the same period in 2011.

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

Income Taxes

For the three months ended September 30, 2012 and 2011, we had a total tax provision of $0.1 million and $0.6 million, respectively. For the three months ended September 30, 2012 and 2011, we had current income tax provisions for our profitable subsidiaries, amounting to $0.1 million and $0.4 million, respectively. After the filing of the Form 10-K/A for the year ended December 31, 2010, management evaluated our future operating forecast based on the current steel market condition, and concluded the net operating loss may not be fully realizable and decided to provide 100% valuation allowance for the deferred tax assets. For the three months ended September 30, 2011, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. As such, we provided an allowance against the deferred tax assets and continue to have $0.2 million of deferred provision for income taxes. No deferred income tax provision was recorded for the three months ended September 30, 2012 as the deferred tax assets had been fully reserved.

For the three months ended September 30, 2012 and 2011, we had effective tax rates of (0.2%) and (2.5%), respectively. The negative effective tax rates for the three months ended September 30, 2012 and 2011 were mainly due to a consolidated loss before income tax while we needed to accrue tax provision for our profitable subsidiaries.

For the nine months ended September 30, 2012 and 2011, we had a total tax provision of $0.7 million and $16.0 million, respectively. For the nine months ended September 30, 2012 and 2011, we had current income tax provisions for our profitable subsidiaries, amounting to $0.5 million and $0.6 million, respectively. After the filing of the Form 10-K/A for the year ended December 31, 2010, management evaluated our future operating forecast based on the current steel market condition, and concluded the net operating loss may not be fully realizable and decided to provide 100% valuation allowance for the deferred tax assets. For the nine months ended September 30, 2012, we continued to evaluate the deferred tax assets remained in Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. As such, we provided an allowance against the remaining deferred tax assets as of December 31, 2011 and had $0.2 million of deferred provision for income taxes. For the nine months ended September 30, 2011, we provided an allowance for the deferred tax assets as of December 31, 2010 and had $15.4 million of deferred provision for income taxes.

For the nine months ended September 30, 2012 and 2011, we had effective tax rates of (0.4%) and (28.8%), respectively. The negative effective tax rates for the six months ended September 30, 2012 and 2011 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and Baotou Steel Pipe Joint Venture.

Net Loss

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %

Net Loss	$(66,218)	$(22,330)	196.5%

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %

Net Loss	$(164,095)	$(71,494)	129.5%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %

Net loss	$(66,218)	$(22,330)	196.5%
Less: Net loss attributable to the noncontrolling interest	(24,620)	(8,500)	189.6%
Net loss attributable to General Steel Holdings, Inc.	$(41,598)	$(13,830)	200.8%

Net loss attributable to us for the three months ended September 30, 2012 increased to $41.6 million compared to $13.8 million for the same period in 2011. The increase in net loss attributable to us for the three months ended September 30, 2012 was mainly a result of an increase in loss from operations of $53.1 million.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %

Net loss	$(164,095)	$(71,494)	129.5%
Less: Net loss attributable to the noncontrolling interest	(61,336)	(25,832)	137.4%
Net loss attributable to General Steel Holdings, Inc.	$(102,759)	$(45,662)	125.0%

Net loss attributable to us for the nine months ended September 30, 2012 increased to $102.8 million compared to $45.7 million for the same period in 2011. The increase in net loss attributable to us for the nine months ended September 30, 2012 was mainly a result of an increase in loss from operations of $38.1 million, an increase of $15.1 million of interest expense on the capital lease and an increase of $51.5 million in interest expense on bank borrowings, related parties borrowings and discounted notes receivables.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of September 30, 2012, our current liabilities exceeded the current assets by approximately $835.5 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited condensed consolidated financial statements for the period ended September 30, 2012 have been prepared on a going concern basis.

As of September 30, 2012, we had cash and restricted cash aggregating $519.9 million, of which $436.3 million was restricted.

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

As of September 30, 2012, the amount of our restricted net assets was $22.6 million.

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

Although the steel industry is slowing down due to over-capacity issues in China, in order for us to stay competitive, we are continuing to look for opportunities to improve our efficiency on our production lines in addition to the 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010. In July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012, we began the construction of a 900,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. This 900,000 metric ton capacity rebar production line is required additional capital resources.

Our management presently anticipates that our access to credit (bank loans, vendor financing, related parties financing and guarantees, and sales financing) and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of the 900,000 metric ton capacity rebar production line. We intend to utilize existing cash, cash flow from operations and bank loans and credit to complete the 900,000 metric ton capacity rebar production line. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of September 30, 2012, we had $867.8 million in short-term notes payable liabilities, which were secured by restricted cash of $418.3 million and restricted notes receivable of $67.6 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of September 30, 2012, we had $139.8 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

As of September 30, 2012 and December 31, 2011, we did not satisfy certain financial covenants on outstanding short term loans and due to the dissatisfaction of such covenants, a loan with cross default clause was automatically considered as breached, these loans affected amounted to $12.7 million and $12.6 million respectively. According to the loan agreements, the bank will have the right to request for collateral or guarantees if the covenant is not satisfied or request for early repayment of the loan if we could not remediate the dissatisfaction of covenants within a period of time. As of today, we have not received notice from any bank to request for more collateral or guarantee or early repayment of the short term loans due to the breach.

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

Total financing sales for the three months ended September 30, 2012 and 2011 amounted to $307.1 million and $297.4 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $600.8 million and $705.2 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2012 and 2011 amounted to $2.2 million and $2.1 million, respectively, and for the nine months ended September 30, 2012 and 2011, amounted to $6.8 million and $6.1 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of September 30, 2012 and December 31, 2011 were (8.1) and (19.8), respectively. As of September 30, 2012, our current liabilities exceed current assets (excluding non-cash items) by $833.4 million. And as of June 30, 2013 our estimated current liabilities may exceed current assets (excluding non-cash items) by $777.4 million.

Longmen Joint Venture, as our most important operating subsidiary, accounted for majority of our total sales. As such, the majority of our working capital needs to come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which include lines of credit from banks, vendor financing, financing sales, other financing and sales representative financing.

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

As a result, the unaudited condensed consolidated financial statements for the three month period ended September 30, 2012 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $90.1 million compared to net cash provided by operating activities of $87.2 million in the same period of 2011. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income of $97.4 million, compared to $68.7 million in the same period in 2011. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment
-	change in fair value of derivative liabilities;
-	Gain on debt settlement
-	loss on disposal of equipment;
-	bad debt allowance;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	foreign currency transaction gain (loss);
-	deferred tax assets; and
-	deferred lease income.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Inventories: The decrease of inventories was mainly due to the significant decline in iron ore and coke purchase prices during the third quarter of 2012. As such, we did not stock our raw materials and instead kept them at the minimal level required to meet our production needs to minimize our risk of a further drop in iron ore and coke, which would potentially reduce our manufacturing cost during the fourth quarter of 2012;
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paying less as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment;
-	Other payables and accrued liabilities, including related parties: The increase in other payables and accrued liabilities was mainly due to the increase of payables to our vendors for our equipment maintenance fee incurred during the nine months ended September 30, 2012. The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the nine months ended September 30, 2012. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, they agreed not to demand certain cash payment; and
-	Customer deposits – related parties: The increase in customer deposits – related parties was mainly to our related parties customers making prepayment to us prior to the end of third quarter of 2012. These deposits were immediately recognized as sales after September 30, 2012 in accordance with our sales recognition policy.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Notes receivable: In order to increase and promote sales, we encouraged our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable during the first nine months of 2012;
-	Accounts receivable - related parties: The increase in the first nine months of 2012 was mainly due to fewer payments collected from sales made to related parties;
-	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Accounts payables: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we were holding off our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce some of our accounts payables that we accrued in prior periods in related to our construction project upon completion of the project; and
-	Customer deposits: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands from our customers on our products, as such, we received fewer advanced payments made by our customers.

Investing activities

Net cash used in investing activities was $123.2 million for the nine months ended September 30, 2012 compared to net cash used in investing activities of $42.7 million for the nine months ended September 30, 2011. Fluctuation in cash outflow between the two periods was mainly due to the increase of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first nine months of 2012, such balance increased because we needed more notes payable to settle with suppliers. In addition, the increase in cash used was also due to more purchase payments made on equipment purchase in the first nine months of 2012 compared to the same period in 2011. Furthermore, $3.0 million cash held on Hancheng Tongxing Metallurgy Co., Ltd was deconsolidated on March 1, 2012.

Financing activities

Net cash provided by financing activities was $175.4 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $17.1 million for the nine months ended September 30, 2011. Compared to the same period in 2011, the increase of cash inflow from financing activities was mainly driven by the following:

•	Notes receivable – restricted: The decrease of notes receivable was mainly due to more notes receivable became due and collected by banks during the nine months ended September 30, 2012.

The cash inflow was offset by the following cash outflow:

•	Short Term Notes Payable: We repaid more notes payable to banks for the nine months ended September 30, 2012 as they became due compared to the same period in 2011 as more of our notes payable were dues.

•	Short Term Loan: We repaid more money to banks and other parties for the nine months ended September 30, 2012 as they became due compared to the same period in 2011.

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

During 2010 and 2011, more than $9.3 million (RMB 60 million) were used on the technical upgrade and renovation of our converters and $0.85 billion (RMB 5.5 billion) were used on the upgrade of the blast furnaces and sintering machines.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended September 30, 2012 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of September 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$867,769	$867,769	$-	$-	$-
Bank loans	139,752	139,752	-	-	-
Other loans, including related parties	294,789	294,789	-	-	-
Deposits due to sales representatives, including related parties	36,222	36,222	-	-	-
Lease obligations	26,374	3,094	2,112	1,102	20,066
Construction obligations - Longmen Joint Venture	3,535	3,535	-	-	-
Long term loan – Shaanxi Steel	92,738	-	79,150	13,588	-
Capital lease obligation	324,171	-	64,092	19,617	240,462
Profit sharing liability	322,386	-	-	-	322,386
Total	$2,107,736	$1,345,161	$145,354	$34,307	$582,914

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of September 30, 2012, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $281.6 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$88,736	Various from November 2012 to March 2015
Bank loans	93,136	Various from October 2012 to March 2014
Confirming storage	20,947	Various from November 2012 to May 2012
Financing by the rights of goods delivery in future	68,528	Various from December 2012 to April 2013
Others	10,264
Total	$281,611

As of September 30, 2012, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Subsidiaries are those entities in which our Company, directly or indirectly, controls more than one half of the voting power, or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 3,900,871 and 6,678,649 as of September 30, 2012 and December 31, 2011, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the three months ended September 30, 2012 and 2011. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the three ended September 30, 2012. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the Asset Pool have been fully absorbed by profits.

New Accounting Pronouncements

In February 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. We are currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on our unaudited condensed consolidated financial position, results of operations, or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of such material weaknesses, we concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

General Steel Holdings, Inc.

Date: June 17, 2013	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: June 17, 2013	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

