Form 10-K
period 2012-12-31
GENERAL STEEL HOLDINGS INC
filed 2013-06-17
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the price of $0.80 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $25.7 million. The registrant has no non-voting common equity.

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

Our two-pronged growth strategy focused on a combination of capacity expansion, as well as optimizing operating efficiencies and leverage.

•	We aim to grow revenue by increasing capacity and through continual cooperation and partnerships with leading state-owned enterprises (SOEs).
•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leased its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows our Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that they did not intend to continue with the lease at June 30, 2012. There was no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment of $5.4 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011 and an additional $3.9 million (RMB 24.3 million was recorded in the selling, general and administrative expenses for the year ended December 31, 2012. Management also re-evaluates the fair value of its long-term assets on annual basis, or if there is a triggering event, which would require an assessment sooner.

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

On September 24, 2007, Longmen Joint Venture acquired a 74.9% ownership interest in Longmen Iron and Steel Group Environmental Protection Industry Development Co., Ltd. (“Longmen EPID”). At the same time, Longmen Joint Venture entered into an equity transfer agreement with Long Steel Group to acquire a 36% ownership interest in its subsidiary, Longmen Iron and Steel Group Co., Ltd. Hualong Fire Retardant Materials Co., Ltd. (“Hualong”). Longmen Joint Venture paid $0.4 million (RMB 3.3 million) in exchange for the ownership interest and is the largest shareholder in Hualong. Hualong’s facility produces fire-retardant materials used in various steel making processes.

In January 2010, Longmen Joint Venture completed its acquisition of the remaining 25.1% interest in Longmen EPID pursuant to an equity transfer agreement with Shaanxi Fangxin Industrial Co., Ltd. (“Shaanxi Fangxin”), the other shareholder of Longmen EPID, for $1.3 million (RMB 8.7 million). Longmen EPID then became a branch of Longmen Joint Venture.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two agreements between the two parties on December 20, 2010. To compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) related to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the period. Costs of $7.0 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets

The amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining terms of the 40-year sub-lease.

For the years ended December 31, 2012 and 2011, we recognized lease income of $2.1 million and $2.0 million, respectively. As of December 31, 2012 and 2011, the deferred lease income on the land sub-lease was $77.2 million and $78.5 million, respectively. The remaining life of amortization was 36.5 years as of December 31, 2012.

On April 29, 2011, we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal is the parent company of Shaanxi Steel, a state-owned entity. Under the terms of the Unified Management Agreement, all manufacturing machinery of Longmen Joint Venture and $587.3 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture in the amount of $311.1 million (RMB 2.0 billion).

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities an amount that equals the depreciation expense on the equipment constructed by Shaanxi Steel in addition to 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, our economic interest in the profits generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Unified Management Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture. See Note 2 - “Summary of significant accounting policies”, Note 15 - “Capital lease obligations” and Note 16 - “Profit sharing liability” of the Notes to Consolidated Financial Statements included herein.

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

As the crude steel production volume of Yueyufeng is higher than its rebar production capacity, we will continue to provide subcontracting services to process rebar for Yueyufeng as part of our strategic alliance agreement. In 2012, 100% of our production capacity was to process rebar for Yueyufeng. Once the market demand increases, we are expected to shift our production plan from subcontracting services to manufacturing of finished products for our customers, and to lower the subcontracting services ratio to approximately 40% by 2016 with the remaining 60% to be used for manufacturing of rebar.

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

Tianwu Joint Venture sources raw materials, mainly iron ore from overseas, and is targeted to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2012, approximately 26.7% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of China’s top five economic priorities. Shaanxi Province, where Longmen Joint Venture is located, has been designated as a focal point for development in the Western region, and Xi’an, the provincial capital, has been designated as a focal point for this development in China. Longmen Joint Venture is 180 km from Xi’an and it does not have a major competitor within a 250 km radius.

The Western region of China where our major sales market is located has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.8% for the national GDP, a GDP increase of 12.9% was reported by Shaanxi Province in 2012 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 2.6%. We have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the production of steel.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately $198.4 billion (RMB 1.25 trillion) for the year ended December 31, 2012, an increase of 28.9% over the same period in 2011.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an, Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with an investment of approximately $40.2 billion (RMB260 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and construction projects provide strong and stable demand for our steel products in this area, in which we have over 70% of the market share.

 In January 2011, the central government announced a new low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with a total of 36 million low-income houses to be built over a five-year period. To ensure the construction of the low-income housing, the central government has announced that it will increase its investment in the project by 34.7% over its 2010 investment to approximately $16.6 billion (RMB103 billion), and the local governments are expected to increase their investment as well.

As part of this policy, the Shaanxi provincial government also targets to build 470,000 low-income houses in 2011, covering approximately 30 million square meters, which is 2.5 times the amount of low-income houses initiated in 2010. This will generate a stable demand for steel construction within the Shaanxi Province.

In January 2011, the Shaanxi provincial government announced that it will invest approximately $12.2 billion (RMB80 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan.  In addition to hydro projects, according to the central government, 5,000 kilometers of high-speed railway will be built in 2011, with 16,000 total kilometers to be built by 2020.

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

In February 2012, the government approved the Western Development 12th Five Year Plan, which continues the efforts to develop the Western areas. The Plan is centered on the infrastructure and construction, highlighted by the development of economic zones, construction of roads/railway and hydro project, which drive the local demand for steel products.

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

At Maoming Hengda, infrastructure growth and business development in Maoming city, the surrounding Guangxi cities and the western region of Guangdong Province drive demand for our construction steel products. As a second tier city, the industrialization and urbanization of Maoming city is one of the focuses of economic development in west Guangdong Province.

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

According to the China Iron and Steel Association, approximately 60% of the China domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: Mulonggou mine (owned by Longmen Joint Venture), Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), surrounding local mines and mines located abroad. According to the terms of Longmen Joint Venture‘s Agreement with the Long Steel Group, we have a first right of refusal for sales from the Daxigou mine. We presently purchase all of the iron ore produced by this mine.

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

The sources and/or our top five major suppliers of our raw materials for the year ended December 31, 2012 are as follows:

Longmen Joint Venture

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group	Iron Ore	12.9%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	11.7%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	8.4%	Third Party
Longgang Group import & export Co., Ltd.	Coke	7.0%	Related Party
Xinan Pinghe Steel Materials Co., Ltd.	Iron Ore	4.1%	Related Party
	Total	44.1%

Baotou Steel Pipe Joint Venture

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Baotou Dingxin Steel Trading Co., Ltd.	Steel coil	90.4%	Third Party
Tianjin Zhongsong Oil Pipe Co., Ltd.	Steel coil	5.7%	Third Party
Weifang Jinertai Welding Material Co., Ltd.	Steel coil	1.4%	Third Party
Tianjin Zhongsong Fanfu Pipe Co., Ltd.	Steel coil	1.3%	Third Party
Baoji Yusheng Welding Material Co., Ltd.	Steel coil	0.4%	Third Party
	Total	99.2%

Maoming Hengda

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Hunan Xiangtan Guoshun Electricity & Coal Co., Ltd	Coal	28.2%	Third Party
Tianjin Yingtong Materials Co., Ltd.	Mechanical accessories	22.9%	Third Party
Guangdong Guoli Coal Co., Ltd.	Coal	11.8%	Third Party
Kaifeng Zhonghua Instrument Co., Ltd.	Mechanical accessories	2.5%	Third Party
Changzhou Kaida Industrial Technology Co., Ltd	Mechanical accessories	2.4%	Third Party
	Total	67.9%

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

The Chinese central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020.  Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In December 2011, the central government published an industry target to eliminate 96 million tons of inefficient iron and steel capacity during the 12th five-year plan. The central government had successfully reduced obsolete iron production capacities of 31.9 million tons in 2011. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities of 17.8 million tons in 2012, and in April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013.

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

Employees

As of December 31, 2012, we had approximately 10,300 full-time employees.

Executive Officers of the Registrant

The following sets forth certain information as of June 21, 2013 concerning our executive officers.

Name	Age	Title
Zuosheng Yu	48	Chairman and Chief Executive Officer
John Chen	42	Chief Financial Officer

Mr. Zuosheng Yu, age 48, Chairman of the Board of Directors .  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.

Mr. John Chen , age 42, Director .  Mr. Chen joined our Company in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.   He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2012, approximately 26.7% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We have various financing facilities with banks which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. As of December 31, 2012, we have not satisfied our financial covenants stipulated by certain loan agreements because of debt to asset ratios. Furthermore, we are party to loan agreements with cross default clause where any breach of other loan covenants will automatically result in default of such loans. According to the loan agreements, the bank could request more collateral or guarantees if the covenant is not satisfied or request early repayment of the loan if we cannot remedy the default within a period of time. As of today, we have not received any notice from the banks requesting more collateral, guarantees or early repayment of our short term loans due to a breach. However, we may in the future encounter difficulties in repaying or refinancing such loans on time, or providing more collateral or guarantees to the banks or making early repayment of our loans.

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

The economy in China is transitioning from a planned economy to a market oriented economy, subject to five-year and annual plans adopted by the government that set forth national economic development goals. Policies of the Chinese government can have significant effects on the economic conditions of China. The Chinese government has confirmed that economic development will follow a model of a market economy under socialism. Under this direction, we believe that China will continue to strengthen its economic and trading relationships with foreign countries and business development in China will follow market forces. While we believe that this trend will continue, there can be no assurance that such will be the case. A change in policies by the Chinese government could adversely affect our interests through, among other factors: changes in laws; regulations or the interpretation thereof; confiscatory taxation; restrictions on currency conversion; imports or sources of supplies; or the expropriation or nationalization of private enterprises. Although the Chinese government has been pursuing economic reform policies for approximately two decades, the Chinese government may significantly alter such policies, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting China’s political, economic and social climate.

The PRC laws and regulations governing our current business operations and contractual arrangements are uncertain, and if we are found to be in violation of such laws and regulations, we could be subject to sanctions, which along with, any changes in such laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, bankruptcy, or criminal proceedings against us or our customers. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under PRC law, and, as a result, we are required to comply with certain PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the Chinese authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or may encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of current or future PRC laws or regulations.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers, demand for our services and our business.

Substantially all of our assets, and the assets of our operating subsidiaries and VIE, are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

The PRC government’s recent measures to curb inflation rates could adversely affect future results of operations.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. China’s Consumer Price Index increased by 2.6% for full year of 2012 according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

China’s State Administration of Foreign Exchange Regulations regarding offshore financing activities by Chinese residents has undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy. A failure by our shareholders who are Chinese residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our Chinese resident shareholders to liability under PRC law.

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

Prior to entering into the Unified Management Agreement, Longmen Joint Venture had been consolidated as our 60% directly owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was considered to be a VIE of which we are the primary beneficiary and therefore we continue to consolidate Longmen Joint Venture.

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

In addition, our VIE and all of our subsidiaries that are incorporated in China are subject to all applicable PRC laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulations, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain preferential tax treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to, monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

In April 2009, the State Administration of Taxation (“SAT”) issued a new circular to clarify the criteria for recognizing the resident enterprise status for Chinese controlled foreign companies. According to the Circular Regarding the Determination Criteria on Chinese Controlled Offshore Companies as Resident Enterprises (Circular Guoshuifa 2009 No. 82), if a foreign company simultaneously satisfies the following four criteria it will have resident enterprise status:

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

Recently, U.S. public companies that have substantially all of their operations in China, particularly companies like us which have completed so-called reverse merger transactions, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to shareholder lawsuits, SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our Company, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our Company. This situation will be costly and time consuming and distract our management from growing our Company. If such allegations are not proven to be groundless, our Company and our business operations will be severely impacted and your investment in our stock could be rendered worthless.

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

We are regulated by the SEC and our reports and other filings with the SEC are subject to SEC review in accordance with the rules and regulations promulgated by the SEC under the Securities Act of 1933 and the Securities Exchange Act of 1934. Since substantially all of our operations and business takes place in China, it may be more difficult for the SEC to overcome the geographic and cultural obstacles when reviewing our disclosure. These same obstacles are not present for similar companies whose operations or business take place entirely or primarily in the United States. Furthermore, our SEC reports and other disclosure and public pronouncements are not subject to the review or scrutiny of any PRC regulatory authority. For example, the disclosure in our SEC reports and other filings are not subject to the review of the Chinese Securities Regulatory Commission, a PRC regulator that is tasked with oversight of the capital markets in China. Accordingly, you should review our SEC reports, filings and our other public pronouncements with the understanding that no local regulator has done any due diligence on our Company and with the understanding that none of our SEC reports, other filings or any of our other public pronouncements has been reviewed or otherwise been scrutinized by any local regulator.

We make equity compensation grants to persons who are PRC citizens and they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees and other parties under PRC laws.

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

We currently have an effective equity incentive plan and make numerous stock grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with relevant provisions may subject us and participants of any such equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation and to attract and retain employees and directors may be hindered and our business operations may be adversely affected.

Due to various restrictions under PRC law on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.

The Wholly-Foreign Owned Enterprise Law (1986) (“WFOE”), as amended and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations WFOE’s may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, a WFOE is required to set aside a certain amount of its accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends, except in the event of liquidation, and cannot be used for working capital purposes.

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

Our officers, directors and affiliates beneficially own approximately 40.9% of our common stock. Mr. Zuosheng Yu, our major stockholder, beneficially owns approximately 40.2% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

Investors may experience dilution from exercise of warrants we issued in December 2007.

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

As a result of our failure to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“Annual Report”), we were not in full compliance with NYSE Listed Company Manual, Section 802.01E, which requires us to file our Annual Report on or before April 16, 2013 (the “Filing Due Date”).  We have six months from the Filing Due Date to cure this deficiency. We are required to comply with NYSE Listed Company Manual to file this Annual Report as a condition for our common stock to continue to be listed on the NYSE.  If we are unable to comply with such conditions, then our shares of common stock are subject to immediate delisting from the NYSE. We intend to appeal any decision to delist our shares from the NYSE, but cannot provide any assurance that our appeal will be successful.  Any such appeal will not stay the decision to delist our shares.

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

Registered Owner of Land Use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	39 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	39 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	Ying Feng Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	39 years

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

Longmen Joint Venture is the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Longmen Joint Venture	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	19.1	50 Years	34 Years
Longmen Joint Venture	Longmen Town, Hancheng, Shaanxi	Industrial Use	179.6	40-48 Years	34-38 Years*
Longmen Joint Venture	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	103.2	50 Years	40 Years
Longmen Joint Venture	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	1.9	50 Years	39 Years
Longmen Joint Venture	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	3.6	40 Years	30 Years

*This location consists of six land use rights with various remaining useful lives.

Maoming Hengda

The properties of Maoming Hengda consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 240 acres (96.9 hectares).

Maoming Hengda is the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner Of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Maoming Hengda	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	240	50 Years	42 Years

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Exchange under the symbol “GSI”. The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2011
High	$2.93	$2.41	$1.73	$1.50
Low	$2.28	$1.42	$1.13	$0.99
2012
High	$1.17	$1.11	$1.33	$1.28
Low	$0.75	$0.80	$0.57	$0.91

As of June 10, 2013, there were approximately 315 holders of record of our common stock. On the same date, the trading price of our common stock closed at $0.98 per share.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we”, “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources” as well as other factors described in “Item 1A: Risk Factors” in this Annual Report. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 3 of this Annual Report. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

We were founded on the strategy to merge, partner with, and acquire State-owned enterprises and selected steel companies with great growth potential within China’s highly fragmented steel industry. As of December 31, 2012, we were comprised of four steel producing and processing subsidiaries/VIE of which Longmen Joint Venture is the largest, and one raw material trading company subsidiary. Located in Shaanxi province, Longmen Joint Venture contributed approximately 99.1% and 97.9% of our total revenue for the 2012 and 2011 fiscal years, respectively.

Fiscal year 2012 was highlighted with the following:

•	Sales revenue decreased by $700.3 million, or 19.6% year-over-year to $2.9 billion, down from $3.6 billion in 2011 mainly due to decreased sales volumes as well as a decrease in average selling price of our rebar products. For 2012, sales volume in Longmen Joint Venture totaled 5.3 million metric tons, a decrease of 0.9 million metric tons, or 14.0%, compared to 6.2 million metric tons in 2011, with an average selling price of rebar of $560.6 per ton in 2012, compared to $634.6 per ton in 2011.

•	Gross profit in the year of 2012 totaled $32.1 million, or 1.1% of total revenue, as compared to a gross loss of $88.2 million, or (2.5)% of total revenue in the year of 2011. Gross profit in 2012 represented a turnaround as compared to 2011.

•	On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock (the “Share Repurchase Program”). Together with our previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. As of December 31, 2012, we had repurchased 2,472,306 shares of common stock in open market transactions at an average price of $1.70 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

Our two-pronged growth strategy focused on a combination of capacity expansion, as well as optimizing operating efficiencies and leverage:

•	We aim to grow revenue by increasing capacity and through continual cooperation and partnerships with leading state-owned enterprises (SOEs).

•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure.

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

The central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In December 2011, the central government published an industry target to eliminate 96 million metric tons of inefficient iron and steel capacity during the 12th five-year plan. The central government had successfully reduced obsolete iron production capacities of 31.9 million tons in 2011. In April 2012, the central government has announced its goal of reducing obsolete iron and steel capacities of 17.8 million tons in 2012, and in April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013. However, we continue to see a strong demand for our products and believe significant growth opportunities in the industry and market we service and such consolidation is not expected to directly impact our Company.

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications standards. The new standards specify requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  While the operational conditions become more stringent, more small and medium sized companies will likely aggressively look for valued partners which could lead to opportunities for high quality acquisitions.  We believe these standards do not impact our Company and we believe the above-mentioned policy will strengthen our position as an industry consolidator by creating numerous qualified potential acquisition targets.

RESULTS OF OPERATIONS

Statements of Operations for the years ended December 31, 2012 and 2011:

(In thousands except share data)	2012	2011	Change	Percentage Change
Sales	$2,863,593	$3,563,896	$(700,303)	(19.6)%
Cost of Goods Sold	2,831,474	3,652,110	(820,636)	(22.5)%
Gross Profit (loss)	32,119	(88,214)	120,333	(136.4)%
Gross Profit Margin %	1.1%	(2.5)%	(3.6)%
Selling, General and Administrative Expenses	105,077	91,827	13,250	14.4%
Loss from Operations	(72,958)	(180,041)	(107,083)	(59.5)%

Other Expense, net	(158,184)	(87,664)	(70,520)	80.4%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(231,142)	(267,705)	36,563	(13.7)%
Provision (Benefit) for Income Taxes	796	15,594	(14,798)	(94.9)%
Net Loss	(231,938)	(283,299)	51,361	(18.1)%
Less: Net Loss Attributable to Noncontrolling Interest	(79,241)	(106,112)	26,871	(25.3)%
Net Loss Attributable to General Steel Holdings, Inc.	$(152,697)	$(177,187)	$24,490	(13.8)%
Loss Per Share
Basic	$(2.78)	$(3.24)	$0.46	(14.2)%
Diluted	$(2.78)	$(3.24)	$0.46	(14.2)%

Sales

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

Sales by Subsidiary and Product

(in thousands)		2012	2011	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	$2,837,609	$3,487,636	$(650,027)	(18.6)%
Others		25,984	76,260	(50,276)	(65.9)%
Total Sales		$2,863,593	$3,563,896	$(700,303)	(19.6)%

(In thousands metric tons)		2012	2011	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	5,062	5,496	(434)	(7.9)%
Others		274	711	(437)	(61.5)%
Total Production		5,336	6,207	(871)	(14.0)%

Total sales for the fiscal year 2012 decreased by $700.3 million or 19.6% to $2.9 billion from $3.6 billion in 2011. The decrease in sales compared to 2011 was predominantly due to the combined effect of decreased volume and average selling price of our rebar products. Longmen Joint Venture comprised 99.1% and 97.9% of total sales for the year ended 2012 and 2011, respectively.  Sales volume of rebar decreased by 0.4 million metric tons, or 7.9% to 5.1 million metric tons, compared to 5.5 million metric tons in 2011. The average selling price of rebar decreased by 11.7% to approximately $560.6 per ton in 2012 from approximately $634.6 per ton in 2011.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our sales volume and prices have continued to drop during the year of 2012 in comparison to the same period of 2011

Our five major customers are all distributors and collectively represented approximately 26.7% of our total sales for the year ended December 31, 2012 in comparison to 27.1% of our total sales for year ended December 31, 2011. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

(in thousands)	2012	2011	Change	Percentage Change
Subsidiary
Longmen Joint Venture	$2,803,318	$3,502,109	$(698,791)	(20.0)%
Others	28,156	150,001	(121,845)	(81.2)%
Total Cost of Goods Sold	$2,831,474	$3,652,110	$(820,636)	(22.5)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 84.9% of our total cost of sales. The cost of goods sold decreased by $820.6 million or 22.5% to $2.8 billion, in 2012 from $3.7 billion in 2011. The decrease was mainly driven by the decreased sales volume of 7.9% in rebar and decreased unit costs of raw materials as a result of the decline in both iron ore and coke purchases of approximately 18.1%, for the year ended December 31, 2012 as compared to the same period in 2011. In addition, we provided allowance for inventory valuation of approximately $37.5 million at the end of 2011 for both our raw materials and finished goods due to the drop in market price of iron ore, coke and our rebar products as of December 31, 2011 and we only provided allowance for inventory valuation of approximately $9.6 million as of December 31, 2012. As such, the average costs of rebar manufactured decreased by 13.1% to approximately $553.8 per ton for the year of 2012 from approximately $637.2 per ton in the same period of 2011.

Gross Profit (Loss)

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

(in thousands)	2012	2011	Change	Percentage Change
Gross Profit (Loss)	$32,119	$(88,214)	$120,333	(136.4)%
Gross Profit (Loss) Margin	1.1%	(2.5)%

Gross profit for the year of 2012 was $32.1 million, or 1.1% of total sales, as compared to a gross loss of $88.2 million, or (2.5%) of total sales in the same period in 2011. The increase in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 11.7% was lower than the percentage decrease of costs of rebar manufactured of 13.1% for the year of 2012 as compared to the same period of 2011.

Gross Profit (Loss) and Gross Profit (Loss) Margin by quarters

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the third quarter of 2011. As such, we have been able to achieve positive gross profit margin. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, both our selling volume and prices dropped since the fourth quarter of 2011, continuing a decline. We had significant negative margins during the fourth quarter of 2011 as we were forced to manufacture with high priced raw material inventories that we had previously purchased while the market selling prices for finished goods had dropped below the cost of goods.

The over-capacity issue continued to effect our results during 2012 and the Chinese economy remained weak which had indirect impact affecting our industry and the selling price suffered further decline during the third quarter of 2012. As a result, we were forced to manufacture with high priced raw material inventories that we had previously purchased during the first two quarters of 2012 while the market selling prices for finished goods had dropped below the cost of goods again during the third quarter of 2012. However, we were able to achieve positive gross profit margin again during the fourth quarter of 2012 as we have manufactured our products with the decreased unit costs of raw materials as a result of the decline in both iron ore and coke that we purchased during the third quarter of 2012.

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

Selling, General and Administrative Expenses				Percentage
(in thousands)	2012	2011	Change	Change

Selling, General and Administrative expenses	$105,077	$91,827	$13,250	14.4%
SG&A expenses as percentage of total revenue	3.7%	2.6%

Selling, general and administrative (“SG&A”) expenses increased by $13.3 million, or 14.4% to $105.1 million for the year ended December 31, 2012, compared to $91.8 million for of the same period in 2011.

Selling expenses decreased by 1.0% to $39.3 million for the year ended December 31, 2012 as compared to $39.7 million in the same period of 2011. The decrease was mainly due to the decline of sales agent charges at Longmen Joint Venture related to the decrease of shipment volume, offset by the increase of transportation expenses due to long distance sales deliveries to markets in rural areas in Xian city, Sichuan Province and Gansu Province during the year ended December 31, 2012 as compared to the same period of 2011.

In addition, general and administrative (“G&A”) expenses increased by 26.1% to $65.8 million for the year ended December 31, 2012 as compared to $52.1 million in the same period of 2011. The increase was mainly due to the equipment impairment charge in the amount of $20.2 million in General Steel (China) for the year ended December 31, 2012, as compared to $5.4 million for the same period of 2011. The increase was also attributable to the rise of executive compensation, salaries and wages, legal and accounting and maintenance facility expenses offset by the decrease in bad debt expenses.

Loss from Operations

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

( in thousands)	2012	2011	Change	Percentage Change
Loss from Operations	$(72,958)	$(180,041)	$107,083	(59.5)%

Loss from operations was $73.0 million for the year ended December 31, 2012, as compared to loss of $180.0 million for the same period in 2011. The decrease in loss of $107.0 million is predominantly due to positive gross profit margin for the year ended December 31, 2012 as compared to negative profit margin for the same period of 2011, offset by the increase in SG&A as discussed above.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

Other Income (Expense)

(in thousands)	2012	2011	Change	Percentage Change
Interest Income	$15,059	$7,892	$7,167	90.8%
Finance/Interest Expense	(133,120)	(87,245)	(45,875)	52.6%
Financing Cost on Capital Lease	(43,122)	(27,704)	(15,418)	55.7%
Change in Fair Value of Derivative Liabilities	9	5,563	(5,554)	(99.8)%
Gain on Debt Settlement	-	3,430	(3,430)	(100.0)%
(Loss) Gain on Disposal of Fixed Assets	(2,134)	693	(2,827)	(407.9)%
Government Grant	2,253	-	2,253	100.0%
Realized Income from Future Contract		415	(415)	(100.0)%
Income from Equity Investments	217	5,302	(5,085)	(95.9)%
Foreign Currency Transaction (Loss) Gain	(1,248)	3,424	(4,672)	(136.4)%
Lease income	2,119	2,008	111	5.5%
Other non-operating income (expense), net	1,783	(1,442)	3,225	(223.6)%
Total Other Expense, Net	$(158,184)	$(87,664)	$(70,520)	80.4%

Total other expenses, net for the year ended December 31, 2012 were $158.2 million compared to $87.7 million in 2011. The increase of $70.5 million or 80.4% was mainly a result of the combined effect of an increase of $61.3 million in financial expenses, of which, $15.4 million was increased interest expense on capital lease, which we did not start incurring until May 2011, and $45.9 million of increased interest expense due to an increased discounted interest on notes receivable in 2012 after the central government tightened its funding policy with a higher discount rate. Interest expenses for early submission request of payment for the years ended December 31, 2012 and 2011 amounted to $90.0 million and $34.2 million, respectively. The increased discounted interest on notes receivables in 2012 as compared to 2011 was mainly due to the conversion of our notes receivables into cash before the maturity date for the purposes of financing our operations. Total other expenses increased in 2012 as compared to 2011, which was also offset by the increase of interest income. The increased interest income in 2012 as compared to 2011 was mainly due to the interest income in the amount of $2.3 million incurred from the loans receivable of $69.3 million to our related parties during 2012 and an increased interest income from the bank in the amount of $4.9 million as we maintained a higher average restricted bank balance in 2012 as compared to 2011.

The change in fair value of derivative liabilities for the year ended December 31, 2012 was a gain of $0.01 million compared to a gain of $5.6 million for the same period in 2011.

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

Income Taxes

For the years ended December 31, 2012 and 2011, we had a total tax provision of $0.8 million and $15.6 million, respectively. For the years ended December 31, 2012 and 2011, we had current income tax provisions for our profitable subsidiaries, amounting to $0.6 million and $0.2 million, respectively. After the filing of the Form 10-K/A for the year ended December 31, 2010, management evaluated our future operating forecast based on the current steel market condition, and concluded the net operating loss may not be fully realizable and decided to provide 100% valuation allowance for the deferred tax assets, which resulted in a provision in 2011 of $46.9 million. For the year ended December 31, 2012, we evaluated the deferred tax assets remained in Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. As such, we provided an allowance against the remaining deferred tax assets as of December 31, 2011 and had $0.2 million of deferred provision for income taxes. For the year ended December 31, 2011, we provided 100% valuation allowance of the deferred tax assets as of December 31, 2010 and had $15.4 million of deferred provision for income taxes.

For the years ended December 31, 2012 and 2011, we had effective tax rates of (0.3%) and of (5.8%), respectively. The negative effective tax rate for the years ended December 31, 2012 and 2011 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Net Loss

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

Net Loss

( in thousands)	2012	2011	Change	Percentage Change
Net loss	$(231,938)	$(283,299)	$51,361	(18.1)%

Net Loss attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

Net Loss

( in thousands)	2012	2011	Change	Percentage Change

Net loss	$(231,938)	$(283,299)	$51,361	(18.1)%
Less: Net loss attributable to noncontrolling interest	(79,241)	(106,112)	26,871	(25.3)%
Net loss attributable to General Steel Holdings, Inc.	$(152,697)	$(177,187)	$24,490	(13.8)%

Net loss attributable to us for the year ended December 31, 2012 decreased to $152.7 million compared to $177.2 million for the year ended December 31, 2011. The decrease in net loss attributable to us for the year ended December 31, 2012 was mainly a result of the combined effect of a decrease in loss from operations of $107.1 million, offset by an increase other expenses of $70.5 million as compared to the same period of 2011.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our current liabilities exceeded the current assets by approximately $864.5 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis.

As of December 31, 2012, we had cash and restricted cash aggregating $369.9 million, of which $323.4 million was restricted. As of December 31, 2011, we had cash and restricted cash aggregating $518.2 million, of which $398.2 million was restricted. There was a decrease of $148.3 million.

We believe our cash flows generated from operations and financing, which include customer prepayments and vendor financing, existing cash balances and credit facilities, will be adequate to finance our working capital requirements, fund capital expenditures, make required debt and interest payments, pay taxes, and support our operating strategies.

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

As of the December 31, 2012, the amount of our restricted net assets was $2.6 million.

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

Although the steel industry is slowing down due to over-capacity issues in China, in order for us to stay competitive, we continue to look for opportunities to improve our efficiency on our production lines in addition to the 1,200,000 metric ton capacity rebar production renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010. In July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012 and March 2013, we began the construction of a 900,000 metric ton capacity rebar production line and a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. These 2,100,000 metric ton capacity rebar production lines require additional capital resources of approximately $94.4 million.

Our management presently anticipates that our access to credit (bank loans, vendor financing, related parties financing and guarantees, and sales financing) and cash flow from operations will provide sufficient capital resources to pursue and complete the construction of the 2,100,000 metric ton capacity rebar production lines. We intend to utilize existing cash, cash flow from operations and bank loans and credit to complete the 900,000 metric ton capacity rebar production line. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of December 31, 2012, we had $983.8 million in short-term notes payables, which are secured by restricted cash of $322.7 million and restricted notes receivable of $345.8 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – banks

As of December 31, 2012, we had $147.1 million in short-term bank loans. These are bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

As of December 31, 2012 and 2011, we breached a debt to equity ratio financial covenant on outstanding short term loans and due to the breach of covenant, a loan with a cross default clause was automatically considered breached. The affected loan amounted to $12.7 million and $12.6 million as of December 31, 2012 and 2011, respectively. According to the loan agreements, the bank will have the right to request for collateral or guarantees if the covenant is breached or request for early repayment of the loan if we could not remedy the breach within a period of time. As of the date of the filing of this report, we have not received any notice from the bank to request for more collateral or guarantee or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see Note 9 in our Notes to the consolidated financial statements included in this Annual Report.

For more details about our related party debt financing, please see Note 20 in our Notes to the consolidated financial statements included in this Annual Report.

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd.(“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.3% to 2.4% higher than the original selling price from Longmen Joint Venture (this transaction is referred to as “financing sales”). Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.3% to 2.4% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the year ended December 31, 2012 and 2011 amounted to $1.0 billion and $998.9 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the year ended December 31, 2012 and 2011, was $9.2 million and $10.7 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of December 31, 2012 and December 31, 2011 were (7.1) and (19.8), respectively. As of December 31, 2012, our current liabilities exceed current assets (excluding non-cash item) by $862.4 million. And as of June 30, 2013, our estimated current liabilities may exceed current assets (excluding non-cash item) by $777.4 million.

Longmen Joint Venture, as our most important subsidiary, accounted for a majority of our total sales. As such, the majority of our working capital needs come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which include line of credit from banks, vendor financing, financing sales, other financing and sales representative financing.

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

As a result, the consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis.

Cash-flow

Operating activities

Net cash used in operating activities for the year ended December 31, 2012 was $5.2 million compared to net cash provided by operating activities of $33.4 million for the year ended December 31, 2011. This change was mainly due to the combination of the following factors:

The impact of non-cash items included in net loss was $149.2 million in the year ended December 31, 2012, compared to $98.3 million for the same period in 2011. The non-cash items are the following:

-	depreciation, amortization and depletion;
-	impairment of plant and equipment;
-	change in fair value of derivative liabilities;
-	gain on debt settlement;
-	gain/loss on disposal of equipment;
-	bad debt allowance/recovery;
-	reservation of mine maintenance fee;
-	stock issued for services and compensation;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	foreign currency transaction gain/loss;
-	deferred tax assets; and
-	deferred lease income.

The other primary reasons for the material fluctuations in cash inflow from operations are as follows:

1.	Accounts receivable, including related parties: The decrease in accounts receivables was mainly due to the better collection effort of our accounts receivable from our customers as of December 31, 2012.
2.	Other receivables: The decrease in other receivables was mainly due to the collection of purchase deposit from a vendor during the year of 2012 that was determined to be refundable in 2011.
3.	Inventories: The decrease of inventories was mainly due to the significant decline in iron ore and coke purchase prices during the year of 2012. As such, we did not stock our raw materials and instead kept them at the minimal level required to meet our production needs to minimize our risk of a further drop in iron ore and coke.
4.	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paid less to its suppliers as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment.
5.	Other payables and accrued liabilities, including related parties: The increase in other payables and accrued liabilities was mainly due to the increase of payable to our vendors for our equipment maintenance fee incurred during the year ended December 31, 2012. The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the year ended December 31, 2012. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, such related parties agreed not to demand certain cash payment; and
6.	Customer deposits: The increase in customer deposits was mainly due to our customers making prepayment to us prior to the end of 2012. These deposits were immediately recognized as sales after December 31, 2012 in accordance with our sales recognition policy.

The primary reasons for the material fluctuations in cash outflows are as follows:

1.	Notes receivable: In order to increase and promote sales, we encouraged our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable during the year of 2012.
2.	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.
3.	Accounts payable: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we delayed our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce some of our accounts payable that we accrued in prior periods upon completion of our construction project; and
4.	Customer deposits – related parties: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands from our related party customers on our products, as such, we received fewer advanced payments made by our related party customers.

Investing activities

Net cash used in investing activities was $63.8 million for the year ended December 31, 2012 compared to net cash used in investing activities of $302.7 million for the year ended December 31, 2011. Fluctuation in cash inflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In 2012, such balance decreased because more notes payable were due and settled by December 31, 2012. The increase in cash provided was partially offset by net loan provided to related parties. We also incurred additional spending by purchasing new equipment in the amount of $32.0 million. In addition, we have provided $43.0 million to a municipality for the purpose of funding the construction of two new villages for the relocation the villagers from an older village to another. The municipality will return the funds to us after the construction of the two villages. The purpose for us to enter into this transaction with the municipality is for the opportunity to obtain the land use rights of the old villages from the municipality once the new villages are built. Furthermore, $3.0 million cash held on Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) was deconsolidated on March 1, 2012 when we sold our interests in Tongxing to a related party.

Financing activities

Net cash used in financing activities was $6.9 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $323.2 million for the year ended December 31, 2011. The increase of cash inflow from financing activities was mainly driven by the following:

1.	Notes receivable – restricted: The decrease of notes receivable was mainly due to more notes receivable being due and collected by banks during the year ended December 31, 2012.

2.	Long-term other payable – related party: One of our related parties has provided $43.0 million financing supports to us to fund the construction of two new villages by a municipality, which is repayable only after the municipality has reimbursed the Company for the advance classified in long-term other receivable.

The cash inflow was offset by the following cash outflow:

1.	Short Term Notes Payable: We repaid more notes payables to banks for the year ended December 31, 2012 as short term notes payable became due compared to the same period in 2011 as more of our notes payable were due.

2.	Short Term Loans: We repaid more money to banks and other parties for the year ended December 31, 2012 as short term loans became due compared to the same period in 2011.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2012. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

We have spent in excess of $8.8 million (RMB 57 million) on a comprehensive waste water recycling and water treatment system as of December 31, 2011. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2011, 0.91 metric tons of new water was consumed per metric ton of steel produced.

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

In 2012, we installed desulfidation equipment for two sintering machines, which started operating in June 2012.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2012 fiscal year that have or that in the opinion of management, are likely to have, a current or future material effect on our financial condition or results of operations.

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

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of our Company in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a board of directors with respect to Longmen Joint Venture, the powers rights and roles of both bodies were considered to determine which has the power to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, which we hold 2 out of 4 seats, requires a ¾ majority vote, while the board of directors, which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the board of directors and the Supervisory Committee, the board of directors prevails. In other words, the Supervisory Committee is considered to be subordinate to the board of directors. Thus, the board of directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors, have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

In connection with the Unified Management Agreement, Shaanxi Coal, Shaanxi Steel and us may provide such support on a discretionary basis in the future, which could expose us to a loss.

As discussed in Note 2(c) to the consolidated financial statements – Consolidation of VIE, we have the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement. As both conditions are met, we are the primary beneficiary of Longmen Joint Venture and therefore, continue to consolidate Longmen Joint Venture.

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

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). Prior to March 1, 2012, Longmen Joint Venture had three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture did not hold a controlling interest. On March 1, 2012, Longmen Joint Venture sold its equity interest in Tongxing, and, as of December 31, 2012, Longmen Joint Venture has two consolidated subsidiaries, Hualong and Huatianyulong, in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these two entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

On March 1, 2012, Longmen Joint Venture sold its 22.76% equity interest of Tongxing to two individuals, who are representatives from Long Steel Group. As of March 1, 2012, Tongxing had a carrying value of net assets of $40.5 million which were included in our consolidated net assets and a noncontrolling interest in Tongxing of $32.5 million. We retained the land use right associated with the Tongxing property adjacent to the Longmen Joint Venture facility, which had a carrying value of $3.6 million immediately prior to the transaction and relinquished its controlling interest in the remaining net assets (primarily operating assets). In connection with the transaction, we also settled with a payable in cash of $0.3 million and transferred the dividend receivable of $0.9 million from Tongxing to the two individuals. Therefore, these transactions are economically justified when considered together.  These arrangements meet the criteria of ASC 810-10-40-6b and 6d, deconsolidation of a subsidiary with multiple arrangements treated as a single transaction. As the land use rights held in Tongxing have been included as part of our consolidated assets, this transaction was considered as a change in our ownership interest in the land use right similar to a change in a parent company’s ownership interest in a subsidiary in accordance with ASC 810-10-45-23 and therefore the carrying value of the land use right was not stepped up to fair value. The net impact of these transactions resulted in a reduction of $3.1 million paid-in capital.

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

We have determined that it is appropriate for Longmen Joint Venture to consolidate Hualong and Huatianyulong with appropriate recognition in our financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture. We also determined that it is appropriate for Longmen Joint Venture to consolidate Tongxing’s net income from the beginning of the acquisition date to March 1, 2012, the date on which Longmen Joint Venture relinquished its equity interest and majority voting rights in Tongxing, and thereby its power of control of Tongxing.

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

Impairment of long-lived assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected undiscounted cash flow method. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 3,900,871 and 6,678,649 as of December 31, 2012 and 2011, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7% based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions in the next 20 years:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the years ended December 31, 2012 and 2011. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intension for future repatriation of these earnings.

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

For the years ended December 31, 2012 and 2011, we had total tax provisions of $0.8 million and $15.6 million, respectively.

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build new state-of-the-art equipment at the site of Longmen Joint Venture. To compensate Longmen Joint Venture for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.1 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2 million (RMB 89.3 million), respectively, for trial production costs related to the new iron and steel making facilities.

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

Capital lease obligations

On April 29, 2011, we, along with Longmen Joint Venture, entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the new iron and steel making facilities of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profit from the asset pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the minimum lease payment for purposes of determining the value of the leased asset and obligation at the inception of the lease, however, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 16 – “Profit sharing liability” of the Notes to Consolidated Financial Statements.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 15 – “Capital lease obligations” to the Notes to Consolidated Financial Statements). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is accreted over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any changes reflected prospectively in the estimate of the effective interest rate.

Based on the performance of the Asset Pool, no profit sharing payment was made for the year ended December 31, 2012 and 2011. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the asset pool have been fully absorbed by profits, which are not expected until year 2021.

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

GENERAL STEEL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and Subsidiaries (the “Company”)as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in deficiency and cash flows for the years then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

June 17, 2013

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(In thousands)

	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$46,467	$120,016
Restricted cash	323,420	398,216
Notes receivable	145,502	92,910
Restricted notes receivable	357,900	584,241
Loans receivable - related parties	69,319	-
Accounts receivable, net	6,695	12,601
Accounts receivable - related parties	14,966	20,593
Other receivables, net	8,407	22,411
Other receivables - related parties	68,382	87,679
Inventories	212,671	297,729
Advances on inventory purchase	79,715	63,585
Advances on inventory purchase - related parties	46,416	20,244
Prepaid expense and other	450	531
Prepaid taxes	24,116	24,189
Short-term investment	2,619	2,906
TOTAL CURRENT ASSETS	1,407,045	1,747,851

PLANT AND EQUIPMENT, net	1,167,836	1,257,236

OTHER ASSETS:
Advances on equipment purchase	6,499	10,420
Long-term other receivable	43,008	-
Investment in unconsolidated entities	1,166	12,840
Long-term deferred expense	1,062	631
Intangible assets, net of accumulated amortization	24,066	25,143
TOTAL OTHER ASSETS	75,801	49,034

TOTAL ASSETS	$2,650,682	$3,054,121

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$983,813	$1,113,504
Accounts payable	352,052	413,345
Accounts payable - related parties	177,432	121,828
Short term loans - bank	147,124	253,954
Short term loans - others	147,323	246,657
Short term loans - related parties	79,557	15,710
Current maturities of long-term loans - related party	54,885	-
Other payables and accrued liabilities	54,589	49,548
Other payable - related parties	73,025	28,873
Customer deposits	125,890	90,556
Customer deposits - related parties	21,998	68,277
Deposit due to sales representatives	33,870	22,890
Deposit due to sales representatives - related parties	1,238	943
Taxes payable	16,674	11,374
Deferred lease income, current	2,120	2,099
TOTAL CURRENT LIABILITIES	2,271,590	2,439,558

NON-CURRENT LIABILITIES:
Long-term loans - related party	38,088	92,035
Long-term other payable - related party	43,008	-
Deferred lease income, noncurrent	75,079	76,425
Capital lease obligations	330,099	306,350
Profit sharing liability	328,827	303,233
TOTAL NON-CURRENT LIABILITIES	815,101	778,043

TOTAL LIABILITIES	3,086,691	3,217,601

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2012 and 2011	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,269,838 and 56,601,988 shares issued, 54,797,532 and 55,511,010 shares outstanding as of December 31, 2012 and 2011, respectively	57	56
Treasury stock, at cost, 2,472,306 and 1,090,978 shares as of December 31, 2012 and 2011, respectively	(4,199)	(2,795)
Paid-in-capital	105,714	107,940
Statutory reserves	6,076	6,388
Accumulated deficits	(381,782)	(229,083)
Accumulated other comprehensive income	10,185	10,200
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(263,946)	(107,291)

NONCONTROLLING INTERESTS	(172,063)	(56,189)

TOTAL DEFICIENCY	(436,009)	(163,480)

TOTAL LIABILITIES AND DEFICIENCY	$2,650,682	$3,054,121

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands, except per share data)

	2012	2011

SALES	$1,966,391	$2,452,127

SALES - RELATED PARTIES	897,202	1,111,769
TOTAL SALES	2,863,593	3,563,896

COST OF GOODS SOLD	1,930,793	2,519,183

COST OF GOODS SOLD - RELATED PARTIES	900,681	1,132,927
TOTAL COST OF GOODS SOLD	2,831,474	3,652,110

GROSS PROFIT (LOSS)	32,119	(88,214)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	105,077	91,827

LOSS FROM OPERATIONS	(72,958)	(180,041)

OTHER INCOME (EXPENSE)
Interest income	15,059	7,892
Finance/interest expense	(176,242)	(114,949)
Change in fair value of derivative liabilities	9	5,563
Gain on debt settlement	-	3,430
Gain (loss) on disposal of equipment	(2,134)	693
Government grant	2,253	-
Realized (loss) income from future contracts	-	415
Income from equity investments	217	5,302
Foreign currency transaction (loss) gain	(1,248)	3,424
Lease income	2,119	2,008
Other non-operating income (expense), net	1,783	(1,442)
Other expense, net	(158,184)	(87,664)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(231,142)	(267,705)

PROVISION FOR INCOME TAXES
Current	627	175
Deferred	169	15,419
Provision (benefit) for income taxes	796	15,594

NET LOSS	(231,938)	(283,299)

Less: Net loss attributable to noncontrolling interest	(79,241)	(106,112)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(152,697)	$(177,187)

NET LOSS	$(231,938)	$(283,299)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(744)	(587)

COMPREHENSIVE LOSS	(232,682)	(283,886)

Less: Comprehensive loss attributable to noncontrolling interest	(79,970)	(105,912)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(152,712)	$(177,974)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,867	54,750

LOSS PER SHARE
Basic and Diluted	$(2.78)	$(3.24)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2010	3,093	$3	54,840	$55	(317)	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	$121,522

Net loss attributable to General Steel Holdings, Inc.									(177,187)			(177,187)
Net loss attributable to noncontrolling interest											(106,112)	(106,112)
Adjustment to statutory reserve								104	(103)		608	609
Adjustment to special reserve								82			128	210
Common stock issued for compensation			788	1			1,253					1,254
Common stock issued for debt settlement			974	1			1,441					1,442
Common stock transferred by CEO for compensation							276					276
Treasury stock purchased				(1)	(774)	(1,924)						(1,925)
Dividend declared to noncontrolling shareholders											(2,982)	(2,982)
Foreign currency translation adjustments										(787)	200	(587)

BALANCE, December 31, 2011	3,093	$3	56,602	$56	(1,091)	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

Net loss attributable to General Steel Holdings, Inc.									(152,697)			(152,697)
Net loss attributable to noncontrolling interest											(79,241)	(79,241)
Adjustment to statutory reserve								2	(2)			-
Addition to special reserve								691			605	1,296
Usage of special reserve								(693)			(566)	(1,259)
Common stock transferred by CEO for compensation							276					276
Common stock issued for compensation			668	1			641					642
Treasury stock purchased					(1,381)	(1,404)						(1,404)
Deconsolidation of a subsidiary							(3,143)	(312)			(35,943)	(39,398)
Foreign currency translation adjustments										(15)	(729)	(744)

BALANCE, December 31, 2012	3,093	$3	57,270	$57	(2,472)	$(4,199)	$105,714	$6,076	$(381,782)	$10,185	$(172,063)	$(436,009)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,938)	$(283,299)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	83,931	58,331
Impairment of plant and equipment	20,173	5,424
Change in fair value of derivative liabilities	(9)	(5,563)
Gain on debt settlement	-	(3,430)
Loss (gain) on disposal of equipment	2,134	(693)
Bad debt (recovery) allowance	(157)	3,529
Reservation of mine maintenance fee	37	-
Stock issued for services and compensation	918	1,530
Amortization of deferred financing cost on capital lease	43,122	27,704
Income from equity investments	(217)	(5,302)
Foreign currency transaction (gain) loss	1,248	(3,424)
Deferred tax assets	169	15,419
Deferred lease income	(2,119)	4,782
Changes in operating assets and liabilities
Notes receivable	(53,946)	(41,318)
Accounts receivable	6,694	4,761
Accounts receivable - related parties	5,835	(16,015)
Other receivables	7,221	(12,638)
Other receivables - related parties	1,820	(50,562)
Inventories	86,635	169,207
Advances on inventory purchases	(18,677)	(37,674)
Advances on inventory purchases - related parties	(69,573)	(13,608)
Prepaid expense and other	(83)	4,753
Long-term deferred expense	(424)	845
Prepaid taxes	320	14,223
Accounts payable	(35,719)	160,657
Accounts payable - related parties	90,833	38,647
Other payables and accrued liabilities	14,138	18,076
Other payables - related parties	49,991	9,845
Customer deposits	34,410	(46,870)
Customer deposits - related parties	(46,960)	11,211
Taxes payable	4,957	4,834
Net cash provided by (used in) operating activities	(5,236)	33,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	78,826	(190,178)
Loans to related parties	(69,299)	-
Cash proceeds from (made to) short term investment	317	(2,858)
Cash proceeds from sales of equipment	337	1,306
Long-term other receivable	(42,994)	-
Equipment purchase and intangible assets	(27,976)	(110,939)
Effect on cash due to deconsolidating of a subsidiary	(2,975)	-
Net cash used in investing activities	(63,764)	(302,669)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,404)	(1,923)
Notes receivable - restricted	232,218	(329,839)
Borrowings on short term notes payable	1,923,584	1,655,741
Payments on short term notes payable	(2,064,571)	(1,049,680)
Borrowings on short term loans - bank	260,611	563,007
Payments on short term loans - bank	(371,241)	(600,294)
Borrowings on short term loan - others	184,890	330,037
Payments on short term loans - others	(284,242)	(212,661)
Borrowings on short term loan - related parties	356,989	15,450
Payments on short term loans - related parties	(297,718)	(14,817)
Deposits due to sales representatives	10,743	(30,066)
Deposit due to sales representatives - related parties	286	464
Borrowings on long term loan - related party	-	14,677
Payments on long term loan - related party	-	(16,865)
Long-term other payable - related party	42,994	-
Net cash provided by (used in) financing activities	(6,861)	323,231

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,312	801

INCREASE (DECREASE) IN CASH	(73,549)	54,745

CASH, beginning of year	120,016	65,271

CASH, end of year	$46,467	$120,016

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $587.3 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

The Agreement leverages each of the parties’ operating strengths, allowing the Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, these new facilities are expected to contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of the newly constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

The Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture as a capital lease. See Notes 2 “Summary of significant accounting policies”, 15 “Capital lease obligations” and 16 “Profit sharing liability”.

Note 2 – Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair statement have been included.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current assets	$1,285,967	$1,674,171
Plant and equipment, net	1,154,811	1,217,264
Other noncurrent assets	72,428	45,836
Total assets	2,513,206	2,937,271
Total liabilities	(2,943,761)	(3,132,766)
Net liabilities	$(430,555)	$(195,495)

VIE and its subsidiaries’ liabilities consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$971,117	$1,105,570
Accounts payable	324,563	401,158
Accounts payable - related parties	177,160	81,403
Short term loans - bank	114,935	209,234
Short term loans - others	141,290	240,684
Short term loans - related parties	35,839	15,710
Current maturities of long-term loans – related party	54,885	-
Other payables and accrued liabilities	29,769	31,249
Other payables - related parties	64,941	20,677
Customer deposits	109,120	84,767
Customer deposits - related parties	21,998	66,932
Deposit due to sales representatives	33,870	22,890
Deposit due to sales representatives – related parties	1,238	943
Taxes payable	15,339	5,386
Deferred lease income	2,120	2,099
Intercompany payable to be eliminated	30,476	66,021
Total current liabilities	2,128,660	2,354,723
Non-current liabilities:
Long term loans - related parties	38,088	92,035
Long-term other payable – related party	43,008	-
Deferred lease income - noncurrent	75,079	76,425
Capital lease obligations	330,099	306,350
Profit sharing liability	328,827	303,233
Total non-current liabilities	815,101	778,043
Total liabilities of consolidated VIE	$2,943,761	$3,132,766

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VIE and its subsidiaries’ statements of operations are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
	(in thousands)	(in thousands)
Sales	$2,837,608	$3,496,551
Gross profit (loss)	$29,512	$(86,308)
Loss from operations	$(45,582)	$(161,057)
Net loss attributable to controlling interest	$(114,936)	$(161,897)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Prior to March 1, 2012, Longmen Joint Venture had three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture did not hold a controlling interest. On March 1, 2012, Longmen Joint Venture sold its equity interest in Tongxing, and, as of December 31, 2012, Longmen Joint Venture has two consolidated subsidiaries, Hualong and Huatianyulong, in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these two entities have been operating as self-sustaining integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of December 31, 2012 and 2011 were (7.1) and (19.8), respectively. As of December 31, 2012, the Company’s current liabilities exceed current assets (excluding non-cash item) by $862.4 million. And as of June 30, 2013, the Company’s estimated current liabilities may exceed current assets (excluding non-cash item) by $777.4 million.

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

Line of credit

The Company received lines of credit from seven major banks totaling $202.1 million with expiration dates ranging from April 2, 2014 to October 26, 2014.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of China	19.1	August 25, 2014 to October 26, 2014
China Everbright Bank	47.7	October 8, 2014
Bank of Ningxia	23.9	September 27, 2014
Ping’an Bank	47.8	April 2, 2014*
SPD Bank	15.9	May 15, 2014*
Bank of Xi’an	47.7	April 7, 2014 to October 9, 2014
Total	$202.1

*Management expects the lines of credit will be extended after the repayment dates.

As of the date of this report, the Company utilized $133.8 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $477.6 million with the following companies:

Company	Financing period covered	Financing Amount (in millions)

Company A – related party	January 6, 2013 – January 5, 2015	$79.6
Company B – third party	January 6, 2013 – January 5, 2015	79.6
Company C – third party	October 1, 2013 – September 30 , 2014	318.4
Total		$477.6

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result, the consolidated financial statements for the year ended December 31, 2012 have been prepared on a going concern basis.

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the fair value of the profit sharing liability, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, the interest rate used in the financing sales, the fair value of the assets recorded under capital lease, the present value of the net minimum lease payments of the capital lease and the fair value of the profit share liability. Actual results could differ from these estimates.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2012 and 2011, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2012 and 2011 amounted to $369.9 million and $518.2 million, including $2.3 million and $0 that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of December 31, 2012, $0.4 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 26.7% and 27.1% of the Company’s total sales for the years ended December 31, 2012 and 2011, respectively. These five major customers accounted for 47.8% and 27.2% of total accounts receivable, including related parties, as of December 31, 2012 and 2011, respectively. One of the five major customers accounted for more than 10% of total accounts receivable both as of December 31, 2012 and 2011.

For the years ended December 31, 2012 and 2011, the Company purchased approximately 38.9% and 48.6% of its raw materials from five major suppliers, respectively. These five vendors accounted for 33.8% and 16.9% of total accounts payable, including related parties, as of December 31, 2012 and 2011, respectively. One of the five major suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2012. None of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2011.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Translation adjustments included in accumulated other comprehensive income amounted to $10.2 million and $10.2 million as of December 31, 2012 and 2011, respectively. The balance sheet amounts, with the exception of equity at December 31, 2012 and 2011 were translated at 6.30 RMB and 6.37 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2012 and 2011 were 6.30 RMB and 6.47 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2009, the Company issued an additional 2,777,778 warrants in connection with a registered direct offering, which expired as of June 24, 2012.

The aforementioned warrants meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 12 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

The Company determined the carrying value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7% based on the Company’s average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings

The above assumptions were reviewed by the Company at December 31, 2012 and no material changes from those assumptions used at December 31, 2011.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

(in thousands)	Carrying Value as of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$1	$-	$1	$-
Profit sharing liability	328,827	-	-	328,827
Total	$328,828	$-	$1	$328,827

We re-measured the fair value of the 40% profit sharing liability as of December 31, 2012 and the difference is immaterial in comparing to the initial value.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$303,243	$5,573
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	-	280,857
Current period interest expense accreted	22,499	14,047
Change of derivative liabilities charged to earnings	9	(5,563)
Exchange rate effect	3,077	8,329
Ending balance	$328,828	$303,243

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(l)	Short term investment

Short-term investments are certificated deposits maintained with banks within the PRC with maturity date of less than one year.

(m)	Accounts receivable and allowance for doubtful accounts

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

(n)	Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee. The Company had $145.5 million and $92.9 million outstanding as of December 31, 2012 and 2011, respectively.

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks. As of December 31, 2012 and 2011, restricted notes receivable amounted to $357.9 million and $584.2 million, respectively. Interest expenses for early submission request of payment for the years ended December 31, 2012 and 2011 amounted to $90.0 million and $34.2 million, respectively.

(o)	Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the high shortage of steel in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $126.1 million and $83.8 million as of December 31, 2012 and 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(p)	Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had written-off $9.6 million and $37.5 million inventory cost as of December 31, 2012 and 2011, respectively.

(q)	Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2012 and 2011 amounted to $23.7 million and $30.1 million, respectively.

(r)	Plant and equipment, net

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

Long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (See Note 7). The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(s)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2012, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $23.6 million (RMB 148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maoming Hengda has land use rights amounting to $2.6 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,765	2050 & 2053
Longmen Joint Venture	$23,587	2048 & 2052
Maoming Hengda	$2,634	2054

Mining right

Mining rights are capitalized at cost when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. Longmen Joint Venture has iron ore mining right amounting to $2.4 million (RMB 15.0 million), which is amortized over the estimated recoverable reserve of 4.2 million tons.

(t)	Long-term other receivable

Long-term other receivable is money advanced to a third party that is collectable in more than one year. As of December 31, 2012 and 2011, long-term other receivable amounted to $43.0 million and $0, respectively.

(u)	Investments in unconsolidated entities

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

Longmen Joint Venture and its previously consolidated subsidiary prior to March 1, 2012 – Tongxing invested in several companies from 2003 to 2007. Tongxing, along with its investments in Shaanxi Daxigou Mining Co., Ltd, Huashan Metallurgical Equipment Co., Ltd, and Shaaxi Long Steel Group Baoji Steel Rolling Co., Ltd were deconsolidated from the Company’s consolidated financial statements as of March 1, 2012. The table below summarizes Longmen Joint Venture and Tongxing’s investment holdings as of December 31, 2012 and 2011.

Unconsolidated entities	Year acquired	December 31, 2012 Net investment (In thousands)	Owned %	December 31, 2011 Net investment (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd	2004	$-	-	$8,304	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	-	-	3,067	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	-	-	428	23.8
Xian Delong Powder Engineering Materials Co., Ltd.	2007	1,166	24.1	1,041	24.1
Total		$1,166		$12,840

Total investment income in unconsolidated subsidiaries amounted to $0.2 million and $3.9 million for the years ended December 31, 2012 and 2011, respectively, which was included in “Income from equity investments” in the consolidated statements of operations and comprehensive loss.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(v)	Short-term notes payable

Short-term notes payable are lines of credit extended by banks. The banks in-turn issue the Company a bankers acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable at a determinable period, generally three to six months. This short-term notes payable bears no interest and is guaranteed by the bank for its complete face value and usually matures within three to six-month period. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

(w)	Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy.

(x)	Deferred lease income

To reimburse Longmen Joint Venture for certain construction costs incurred as well as economic losses on suspended production to accommodate the construction of the new iron and steel making facilities on behalf of Shaanxi Steel, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture for the value of assets dismantled, various site preparation costs incurred and rent under a 40-year land sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and for the reduced production efficiency caused by the construction. Applying the lease accounting guidance, the Company has concluded that, except for the reimbursement for site preparation costs incurred, the amount of reimbursement should be deferred and recognized as a component of the land that was sub-leased during the construction, to be amortized to income over the remaining term of the 40-year sub-lease. Deferred lease income represents the remaining balance of compensation being deferred. See Note 14 - “Deferred lease income”.

(y)	Non-controlling Interest

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

(z)	Earnings per share

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

(aa)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of December 31, 2012 and 2011, the Company had repurchased 2,472,306 and 1,090,978 total shares of its common stock, respectively, under the share repurchase plan approved by the Board of Directors in December 2010.

(bb)	Income taxes

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2012, and 2011. As of December 31, 2012, the Company’s income tax returns filed for December 31, 2012, 2011 and 2010 remain subject to examination by the taxing authorities.

(cc)	Share-based compensation

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

(dd)	Recently issued accounting pronouncements

In February 2013 the FASB issued an accounting standards update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements. As this guidance only requires expanded disclosures, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2013, the FASB issued an accounting standards update (“ASU”) No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,’ requiring the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The standards update is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ee)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	63,319	-
Loan to Teamlink Investment Co., Ltd; due in June 2013; interest rate was 4.75%	6,000	-
Total loans receivable – related parties	$69,319	$-

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $2.3 million for the year ended December 31, 2012.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Accounts receivable	$8,062	$14,624
Less: allowance for doubtful accounts	(1,367)	(2,023)
Accounts receivable – related parties	14,966	20,593
Net accounts receivable	$21,661	$33,194

Movement of allowance for doubtful accounts is as follows:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$2,023	$296
Charge to expense	433	1,972
Less: recovery	(1,109)	(284)
Exchange rate effect	20	39
Ending balance	$1,367	$2,023

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Supplies	$23,123	$20,869
Raw materials	141,503	279,041
Finished goods	57,630	35,962
Less: allowance for inventory valuation	(9,585)	(38,143)
Total inventories	$212,671	$297,729

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. For the years ended December 31, 2012 and 2011, the Company had provided allowance for inventory valuation in the amounts of $9.6 million and $38.1 million, respectively.

Movement of allowance for inventory valuation is as follows:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$38,143	$-
Addition	9,582	37,512
Less: write-off	(38,519)	-
Exchange rate effect	379	631
Ending balance	$9,585	$38,143

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $126.1 million and $83.8 million as of December 31, 2012 and 2011, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Buildings and improvements	$214,661	$181,644
Machinery	573,572	623,162
Machinery under capital lease	587,334	581,413
Transportation and other equipment	20,274	18,132
Construction in progress	4,645	8,203
Subtotal	1,400,486	1,412,554
Less: accumulated depreciation	(232,650)	(155,318)
Total	$1,167,836	$1,257,236

Construction in progress consisted of the following as of December 31, 2012:

Construction in progress	Value	Completion
description	(In thousands)	date
900 thousand tons production line	$2,879	August 2013
Iron making system dust removing equipment	84	March 2013
Drainage system	250	March 2013
Factory road repair	205	January 2013
Project materials	899
Others	328
Total	$4,645

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Machinery	$587,334	$581,413
Less: accumulated depreciation	(46,497)	(18,411)
Carrying value of leased assets	$540,837	$563,002

Long lived assets, including construction in progress are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable, to determine whether their carrying value has become impaired. General Steel (China) leases facilities to Tianjin Daqiuzhuang Steel Plates Co., Ltd. (“Lessee”) including approximately 776,078 square feet of workshops, land, equipment and other facilities. The term of the original lease is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.3 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee had informed the Company that they did not plan to lease the assets after June 30, 2012 and had terminated the supplemental agreement early. There was no penalty for early termination of the lease. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment amount of $5.6 million (RMB 35.1 million) was in the selling, general and administrative expenses for the period ended June 30, 2011.

The Company assessed the recoverability of all of its remaining long-lived assets at December 31, 2012, and the sum of the discounted future cash flows expected to result from the long-lived assets and their disposition was less than the carrying value by $20.2 million (RMB 127.2 million), which was impaired and included in the selling, general and administrative expenses for the year ended December 31, 2012. The discounted cash flows were determined using certain expected changes to the current operational assumptions. If those expectations are not met, the Company may be required to record additional impairment charges in future periods.

Depreciation expenses for the years ended December 31, 2012 and 2011 amounted to $82.5 million and $56.4 million, respectively. These amounts include depreciation of assets held under capital leases for the years ended December 31, 2012 and 2011, $27.9 million and $18.1 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Land use rights	$29,986	$29,685
Mining right	2,384	2,338
Software	692	685
Subtotal	33,062	32,708
Less:
Accumulated amortization – land use rights	(7,577)	(6,442)
Accumulated amortization – mining right	(993)	(822)
Accumulated amortization – software	(426)	(301)
Subtotal	(8,996)	(7,565)
Intangible assets, net	$24,066	$25,143

The gross amount of the intangible assets amounted to $33.1 million and $32.7 million as of December 31, 2012 and 2011, respectively. The remaining weighted average amortization period is 34.4 years as of December 31, 2012.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total amortization expense for the years ended December 31, 2012 and 2011 amounted to $1.2 million and $1.1 million, respectively.

Total depletion expense for the years ended December 31, 2012 and 2011 amounted to $0.2 million and $0.8 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
December 31, 2013	$1,353	22,713
December 31, 2014	1,353	21,360
December 31, 2015	1,353	20,007
December 31, 2016	1,353	18,654
December 31, 2017	1,353	17,301
Thereafter	17,301	-
Total	$24,066

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $322.7 million and $363.3 million as of December 31, 2012 and 2011, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $345.8 million and $451.1 million as of December 31, 2012 and 2011, respectively.

The Company had the following short-term notes payable as of:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Notes payable to China Minsheng Bank, due February 2013. Restricted cash required of $6.3 million and $7.9 million as of December 31, 2012 and 2011, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$12,696	$7,934
Longmen Joint Venture: Notes payable to various banks in China, due various dates from January 2013 to June 2013. $316.4 million restricted cash and $345.8 million notes receivable are secured for notes payable as of December 31, 2012, and comparatively $355.4 restricted cash and $451.1 million notes receivable secured as of December 31, 2011, respectively. These notes payable were either repaid or renewed subsequently on the due dates.	971,117	1,105,570
Total short-term notes payable	$983,813	$1,113,504

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from February to December 2013. Weighted average interest rate was 7.6% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$32,189	$43,149
Longmen Joint Venture: Loans from various banks in China, due various dates from January 2013 to December 2013. Weighted average interest rate was 6.8% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by inventory. These loans were either repaid or renewed subsequently on the due dates.	114,935	209,234
Tianwu: Loans from Industrial and Commercial Bank of China Limited, due date various from June to December 2012. Interest rate was 10% additional to standard bank interest rate, and secured by accounts receivables. These loans were either repaid on the due dates.	-	1,571
Total short-term loans - bank	$147,124	$253,954

As of December 31, 2012 and 2011, the Company has not met its financial covenant stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should keep its debt to asset ratio below 85%, however, as of December 31, 2012 and 2011, the Company's debt to asset ratio was 116.4% and 105.4%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balances of the short term loans affected by the above breach of covenant and cross default as of December 31, 2012 and 2011 were $12.7 million and $12.6 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from March 2013 to June 2013, and weighted average interest rate was 6.0% per annum. These loans were either repaid or renewed subsequently on the due dates.	$25,324	$143,102
Longmen Joint Venture: Loans from financing sales.	115,966	97,583
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, non-interest bearing.	6,033	5,972
Total short-term loans – others	$147,323	$246,657

The Company had various loans from unrelated companies amounting to $147.3 million and $246.7 million as of December 31, 2012 and 2011, respectively. Of the $147.3 million, $6.0 million loans carry no interest, $116.0 million of financing sales are subject to interest rates ranging between 0.3% and 2.4%, and the remaining $25.3 million are subject to interest rates of 5.04%. All short term loans from unrelated companies are payable on demand and unsecured.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts with third party companies and Yuxin and Yuteng. According to these contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 0.3% to 2.4% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 0.3% to 2.4% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the years ended December 31, 2012 and 2011 amounted to $1.0 billion and $1.0 billion, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2012 and 2011, accounted to $9.2 million and $10.7 million, respectively.

Short term loans due to related parties

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.	$-	$15,710
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	4,133	-
General Steel China:Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	15,416	-
General Steel China:Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	21,397	-
General Steel China:Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1,359	-
General Steel China:Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,413	-
Longmen Joint Venture: Loans from financing sales.	35,839	-
Total short-term loans - related parties	$79,557	$15,710

Long-term loans due to related party

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due various dates from July 2013 to November 2015 and interest rates are 5.6% - 5.9% per annum	$92,973	$92,035
Current maturities of long-term loans – related party	54,885	-
Long-term loans - related party	$38,088	$92,035

As of December 31, 2012, the total assets used by the Company as collateral were $60.4 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $86.2 million and $80.7 million for the years ended December 31, 2012 and 2011, respectively.

Capitalized interest amounted to $0.7 million and $3.0 million for the years ended December 31, 2012 and 2011, respectively.

Note 10 – Customer deposits

As of December 31, 2012 and 2011, customer deposits amounted to $147.9 million and $158.8 million, respectively, including deposits received from relate parties, which amounted to $22.0 million and $68.3 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $35.1 million and $23.8 million in deposits due to sales representatives, including deposits due to related parties, as of December 31, 2012 and 2011, respectively.

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

The fair value of the warrants as of December 31, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

2007 Warrants
Expected volatility	86%
Expected dividend yield	0%
Risk-free interest rate	0.08%
Expected lives	0.36 years
Market price	$0.99
Strike price	$5.00

The fair value of the warrants as of December 31, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.17%	0.24%
Expected lives	1.37 years	0.48 years
Market price	$0.99	$0.99
Strike price	$5.00	$5.00

As of December 31, 2012 and 2011, derivative liabilities, which were included in other payables and accrued liabilities in the consolidated balance sheets, amounted to $1.0 thousand and $10.2 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	0.36

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $22.7 million and $22.5 million for the years ended December 31, 2012 and 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company paid income tax amounted to $0.6 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.1 million, which was not yet collected.

During the year ended December 31, 2012, the Company sold its 22.76% equity interest of Tongxing at the carrying value of $8.0 million to two individuals who are representatives from Long Steel Group, a related party. In connection with this transaction, the Company received a land use rights from Tongxing at carrying value for $3.6 million and settled with a payable in cash of $0.3 million that the Company has not been paid. In addition, the Company determined that dividend receivables of $0.9 million will be transferred to the two individuals and will not be collected from Tongxing after these transactions.

During the year ended December 31, 2012, the Company had receivables of $1.4 million as a result from the disposal of equipment that has not been collected.

During the year ended December 31, 2012, the Company converted $0.4 million of equipment into inventory productions.

During the year ended December 31, 2012, the Company converted $48.0 million of our accounts payable and other payables from our related parties to short term loans upon the execution of the loan agreements.

During the year ended December 31, 2012, the Company offset $43.6 million advance on inventory purchases to related parties as short-term loan repayments.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $587.3 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 15 – “ Capital lease obligations”.

During the year ended December 31, 2011, the Company recognized $13.8 million of lease income in related to other receivables – related parties that have not been collected.

During the year ended December 31, 2011, the Company issued 974,571 shares of common stock for repayment of debt of $4.8 million.

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Shaanxi Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Theromoelectric Co., Ltd. to the Labor Union Trust of Shaanxi Long Steel Group for $11.3 million on April 30, 2011. This transaction resulted in gain of $1.4 million, which is included in “Income from equity investments” in the consolidated statements of operations and comprehensive loss. As of December 31, 2011, the unpaid amount of $11.4 million was included in the other receivable – related parties.

Note 14 - Deferred lease income

To compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the “Longmen Sub-lease”), and $29.1 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the years ended December 31, 2012 and 2011, the Company recognized $2.1 million and $2.0 million, respectively. As of December 31, 2012 and 2011, the balance of deferred lease income amounted to $77.2 million and $78.5 million, respectively, of which $2.1 million and $2.1 million represents balance to be amortized within one year.

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production cost	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(2,119)	(2,008)
Exchange rate effect	794	1,995
Ending balance	77,199	78,524
Current portion	(2,120)	(2,099)
Noncurrent portion	$75,079	$76,425

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

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of December 31, 2012:

Year ending	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
December 31, 2013	$-	$-	$-
December 31, 2014	102,294	-	102,294
December 31, 2015	27,898	-	27,898
December 31, 2016	27,898	-	27,898
December 31, 2017	27,898	-	27,898
Thereafter	371,979	862,856	1,234,835
Total minimum lease payments	557,967	862,856	1,420,823
Less: amounts representing interest	(227,868)	(534,029)	(761,897)
Ending balance	$330,099	$328,827	$658,926

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2021 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the years ended December 31, 2012 and 2011 on the minimum lease payments were $20.6 million and $27.7 million, respectively.

Interest expense for the years ended December 31, 2012 and 2011 on the profit sharing liability were $22.5 million and $18.4 million, respectively.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the years ended December 31, 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

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

Government grant

On June 14, 2012 and December 31, 2012, the Company received government grants totaling $2.3 million (RMB 14.2 million) from the local government as economic development incentive for building material manufacturers, such as steel rebar and cement.

Realized income from future contracts

In May 2011, the Company entered a forward contract with one unrelated party to minimize the economic impact of price fluctuations of steel rebar. The contract was not material and only represent less than 1% of the Company’s anticipated rebar sales in 2011. The Company has not designated the derivative as a hedging instrument, and, as such, includes the realized gain or loss in other income (expense). For the year ended December 31, 2011, the Company realized $0.4 million gain on these contracts. There was no cash deposit held in the brokerage account and no trading financial assets and no open contracts held as of December 31, 2011. There are no required minimum investment amount and no specific contract period requirement on this future brokerage contract. The contract amount may be withdrawn at any time.

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the years ended December 31, 2012 and 2011, the Company recognized lease income of $2.1 million and $2.0 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2012 and 2011 are as follows:

(In thousands)	For the years ended December 31, 2012	For the years ended December 31, 2011
Current	$627	$175
Deferred	169	15,419
Total provision (benefit) for income taxes	$796	$15,594

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2012 and 2011 are as follows:

	December 31,2012	December 31,2011

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
China income tax rate	25.0%	25.0%
Effect of tax rate differential of subsidiaries/VIE	(8.3)%	(9.7)%
Effect of change in deferred tax assets valuation allowance	(10.9)%	(17.5)%
Effect of permanent differences	(6.1)%	(3.6)%
Total provision for income taxes**	(0.3)%	(5.8)%

**The negative effective tax rates for the years ended December 31, 2012 and 2011 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $345.7 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. After the filing of the 2010 Form 10-K/A, management reevaluated the Company’s future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China’s steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of December 31, 2012 and 2011 was $72.9 million and $47.7 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income, have been reclassified from the net operating losses carried forward for the year ended December 31, 2011 to conform with the 2012 presentation.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2012		December 31, 2011
	(in thousands)		(in thousands)
Beginning balance	$167	(A)	$15,301	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	2,484		912
Effective tax rate	25%		25%
Addition in deferred tax asset	621	(B)	228	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	95,453		143,180
Effective tax rate	15%		15%
Addition in deferred tax asset	14,318	(C)	21,477	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	22,427		6,112
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	5,607	(D)	1,528	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	29,836		58,611
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	4,475	(E)	8,792	(E)
(Addition) reversal in valuation allowance	(25,180	)(F)	(46,914	)(F)
Deconsolidation of Tongxing	(216	)(G)	-	(G)
Exchange difference	208	(H)	(245	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$167

Movement of valuation allowance:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$47,703	$-
Current period addition	25,180	46,914
Current period reversal	-	-
Deconsolidation of Tongxing	(216)	-
Exchange difference	224	789
Ending balance	$72,891	$47,703

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2012. The net operating loss carry forwards for United States income taxes amounted to $1.4 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2031. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowances as of December 31, 2012 and 2011were $0.5 million and $0.6 million, respectively. The net change in the valuation allowance for the years ended December 31, 2012 and 2011 was $0.1 million and $0.2 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $83.5 thousand and $0.7 million as of December 31, 2012 and 2011, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2012 and 2011, the Company had $4.2 million and $5.8 million, respectively, in value added tax credit which are available to offset future VAT payables.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $812.4 million and $985.9 million, respectively, for the year ended December 31, 2012, $771.4 million and $519.0 million, respectively, for the year ended December 31, 2011.

Taxes payable consisted of the following:

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
VAT taxes payable	$13,579	$4,856
Income taxes payable	68	96
Misc. taxes	3,027	6,422
Totals	$16,674	$11,374

Note 19 – Loss per share

The computation of loss per share is as follows:

 (in thousands, except per share data)

	For the year ended December 31, 2012	For the year ended December 31, 2011
Loss attributable to holders of common stock	$(152,697)	$(177,187)
Basic and diluted weighted average number of common shares outstanding	54,867	54,750
Loss per share
Basic and diluted	$(2.78)	$(3.24)

The Company had warrants exercisable for 3,900,871 and 6,678,649 shares of the Company’s common stock at December 31, 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the years ended December 31, 2012 and 2011.

Note 20 – Related party transactions and balances

Related party transactions

a. Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

Balance at December 31, 2012
(in thousands)
Machinery	$587,334
Less: accumulated depreciation	(46,497)
Carrying value of leased assets	$540,837

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities amounting to $34.2 million (RMB 215.8 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and had terminated the supplemental agreement early. There is no penalty for early termination.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2012 and 2011, General Steel (China) realized rental income $1.6 million and $3.1 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive loss.

c. The following chart summarized sales to related parties for the years ended December 31, 2012 and 2011.

Name of related parties	Relationship	For the year ended December 31, 2012	For the year ended December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$438,951	$337,359
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	5,953	94,984
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	76,130
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	147,968	187,689
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	92,724	160,422
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	46,998	58,299
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	53,866	37,432
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	20,014
Shaanxi Steel	Majority shareholder of Long Steel Group	3,332	19,735
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	24,515	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	35,542	69,872
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	47,110	48,991
Others	Entities either owned or have significant influence by our affiliates or management	243	842
Total		$897,202	$1,111,769

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d. The following charts summarize purchases from related parties for the years ended December 31, 2012 and 2011.

Name of related parties	Relationship	For the year ended December 31, 2012	For the year ended December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$483,058	$913,850
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	43,160	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	6,933	-
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	4,772
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	255,800	391,065
Xi’an Pinghe Metallurgical Raw
Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	88,094	37,890
Shaanxi Long Steel Group Baoji
Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	6,379	19,076
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	7,334	19,110
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	32,693	34,810
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,400	6,509
Others	Entities either owned or have significant influence by our affiliates or management	154	1,471
Total		$929,005	$1,428,553

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,319	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	6,000	-
Total		$69,319	$-

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$10,409	$9,187
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,017	3,141
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	303
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	18	755
Shaanxi Steel	Majority shareholder of Long Steel Group	2,435	7,207
Others		87	-
Total		$14,966	$20,593

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments on behalf of these related parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$301	$15,244
Shaanxi Steel	Majority shareholder of Long Steel Group	65,981	66,869
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	937
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	2,441
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,195	-
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	476	-
Teamlink Investment Co., Ltd.	Owned by CEO through indirect shareholding	-	2,000
Others	Entities either owned or have significant influence by our affiliates or management	429	188
Total		$68,382	$87,679

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,367	$1,028
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	41,316	15,678
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,733	3,538
Total		$46,416	$20,244

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$58,661	$46,487
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	91,511	11,231
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	5,652	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	25,511
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	5,278	12,800
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	13,919	14,856
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,146	1,185
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	875	1,600
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	52	8,034
Others	Entities either owned or have significant influence by our affiliates or management	335	124
Total		$177,432	$121,828

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$35,839	$-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	19,549	15,710
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	21,397	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,359	-
Yangpu Capital Automobile	artially owned by CEO through indirect shareholding	1,413	-
Total		$79,557	$15,710

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related party

Name of related party	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$54,885	$-
Total		$54,885	$-

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$2,770	$1,040
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	60,180	20,001
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	836	241
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	141	1,398
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	5,771
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,761	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,695	-
Others	Entities either owned or have significant influence by our affiliates or management	642	422
Total		$73,025	$28,873

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$4,869	$24,256
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	2,163	5,972
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	90	1,506
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,102
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	8,864	4,755
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,345
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	-	6,822
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	5,615	1,540
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	11,178
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	353	1,750
Others	Entities either owned or have significant influence by our affiliates or management	44	51
Total		$21,998	$68,277

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$619	$471
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	619	472
Total		$1,238	$943

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$38,088	$92,035
Total		$38,088	$92,035

The Company also provided guarantee on related parties’ bank loans amounting to $118.0 million and $56.6 million as of December 31, 2012 and 2011, respectively.

l. Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$43,008	$-
Total		$43,008	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

m.	Deferred lease income

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production costs	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(2,119)	(2,008)
Exchange rate effect	794	1,995
Ending balance	77,199	78,524
Current portion	(2,120)	(2,099)
Noncurrent portion	$75,079	$76,425

For the years ended December 31, 2012 and 2011, the Company realized lease income from Shaanxi Steel, a related party amounted $2.1 million and $2.0 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2012:

(in thousands)	Noncontrolling interest
	Total	Tongxing	Others
Balance at December 31, 2011	$(56,189)	$32,934	$(89,123)
Net income (loss) attributable to noncontrolling interest	(79,241)	341	(79,582)
Addition to special reserve	605	-	605
Usage of special reserve	(566)	-	(566)
Deconsolidation of Tongxing	(35,943)	(33,654)	(2,289)
Foreign currency translation adjustments	(729)	379	(1,108)
Balance at December 31, 2012	$(172,063)	$-	$(172,063)

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock. Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. During the year ended December 31, 2012, the Company has repurchased 1,381,328 shares with $1.4 million pursuant to the Share Repurchase Program. The Company had a total of 2,472,306 shares of treasury stock as of December 31, 2012.

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

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company was $7.4 million and $7.0 million for the years ended December 31, 2012 and 2011, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2012 and 2011, the Company contributed contributions of $0 and $0.1 million to these reserves, respectively.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2012 and 2011, the Company made contributions of $1.3 million and $0.1 million to these reserves, respectively and used $1.3 million and $nil of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of December 31, 2012 is as follows:

Year ending December 31,	Minimum lease payment
(in thousands)
(Unaudited)
2013	$2,938
2014	1,265
2015	670
2016	551
2017	551
Years after	19,639
Total minimum payments required	$25,614

Total rental expense amounted to $3.3 million and $1.1 million for the year ended December 31, 2012 and 2011, respectively.

Contractual Commitments

Longmen Joint Venture has $47.2 million contractual obligations related to construction projects as of December 31, 2012 to be payable by year ending December 31, 2013.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with a vendor to supply iron ore to be delivered based on the production demand. From December 2012 to December 2013, the minimum purchase commitment is 3 million tons at market price.

Contingencies

As of December 31, 2012, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $259.0 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$113,680	Various from January 2013 to March 2015
Bank loans	36,118	Various from April 2013 to August 2013
Confirming storage	37,545	Various from January 2013 to September 2013
Financing by the rights of goods delivery in future	50,666	Various from February 2013 to April 2013
Others	20,989
Total	$258,998

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$51,865	Various from January 2013 to August 2015
Long Steel Group Fuping Rolling Steel Co., Ltd	6,599	Various from January to April 2013
Yichang Zhongyi Industrial Co., Ltd	30,576	Various from April to May 2013
Jingmen Desheng Metal Co., Ltd	31,578	August 2013
Xi'an Laisheng Material Co., Ltd.	10,490	Various from February to May 2013
Xi’an Kaiyuan Steel Co., Ltd	4,540	April 2013
Shaanxi Tianyi Metal Materials Co., Ltd	10,404	April 2013
Shaanxi Hongan Material Co., Ltd.	8,903	Various from October to December 2013
Shaanxi Anlin Material Co., Ltd.	10,499	April 2013
Shaanxi Baolong Industry Co., Ltd.	1,966	November 2013
Chengdu Zhongyi Steel Co., Ltd.	7,688	December 2013
Hancheng Sanli Furnace Burden Co., Ltd.	15,235	March 2015
Tianjin Dazhan Industry Co., Ltd	25,883	Various from January to February 2013
Tianjin Hengying Trading Co., Ltd	13,210	Various from January 2013 to April 2014
Tianjin Qiu Steel Pipe Industry Co., Ltd	27,052	February 2013
X'an Longmen Trading Co., Ltd	948	September 2013
Xi'an Delong Logistics Co., Ltd.	1,562	August 2013
Total	$258,998

As of December 31, 2012, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents results of division operations for three months ended December 31, 2012 and 2011:

(In thousands)
Sales:	2012	2011
Longmen Joint Venture	$2,837,608	$3,496,551
Maoming Hengda	6,502	9,946
Baotou Steel Pipe Joint Venture	6,760	8,036
General Steel (China) & Tianwu Joint Venture	161,613	267,543
Total sales	3,012,483	3,782,076
Interdivision sales	(148,890)	(218,180)
Consolidated sales	$2,863,593	$3,563,896

Gross profit:	2012	2011
Longmen Joint Venture	$29,512	$(86,308)
Maoming Hengda	(1,350)	(392)
Baotou Steel	69	491
General Steel (China) & Tianwu Joint Venture	3,888	(3,845)
Total gross profit	32,119	(90,054)
Interdivision gross profit	-	1,840
Consolidated gross profit	$32,119	$(88,214)

Income (loss) from operations:	2012	2011
Longmen Joint Venture	$(45,582)	$(161,057)
Maoming Hengda	(19,789)	(2,568)
Baotou Steel	(7)	(2,516)
General Steel (China) & Tianwu Joint Venture	(2,539)	(10,902)
Total loss from operations	(67,917)	(177,043)
Interdivision income (loss) from operations	-	1,840
Reconciling item (1)	(5,041)	(4,838)
Consolidated loss from operations	$(72,958)	$(180,041)

Net income (loss) attributable to General Steel Holdings, Inc.:	2012	2011
Longmen Joint Venture	$(114,936)	$(161,897)
Maoming Hengda	(18,968)	3,763
Baotou Steel	(531)	(1,861)
General Steel (China) & Tianwu Joint Venture	(13,128)	(17,120)
Total net loss attributable to General Steel Holdings, Inc.	(147,563)	(177,115)
Interdivision net loss	-	(1,501)
Reconciling item (1)	(5,134)	1,429
Consolidated net loss attributable to General Steel Holdings, Inc.	$(152,697)	$(177,187)

Depreciation, amortization and depletion:	2012	2011
Longmen Joint Venture	$79,048	$54,755
Maoming Hengda	1,984	205
Baotou Steel	185	246
General Steel (China) & Tianwu Joint Venture	2,714	3,125
Consolidated depreciation, amortization and depletion	$83,931	$58,331

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance/interest expenses:	2012	2011
Longmen Joint Venture	$164,586	$104,372
Maoming Hengda	13	262
Baotou Steel	485	(10)
General Steel (China) & Tianwu Joint Venture	10,861	6,655
Interdivision interest expenses	-	(709)
Reconciling item (1)	297	4,379
Consolidated interest expenses	$176,242	$114,949

Capital expenditures:	2012	2011
Longmen Joint Venture	$31,863	$108,885
Maoming Hengda	73	1,978
Baotou Steel	11	32
General Steel (China) & Tianwu Joint Venture	55	44
Reconciling item (1)	-	-
Consolidated capital expenditures	$32,002	$110,939

Total Assets as of:	December 31, 2012	December 31, 2011
Longmen Joint Venture	$2,513,206	$ 2, 937,271
Maoming Hengda	29,687	48,350
Baotou Steel Pipe Joint Venture	5,186	8,093
General Steel (China) & Tianwu Joint Venture	152,965	146,150
Interdivision assets	(57,436)	(88,326)
Reconciling item (2)	7,074	2,583
Total Assets	$2,650,682	$3,054,121

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for both three and nine months ended December 31, 2012 and 2011.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of December 31, 2012 and December 31, 2011.

Note 26 – Subsequent events

In March 2013, Shaanxi Coal has agreed to provide bank loan guarantees to Longmen Joint Venture for amount of RMB 2.0 billion ($311.1 million).

On March 28, 2013, the Company granted senior management and directors 174,900 shares of common stock at $1.01 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(In thousands)

	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$88	$48
Restricted cash	-	4
Other receivables	19	1
Prepaid expense	45	60
TOTAL CURRENT ASSETS	152	113

OTHER ASSETS:
Intercompany receivable	83,320	85,106
TOTAL OTHER ASSETS	83,320	85,106

TOTAL ASSETS	$83,472	$85,219

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$7	$17
TOTAL CURRENT LIABILITIES	7	17

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	347,411	192,493
TOTAL OTHER LIABILITIES	347,411	192,493

TOTAL LIABILITIES	347,418	192,510

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:

Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2012 and 2011	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,269,838 and 56,601,988 shares issued, 54,797,532 and 55,511,010 shares outstanding as of December 31, 2012 and 2011, respectively	57	56
Treasury stock, at cost, 2,472,306 and 1,090,978 shares as of December 31, 2012 and 2011, respectively	(4,199)	(2,795)
Paid-in-capital	105,714	107,940
Statutory reserves	6,076	6,388
Accumulated deficits	(381,782)	(229,083)
Accumulated other comprehensive income	10,185	10,200
TOTAL SHAREHOLDER'S DEFICIENCY	(263,946)	(107,291)

TOTAL LIABILITIES AND DEFICIENCY	$83,472	$85,219

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands)

	2012	2011

OPERATING EXPENSES

General and administrative expenses	$(1,260)	$(2,149)
Total operating expenses	(1,260)	(2,149)

OTHER INCOME (EXPENSE)
Finance/interest (expense) income	-	(1.00)
Change in fair value of derivative liabilities	9	5,563
Total other income, net	9	5,562

EQUITY LOSS OF SUBSIDIARIES	(151,446)	(180,600)

NET LOSS	(152,697)	(177,187)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(802)	(787)
COMPREHENSIVE LOSS	$(153,499)	$(177,974)

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(In thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,697)	$(177,187)

Adjustments to reconcile net loss to cash provided (used in) by operating activities:
Change in fair value of derivative instrument	(9)	(5,563)
Stock issued for services and compensation	918	1,530
Loss from subsidiaries	151,446	180,600
Changes in operating assets and liabilities
Other receivables	(18)	1
Prepaid expense	15	141
Intercompany receivable	1,786	1,277
Other payables and accrued liabilities	(1)	(1)
Net cash provided by operating activities	1,440	798

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	4	1,126
Net cash provided by (used in) investing activities	4	1,126

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	(1,404)	(1,923)
Net cash used in financing activities	(1,404)	(1,923)

INCREASE IN CASH	40	1

CASH, beginning of year	48	47

CASH, end of year	$88	$48

Non-cash transactions of investing and financing activities:
Deconsolidation of a subsidiary as a reduction to paid-in-capital	$3,143	$-
Share issuance for intercompany's debt settlement	$-	$1,442

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

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

Refer to Note 12 of the Notes to the Consolidated Financial Statements for the convertible notes and derivative liabilities.

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

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

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

2012 Equity Transactions

On March 1, 2012, Longmen Joint Venture, the Company’s variable interest entity, sold its 22.76% equity interest of Tongxing to two individuals, who are the representatives from Long Steel Group. The Company recorded the deconsolidation of subsidiary transaction as a reduction of $3.1 million paid-in capital. Refer to Note 21 of the Notes to the Consolidated Financial Statements for the details of this transaction.

On March 26, 2012, the Company granted senior management and directors 165,400 shares of common stock at $0.75 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date. The Company recorded compensation expense of $0.1 million.

On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock. Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. During the year ended December 31, 2012, the Company has repurchased 1,381,328 shares with $1.4 million pursuant to the Share Repurchase Program. The Company had a total of 2,472,306 shares of treasury stock as of December 31, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation of Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2012 due to the material weaknesses in our internal control over financial reporting described below.

Despite the existence of the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financials included in this Annual Report on Form 10-K present, in all material aspects, our financial position, results of operations, comprehensive income and cash flows for the periods presented, in conformity with U.S. GAAP.

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

During our evaluation of the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we identified a material weakness related to not having sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our control did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts.

As a result of such material weakness, we concluded that our internal control over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit our Company to provide only management’s report in this Annual Report.

Remediation

We dedicated significant resources to correcting the material weakness that we identified and to ensuring that we take proper steps to improve our disclosure controls and procedures and our internal control over financial reporting.

We have taken a number of remediation actions that we believe will impact the effectiveness of our disclosure controls and procedures and our internal control over financial reporting including the following:

•	We have engaged outside professional consulting firms to supplement us with our internal control over financial reporting assessments and testing;
•	We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our outside professional consultants, and to continue to improve our ongoing review and supervision of our internal control over financial reporting; and
•	We have established an enhanced training program, including, but not limited to, accounting and auditing updates, and review of consolidated guidance of variable interest entities, to update our employees on current accounting pronouncements.

We believe the foregoing efforts will effectively remediate the material weakness described above in the future.

c)	Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, we have engaged accounting experts to assist management in identifying complicated accounting transactions and applying applicable accounting policies. In addition, we have strengthened our internal controls over contract management by adding procedures on documentations, identification and analysis of complex and unusual transactions. Otherwise noted above, there has not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Our Common Stock is listed on the New York Stock Exchange, or “NYSE.” Under NYSE listing standards, the Board of Directors is required to affirmatively determine that each “independent” director has no material relationship with our Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. Our Board has determined that the following directors are “independent” as required by NYSE listing standards: Yong Tao Si, Angela He, Qinghai Du, Zhongkui Cao, Wenbing Chris Wang, and James Hu.  Additionally, all members of our Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as required by NYSE listing standards.  The non-management directors, all of whom currently are independent, met once during the fiscal year ended December 31, 2012 without management present and James Hu served as the lead independent director at such meeting.

Our directors and executive officers are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	48	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	42	Director/Chief Financial Officer	03/07/05
Xiaozeng Xu	45	Director, General Manager of Longmen Joint Venture	10/13/10
James Hu	40	Independent Director	02/15/10
Angela He	43	Independent Director	07/23/10
Qinghai Du	74	Independent Director	08/28/07
Zhongkui Cao	63	Independent Director	04/13/07
Wenbing Chris Wang	42	Independent Director	11/13/07
Yongtao Si	58	Independent Director	07/23/10

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

Biographical information

Mr. Zuosheng Yu, age 48, Chairman of the Board of Directors. Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 42, Director. Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun city, Jilin province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. Xiao Zeng Xu, age 45, Director . Mr. Xu joined General Steel and was elected as a director in October, 2010. He currently serves as the Director and General Manager of Shaanxi Longmen Iron and Steel Co., Ltd., a subsidiary of our Company. Mr. Xu has been working at Shaanxi Longmen Iron and Steel Group Co., Ltd. in various positions for more than 20 years, including as Deputy Director of an iron making factory and Director of the Sales Department. Mr. Xu obtained a Masters in Business Administration from Xi’an Jiaotong University in 1996. Mr. Xu’s strong experience in the steel industry and extensive knowledge of our Company make him well suited to contribute to our Board of Directors

Mr. James Hu, age 40, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu served on the board of directors of SGOCO Group, Ltd. (NASDAQ: SGOC) and his auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Angela He, age 43, Independent Director.   Ms. He was elected as an independent director in July 2010.  She currently serves as the Chief Financial Officer of Procell Biotech Asia Corp. in Newport Beach, California and as an SEC reporting and accounting advisor to various publicly traded and private companies in the United States.  From 2010 to 2012, she served as the Chief Officer of Aero Technology in Long Beach, California. From 2006 to 2007, she served as a Senior Auditor for PriceWaterhouse Coopers in Los Angeles.  From 2003 to 2006, she served as an auditor for Moore Stephens Wurth Frazer and Torbet, LLP (now known as Frazer LLP).  Ms. He graduated with a Bachelor of Arts from California State University at Fullerton and is a California Certified Public Accountant. Ms. He’s strong accounting skills and experiences of advising public companies make her well suited to contribute to our Board of Directors.

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

Mr. Zhongkui Cao, age 63, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

Mr. Wenbing Chris Wang, age 42, Independent Director. Mr. Wang was elected as an independent director in November 2007. Since September, 2009, Mr. Wang has served as President and a Director of Fushi Copperweld, Inc. (“Fushi”). In addition, Mr. Wang was the Chief Financial Officer of Fushi from December 2005 to August 2009 and served as interim Chief Financial Officer of Fushi from March 2010 to October 2010. Mr. Wang received a degree in English from the Beijing University of Science and Technology in 1994 and an MBA in Finance and Corporate Accounting from the Simon Business School of the University of Rochester in 2002. His strong knowledge of finance and extensive experience in public company operations make him well suited to contribute to our board. In addition to his position as Director of Fushi, Mr. Wang also currently serves on the board of Orient Paper, Inc. (NYSEAmex: ONP).

Mr. Yong Tao Si, age 58, Independent Director. Mr. Si was elected as an independent director in July 2010.  From 2000 to April 2010, Mr. Si worked for Baotou Iron and Steel Group Co., Ltd., in the Inner Mongolian Autonomous Region, in various senior management positions including General Manger, Director and Chairman.   He also served as Vice President of the China Iron and Steel Association (“CISA”), a national, non-profit organization founded in 1999, formerly known as China Metallurgical Enterprise Management Association.  Mr. Si graduated from Beijing Science and Technology University with a degree in steel production. Mr. Si’s strong experience in the Chinese steel industry make him well suited to contribute to our Board of Directors.

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. All the members of our Board of Directors met one time during the fiscal year ended December 31, 2012.  Our Board of Directors acted by written consent five times during the fiscal year ended December 31, 2012.

It is our policy to encourage all directors to attend the Annual Meeting.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

Our Audit Committee consists of James Hu, Angela He and Wenbing Chris Wang.  Mr. Hu is the Chairman of the Audit Committee. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the SEC and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2012.

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

To the best of our knowledge, none of the following has ever occurred to any of our directors and officers.

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

Compensation Committee

Our Compensation Committee consists of James Hu, Angela He and Wenbing Chris Wang.  Ms. He is the Chairwoman of the Compensation Committee. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee met once during the fiscal year ended December 31, 2012.

The Compensation Committee reviews and recommends compensation policies and programs, as well as salary and other compensation levels for individual executives, including our Chief Executive Officer. The Compensation Committee makes these recommendations to our Board of Directors which, in turn, provides final approval on individual compensation matters for our executives. The Compensation Committee has the authority to retain any advisors, counsel and consultants as the members deem necessary in order to carry out these functions. The Compensation Committee also administers the compensation programs for our employees, including executive officers, reviews and approves all awards granted under these programs, and approves the compensation committee report. Our Board of Directors has adopted a written charter for the Compensation Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

Governance and Nominating Committee

Our Governance and Nominating Committee consists of James Hu, Angela He and Wenbing Chris Wang. Mr. Wang serves as the Chairman of the Governance and Nominating Committee.  All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2012.

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

Risk-Management Oversight

Risk is inherent in any business and our management is responsible for the day-to-day management of risks that we face.  Our Board of Directors has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to evaluate the risk management process to ensure its adequacy and to seek assurances that it is implemented properly by management.

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

Our Board of Directors periodically evaluates whether the leadership structure of our Board of Directors continues to be optimal for our Company and our stockholders. Although we believe that the combination of the Chairman and Chief Executive Officer roles is appropriate in our current circumstances, our Board of Directors has the flexibility to modify the leadership structure in the future if it determines that to be appropriate.

Communications with the Board of Directors

Stockholders and all interested parties who wish to communicate with our Board of Directors, or specific individual directors, may do so by directing correspondence to our Secretary, John Chen, at Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020. Such correspondence should prominently display the fact that it is a stockholder-director communication and indicate whether the correspondence should be forwarded to the entire Board of Directors or to particular directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of copies of such forms received with respect to fiscal year 2012 and the written representations received from certain reporting persons that no other reports were required, we believe that all Section 16(a) filings were timely made by our directors, executive officers and persons who own more than 10% of our common stock and other equity securities.

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

ITEM 11. EXECUTIVE COMPENSATION.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)(2)	Total ($) (1)
Zuosheng Yu,	2012	165,973	—	172,800	338,773
Chief Executive Officer	2011	161,632	—	272,700	434,332

John Chen,	2012	66,683	—	38,400	105,083
Chief Financial Officer	2011	64,351	—	60,600	124,951

(1)	The amounts shown were paid in RMB and were translated into U.S. dollars at the rate of $0.15865 per RMB for 2012, and $0.1545 per RMB for 2011.

(2)	The stock price assumption used to calculate the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 21 to the financial statements in this Annual Report, and Note 19 to the financial statements of the Company’s 2011 Annual Report on Form 10-K, respectively.

Director Compensation

The table below sets forth information regarding compensation earned by directors, other than our Chief Executive Officer and Chief Financial Officer, as compensation for their service to our Company during the year ended December 31, 2012.

Name	Stock Awards ($) (1)	Total ($) (1)
James Hu	$12,463	$12,463
Angela He	14,400	14,400
Qinghai Du	1,920	1,920
Zhongkui Cao	1,920	1,920
Wenbing Chris Wang	12,463	12,463
Yong Tao Si	9,600	9,600

(1)	The stock price assumption used to calculate the grant date fair value of all stock awards granted on the date indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 21 to the financial statements in the Company’s 2012 Annual Report on Form 10-K.

Currently, we do not pay annual fees to our directors. During fiscal year 2012, we granted fully-vested unregistered shares of common stock to our directors on a quarterly basis. We determined the amount of each grant based on level of involvement, responsibility and length of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year ended December 31, 2012, the members of the Compensation Committee were Angela He, James Hu and Wenbing Chris Wang.  In fiscal 2012, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of June 10, 2013, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	8,068,900	14.7%		10.3%
John Chen Chief Financial Officer and Director	150,000	*		*
Xiao Zeng Xu Director and General Manager of Longmen Joint Venture	98,800	*		*
James Hu Independent Director	43,750	*		*
Angela He Independent Director	37,500	*		*
Qinghai Du Independent Director	11,000	*		*
Zhongkui Cao Independent Director	11,000	*		*
Wenbing Chris Wang Independent Director	56,250	*		*
Yong Tao Si Independent Director	25,000	*		*
Executive Officers and Directors as a group	8,502,200	15.5%		10.8%
5% Owners
Golden Eight Investments Limited (2)	14,000,000	25.5%		17.9%

Series A Preferred Stock
Victory New Holdings Limited (3)	3,092,899		100%	30.0%

* Less than 1%

(1) Percentages based on 54,972,432 shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of June 10, 2013.

(2) Mr. Yu is the beneficial owner of 8,068,900 shares of common stock held in his name and 14,000,000 shares of common stock held in the name of Golden Eight Investments Limited (“Golden Eight”).  Mr. Yu is the sole director of Golden Eight.  Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the “Trust”).  Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight. Mr. Yu also has voting and investment control over 3,092,899 shares of Series A Preferred Stock held in the name of Victory New Holdings Limited, a British Virgin Islands registered company, which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

(3) Victory New Holdings Limited, a British Virgin Islands registered company (“Victory New”), is controlled by our Chairman and Chief Executive Officer, Zuosheng Yu.  Victory New holds 3,092,899 shares of our Series A Preferred Stock which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and preferred stock.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2012, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plans approved by stockholders	-	$-	640,466
Plans not approved by stockholders	-	-	-
Total		$	640,466

(1)	We grant fully vested, unregistered shares of our common stock to employees under our 2008 Equity Incentive Plan. Our stock grants are not restricted and therefore there are no securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents the number of securities remaining available for issuance under our 2008 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set for below are our related party transactions.

Related party transactions

Capital lease

As disclosed in Notes 1- “Background” and 15 – “ Capital lease obligations” to the financial statements in this Annual Report on Form 10-K, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties to our Company. The following is an analysis of the leased assets under the capital lease:

Balance at December 31, 2012
(in thousands)
Machinery	$587,334
Less: accumulated depreciation	(46,497)
Carrying value of leased assets	$540,837

The following is a schedule by year of future minimum lease payments under the capital lease and profit sharing liability to the lessor, Shaanxi Steel, and the present value of the net minimum lease payments as of December 31, 2012.

Year ending	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
December 31, 2013	$-	$-	$-
December 31, 2014	102,294	-	102,294
December 31, 2015	27,898	-	27,898
December 31, 2016	27,898	-	27,898
December 31, 2017	27,898	-	27,898
Thereafter	371,979	862,856	1,234,835
Total minimum lease payments	557,967	862,856	1,420,823
Less: amounts representing interest	(227,868)	(534,029)	(761,897)
Ending balance	$330,099	$328,827	$658,926

 As of December 31, 2012 and, 2011, the amount payable to Shaanxi Steel was approximately $46.5 million and $18.4 million, respectively, and was included in the current portion of capital lease obligation.

 On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities amounting to RMB 215.8 million ($34.2 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement is from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) is approximately $0.3 million (RMB1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee had informed the Company that they did not intend to extend the lease at June 30, 2012 and had terminated the supplemental agreement early. There is no penalty for early termination.

For the years ended December 31, 2012 and 2011, General Steel (China) realized rental income of $1.6 million and $3.1 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operation and comprehensive loss.

The following chart summarized sales to related parties for the years ended December 31, 2012 and 2011.

Name of related parties	Relationship	For the year ended December 31, 2012	For the year ended December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$438,951	$337,359
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	5,953	94,984
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	76,130
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	147,968	187,689
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	92,724	160,422
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	46,998	58,299
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	53,866	37,432
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	20,014
Shaanxi Steel	Majority shareholder of Long Steel Group	3,332	19,735
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	24,515	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	35,542	69,872
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	47,110	48,991
Others	Entities either owned or have significant influence by our affiliates or management	243	842
Total		$897,202	$1,111,769

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

The following charts summarize purchases from related parties for the years ended December 31, 2012 and 2011.

Name of related parties	Relationship	For the year ended December 31, 2012	For the year ended December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$483,058	$913,850
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	43,160	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	6,933	-
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	4,772
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	255,800	391,065
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	88,094	37,890
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	6,379	19,076
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	7,334	19,110
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	32,693	34,810
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	5,400	6,509
Others	Entities either owned or have significant influence by our affiliates or management	154	1,471
Total		$929,005	$1,428,553

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,319	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	6,000	-
Total		$69,319	$-

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$10,409	$9,187
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,017	3,141
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	303
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	18	755
Shaanxi Steel	Majority shareholder of Long Steel Group	2,435	7,207
Others		87	-
Total		$14,966	$20,593

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between our Company and our related parties, such as advances or payments on behalf of these related parties.

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$301	$15,244
Shaanxi Steel	Majority shareholder of Long Steel Group	65,981	66,869
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	937
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	2,441
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,195	-
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	476	-
Teamlink Investment Co., Ltd.	Owned by CEO through indirect shareholding	-	2,000
Others	Entities either owned or have significant influence by our affiliates or management	429	188
Total		$68,382	$87,679

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,367	$1,028
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	41,316	15,678
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,733	3,538
Total		$46,416	$20,244

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$58,661	$46,487
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	91,511	11,231
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	5,652	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	25,511
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	5,278	12,800
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	13,919	14,856
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,146	1,185
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	875	1,600
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	52	8,034
Others	Entities either owned or have significant influence by our affiliates or management	335	124
Total		$177,432	$121,828

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$35,839	$-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	19,549	15,710
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	21,397	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,359	-
Yangpu Capital Automobile	artially owned by CEO through indirect shareholding	1,413	-
Total		$79,557	$15,710

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related party:

Name of related party	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$54,885	$-
Total		$54,885	$-

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between our Company and our related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$2,770	$1,040
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	60,180	20,001
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	836	241
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	141	1,398
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	5,771
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,761	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,695	-
Others	Entities either owned or have significant influence by our affiliates or management	642	422
Total		$73,025	$28,873

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$4,869	$24,256
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	2,163	5,972
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	90	1,506
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,102
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	8,864	4,755
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,345
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	-	6,822
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	5,615	1,540
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	11,178
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	353	1,750
Others	Entities either owned or have significant influence by our affiliates or management	44	51
Total		$21,998	$68,277

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$619	$471
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	619	472
Total		$1,238	$943

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$38,088	$92,035
Total		$38,088	$92,035

We also provided guarantees on related parties’ bank loans amounting to $118.0 million and $56.6 million as of December 31, 2012 and 2011, respectively.

1.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between our Company and our related party, Shaanxi Steel, in which we received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	December 31, 2012	December 31, 2011
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$43,008	$-
Total		$43,008	$-

m.	Deferred lease income

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Beginning balance	$78,524	$57,591
Add: Reimbursement for trial production costs	-	14,042
Add: Deferred depreciation cost during free use period	-	6,904
Less: Lease income realized	(2,119)	(2,008)
Exchange rate effect	794	1,995
Ending balance	77,199	78,524
Current portion	(2,120)	(2,099)
Noncurrent portion	$75,079	$76,425

For the years ended December 31, 2012 and 2011, we realized deferred lease income from Shaanxi Steel, a related party amounted $2.1 million and $2.0 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2012	2011
Audit fees	$900,000	$3,037,675
Audit-related fees	$-	$-
Tax fees	$29,000	$29,000
All other fees	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns. Please note that the audit fees include services provided by both of our current and former independent registered public accounting firms. Our current auditor, Friedman LLP, fees are $900,000 and $770,000 in fiscal year 2012 and 2011, respectively. We had terminated our former auditor, PricewaterhouseCoopers Zhong Tian CPAs Limited Company, on December 19, 2012, and their fees were $2,187,675 in fiscal year 2011. Our former auditor, Frazer Frost LLP (“Frazer Frost”), fees were $109,000, as Frazer Frost still provided services to us in through the transition of our auditors in fiscal year 2011.

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

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2012 and related fees were approved in advance by our Audit Committee.

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

The Audit Committee discussed with Friedman LLP, our independent registered public accounting firm (independent auditors) for the fiscal year ended December 31, 2012, who are responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under generally accepted auditing standards including Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), other standards of the Public Company Accounting Oversight Board (United States), rules of the Securities and Exchange Commission and other applicable regulations.  In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from management and our Company, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, which the Audit Committee received from the independent registered public accounting firm, and considered the compatibility of non-audit services with the independent registered public accounting firm’s independence.

The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting.

The Audit Committee discussed with our independent registered public accounting firm and the persons responsible for the internal audit function the overall scope and plans for their respective audits. The Audit Committee meets with the independent registered public accounting firm and the persons responsible for the internal audit function, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal control, including internal control over financial reporting, and the overall quality of our financial reporting.  During 2012, the Audit Committee held four meetings, including quarterly closing conferences with the independent registered public accounting firm and management during which financial results and related issues were reviewed and discussed prior to the release of quarterly results to the public.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) and (b)	(1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES set forth below

(3) See (c) below.

The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets —December 31, 2012 and 2011
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012, and 2011
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2012 and 2011
•	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
•	Notes to Consolidated Financial Statements

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
Date: June 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	June 17, 2013
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	June 17, 2013
CHEN, John	(Principal Accounting and Financial Officer)

/s/ Xiao Zeng Xu	Director	June 17, 2013
XU, Xiao Zeng

/s/ James Hu	Independent Director	June 17, 2013
HU, James

/s/ Angela He	Independent Director	June 17, 2013
HE, Angela

/s/ Qinghai Du	Independent Director	June 17, 2013
DU, Qinghai

/s/ Zhong Kui Cao	Independent Director	June 17, 2013
CAO, Zhong Kui

/s/ Chris Wang	Independent Director	June 17, 2013
WANG, Chris

/s/ Yong Tao Si	Independent Director	June 17, 2013
SI, Yong Tao

