Form 10-Q
period 2013-03-31
GENERAL STEEL HOLDINGS INC
filed 2013-08-06
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of August 1, 2013, 55,135,582 shares of common stock, par value $0.001 per share, were outstanding.

 PART I – FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$65,799	$46,467
Restricted cash	270,167	323,420
Notes receivable	118,527	145,502
Restricted notes receivable	260,531	357,900
Loans receivable - related parties	6,000	69,319
Accounts receivable, net	17,154	6,695
Accounts receivable - related parties	8,231	14,966
Other receivables, net	11,455	8,407
Other receivables - related parties	89,015	68,382
Inventories	247,930	212,671
Advances on inventory purchase	57,341	79,715
Advances on inventory purchase - related parties	5,259	46,416
Prepaid expense and other	1,494	450
Prepaid taxes	23,202	24,116
Short-term investment	2,633	2,619
TOTAL CURRENT ASSETS	1,184,738	1,407,045

PLANT AND EQUIPMENT, net	1,172,318	1,167,836

OTHER ASSETS:
Advances on equipment purchase	14,549	6,499
Long-term other receivable	43,252	43,008
Investment in unconsolidated entities	958	1,166
Long-term deferred expense	807	1,062
Intangible assets, net of accumulated amortization	23,976	24,066
TOTAL OTHER ASSETS	83,542	75,801

TOTAL ASSETS	$2,440,598	$2,650,682

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$785,519	$983,813
Accounts payable	411,776	352,052
Accounts payable - related parties	154,492	177,432
Short term loans - bank	117,124	147,124
Short term loans - others	148,023	147,323
Short term loans - related parties	104,390	79,557
Current maturities of long-term loans - related party	59,984	54,885
Other payables and accrued liabilities	56,785	54,589
Other payable - related parties	82,232	73,025
Customer deposits	104,609	125,890
Customer deposits - related parties	12,649	21,998
Deposit due to sales representatives	40,484	33,870
Deposit due to sales representatives - related parties	1,772	1,238
Taxes payable	12,334	16,674
Deferred lease income, current	2,132	2,120
TOTAL CURRENT LIABILITIES	2,094,305	2,271,590

NON-CURRENT LIABILITIES:
Long-term loans - related party	33,516	38,088
Long-term other payable - related party	43,252	43,008
Deferred lease income, noncurrent	74,971	75,079
Capital lease obligations	337,075	330,099
Profit sharing liability	283,831	328,827
Other noncurrent liabilities	1,373	-
TOTAL NON-CURRENT LIABILITIES	774,018	815,101

TOTAL LIABILITIES	2,868,323	3,086,691

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding as of March 31, 2013 and December 31, 2012	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,444,738 and 57,269,838 shares issued, 54,972,432 and 54,797,532 shares outstanding
as of March 31, 2013 and December 31, 2012, respectively	57	57
Treasury stock, at cost, 2,472,306 shares as of March 31, 2013 and
December 31, 2012	(4,199)	(4,199)
Paid-in-capital	105,959	105,714
Statutory reserves	6,103	6,076
Accumulated deficits	(378,679)	(381,782)
Accumulated other comprehensive income	8,621	10,185
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(262,135)	(263,946)

NONCONTROLLING INTERESTS	(165,590)	(172,063)

TOTAL DEFICIENCY	(427,725)	(436,009)

TOTAL LIABILITIES AND DEFICIENCY	$2,440,598	$2,650,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)
(In thousands, except per share data)

	2013	2012

SALES	$502,431	$383,797

SALES - RELATED PARTIES	148,860	264,244
TOTAL SALES	651,291	648,041

COST OF GOODS SOLD	498,626	381,726

COST OF GOODS SOLD - RELATED PARTIES	148,598	260,685
TOTAL COST OF GOODS SOLD	647,224	642,411

GROSS PROFIT	4,067	5,630

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(18,955)	(18,629)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	51,892	-

INCOME (LOSS) FROM OPERATIONS	37,004	(12,999)

OTHER INCOME (EXPENSE)
Interest income	2,439	5,556
Finance/interest expense	(29,970)	(48,366)
Change in fair value of derivative liabilities	1	(13)
Gain (loss) on disposal of equipment	331	(119)
Loss from equity investments	(42)	(43)
Foreign currency transaction gain	28	385
Lease income	532	530
Other non-operating income (expense), net	268	(143)
Other expense, net	(26,413)	(42,213)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	10,591	(55,212)

PROVISION FOR INCOME TAXES
Current	71	367
Deferred	-	169
Provision for income taxes	71	536

NET INCOME (LOSS)	10,520	(55,748)

Less: Net income (loss) attributable to noncontrolling interest	7,417	(20,964)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$3,103	$(34,784)

NET INCOME (LOSS)	$10,520	$(55,748)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,526)	(1,469)

COMPREHENSIVE INCOME (LOSS)	7,994	(57,217)

Less: Comprehensive income (loss) attributable to noncontrolling interest	6,455	(21,440)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$1,539	$(35,777)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,805	55,520

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$0.06	$(0.63)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)
(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,520	$(55,748)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	21,358	20,559
Change in fair value of derivative liabilities	(1)	13
(Gain) loss on disposal of equipment	(331)	119
Provision for doubtful accounts	(42)	5
Reservation of mine maintenance fee	45	254
Stock issued for services and compensation	245	262
Amortization of deferred financing cost on capital lease	10,208	10,839
Loss from equity investments	42	43
Foreign currency transaction gain	(28)	(385)
Deferred tax assets	-	169
Deferred lease income	(532)	(530)
Change in fair value of profit sharing liability	(51,892)	-
Changes in operating assets and liabilities
Notes receivable	27,752	22,048
Accounts receivable	(9,426)	(5,887)
Accounts receivable - related parties	6,808	(32,374)
Other receivables	(2,826)	3,371
Other receivables - related parties	(20,212)	(5,999)
Inventories	(37,526)	(61,814)
Advances on inventory purchases	22,786	(36,580)
Advances on inventory purchases - related parties	(46,883)	(68,061)
Prepaid expense and other	(1,039)	32
Long-term deferred expense	260	88
Prepaid taxes	1,049	5,513
Accounts payable	57,648	(104,700)
Accounts payable - related parties	39,661	103,918
Other payables and accrued liabilities	1,887	(5,924)
Other payables - related parties	8,789	72,220
Customer deposits	(21,956)	(10,653)
Customer deposits - related parties	(9,457)	(11,467)
Taxes payable	(4,427)	(6,355)
Other noncurrent liabilities	1,370	-
Net cash provided by (used in) operating activities	3,850	(167,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	54,991	(54,126)
Loans to related parties	-	(65,359)
Cash proceeds from short term investment	-	79
Cash proceeds from sales of equipment	4	-
Equipment purchase and intangible assets	(24,093)	(10,729)
Effect on cash due to deconsolidating of a subsidiary	-	(2,977)
Net cash provided by (used in) investing activities	30,902	(133,112)

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	99,224	(19,891)
Borrowings on short term notes payable	289,548	467,269
Payments on short term notes payable	(493,064)	(341,435)
Borrowings on short term loans - bank	32,563	150,252
Payments on short term loans - bank	(63,315)	(87,102)
Borrowings on short term loan - others	21,296	119,089
Payments on short term loans - others	(21,432)	(65,486)
Borrowings on short term loan - related parties	142,999	85,197
Payments on short term loans - related parties	(30,430)	(54,453)
Deposits due to sales representatives	6,411	10,481
Deposit due to sales representatives - related parties	526	286
Net cash (used in) provided by financing activities	(15,674)	264,207

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	254	429

INCREASE (DECREASE) IN CASH	19,332	(35,500)

CASH, beginning of period	46,467	120,016

CASH, end of period	$65,799	$84,516

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $590.7 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

The Agreement leverages each of the parties’ operating strengths, allowing the Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, these new facilities are expected to contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of their iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to give a fair statement have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2012 annual report filed on Form 10-K filed on June 17, 2013.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current assets	$1,129,118	$1,285,967
Plant and equipment, net	1,160,089	1,154,811
Other noncurrent assets	80,424	72,428
Total assets	2,369,631	2,513,206
Total liabilities	(2,784,151)	(2,943,761)
Net liabilities	$(415,520)	$(430,555)

VIE and its subsidiaries’ liabilities consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$785,296	$971,117
Accounts payable	386,434	324,563
Accounts payable - related parties	154,146	177,160
Short term loans - bank	84,753	114,935
Short term loans - others	141,956	141,290
Short term loans - related parties	97,766	35,839
Current maturities of long-term loans – related party	55,196	54,885
Other payables and accrued liabilities	38,490	29,769
Other payables - related parties	67,261	64,941
Customer deposits	104,328	109,120
Customer deposits - related parties	12,649	21,998
Deposit due to sales representatives	40,484	33,870
Deposit due to sales representatives – related parties	1,772	1,238
Taxes payable	11,106	15,339
Deferred lease income	2,132	2,120
Intercompany payable to be eliminated	21,576	30,476
Total current liabilities	2,005,345	2,128,660
Non-current liabilities:
Long term loans - related parties	38,304	38,088
Long-term other payable – related party	43,252	43,008
Deferred lease income - noncurrent	74,971	75,079
Capital lease obligations	337,075	330,099
Profit sharing liability	283,831	328,827
Other noncurrent liabilities	1,373	-
Total non-current liabilities	778,806	815,101
Total liabilities of consolidated VIE	$2,784,151	$2,943,761

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   VIE and its subsidiaries’ statements of operations are as follows:

	Three months ended March 31, 2013	Three months ended March, 2012
	(in thousands)	(in thousands)
Sales	$646,748	$643,276
Gross profit	$4,367	$5,275
Income (loss) from operations	$40,050	$(11,594)
Net income (loss) attributable to controlling interest	$8,325	$(30,348)

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

On March 1, 2012, Longmen Joint Venture sold its 22.76% equity interest of Tongxing to two individuals, who are the representatives from Long Steel Group. As of March 1, 2012, Tongxing had a carrying value of net assets of $40.5 million which were included in the consolidated net assets of the Company and a noncontrolling interest in Tongxing of $32.5 million. The Company retained the land use right associated with the Tongxing property adjacent to the Longmen Joint Venture facility, which had a carrying value of $3.6 million immediately prior to the transaction and relinquished its controlling interest in the remaining net assets (primarily operating assets). In connection with the transaction, the Company also settled with a payable in cash of $0.3 million and transferred the dividend receivable of $0.9 million from Tongxing to the two individuals. These arrangements meet the criteria of ASC 810-10-40-6b and 6d, deconsolidation of a Subsidiary with multiple arrangements treated as a single transaction. As the land use rights held in Tongxing have been included as part of the Company’s consolidated assets, this transaction was considered as a change in the Company’s ownership interest in the land use right similar to a change in a parent company’s ownership interest in a subsidiary in accordance with ASC 810-10-45-23 and therefore the carrying value of the land use right was not stepped up to fair value. The net impact of these transactions resulted in a reduction of $3.1 million paid-in capital as of March 31, 2012.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of March 31, 2013 and December 31, 2012 were (6.7) and (7.1), respectively. As of March 31, 2013, the Company’s current liabilities exceed current assets (excluding non-cash item) by $907.4 million. And as of August 31, 2013, the Company’s estimated current liabilities may exceed current assets (excluding non-cash item) by $954.9 million.

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

Line of credit

The Company received lines of credit from four major banks totaling $124.7 million with expiration dates ranging from August 25, 2014 to October 26, 2014.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of China	19.4	August 25, 2014 to October 26, 2014
China Everbright Bank	48.6	October 8, 2014
Bank of Ningxia	24.3	September 27, 2014
Bank of Xi’an	32.4	October 9, 2014
Total	$124.7

As of the date of this report, the Company utilized $76.1 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $729.0 million with the following companies:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company	Financing period covered	Financing Amount (in millions)

Company A – related party	January 6, 2013 – January 5, 2015	$162.0
Company B – third party	January 6, 2013 – January 5, 2015	81.0
Company C – third party	October 1, 2013 – March 31, 2015	486.0
Total		$729.0

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. Each company has signed a two-year agreement with Longmen Joint Venture which was effective on January 6, 2013 to finance Longmen Joint Venture for its coke purchase for a two-year period. According to the above signed agreement, both Company A and B will not demand any cash payments for next two years. As of the date of this report, our payables to Company A and Company B were approximately $53.2 million and $47.2 million, respectively.

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. In October 2012, Company C signed a one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $158.3 million to commence on October 1, 2012. In June 2013, Company C signed another one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $318.4 million to commence on October 1, 2013. According to the agreement, Company C agrees to provide an amount not less than $318.4 million in iron ore to Longmen Joint Venture. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. The agreement also helps secure Company C’s iron ore sales to Longmen Joint Venture. On June 28, 2013, Company C agreed to increase the finance amount limit to $486.0 million and extended the financing period to March 31, 2015. As of the date of this report, our payable to Company C is approximately $0.1 million.

Financing sales

As part of our working capital management, Longmen Joint Venture has entered into an additional financing sales agreement with a third party company, Company D and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”) (“financing sales”) to provide liquidity to the Company in the total amount of $81.0 million. See Note 9 for financing sales details.

Based on the contract terms, from December 31, 2012 until the earlier of the expiration date of the contract or December 31, 2013, the advance payment balance from Company D cannot be less than $81.0 million. The contract has been extended to December 31, 2014. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company D is approximately $55.7 million.

Other financing

On January 7, 2013, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $44.6 million in financial support from a two-year balancing payment extension granted by the following three companies:

Company	Financing period covered	Financing Amount (in millions)

Company E – related party	January 7, 2013 – January 6, 2015	$16.2
Company F – related party	January 7, 2013 – January 6, 2015	21.1
Company G – related party	January 7, 2013 – January 6, 2015	7.3
Total		$44.6

According to the contract terms, Company E, Company F and Company G, have agreed to grant a two year payment extension in the amounts of $16.2 million, $21.1 million and $7.3 million respectively. As of the date of this report, our payables to Company E, Company F and Company G are approximately $17.1 million, $5.1 million and $18.6 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of June 30, 2013, Longmen Joint Venture has collected a total amount of $32.6 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from August 31, 2013 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of August 31, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended August 31, 2014
Estimated current liabilities over current assets (excluding non-cash items) as of August 31, 2013 (unaudited)	$(954.9)
Projected cash financing and outflows:
Cash provided by line of credit from banks	124.7
Cash provided by vendor financing	729.0
Cash provided by financing sales	81.0
Cash provided by other financing	44.6
Cash provided by sales representatives	32.6
Cash projected to be used in operations in the twelve months ended August 31, 2014	(31.9)
Net projected change in cash for the twelve months ended August 31, 2014	$25.1

As a result, the unaudited condensed consolidated financial statements for the period ended March 31, 2013 have been prepared on a going concern basis.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of March 31, 2013 and December 31, 2012, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2013 and December 31, 2012 amounted to $336.0 million and $369.9 million, including $9.5 million and $2.3 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of March 31, 2013, $0.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company’s five major customers are all distributors and collectively represented approximately 20.4% and 45.0% of the Company’s total sales for the three months ended March 31, 2013 and 2012, respectively. These five major customers accounted for 0% and 47.8% of total accounts receivable, including related parties, as of March 31, 2013 and December 31, 2012, respectively. None of the five major customers accounted for more than 10% of total accounts receivable as of March 31, 2013 and one of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2012.

For the three months ended March 31, 2013 and 2012, the Company purchased approximately 32.6% and 65.3% of its raw materials from five major suppliers, respectively. These five vendors accounted for 30.2% and 33.8% of total accounts payable, including related parties, as of March 31, 2013 and December 31, 2012, respectively. One of the five major suppliers individually accounted for more than 10% of total accounts payable as of March 31, 2013 and one of the five major suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2012.

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

Translation adjustments included in accumulated other comprehensive income amounted to $8.6 million and $10.2 million as of March 31, 2013 and December 31, 2012, respectively. The balance sheet amounts, with the exception of equity at March 31, 2013 and December 31, 2012 were translated at 6.27 RMB and 6.30 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2013 and 2012 were 6.28 RMB and 6.30 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The above assumptions were reviewed by the Company at March 31, 2013 and the Company changed those assumptions as compared to the assumption used at December 31, 2012 because of the changes in market conditions in PRC. Since the Company had the most updated information from the banks, GDP report and the operating results from the three and six months ended June 30, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the beginning of the period ended March 31, 2013 and recorded a gain on change in fair value of profit sharing liability of $51.9 million.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly. If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended March 31, 2013 would have been $315.7 million and we would reduce a gain on the change in the fair value of profit sharing liabilities by $38.8 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended March 31, 2013 would have been $266.6 million and we would increase a gain on the change in the fair value of profit sharing liabilities by $10.7 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013:

(in thousands)	Carrying Value as of March 31, 2013	Fair Value Measurements at March 31, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$283,831	$-	$-	$283,831
Total	$283,831	$-	$-	$283,831

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three month ended March 31, 2013 and for the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$328,828	$303,243
Change in fair value of profit sharing liability	(51,892)	-
Current period interest expense accreted	5,113	22,499
Change of derivative liabilities charged to earnings	(1)	9
Exchange rate effect	1,783	3,077
Ending balance	$283,831	$328,828

Except for the derivative liabilities and profit sharing liability, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting standard. The carrying value of the long term loans-related party approximates to its fair value as of the reporting date.

(i)	Notes receivable

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

Interest expenses for early submission request of payment for the three months ended March 31, 2013 and 2012 amounted to $10.8 million and $20.9 million, respectively.

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

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2013, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $23.7 million (RMB 148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.6 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,787	2050 & 2053
Longmen Joint Venture	$23,720	2048 & 2052
Maoming Hengda	$2,649	2054

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 The table below summarizes Longmen Joint Venture’s investment holdings as of March 31, 2013 and December 31, 2012.

Unconsolidated entities	Year acquired	March 31, 2013 Net investment (In thousands)	Owned %	December 31, 2012 Net investment (In thousands)	Owned %
Xian Delong Powder Engineering Materials Co., Ltd.	2007	$958	24.1	$1,166	24.1

Total investment income (loss) in unconsolidated subsidiaries amounted to $(0.04) million and $(0.04) million for the three months ended March 31, 2013 and 2012, respectively, which was included in “Loss from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(l)	Recently issued accounting pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this guidance is not expected to have any significant impact on the Company’s unaudited condensed consolidated financial statements.

(m)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	-	63,319
Loan to Teamlink Investment Co., Ltd; due in June 2013; interest rate was 4.75%	6,000	6,000
Total loans receivable – related parties	$6,000	$69,319

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Accounts receivable	$18,489	$8,062
Less: allowance for doubtful accounts	(1,335)	(1,367)
Accounts receivable – related parties	8,231	14,966
Net accounts receivable	$25,385	$21,661

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Movement of allowance for doubtful accounts is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$1,367	$2,023
Charge to expense	-	433
Less: recovery	(40)	(1,109)
Exchange rate effect	8	20
Ending balance	$1,335	$1,367

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Supplies	$23,609	$23,123
Raw materials	141,756	141,503
Finished goods	96,030	57,630
Less: allowance for inventory valuation	(13,465)	(9,585)
Total inventories	$247,930	$212,671

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2013 and December 31, 2012, the Company had provided allowance for inventory valuation in the amounts of $13.4 million and $9.6 million, respectively.

Movement of allowance for inventory valuation is as follows:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$9,585	$38,143
Addition	13,441	9,582
Less: write-off	(9,623)	(38,519)
Exchange rate effect	62	379
Ending balance	$13,465	$9,585

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $62.6 million and $126.1 million as of March 31, 2013 and December 31, 2012, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Buildings and improvements	$216,924	$214,661
Machinery	579,267	573,572
Machinery under capital lease	590,665	587,334
Transportation and other equipment	21,197	20,274
Construction in progress	19,232	4,645
Subtotal	1,427,285	1,400,486
Less: accumulated depreciation	(254,967)	(232,650)
Total	$1,172,318	$1,167,836

Construction in progress consisted of the following as of March 31, 2013:

Construction in progress	Value	Completion
description	(In thousands)	date
900 Thousands tons seismic resistant steel production line	$15,246	August 2013
1.2 million tons high-strength steel production line	1,664	October 2013
Iron-making system dust removing equipment	132	August 2013
Drainage system	277	September 2013
Factory wall repair	126	July 2013
Gas pipe repair	30	September 2013
Project materials	201
Others	1,556
Total	$19,232

The Group is obligated under a capital lease for new iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$590,665	$587,334
Less: accumulated depreciation	(53,775)	(46,497)
Carrying value of leased assets	$536,890	$540,837

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

The Company assessed the recoverability of all of its remaining long lived assets at March 31, 2013 and such assessment did not result in any other impairment charges for the period ended March 31, 2013.

Depreciation expenses for the three months ended March 31, 2013 and 2012 amounted to $21.1 million and $20.1 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended March 31, 2013 and 2012, which amounted to $7.0 million and $7.0 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Land use rights	$30,156	$29,986
Mining right	2,397	2,384
Software	727	692
Subtotal	33,280	33,062
Less:
Accumulated amortization – land use rights	(7,786)	(7,577)
Accumulated amortization – mining right	(1,057)	(993)
Accumulated amortization – software	(461)	(426)
Subtotal	(9,304)	(8,996)
Intangible assets, net	$23,976	$24,066

The gross amount of the intangible assets amounted to $33.3 million and $33.1 million as of March 31, 2013 and December 31, 2012, respectively. The remaining weighted average amortization period is 34.2 years as of March 31, 2013.

Total amortization expense for the three months ended March 31, 2013 and 2012 amounted to $0.2 million and $0.3 million, respectively.

Total depletion expense for the three months ended March 31, 2013 and 2012 amounted to $0.1 million and $0.06 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
March 31, 2014	$1,025	22,951
March 31, 2015	1,025	21,926
March 31, 2016	1,025	20,901
March 31, 2017	1,025	19,876
March 31, 2018	1,025	18,851
Thereafter	18,851	-
Total	$23,976

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $269.4 million and $322.7 million as of March 31, 2013 and December 31, 2012, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $248.4 million and $345.8 million as of March 31, 2013 and December 31, 2012, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 The Company had the following short-term notes payable as of:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Notes payable to China Agricultural Bank, due September 2013. Restricted cash required of $0.2 million and $6.3 million as of March 31, 2013 and December 31, 2012, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$223	$12,696
Longmen Joint Venture: Notes payable to various banks in China, due various dates from April 2013 to September 2013. $269.2 million restricted cash and $248.4 million notes receivable are secured for notes payable as of March 31, 2013, and comparatively $316.4 million restricted cash and $345.8 million notes receivable secured as of December 31, 2012, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	785,296	971,117
Total short-term notes payable	$785,519	$983,813

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from May 2013 to March 2014. Weighted average interest rate was 7.2% per annum and 7.6% per annum as of March 31, 2013 and December 31, 2012, respectively; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$32,372	$32,189
Longmen Joint Venture: Loans from various banks in China, due various dates from June 2013 to February 2014. Weighted average interest rate was 6.7% per annum and 6.8% per annum as of March 31, 2013 and December 31, 2012, respectively; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	84,752	114,935
Total short-term loans - bank	$117,124	$147,124

As of March 31, 2013 and December 31, 2012, the Company had not met its financial covenant stipulated by certain loan agreement related to the Company’s debt to asset ratio. Based on the financial covenant, the Company should have kept its debt to asset ratio below 87% and 85%, respectively. However, as of March 31, 2013 and December 31, 2012, the Company's debt to asset ratio was 117.5% and 116.4%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenant and cross default as of March 31, 2013 and December 31, 2012 was $7.8 million and $12.7 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Due to unrelated parties

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from April 2013 to September 2013, and weighted average interest rate was 5.2% per annum and 6.0% per annum as of March 31, 2013 and December 31, 2012, respectively. These loans were either repaid or renewed subsequently on the due dates.	$46,003	$25,324
Longmen Joint Venture: Loans from financing sales.	95,953	115,966
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,067	6,033
Total short-term loans – others	$148,023	$147,323

The Company had various loans from unrelated companies amounting to $148.0 million and $147.3 million as of March 31, 2013 and December 31, 2012, respectively. Of the $148.0 million, $6.1 million loans carry no interest, $96.0 million of financing sales are subject to interest rates ranging between 5.0% and 5.9%, and the remaining $46.0 million are subject to interest rates ranging from 4.7% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 5.0% to 5.9% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 5.0% to 5.9% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the unaudited condensed consolidated financial statements.

Total financing sales for the three months ended March 31, 2013 and 2012 amounted to $165.2 million and $144.2 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2013 and 2012, accounted to $1.6 million and $1.2 million, respectively.

Short term loans due to related parties

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$3,837	$4,133
General Steel China: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	-	15,416
General Steel China: Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	-	21,397
General Steel China: Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1,366	1,359
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,421	1,413
Longmen Joint Venture: Loans from financing sales.	24,829	35,839
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due in December 2013, and interest rate is 7.0% per annum.	56,977	-
Longmen Joint Venture: Loan from Xi’an Pinhe Steel Material Co., Ltd., due in July 2013, and interest rate is 7.2% per annum.	15,960	-
Total short-term loans - related parties	$104,390	$79,557

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Long-term loans due to related party

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due between July 2013 and November 2015 and interest rate are 5.6% - 5.9% per annum.	$93,500	$92,973
Less: Current maturities of long-term loans – related party	(59,984)	(54,885)
Long-term loans - related party	$33,516	$38,088

As of March 31, 2013, the total assets used by the Company as collateral were $13.0 million for the aforementioned debts.

Total interest expense, net of capitalized interest, amounted to $19.1 million and $27.5 million for the three months ended March 31, 2013 and 2012, respectively.

Capitalized interest amounted to $0.2 million and $0.03 million for the three months ended March 31, 2013 and 2012, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2013 and December 31, 2012, customer deposits amounted to $117.3 million and $147.9 million, respectively, including deposits received from relate parties, which amounted to $12.6 million and $22.0 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $42.3 million and $35.1 million in deposits due to sales representatives, including deposits due to related parties, as of March 31, 2013 and December 31, 2012, respectively.

Note 12 – Convertible notes and derivative liabilities

The Company has 3,900,871 outstanding warrants in connection with the $40 million convertible notes issued in 2007, which expires on May 13, 2013, and 2,777,778 warrants in connection with a registered direct offering in 2009, which expired on June 24, 2012. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of March 31, 2013 and 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	March 31, 2013	December 31, 2012
Expected volatility	75%	86%
Expected dividend yield	0%	0%
Risk-free interest rate	0.05%	0.08%
Expected lives	0.12 years	0.36 years
Market price	$1.01	$0.99
Strike price	$5.00	$5.00

As of March 31, 2013 and December 31, 2012, derivative liabilities, which were included in other payables and accrued liabilities in the consolidated balance sheets, amounted to $0 and $1.0 thousand, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	-
Exercised	-
Outstanding as of March 31, 2013	3,900,871

	Exercise Price	Quantity	Remaining Contractual Life (Years)
Outstanding and exercisable warrants issued in 2007	$5.00	3,900,871	0.12

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $3.6 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively.

The Company paid income tax amounted to $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

During the three months ended March 31, 2013, the Company had receivables of $1.0 million as a result of the disposal of equipment that has not been collected.

During the three months ended March 31, 2013, the Company converted $0.5 million of equipment into inventory productions.

During the three months ended March 31, 2013, the Company used $4.1 million inventory in plant and equipment constructions.

During the three months ended March 31, 2013, the Company offset $63.6 million accounts payable to related party as loan receivable – related party repayment.

During the three months ended March 31, 2013 and 2012, the Company offset $88.2 million and $11.5 million, respectively, advance on inventory purchases to related parties as short-term loan repayments.

During the three months ended March 31, 2013 and 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.2 million and $0.1 million, respectively, which was not yet collected.

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

Note 14 - Deferred lease income

To compensate the Group for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.2 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.2 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.3 million (RMB 89.5 million) and $14.3 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended March 31, 2013 and 2012, the Company recognized $0.5 million in each period. As of March 31, 2013 and December 31, 2012, the balance of deferred lease income amounted to $77.1 million and $77.2 million, respectively, of which $2.1 million and $2.1 million represents balance to be amortized within one year.

Note 15 - Capital lease obligation

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 2 – financial instruments and Note 16 – “Profit sharing liability”.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of March 31, 2013:

Year ending	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
March 31, 2014	$-	$-	$-
March 31, 2015	109,888	-	109,888
March 31, 2016	28,057	-	28,057
March 31, 2017	28,057	-	28,057
March 31, 2018	28,057	-	28,057
Thereafter	367,074	761,940	1,129,014
Total minimum lease payments	561,133	761,940	1,323,073
Less: amounts representing interest	(224,058)	(478,109)	(702,167)
Ending balance	$337,075	$283,831	$620,906

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2022 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended March 31, 2013 and 2012 on the minimum lease payments were $5.1 million and $5.2 million, respectively.

Interest expense for the three months ended March 31, 2013 and 2012 on the profit sharing liability were $5.1 million and $5.6 million, respectively.

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

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for the three months ended March 31, 2013 and 2012.

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended March 31, 2013 and 2012, the Company recognized lease income of $0.5 million and $0.5 million.

 Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended March 31, 2013 and 2012 are as follows:

(In thousands)	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Current	$71	$367
Deferred	-	169
Total provision for income taxes	$71	$536

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $362.4 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. Management reevaluated the Company's future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of March 31, 2013 was $75.8 million. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Movement of valuation allowance:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$72,891	$47,703
Current period addition	2,912	25,180
Current period reversal	(465)	-
Deconsolidation of Tongxing	-	(216)
Exchange difference	417	224
Ending balance	$75,755	$72,891

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2013. The net operating loss carry forwards for United States income taxes amounted to $1.5 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2013 was $0.5 million. The net change in the valuation allowance for the three months ended March 31, 2013 was $0. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $0 as of March 31, 2013. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of March 31, 2013 and December 31, 2012, the Company had $3.4 million and $4.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $183.2 million and $183.8 million, respectively, for the three months ended March 31, 2013 and $179.5 million and $171.3 million, respectively, for the three months ended March 31, 2012.

Taxes payable consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
VAT taxes payable	$8,432	$13,579
Income taxes payable	44	68
Misc. taxes	3,858	3,027
Totals	$12,334	$16,674

Note 19 – Loss per share

The computation of loss per share is as follows:

 (in thousands, except per share data)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Income (loss) attributable to holders of common stock	$3,103	$(34,784)
Basic and diluted weighted average number of common shares outstanding	54,805	55,520
Earnings (loss) per share
Basic and diluted	$0.06	$(0.63)

The Company had warrants exercisable for 3,900,871 and 6,678,649 shares of the Company’s common stock at March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three months ended March 31, 2013 and 2012.

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

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$590,665	$587,334
Less: accumulated depreciation	(53,775)	(46,497)
Carrying value of leased assets	$536,890	$540,837

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities amounting to RMB 215.8 million ($34.4 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and has terminated the supplemental agreement early. There was no penalty for early termination.

For the three months ended March 31, 2013 and 2012, General Steel (China) realized rental income in each period of $0 and $0.8 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

c. The following chart summarized sales to related parties for the three months ended March 31, 2013 and 2012.

Name of related parties	Relationship	Three months ended March 31, 2013	Three months ended March 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$80,675	$96,541
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	72	76,739
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	14,435	41,482
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	10,592	14,444
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	18,286	16,967
Shaanxi Steel	Majority shareholder of Long Steel Group	963	582
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	1,999	7,337
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	20,004	10,037
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	1,834	-
Others	Entities either owned or have significant influence by our affiliates or management	-	115
Total		$148,860	$264,244

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

d. The following charts summarize purchases from related parties for the three months ended March 31, 2013 and 2012.

Name of related parties	Relationship	Three months ended March 31, 2013	Three months ended March 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$104,493	$202,024
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	63,798	75,984
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	11,755	51,381
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	53	1,544
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	210	2,134
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	9,529	5,281
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	3,477	402
Others	Entities either owned or have significant influence by our affiliates or management	70	88
Total		$193,385	$338,838

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	6,000	6,000
Total		$6,000	$69,319

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$3,441	$10,409
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,019	2,017
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	18	18
Shaanxi Steel	Majority shareholder of Long Steel Group	1,102	2,435
Others		651	87
Total		$8,231	$14,966

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$17,438	$301
Shaanxi Steel	Majority shareholder of Long Steel Group	69,455	65,981
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,202	1,195
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	479	476
Others	Entities either owned or have significant influence by our affiliates or management	441	429
Total		$89,015	$68,382

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,373	$1,367
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	34	41,316
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,754	3,733
Others	Entities either owned or have significant influence by our affiliates or management	98	-
Total		$5,259	$46,416

e.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$66,042	$58,661
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	77,254	91,511
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	5,652
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	3
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	7,223	5,278
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,011	1,146
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	2,548	875
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52
Others	Entities either owned or have significant influence by our affiliates or management	410	335
Total		$154,492	$177,432

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

f.	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$24,829	$35,839
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	56,977	-
Xi'an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	15,960	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,837	19,549
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	21,397
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,366	1,359
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,421	1,413
Total		$104,390	$79,557

See Note 9 – Debt for the loan details.

g. Current maturities of long-term loans – related parties

Name of related party	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$59,984	$54,885
Total		$59,984	$54,885

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$858	$2,770
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	61,899	60,180
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	848	836
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	178	141
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,788	4,761
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	4,554	3,695
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,021	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	7,335	-
Others	Entities either owned or have significant influence by our affiliates or management	751	642
Total		$82,232	$73,025

i.	Customer deposits – related parties:

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$1,401	$4,869
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	1,708	2,163
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	4,406	8,864
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	4,611	5,615
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	353
Others	Entities either owned or have significant influence by our affiliates or management	523	44
Total		$12,649	$21,998

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$575	$619
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	622	619
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	575	-
Total		$1,772	$1,238

k.	Long-term loans – related party:

Name of related party	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$33,516	$38,088
Total		$33,516	$38,088

The Company also provided guarantee on related parties’ bank loans amounting to $191.6 million and $118.0 million as of March 31, 2013 and as of December 31, 2012, respectively.

l. Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$43,252	$43,008
Total		$43,252	$43,008

m.	Deferred lease income

	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524
Less: Lease income realized	(532)	(2,119)
Exchange rate effect	436	794
Ending balance	77,103	77,199
Current portion	(2,132)	(2,120)
Noncurrent portion	$74,971	$75,079

For the three months ended March 31, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted $0.5 million and $0.5 million, respectively.

Note 21 - Equity

2013 Equity Transactions

On March 28, 2013, the Company granted senior management and directors 174,900 shares of common stock at $1.01 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

On June 27, 2013, the Company granted senior management and directors 163,150 shares of common stock at $1.02 per share, as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company was $2.2 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the periods ended March 31, 2013 and 2012, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the three months ended March 31, 2013 and 2012, the Company made contributions of $0.2 million and $0.4 million to these reserves, respectively and used $0.1 million and $0.2 million of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of March 31, 2013 is as follows:

Year ending March 31,	Minimum lease payment
(in thousands)
(Unaudited)
2014	$1,430
2015	673
2016	554
2017	554
2018	554
Years after	20,257
Total minimum payments required	$24,022

Total rental expense was $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

Contractual Commitments

Longmen Joint Venture has $78.8 million contractual obligations related to construction projects as of March 31, 2013 to be paid within the next year.

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with a vendor to supply iron ore to be delivered based on the production demand. From October 2012 to October 2013, the minimum purchase commitment is 3 million tons at market price.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Contingencies

As of March 31, 2013, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $266.3 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$177,731	Various from April 2013 to August 2015
Bank loans	54,264	April 2014
Confirming storage	29,587	Various from April 2013 to September 2013
Financing by the rights of goods delivery in future	4,708	April 2013
Total	$266,290

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$124,839	Various from April 2013 to August 2015
Hancheng Haiyan Coking Co., Ltd	27,640	Various from April 2013 to June 2013
Long Steel Group Fuping Rolling Steel Co., Ltd	3,543	April 2013
Yichang Zhongyi Industrial Co., Ltd	18,514	Various from April 2013 to May 2013
Shaanxi Tianyi Metal Materials Co., Ltd	4,708	April 2013
Shaanxi Hongan Material Co., Ltd.	6,097	Various from September 2013 to December 2013
Shaanxi Huatai Huineng Group Co., Ltd	23,940	April 2014
Hancheng Sanli Furnace Burden Co., Ltd.	15,960	March 2015
Tianjin Dazhan Industry Co., Ltd	10,374	February 2014
Tianjin Hengying Trading Co., Ltd	28,728	Various from February 2014 to April 2014
X'an Longmen Trading Co., Ltd	1,947	Various from August 2013 to September 2013
Total	$266,290

As of March 31, 2013, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents results of division operations for three months ended March 31, 2013 and 2012:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(In thousands)
Sales:	2013	2012
Longmen Joint Venture	$646,748	$643,276
Maoming Hengda	1,523	1,980
Baotou Steel Pipe Joint Venture	9	177
General Steel (China) & Tianwu Joint Venture	48,726	5,192
Total sales	697,006	650,625
Interdivision sales	(45,715)	(2,584)
Consolidated sales	$651,291	$648,041

Gross profit:	2013	2012
Longmen Joint Venture	$4,367	$5,275
Maoming Hengda	(228)	(83)
Baotou Steel	(78)	19
General Steel (China) & Tianwu Joint Venture	6	419
Total gross profit	4,067	5,630
Interdivision gross profit	-	-
Consolidated gross profit	$4,067	$5,630

Income (loss) from operations:	2013	2012
Longmen Joint Venture	$40,050	$(11,594)
Maoming Hengda	(797)	(702)
Baotou Steel	(361)	(166)
General Steel (China) & Tianwu Joint Venture	(808)	(1)
Total loss from operations	38,084	(12,463)
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(1,080)	(536)
Consolidated income (loss) from operations	$37,004	$(12,999)

Net income (loss) attributable to General Steel Holdings, Inc.:	2013	2012
Longmen Joint Venture	$8,325	$(30,348)
Maoming Hengda	(771)	(536)
Baotou Steel	(289)	(374)
General Steel (China) & Tianwu Joint Venture	(3,156)	(2,978)
Total net loss attributable to General Steel Holdings, Inc.	4,109	(34,236)
Interdivision net income	-	-
Reconciling item (1)	(1,006)	(548)
Consolidated net income (loss) attributable to General Steel Holdings, Inc.	$3,103	$(34,784)

Depreciation, amortization and depletion:	2013	2012
Longmen Joint Venture	$20,431	$19,246
Maoming Hengda	311	504
Baotou Steel	97	11
General Steel (China) & Tianwu Joint Venture	519	798
Consolidated depreciation, amortization and depletion	$21,358	$20,559

Finance/interest expenses:	2013	2012
Longmen Joint Venture	$27,263	$45,195
Maoming Hengda	-	12
Baotou Steel	-	128
General Steel (China) & Tianwu Joint Venture	2,706	3,031
Interdivision interest expenses	-	-
Reconciling item (1)	1	-
Consolidated interest expenses	$29,970	$48,366

Capital expenditures:	2013	2012
Longmen Joint Venture	$16,084	$10,723
Maoming Hengda	2	-
Baotou Steel	7	5
General Steel (China) & Tianwu Joint Venture	1	1
Reconciling item (1)	-	-
Consolidated capital expenditures	$16,094	$10,729

Total Assets as of:	March 31, 2013	December 31, 2012
Longmen Joint Venture	$2,369,631	$2,513,206
Maoming Hengda	29,762	29,687
Baotou Steel Pipe Joint Venture	4,318	5,186
General Steel (China) & Tianwu Joint Venture	71,308	152,965
Interdivision assets	(43,797)	(57,436)
Reconciling item (2)	9,376	7,074
Total Assets	$2,440,598	$2,650,682

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months ended March 31, 2013 and 2012.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of March 31, 2013 and December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the PRC, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on June 17, 2013.

Recent Developments and First Quarter Highlights

The first quarter of 2013 was highlighted with the following:

•	Sales in the first quarter of 2013 increased by 0.5% to $651.3 million, from $648.0 million in the first quarter of 2012, due to increased sales volume despite a decrease in the average selling price of our products. For the first quarter of 2013, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.3 million metric tons, an increase of 14.9%, compared to 1.1 million metric tons in the first quarter of 2012, with an average selling price of $515.3 per ton, as compared to $588.7 per ton in the first quarter of 2012.

•	Gross profit in the first quarter of 2013 was $4.1 million, or 0.6% of total revenue, as compared to a gross profit of $5.6 million, or 0.9% of total revenue in the first quarter of 2012.

•	Total finance expenses in the first quarter of 2013 was $30.0 million, as compared to 48.4 million for the same period in 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $10.2 million and $10.8 million in the first quarter of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $19.8 million and $37.5 million in the first quarter of 2013 and 2012, respectively.

•	Earnings per share were $0.06 in the first quarter of 2013, compared to a loss of $0.63 per share in the first quarter of 2012. The increase in the earnings in the first quarter was mainly due to the decreased interest expenses on bank loans and discounted notes receivable and the gain in change in fair value of profit sharing liability.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2012 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee had informed us that they do not intend to continue with the lease at June 30, 2012. There was no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event had been assessed and the estimated impairment amount of $5.5 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011, and an additional $20.2 million (RMB 127.2 million) was impaired and recorded in the selling, general and administrative expenses for the year ended December 31, 2012. Management also re-evaluates the fair value of its long-term assets on annual basis, or if there is a triggering event, which would require an assessment sooner.

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

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (referencing their shape). Rebar is generally considered a regional product because its weight and dimensions make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi Province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi Province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have an approximate 72% share of the Xi’an market for rebar.

An established regional network of approximately 128 distributors together with those small distributors and three sales offices sell Longmen Joint Venture’s products. All products sell under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and the Xiang Jia Ba hydropower projects.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.2 million (RMB 70.1 million) related to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.2 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2012, Shaanxi Steel reimbursed Longmen Joint Venture $14.3 million (RMB 89.5 million) and $14.3 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during this period. This cost of $7.0 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining terms of the 40-year sub-lease.

For the three months ended March 31, 2013 and 2012, we recognized lease income of $0.5 million and $0.5 million, respectively. As of March 31, 2013 and December 31, 2012, the deferred lease income on the land sub-lease was $77.1 million and $77.2 million, respectively. The remaining life of amortization was 36.3 years as of March 31, 2013.

On April 29, 2011, we entered into a 20-year Unified Management Agreement with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state-owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus $590.7 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. In March 2013, Shaanxi Coal has provided bank loan guarantees to Longmen Joint Venture in the amount of $310.3 million (RMB 2.0 billion).

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

In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two installed production lines were both relocated from the Maoming Hengda (as defined below) facility which consume less energy when running at maximum efficiencies compared to our previous production line.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended March 31, 2013, approximately 20.4% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

The Western region of China, where our major sales market is located, has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.8% for the national GDP, the GDP increase of 12.9% was reported by Shaanxi Province in 2012 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 2.6%. We have opened a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately $198.4 billion (RMB 1.25 trillion) for the year ended December 31, 2012, an increase of 28.9% over 2011.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an and Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with the investment of approximately $41.5 billion (RMB 260 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and constructions projects provide strong and stable demand for our steel product in this area, in which we have over 70% of the market share.

In January 2011, the central government announced a new low-income housing policy. Under this policy, 10 million low-income houses will be built in 2011, with a total of 36 million low-income houses to be built over a five-year period. To ensure the construction of the low-income housing, the central government has announced that it will increase its investment in the project by 34.7% over its 2010 investment to approximately $16.6 billion (RMB 103 billion), and the local governments are expected to increase their investment as well.

As part of this policy, the Shaanxi provincial government also targeted to build 470,000 low-income houses in 2011, covering approximately 30 million square meters, which is 2.5 times the amount of low-income houses initiated in 2010. This will generate a stable demand for steel construction within the Shaanxi Province.

In January 2011, the Shaanxi provincial government announced that it will invest approximately $12.2 billion (RMB 80 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan.  In addition to hydro projects, according to the central government, 5,000 kilometers of high-speed railway will be built in 2011, with 16,000 total kilometers to be built by 2020.

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

In February 2012, the government approved the Western Development 12th Five Year Plan, which continues the efforts to develop the Western regions. The Plan is centered on the infrastructure and construction, highlighted by the development of economic zones, construction of roads/railway and hydro project, which drive the local demand for steel products.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended March 31, 2013 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	9.6%	Related Party
Longgang Group Import & Export Co., Ltd.	Iron Ore	7.6%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	7.0%	Third Party
Long Steel Group	Iron Ore	4.9%	Related Party
China Railroad Logistics Xi'an Co., Ltd.	Iron Ore	3.5%	Third Party
	Total	32.6%

 Industry Environment

Despite demand growth experienced during 2010 through 2012, recent developments in the Chinese economy, including a projected downgrade in the national GDP in the coming years, the tightening of the monetary policy in China by Chinese policy makers on June 20, 2013 by increasing short-term borrowing rates, and the removal of the floor rate charged to customers by the Chinese central bank, may put more financial pressure on the real estate development and construction industries and, by extension, affect product demand in the Chinese steel industry.

At the same time, the overall nationwide steelmaking capacity still exceeds steel demand in China. There is a significant over-capacity in the Chinese steel industry which is putting pressure on operators’ profitability. This became the most significant challenge in the steel manufacturing business. For the first quarter of 2013, China crude steel capacity increased by 9.1% to 191.9 million tons from the same period last year, while the consumption of crude steel increased by 8.05% to 180.1 million tons from the same period last year, according to the China Iron & Steel Association.

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

The Chinese central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In December 2011, the central government published an industry target to eliminate 96 million tons of inefficient iron and steel capacity during the 12th five-year plan. The central government had successfully reduced obsolete iron production capacities by 31.9 million tons in 2011. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities of 17.8 million tons in 2012, and in April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013.

Results of Operations for the Three Months Ended March 31, 2013

Sales

Three months ended March 31, 2013 compared with three months ended March 31, 2012

The following table sets forth sales and volume in metric tons.

	Three months ended
	March 31, 2013			March 31, 2012			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,255,123	$646,748	99.3%	1,092,615	$643,275	99.3%	14.9%	0.5%
Others	49,300	4,543	0.7%	82,685	4,766	0.7%	(40.4)%	(4.7)%
Total Sales	1,304,423	$651,291	100.0%	1,175,300	$648,041	100.0%	11.0%	0.5%

Total sales for the three months ended March 31, 2013 increased by 0.5% to $651.3 million from $648.0 million for the same period in 2012. The increase in sales compared to the same period in 2012 was predominantly due to the combined effects of increased sales volume and decreased average selling price. Longmen Joint Venture comprised approximately 99.3% and 99.3% of total sales for the first quarter of 2013 and 2012, respectively. Sales volume of rebar increased by 14.9% to 1.3 million metric tons, compared to 1.1 million metric tons in the same period in 2012.  The average selling price of rebar decreased by 12.5% to approximately $515.3 per ton in the first quarter of 2013 compared to approximately $588.7 per ton in the same period of 2012.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the first quarter of 2012. In the fourth quarter of 2011, as a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the fourth quarter of 2011, evidencing a continued decline. The over-capacity issue continued to be impacting our results during the first quarter of 2013 and the Chinese economy remained weak which had an indirect impact of affecting our industry and the selling price of our products continued to decrease during the period in comparison to the same period of 2012. However, our sales volume of rebar in Longmen Joint Venture increased by 14.9% to 1.3 million metric tons from 1.1 million metric tons. The increase in sales volume was mainly due to our slightly lowering the selling price of rebar to extend our market share in the Northwest region.

Our five major customers were distributors and collectively represented approximately 20.4% of our total sales for the three months ended March 31, 2013 as compared to 45.0% of our total sales for the three months ended March 31, 2012. The decrease in the concentration of our five major customers in the first quarter of 2013 as compared to the same period in 2012 was mainly due to the decrease in sales to Long Steel Group and its surrounding Southwest region and shifts in market demands being concentrated in the Northwest region. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended March 31, 2013 compared with three months ended March 31, 2012

	Three months ended
	March 31, 2013			March 31, 2012			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,255,123	$642,381	99.3%	1,092,615	$637,177	99.2%	14.9%	0.8%
Others	49,300	4,843	0.7%	82,685	5,234	0.8%	(40.4)%	(7.5)%
Total Cost of Goods Sold	1,304,423	$647,224	100.0%	1,175,300	$642,411	100.0%	11.0%	0.7%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 67.4% of our total cost of sales. The cost of goods sold increased by 0.7% to $647.2 million in the first quarter of 2013 from $642.4 million in the same period of 2011. The increase was mainly driven by the increasing sales volume and decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 8.3% and approximately 24.7%, respectively, for the three months ended March 31, 2013 as compared to the same period in 2012. As such, the average costs of rebar manufactured decreased 12.2% to approximately $511.8 per ton in the first quarter of 2013 from approximately $583.2 per ton in the same period of 2012.

Gross Profit

Three months ended March 31, 2013 compared with three months ended March 31, 2012

	Three months ended
	March 31, 2013			March 31, 2012			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	1,255,123	$4,367	0.7%	1,092,615	$6,098	0.9%	(28.4)%
Others	49,300	(300)	(6.6)%	82,685	(468)	(9.8)%	(35.9)%
Total Gross Profit	1,304,423	$4,067	0.6%	1,175,300	$5,630	0.9%	(27.8)%

Gross profit for the first quarter in 2013 was $4.1 million, or 0.6% of total sales, as compared to a gross profit of $5.6 million, or 0.9% of total sales in the same period in 2012. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 12.5% being slightly higher than the percentage decrease of costs of rebar manufactured of 12.2% for the first quarter in 2013 as compared to the same period in 2012.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %

Selling, general and administrative expenses	$(18,955)	$(18,629)	1.7%
SG&A expenses as a percentage of total revenue	(2.9)%	(2.9)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses increased by 1.7% to $19.0 million for the three months ended March 31, 2013, compared to $18.6 million for the same period in 2012.

Selling expenses decreased by 9.6% to $8.1 million for three months ended March 31, 2013 as compared to $8.9 million in the same period of 2012. The decrease was mainly due to a special fund related to the sales of our products which was no longer imposed by the PRC tax authorities in 2013 while $1.3 million of the special fund was imposed in the first quarter of 2012.

In addition, general and administrative (“G&A”) expenses were approximately $10.9 million and $9.7 million for three months ended March 31, 2013 and 2012, respectively. The 12.2% increase was mainly due to the rise in executive compensation, salaries and wages, legal and accounting and facility maintenance expenses.

Change in Fair Value of Profit Sharing Liability

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %

Change in fair value of profit sharing liability	$51,892	$-	100.0%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by the major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. Also, there has been a tightening of the monetary policy by the Chinese policy makers on June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China and the region, as well as our expected second quarter and year to date operating results, and we have foreseen a downtrend. As such, the fair value of our profit sharing liability has been reduced as compared to our previous estimates and we have recognized a gain of $51.9 million in our income from operations.

Income (Loss) from Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %

Income (loss) from operations	$37,004	$(12,999)	(384.7)%

Income from operations for the three months ended March 31, 2013 was $37.0 million as compared to $13.0 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the gain from change in fair value of profit sharing liability.

Other Income (Expense)

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %

Interest income	$2,439	$5,556	(56.1)%
Finance/interest expense	(19,762)	(37,527)	(47.3)%
Financing cost on capital lease	(10,208)	(10,839)	(5.8)%
Change in fair value of derivative liabilities	1	(13)	(107.7)%
Gain on disposal of equipment	331	(119)	(378.2)%
Income from equity investment	(42)	(43)	(2.3)%
Foreign currency transaction gain (loss)	28	385	(92.7)%
Lease income	532	530	0.4%
Other non-operating income (expense), net	268	(143)	(287.4)%
Total other expense, net	$(26,413)	$(42,213)	(37.4)%

Total other expense, net, for the three months ended March 31, 2013 was $26.4 million, a 37.4% decrease compared to $42.2 million for the same period in 2012. The decrease was mainly a result of a decrease of interest income on loan receivables of $3.1 million offset by a $17.8 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of positive operating cash flows allowing us to reduce the amount of bank notes receivable redeemed early and the amount borrowed from banks and third parties in the first quarter of 2013 as compared to the same period in 2012. As a result, notes receivable early redemption expenses for the three months ended March 31, 2013 amounted to $10.8 million, a $10.1 million or 48.3% decrease from $20.9 for the same period in 2012, and interest expense on loan borrowings for the three months ended March 31, 2013 amounted to $9.0 million, a $7.6 million or 45.8% decrease from $16.6 million for the same period in 2012.

Income Taxes

For the three months ended March 31, 2013 and 2012, we had a total tax provision of $0.1 million and $0.5 million, respectively. For the three months ended March 31, 2013 and 2012, we had current income tax provisions for our profitable subsidiaries, amounting to $0.1 million and $0.4 million, respectively. For the three months ended March 31, 2012, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax provision was recorded for the three months ended March 31, 2013 as the deferred tax assets had been fully reserved.

For the three months ended March 31, 2013 and 2012, we had effective tax rates of 0.7% and (1.0%), respectively. The negative effective tax rates for the three months ended March 31, 2012 were mainly due to a consolidated loss before income tax while we needed to accrue tax provision for our profitable subsidiaries.

Net Income (Loss)

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %

Net income (loss)	$10,520	$(55,748)	(118.9)%

Net Income (Loss) attributable to General Steel Holdings, Inc.

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %

Net income (loss)	$10,520	$(55,748)	(118.9)%
Less: Net income (loss) attributable to the noncontrolling interest	7,417	(20,964)	(135.4)%
Net income (loss) attributable to General Steel Holdings, Inc.	$3,103	$(34,784)	(108.9)%

Net income (loss) attributable to us for the three months ended March 31, 2013 increased to $3.1 million income compared to $(34.8) million loss for the same period in 2012. The increase in net income attributable to us for the three months ended March 31, 2013 was mainly a result of $51.9 million gain from change in fair value of profit sharing liability and a decrease in finance/interest expense of $18.4 million.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of March 31, 2013, our current liabilities exceeded the current assets by approximately $909.6 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

 Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited condensed consolidated financial statements for the period ended March 31, 2013 have been prepared on a going concern basis.

As of March 31, 2013, we had cash and restricted cash aggregating $336.0 million, of which $270.2 million was restricted.

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

As of March 31, 2013, the amount of our restricted net assets was $2.0 million.

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

Although the steel industry is slowing down due to over-capacity issues in China, in order for us to stay competitive, we continue to look for opportunities to improve the efficiency on our production lines. In addition to the 1,200,000 metric ton capacity rebar production renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010, in July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012 and March 2013, we began the construction of a 900,000 metric ton capacity rebar production line and a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. These 2,100,000 metric ton capacity rebar production lines require additional capital resources of approximately $78.1 million and are estimated to be completed between August and October 2013.

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

Short-term Notes Payable

As of March 31, 2013, we had $785.5 million in short-term notes payable liabilities, which were secured by restricted cash of $269.4 million and restricted notes receivable of $248.4 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of March 31, 2013, we had $117.1 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between 5.0% to 5.9% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 5.0% to 5.9% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended March 31, 2013 and 2012 amounted to $165.2 million and $144.2 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2013 and 2012 amounted to $1.6 million and $1.2 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of March 31, 2013 and December 31, 2012 were (6.7) and (7.1), respectively. As of March 31, 2013, our current liabilities exceed current assets (excluding non-cash item) by $907.4 million. As of August 31, 2013, our estimated current liabilities may exceed current assets (excluding non-cash item) by $954.9 million.

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

With the financial support from the banks and the companies above, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of August 31, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended August 31, 2014
Estimated current liabilities over current assets (excluding non-cash items) as of August 31, 2013 (unaudited)	$(954.9)
Projected cash financing and outflows:
Cash provided by line of credit from banks	124.7
Cash provided by vendor financing	729.0
Cash provided by financing sales	81.0
Cash provided by other financing	44.6
Cash provided by sales representatives	32.6
Cash projected to be used in operations in the twelve months ended August 31, 2014	(31.9)
Net projected change in cash for the twelve months ended August 31, 2014	$25.1

As a result, the unaudited condensed consolidated financial statements for the three month period ended March 31, 2013 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $3.9 million as compared to net cash used in operating activities of $167.0 million in the same period of 2012. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income (loss) of $20.9 million, compared to $(31.3) million in the same period in 2012. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities;
-	(Gain) loss on disposal of equipment;
-	provision for doubtful accounts;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	loss from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets;
-	deferred lease income; and
-	change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to the collection of notes receivable when they became due during the three months ended March 31, 2013;
-	Advances on inventory purchases: The decrease was mainly due to Longmen Joint Venture making fewer advance payments to third party suppliers for raw material purchases during the three months ended March 31, 2013; and
-	Accounts payable, including related parties: The increase in accounts payable was mainly due to Longmen Joint Venture making more purchases during the three months ended March 31, 2013 as compared to the same period in 2012. The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paid less to its suppliers during the first quarter of 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable: The increase in the first three months of 2013 was mainly due to increase in sales to third parties;
-	Inventory: The increase in inventories in the first three months of 2013 was mainly due to the increase in finished goods inventories as compared to the stocking level as of December 31, 2012. The sales volume for the first three months of the year was lower compared to the rest of the year due to Chinese holidays in February 2013. In addition, as the cost of raw materials continues to drop slightly during the first three months of 2013, we continued to stock up our raw materials by keeping them at a minimal level to meet our production needs;
-	Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry; and
-	Customer deposits, including related parties: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands of our products from our customers, as such, we received fewer advanced payments made by our customers.

Investing activities

Net cash provided by investing activities was $30.9 million for the three months ended March 31, 2013 compared to net cash used in investing activities of $133.1 million for the three months ended March 31, 2012. Fluctuation in cash outflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first three months of 2013, such balance decreased because we needed fewer notes payable to settle with our suppliers. In addition, the decrease in cash used was also due to $65.4 million loans to related parties being given in the first three months of 2012 while no additional loans were granted to related parties in the same period in 2013.

Financing activities

Net cash used in financing activities was $15.7 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $264.2 million for the three months ended March 31, 2012. Compared to the same period in 2012, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Restricted notes receivable: The decrease of restricted notes receivable was mainly due to positive operating cash flows in the first quarter of 2013 allowing us to decrease borrowings on notes payable and bank loans, for which the notes were restricted, as of March 31, 2013; and

•	Short term loans – related parties: We borrowed more from related parties for the three months ended March 31, 2013 as compared to the same period in 2012.

The cash inflow was offset by the following cash outflow:

•	Short term notes payable: We repaid more notes payable to banks for the three months ended March 31, 2013 as they became due compared to the same period in 2012 and borrowed fewer notes payable from the banks during the quarter as we generated positive operating cash flows in the first quarter of 2013 allowing us to decrease borrowings on notes payable; and
•	Short term loans: We repaid more money to banks and other parties for the three months ended March 31, 2013 as they became due compared to the same period in 2012 and borrowed fewer short term loans from the banks and other parties during the quarter as we generated positive operating cash flows in the first quarter of 2013 allowing us to decrease borrowings on short term loans.

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

We have spent in excess of $9.1 million (RMB 57 million) on a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2010, 1.08 metric tons of new water was consumed per metric ton of steel produced.

We have one 10,000 cubic meter coke-oven gas tank, one 50,000 cubic meter blast furnace coal gas tank and one 80,000 cubic meter converter furnace coal gas tank to collect the residual coal gas produced from our facility and that of surrounding enterprises. We also have spent $36.6 million (RMB 230 million) on a thermal power plant with two 25 Kilowatt generators that use the residual coal gas from the blast furnaces and converters as fuel to generate power.

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

During 2010 and 2012, more than $9.6 million (RMB 60 million) were used on the technical upgrade and renovation of our converters and $0.88 billion (RMB 5.5 billion) were used on the upgrade of the blast furnaces and sintering machines.

In 2012, we installed desulfidation equipment for two sintering machines, which started operating in June 2012.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended March 31, 2013 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of March 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$785,519	$785,519	$-	$-	$-
Bank loans	117,124	117,124	-	-	-
Other loans, including related parties	252,413	252,413	-	-	-
Deposits due to sales representatives, including related parties	42,256	42,256	-	-	-
Lease obligations	24,022	1,430	1,944	1,108	19,540
Construction obligations - Longmen Joint Venture	78,812	78,812	-	-	-
Long term loan – Shaanxi Steel	93,500	59,984	33,516	-	-
Capital lease obligation	337,075	-	79,545	20,493	237,037
Profit sharing liability	283,831	-	-	-	283,831
Total	$2,014,552	$1,337,538	$115,005	$21,601	$540,408

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of March 31, 2013, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $266.3 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$177,731	Various from April 2013 to August 2015
Bank loans	54,264	April 2014
Confirming storage	29,587	Various from April 2013 to September 2013
Financing by the rights of goods delivery in future	4,708	April 2013
Total	$266,290

As of March 31, 2013, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 3,900,871 and 6,678,649 as of March 31, 2013 and December 31, 2012, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

The above assumptions were reviewed by us at March 31, 2013 and we changed those assumptions as compared to the assumptions used at December 31, 2012 because of the changes in market conditions in PRC. Since the Company had the most updated information from the banks, GDP report and the operating results from the three and six months ended June 30, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, we re-measured the fair value of the 40% profit sharing liability as of the beginning of the period ended March 31, 2013 and recorded a gain on change in fair value of profit sharing liability of $51.9 million.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly. If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended March 31, 2013 would have been $315.7 million and we would reduce a gain on the change in the fair value of profit sharing liabilities by $38.8 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended March 31, 2013 would have been $266.6 million and we would increase a gain on the change in the fair value of profit sharing liabilities by $10.7 million.

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the three months ended March 31, 2013 and 2012. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the three ended March 31, 2013. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the Asset Pool have been fully absorbed by profits.

 ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During our evaluation of the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we identified a material weakness related to not having sufficient personnel with appropriate levels of accounting knowledge and experience to address complex U.S. GAAP accounting issues and to prepare and review financial statements and related disclosures under U.S. GAAP. Specifically, our disclosure controls and procedures did not operate effectively to ensure the appropriate and timely analysis of and accounting for unusual and non-routine transactions and certain financial statement accounts.

As a result of such material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Remediation

We have dedicated significant resources to ensure that we take proper steps to improve our disclosure controls and procedures and our internal control over financial reporting in the areas of accounting for complex and non-routine transactions.

We have taken a number of remediation actions that we believe will impact the effectiveness of our disclosure controls and procedures and our internal control over financial reporting including the following:

•	We have engaged outside professional consulting firms to supplement us with our internal control over financial reporting assessment and testing;
•	We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our outside professional consultants, and we continue to improve our ongoing review and supervision of our internal control over financial reporting; and
•	We have established an enhanced training program, including, but not limited to, accounting and auditing updates, and review of consolidated guidance of variable interest entities, to update our employees on current accounting pronouncements.

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

ITEM 1A. RISK FACTORS

In addition to the risk factor below, to our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on June 17, 2013.

Our failure to comply with conditions required for our common stock to be listed on the New York Stock Exchange (“NYSE”) could result in delisting of our common stock from the NYSE and have a significant negative effect on the value and liquidity of our securities as well as other matters.

On July 19, 2013, we were notified by the NYSE that we were not in full compliance with the NYSE Listed Company Manual, Section 802.01C, which requires our average closing share price for 30 consecutive trading-day period to be above $1.00. We have six months from the date of NYSE’s notification to cure this deficiency. We are required to comply with NYSE Listed Company Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to immediate delisting from the NYSE. We intend to appeal any decision to delist our shares from the NYSE, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares.

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

General Steel Holdings, Inc.

Date: August 6, 2013	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: August 6, 2013	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

