Form 10-Q
period 2013-06-30
GENERAL STEEL HOLDINGS INC
filed 2013-08-30
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 23, 2013, 55,135,582 shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$67,871	$46,467
Restricted cash	380,670	323,420
Notes receivable	213,644	145,502
Restricted notes receivable	117,774	357,900
Loans receivable - related parties	6,000	69,319
Accounts receivable, net	42,273	6,695
Accounts receivable - related parties	6,212	14,966
Other receivables, net	53,525	8,407
Other receivables - related parties	63,223	68,382
Inventories	160,155	212,671
Advances on inventory purchase	57,909	79,715
Advances on inventory purchase - related parties	2,391	46,416
Prepaid expense and other	1,585	450
Prepaid taxes	21,846	24,116
Short-term investment	2,592	2,619
TOTAL CURRENT ASSETS	1,197,670	1,407,045

PLANT AND EQUIPMENT, net	1,214,558	1,167,836

OTHER ASSETS:
Advances on equipment purchase	16,458	6,499
Long-term other receivable	-	43,008
Investment in unconsolidated entities	1,106	1,166
Long-term deferred expense	764	1,062
Intangible assets, net of accumulated amortization	24,058	24,066
TOTAL OTHER ASSETS	42,386	75,801

TOTAL ASSETS	$2,454,614	$2,650,682

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$813,521	$983,813
Accounts payable	407,683	352,052
Accounts payable - related parties	172,306	177,432
Short term loans - bank	208,731	147,124
Short term loans - others	151,245	147,323
Short term loans - related parties	81,975	79,557
Current maturities of long-term loans - related party	48,014	54,885
Other payables and accrued liabilities	60,775	54,589
Other payable - related parties	101,268	73,025
Customer deposits	122,339	125,890
Customer deposits - related parties	7,798	21,998
Deposit due to sales representatives	30,800	33,870
Deposit due to sales representatives - related parties	1,798	1,238
Taxes payable	10,310	16,674
Deferred lease income, current	2,164	2,120
TOTAL CURRENT LIABILITIES	2,220,727	2,271,590

NON-CURRENT LIABILITIES:
Long-term loans - related party	29,160	38,088
Long-term other payable - related party	-	43,008
Deferred lease income, noncurrent	75,558	75,079
Capital lease obligations	347,290	330,099
Profit sharing liability	278,788	328,827
Other noncurrent liabilities	1,393	-
TOTAL NON-CURRENT LIABILITIES	732,189	815,101

TOTAL LIABILITIES	2,952,916	3,086,691

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2013 and December 31, 2012	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,607,888 and 57,269,838 shares issued, 55,135,582 and 54,797,532 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	58	57
Treasury stock, at cost, 2,472,306 shares as of June 30, 2013 and December 31, 2012	(4,199)	(4,199)
Paid-in-capital	106,194	105,714
Statutory reserves	6,204	6,076
Accumulated deficits	(418,497)	(381,782)
Accumulated other comprehensive income	4,201	10,185
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(306,036)	(263,946)

NONCONTROLLING INTERESTS	(192,266)	(172,063)

TOTAL DEFICIENCY	(498,302)	(436,009)

TOTAL LIABILITIES AND DEFICIENCY	$2,454,614	$2,650,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

SALES	$517,350	$538,986	$1,019,781	$922,783

SALES - RELATED PARTIES	136,301	241,697	285,161	505,941
TOTAL SALES	653,651	780,683	1,304,942	1,428,724

COST OF GOODS SOLD	540,271	516,277	1,038,897	898,003

COST OF GOODS SOLD - RELATED PARTIES	148,916	236,362	297,514	497,047
TOTAL COST OF GOODS SOLD	689,187	752,639	1,336,411	1,395,050

GROSS PROFIT (LOSS)	(35,536)	28,044	(31,469)	33,674

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(20,848)	(20,132)	(39,803)	(38,761)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	14,160	-	66,052	-

INCOME (LOSS) FROM OPERATIONS	(42,224)	7,912	(5,220)	(5,087)

OTHER INCOME (EXPENSE)
Interest income	3,383	3,146	5,822	8,702
Finance/interest expense	(25,882)	(53,948)	(55,852)	(102,314)
Change in fair value of derivative liabilities	-	20	1	7
Gain (loss) on disposal of equipment	(235)	3	96	(116)
Income from equity investments	132	79	90	36
Foreign currency transaction gain (loss)	98	(973)	126	(588)
Lease income	539	530	1,071	1,060
Other non-operating income (expense), net	521	1,145	789	1,002
Other expense, net	(21,444)	(49,998)	(47,857)	(92,211)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(63,668)	(42,086)	(53,077)	(97,298)

PROVISION FOR INCOME TAXES
Current	105	43	176	410
Deferred	-	-	-	169
Provision for income taxes	105	43	176	579

NET LOSS	(63,773)	(42,129)	(53,253)	(97,877)

Less: Net loss attributable to noncontrolling interest	(23,955)	(15,752)	(16,538)	(36,716)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(39,818)	$(26,377)	$(36,715)	$(61,161)

NET LOSS	$(63,773)	$(42,129)	$(53,253)	$(97,877)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(7,210)	1,590	(9,736)	121

COMPREHENSIVE LOSS	(70,983)	(40,539)	(62,989)	(97,756)

Less: Comprehensive loss attributable to noncontrolling interest	(26,745)	(15,393)	(20,290)	(36,833)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(44,238)	$(25,146)	$(42,699)	$(60,923)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,980	54,857	54,893	55,188

LOSS PER SHARE
Basic and Diluted	$(0.72)	$(0.48)	$(0.67)	$(1.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(UNAUDITED)

(In thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,253)	$(97,877)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	43,067	41,329
Change in fair value of derivative liabilities	(1)	(7)
(Gain) loss on disposal of equipment	(96)	74
Provision for doubtful accounts	(169)	5
Reservation of mine maintenance fee	215	50
Stock issued for services and compensation	480	394
Amortization of deferred financing cost on capital lease	19,996	21,627
Income from equity investments	(90)	(36)
Foreign currency transaction gain	(126)	588
Deferred tax assets	-	169
Deferred lease income	(1,071)	(1,060)
Change in fair value of profit sharing liability	(66,052)	-
Changes in operating assets and liabilities
Notes receivable	(64,424)	11,728
Accounts receivable	(33,951)	3,789
Accounts receivable - related parties	8,969	(66,664)
Other receivables	(857)	2,403
Other receivables - related parties	10,275	15,729
Inventories	38,014	(24,713)
Advances on inventory purchases	23,215	(36,985)
Advances on inventory purchases - related parties	(48,019)	(54,790)
Prepaid expense and other	(1,115)	(181)
Long-term deferred expense	317	131
Prepaid taxes	2,742	1,760
Accounts payable	43,122	(49,095)
Accounts payable - related parties	55,227	54,720
Other payables and accrued liabilities	5,002	4,254
Other payables - related parties	(16,987)	110,061
Customer deposits	(6,103)	(2,418)
Customer deposits - related parties	(14,502)	(29,781)
Taxes payable	(6,639)	(4,785)
Other noncurrent liabilities	1,378	-
Net cash used in operating activities	(61,436)	(99,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(49,988)	(5,671)
Loans to related parties	-	(69,303)
Cash proceeds from (made to) short term investment	80	79
Cash proceeds from sales of equipment	16	4
Equipment purchase and intangible assets	(52,350)	(20,550)
Effect on cash due to deconsolidating of a subsidiary	-	(2,975)
Net cash used in investing activities	(102,242)	(98,416)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	-	(1,404)
Notes receivable - restricted	244,940	364,325
Borrowings on short term notes payable	812,577	921,101
Payments on short term notes payable	(1,001,301)	(1,134,080)
Borrowings on short term loans - bank	141,484	184,477
Payments on short term loans - bank	(83,433)	(241,919)
Borrowings on short term loan - others	47,903	155,936
Payments on short term loans - others	(47,055)	(162,212)
Borrowings on short term loan - related parties	213,576	178,454
Payments on short term loans - related parties	(124,059)	(138,320)
Deposits due to sales representatives	(3,734)	7,515
Deposit due to sales representatives - related parties	529	286
Payments on long-term loans - related party	(17,544)	-
Net cash provided by financing activities	183,883	134,159

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,199	2,226

INCREASE (DECREASE) IN CASH	21,404	(61,612)

CASH, beginning of period	46,467	120,016

CASH, end of period	$67,871	$58,404

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

Longmen Joint Venture pays Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current assets	$1,129,402	$1,285,967
Plant and equipment, net	1,203,026	1,154,811
Other noncurrent assets	39,291	72,428
Total assets	2,371,719	2,513,206
Total liabilities	(2,852,083)	(2,943,761)
Net liabilities	$(480,364)	$(430,555)

VIE and its subsidiaries’ liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$792,234	$971,117
Accounts payable	395,962	324,563
Accounts payable - related parties	171,806	177,160
Short term loans - bank	174,252	114,935
Short term loans - others	145,086	141,290
Short term loans - related parties	68,879	35,839
Current maturities of long-term loans – related party	56,026	54,885
Other payables and accrued liabilities	41,372	29,769
Other payables - related parties	91,623	64,941
Customer deposits	121,736	109,120
Customer deposits - related parties	7,798	21,998
Deposit due to sales representatives	30,800	33,870
Deposit due to sales representatives – related parties	1,798	1,238
Taxes payable	9,050	15,339
Deferred lease income	2,164	2,120
Intercompany payable to be eliminated	17,320	30,476
Total current liabilities	2,127,906	2,128,660
Non-current liabilities:
Long term loans - related parties	21,148	38,088
Long-term other payable – related party	-	43,008
Deferred lease income - noncurrent	75,558	75,079
Capital lease obligations	347,290	330,099
Profit sharing liability	278,788	328,827
Other noncurrent liabilities	1,393	-
Total non-current liabilities	724,177	815,101
Total liabilities of consolidated VIE	$2,852,083	$2,943,761

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

VIE and its subsidiaries’ statements of operations are as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012
	(in thousands)	(in thousands)
Sales	$650,741	$774,306
Gross profit (loss)	$(36,193)	$25,770
Income (loss) from operations	$(40,019)	$8,523
Net loss attributable to controlling interest	$(34,944)	$(23,132)

	Six months ended June 30, 2013	Six months ended June 30, 2012
	(in thousands)	(in thousands)
Sales	$1,297,489	$1,417,582
Gross profit (loss)	$(31,826)	$31,045
Loss from operations	$31	$(3,071)
Net loss attributable to controlling interest	$(26,619)	$(53,480)

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of June 30, 2013 and December 31, 2012 were (5.9) and (7.1), respectively. As of June 30, 2013, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.0 billion. And as of August 31, 2013, the Company’s estimated current liabilities may exceed current assets (excluding non-cash item) by $954.9 million.

Longmen Joint Venture, as the most important entity of the Company, accounted for majority of total sales of the Company. As such, the majority of the Company’s working capital needs come from Longmen Joint Venture. The Company’s ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which are listed below by category:

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

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. Each company has signed a two-year agreement with Longmen Joint Venture which was effective on January 6, 2013 to finance Longmen Joint Venture for its coke purchase for a two-year period. According to the above signed agreement, both Company A and B will not demand any cash payments for next two years. As of the date of this report, our payables to Company A and Company B were approximately $64.0 million and $54.0 million, respectively.

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. In October 2012, Company C signed a one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $158.3 million to commence on October 1, 2012. In June 2013, Company C signed another one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $318.4 million to commence on October 1, 2013. According to the agreement, Company C agrees to provide an amount not less than $318.4 million in iron ore to Longmen Joint Venture. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. The agreement also helps secure Company C’s iron ore sales to Longmen Joint Venture. On June 28, 2013, Company C agreed to increase the finance amount limit to $486.0 million and extended the financing period to March 31, 2015. As of the date of this report, our payable to Company C is approximately $0.6 million.

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

Based on the contract terms, from December 31, 2012 until the earlier of the expiration date of the contract or December 31, 2013, the advance payment balance from Company D cannot be less than $81.0 million. The contract has been extended to December 31, 2014. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company D is approximately $24.4 million.

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

According to the contract terms, Company E, Company F and Company G, have agreed to grant a two year payment extension in the amounts of $16.2 million, $21.1 million and $7.3 million respectively. As of the date of this report, our payables to Company E, Company F and Company G are approximately $17.8 million, $7.7 million and $22.8 million, respectively.

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

As a result, the unaudited condensed consolidated financial statements for the period ended June 30, 2013 have been prepared on a going concern basis.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of June 30, 2013 and December 31, 2012, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2013 and December 31, 2012 amounted to $448.5 million and $369.9 million, including $9.5 million and $2.3 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of June 30, 2013, $0.4 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s five major customers are all distributors and collectively represented approximately 27.8% and 23.3% of the Company’s total sales for the three and six months ended June 30, 2013, respectively. The Company had five major customers, which represented approximately 34.7% and 36.8% of the Company’s total sales for the three months and six months ended June 30, 2012, respectively. These five major customers accounted for 0% and 47.8% of total accounts receivable, including related parties, as of June 30, 2013 and December 31, 2012, respectively. None of the five major customers accounted for more than 10% of total accounts receivable as of June 30, 2013 and one of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2012.

For the three and six months ended June 30, 2013, the Company purchased approximately 45.0% and 38.4% of its raw materials from five major suppliers, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the three months ended June 30, 2013 and one of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2013. The purchases from the five major suppliers represent approximately 37.9% and 48.3% of the Company’s total purchases for the three months and six months ended June 30, 2012, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2012. These five vendors accounted for 32.7% and 33.8% of total accounts payable, including related parties, as of June 30, 2013 and December 31, 2012, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as June 30, 2013 and one of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2012.

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

Translation adjustments included in accumulated other comprehensive income amounted to $4.2 million and $10.2 million as of June 30, 2013 and December 31, 2012, respectively. The balance sheet amounts, with the exception of equity at June 30, 2013 and December 31, 2012 were translated at 6.17 RMB and 6.30 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended June 30, 2013 and 2012 were 6.20 RMB and 6.32 RMB, respectively. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2013 and 2012 were 6.24 RMB and 6.30 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The above assumptions were reviewed by the Company at June 30, 2013 and the Company changed those assumptions as compared to the assumption used at December 31, 2012 because of the changes in market conditions in PRC. Since the Company had the most updated information from the banks, GDP report and the operating results from the three and six months ended June 30, 2013 and the operating results from July 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the beginning of the period ended March 31, 2013 and June 30, 2013 and recorded a gain on change in fair value of profit sharing liability of $14.2 million and $66.1 million for the three and six months ended June 30, 2013, respectively.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly. If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended June 30, 2013 would have been $300.7 million and we would reduce a gain on the change in the fair value of profit sharing liabilities by $37.6 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended June 30, 2013 would have been $112.3 million and we would increase a gain on the change in the fair value of profit sharing liabilities by $152.6 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013:

(in thousands)	Carrying Value as of June 30, 2013	Fair Value Measurements at June 30, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$278,788	$-	$-	$278,788
Total	$278,788	$-	$-	$278,788

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six month ended June 30, 2013 and for the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$328,828	$303,243
Change in fair value of profit sharing liability	(66,052)	-
Current period interest expense accreted	9,779	22,499
Change of derivative liabilities charged to earnings	1	9
Exchange rate effect	6,232	3,077
Ending balance	$278,788	$328,828

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

Interest expenses for early submission request of payment for the three months ended June 30, 2013 and 2012 amounted to $6.5 million and $28.4 million, respectively, and amounted to $17.3 million and $49.3 million, respectively, for the six months ended June 30, 2013 and 2012.

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

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2013, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $24.1 million (RMB 148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,844	2050 & 2053
Longmen Joint Venture	$24,076	2048 & 2052
Maoming Hengda	$2,689	2054

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes Longmen Joint Venture’s investment holdings as of June 30, 2013 and December 31, 2012.

Unconsolidated entities	Year acquired	June 30, 2013 Net investment (In thousands)	Owned %	December 31, 2012 Net investment (In thousands)	Owned %
Xian Delong Powder Engineering Materials Co., Ltd.	2007	$1,106	24.1	$1,166	24.1

Total investment income in unconsolidated subsidiaries amounted to $0.1 million and $0.08 million for the three months ended June 30, 2013 and 2012, respectively, and $0.09 million and $0.04 million for the six months ended June 30, 2013 and 2012, respectively, which was included in “Loss from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(l)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	-	63,319
Loan to Teamlink Investment Co., Ltd; due in December 2013 and June 2014; interest rate was 4.75%	6,000	6,000
Total loans receivable – related parties	$6,000	$69,319

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.07 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively.

Total interest income for the loans amounted to $0.1 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Accounts receivable	$43,499	$8,062
Less: allowance for doubtful accounts	(1,226)	(1,367)
Accounts receivable – related parties	6,212	14,966
Net accounts receivable	$48,485	$21,661

Movement of allowance for doubtful accounts is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$1,367	$2,023
Charge to expense	-	433
Less: recovery	(168)	(1,109)
Exchange rate effect	27	20
Ending balance	$1,226	$1,367

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Supplies	$23,768	$23,123
Raw materials	98,312	141,503
Finished goods	51,980	57,630
Less: allowance for inventory valuation	(13,905)	(9,585)
Total inventories	$160,155	$212,671

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of June 30, 2013 and December 31, 2012, the Company had provided allowance for inventory valuation in the amounts of $13.8 million and $9.6 million, respectively.

Movement of allowance for inventory valuation is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$9,585	$38,143
Addition	13,757	9,582
Less: write-off	(9,681)	(38,519)
Exchange rate effect	244	379
Ending balance	$13,905	$9,585

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $60.3 million and $126.1 million as of June 30, 2013 and December 31, 2012, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Buildings and improvements	$221,645	$214,661
Machinery	591,160	573,572
Machinery under capital lease	599,547	587,334
Transportation and other equipment	21,840	20,274
Construction in progress	60,380	4,645
Subtotal	1,494,572	1,400,486
Less: accumulated depreciation	(280,014)	(232,650)
Total	$1,214,558	$1,167,836

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress consisted of the following as of June 30, 2013:

Construction in progress	Value	Completion
description	(In thousands)	date
900 Thousands tons seismic resistant steel production line	$38,525	August 2013
1.2 million tons high-strength steel production line	11,770	October 2013
Iron-making system dust removing equipment	2,347	August 2013
Drainage system	449	September 2013
Factory wall repair	152	July 2013
Gas pipe repair	121	September 2013
Office buildings	1,032	September 2013
Equipment updates	2,119	July 2013
#5 blast furnace construction	207	September 2014
Project materials	203
Others	3,455
Total	$60,380

The Group is obligated under a capital lease for the iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$599,547	$587,334
Less: accumulated depreciation	(61,703)	(46,497)
Carrying value of leased assets	$537,844	$540,837

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

The Company assessed the recoverability of all of its remaining long lived assets at June 30, 2013 and such assessment did not result in any other impairment charges for the period ended June 30, 2013.

Depreciation expense for the three months ended June 30, 2013 and 2012 amounted to $21.4 million and $20.5 million, respectively, and for the six months ended June 30, 2013 and 2012, amounted to $42.5 and $40.6 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2013 and 2012, which amounted to $7.1 million and $6.9 million, respectively, and for the six months ended June 30, 2013 and 2012, amounted to $14.1 and $13.9 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Land use rights	$30,609	$29,986
Mining right	2,433	2,384
Software	738	692
Subtotal	33,780	33,062
Less:
Accumulated amortization – land use rights	(8,130)	(7,577)
Accumulated amortization – mining right	(1,096)	(993)
Accumulated amortization – software	(496)	(426)
Subtotal	(9,722)	(8,996)
Intangible assets, net	$24,058	$24,066

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross amount of the intangible assets amounted to $33.8 million and $33.1 million as of June 30, 2013 and December 31, 2012, respectively. The remaining weighted average amortization period is 34.0 years as of June 30, 2013.

Total amortization expense for the three months ended June 30, 2013 and 2012 amounted to $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2013 and 2012, amounted to $0.5 million and $0.6 million, respectively.

Total depletion expense for the three months ended June 30, 2013 and 2012 amounted to $0.02 million and $0.04 million, respectively, and for the six months ended June 30, 2013 and 2012, amounted to $0.1 million and $0.1 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
June 30, 2014	$2,136	21,922
June 30, 2015	2,136	19,786
June 30, 2016	2,136	17,650
June 30, 2017	2,136	15,514
June 30, 2018	2,136	13,378
Thereafter	13,378	-
Total	$24,058

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $380.6 million and $322.7 million as of June 30, 2013 and December 31, 2012, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $98.3 million and $345.8 million as of June 30, 2013 and December 31, 2012, respectively.

The Company had the following short-term notes payable as of:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Notes payable to China Agricultural Bank, due September 2013. Restricted cash required of $14.8 million and $6.3 million as of June 30, 2013 and December 31, 2012, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$21,287	$12,696
Longmen Joint Venture: Notes payable to various banks in China, due various dates from April 2013 to September 2013. $365.8 million restricted cash and $98.3 million notes receivable are secured for notes payable as of June 30, 2013, and comparatively $316.4 million restricted cash and $345.8 million notes receivable secured as of December 31, 2012, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	792,234	971,117
Total short-term notes payable	$813,521	$983,813

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

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from May 2013 to March 2014. Weighted average interest rate was 7.2% per annum and 7.6% per annum as of June 30, 2013 and December 31, 2012, respectively; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$34,478	$32,189
Longmen Joint Venture: Loans from various banks in China, due various dates from June 2013 to February 2014. Weighted average interest rate was 6.7% per annum and 6.8% per annum as of June 30, 2013 and December 31, 2012, respectively; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	174,253	114,935
Total short-term loans - bank	$208,731	$147,124

As of June 30, 2013 and December 31, 2012, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenants, the Company should have kept its debt to asset ratio below 87% and 85% as of June 30, 2013 and December 31, 2012, respectively. However, as of June 30, 2013 and December 31, 2012, the Company's debt to asset ratio was 120.9% and 116.4%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of June 30, 2013 and December 31, 2012 was $7.9 million and $12.7 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from April 2013 to September 2013, and weighted average interest rate was 5.2% per annum and 6.0% per annum as of June 30, 2013 and December 31, 2012, respectively. These loans were either repaid or renewed subsequently on the due dates.	$46,980	$25,324
Longmen Joint Venture: Loans from financing sales.	98,106	115,966
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,159	6,033
Total short-term loans – others	$151,245	$147,323

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had various loans from unrelated companies amounting to $151.2 million and $147.3 million as of June 30, 2013 and December 31, 2012, respectively. Of the $151.2 million, $6.2 million loans carry no interest, $98.1 million of financing sales are subject to interest rates ranging between 4.2% and 5.9%, and the remaining $47.0 million are subject to interest rates ranging from 4.7% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 4.2% to 5.9% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.2% to 5.9% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the unaudited condensed consolidated financial statements.

Total financing sales for the three months ended June 30, 2013 and 2012 amounted to $188.1 million and $149.5 million, respectively, and for the six months ended June 30, 2013 and 2012, amounted to $353.3 million and $293.7 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2013 and 2012, accounted to $1.5 million and $3.5 million, respectively, and for the six months ended June 30, 2013 and 2012, amounted to $3.1 million and $4.7 million, respectively.

Short term loans due to related parties

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$3,409	$4,133
General Steel China:Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	-	15,416
General Steel China:Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	6,858	21,397
General Steel China:Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1,387	1,359
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,442	1,413
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due in December 2013, and interest rate is 7.0% per annum.	42,836	-
Longmen Joint Venture: Loans from financing sales.	26,043	35,839
Total short-term loans - related parties	$81,975	$79,557

Long-term loans due to related party

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due between July 2013 and November 2015 and interest rate are 5.6% - 5.9% per annum.	$77,174	$92,973
Less: Current maturities of long-term loans – related party	(48,014)	(54,885)
Long-term loans - related party	$29,160	$38,088

As of June 30, 2013, the total assets used by the Company as collateral were $13.2 million for the aforementioned debts.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total interest expense, net of capitalized interest, amounted to $19.4 million and $25.5 million for the three months ended June 30, 2013 and 2012, respectively.

Total interest expense, net of capitalized interest, amounted to $38.6 million and $53.0 million for the six months ended June 30, 2013 and 2012, respectively.

Capitalized interest amounted to $0.6 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively.

Capitalized interest amounted to $0.8 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2013 and December 31, 2012, customer deposits amounted to $130.1 million and $147.9 million, respectively, including deposits received from relate parties, which amounted to $7.8 million and $22.0 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $32.6 million and $35.1 million in deposits due to sales representatives, including deposits due to related parties, as of June 30, 2013 and December 31, 2012, respectively.

Note 12 – Convertible notes and derivative liabilities

The Company had 3,900,871 outstanding warrants in connection with the $40 million convertible notes issued in 2007, which expired on May 13, 2013, and 2,777,778 warrants in connection with a registered direct offering in 2009, which expired on June 24, 2012. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and are recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of December 31, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

December 31, 2012
Expected volatility	86%
Expected dividend yield	0%
Risk-free interest rate	0.08%
Expected lives	0.36 years
Market price	$0.99
Strike price	$5.00

As of June 30, 2013 and December 31, 2012, derivative liabilities, which were included in other payables and accrued liabilities in the consolidated balance sheets, amounted to $0 and $1.0 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	(3,900,871)
Exercised	-
Outstanding as of June 30, 2013	-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $7.6 million and $15.4 million for the six months ended June 30, 2013 and 2012, respectively.

The Company paid income tax amounted to $0.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

During the six months ended June 30, 2013, the Company had receivables of $1.0 million as a result of the disposal of equipment that has not been collected.

During the six months ended June 30, 2013, the Company converted $0.7 million of equipment into inventory productions.

During the six months ended June 30, 2013, the Company used $19.0 million inventory in plant and equipment constructions.

During the six months ended June 30, 2013 and 2012, the Company offset $63.9 million and $0, respectively, accounts payable to related party as loan receivable – related party repayment.

During the six months ended June 30, 2013 and 2012, the Company offset $88.8 million and $22.4 million, respectively, advance on inventory purchases to related parties as short-term loan repayments.

During the six months ended June 30, 2013, the Company reclassified $3.7 million refundable advances on inventory purchase – related parties to other receivables – related parties.

During the six months ended June 30, 2013, the Company incurred $4.7 million accounts payable to be paid for constructions in process.

During the six months ended June 30, 2013 and 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.2 million and $0.1 million, respectively, which was not yet collected.

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

Note 14 - Deferred lease income

To compensate the Group for costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.7 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.5 million (RMB 89.5 million) and $14.5 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $7.1 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended June 30, 2013 and 2012, the Company recognized $0.5 million in each period. For the six months ended June 30, 2013 and 2012, the Company recognized $1.1 million in each period. As of June 30, 2013 and December 31, 2012, the balance of deferred lease income amounted to $77.7 million and $77.2 million, respectively, of which $2.2 million and $2.1 million represents balance to be amortized within one year.

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

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of June 30, 2013:

Year ending June 30,	Capital Lease Obligation Minimum Lease Payments	Capital Lease Obligation Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
2014	$-	$-	$-
2015	118,660	-	118,660
2016	28,479	-	28,479
2017	28,479	-	28,479
2018	28,479	-	28,479
Thereafter	365,474	744,952	1,110,426
Total minimum lease payments	569,571	744,952	1,314,523
Less: amounts representing interest	(222,281)	(466,164)	(688,445)
Ending balance	$347,290	$278,788	$626,078

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2022 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended June 30, 2013 and 2012 on the minimum lease payments were $5.1 million and $5.2 million, respectively.

Interest expense for the six months ended June 30, 2013 and 2012 on the minimum lease payments were $10.2 million and $10.4 million, respectively.

Interest expense for the three months ended June 30, 2013 and 2012 on the profit sharing liability were $4.7 million and $5.6 million, respectively.

Interest expense for the six months ended June 30, 2013 and 2012 on the profit sharing liability were $9.8 million and $11.2 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. Subsequently, this financial instrument is accounted for separately from the lease accounting (Note 15 - “Capital lease obligation”). The initial fair value of the expected payments under the profit sharing component of the Unified Management Agreement is amortized over the term of the agreement using the effective interest method. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 2(h) – “Financial instruments” for details.

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for the six months ended June 30, 2013 and 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended June 30, 2013 and 2012, the Company recognized lease income of $0.5 million and $0.6 million, and for the six month ended June 30, 2013 and 2012, amounted to $1.1 million and $1.1 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended June 30, 2013 and 2012 are as follows:

(In thousands)	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Current	$105	$43
Deferred	-	-
Total provision for income taxes	$105	$43

(In thousands)	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Current	$176	$410
Deferred	-	169
Total provision (benefit) for income taxes	$176	$579

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $418.6 million will begin to expire in 2014. Originally, management believed the deferred tax asset is fully realizable. Management reevaluated the Company's future operating forecast based on the current steel market condition. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of June 30, 2013 was $84.8 million. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$72,891	$47,703
Current period addition	11,006	25,180
Current period reversal	(694)	-
Deconsolidation of Tongxing	-	(216)
Exchange difference	1,626	224
Ending balance	$84,829	$72,891

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2013. The net operating loss carry forwards for United States income taxes amounted to $1.4 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2013 was $0.5 million. The net change in the valuation allowance for the six months ended June 30, 2013 was $0. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $0.1 million as of June 30, 2013. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of June 30, 2013 and December 31, 2012, the Company had $3.0 million and $4.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $164.8 million and $154.4 million, respectively, for the three months ended June 30, 2013 and $226.1 million and $216.0 million, respectively, for the three months ended June 30, 2012. VAT on sales and VAT on purchases amounted to $353.2 million and $338.2 million, respectively, for the six months ended June 30, 2013, $407.3 million and $387.4 million, respectively, for the six months ended June 30, 2012.

Taxes payable consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
VAT taxes payable	$6,993	$13,579
Income taxes payable	67	68
Misc. taxes	3,250	3,027
Totals	$10,310	$16,674

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 – Loss per share

The computation of loss per share is as follows:

(in thousands, except per share data)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Loss attributable to holders of common stock	$(39,818)	$(26,377)
Basic and diluted weighted average number of common shares outstanding	54,980	54,857
Loss per share
Basic and diluted	$(0.72)	$(0.48)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Loss attributable to holders of common stock	$(36,715)	$(61,161)
Basic and diluted weighted average number of common shares outstanding	54,893	55,188
Loss per share
Basic and diluted	$(0.67)	$(1.11)

The Company had warrants exercisable for 3,900,871 shares of the Company’s common stock at June 30, 2012. For the three and six months ended June 30, 2012, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three and six months ended June 30, 2013 and 2012.

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$599,547	$587,334
Less: accumulated depreciation	(61,703)	(46,497)
Carrying value of leased assets	$537,844	$540,837

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2013 and 2012, General Steel (China) realized rental income in each period of $0 and $0.8 million, respectively, and for the six months ended June30, 2013 and 2012, General Steel (China) realized rental income $0 million and $1.6 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

c. The following chart summarized sales to related parties for the three and six months ended June 30, 2013 and 2012.

Name of related parties	Relationship	Three months ended June 30, 2013	Three months ended June 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$82,286	$140,648
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	-	54,110
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	5,975	-
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	5,004	16,091
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	18,393	9,566
Shaanxi Steel	Majority shareholder of Long Steel Group	448	27
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	114	12,756
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	11,289	7,170
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	12,792	-
Others	Entities either owned or have significant influence by our affiliates or management	-	1,329
Total		$136,301	$241,697

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

Name of related parties	Relationship	Six months ended June 30, 2013	Six months ended June 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$162,961	$237,189
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	72	130,849
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	20,410	41,433
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	15,596	30,535
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	36,679	26,533
Shaanxi Steel	Majority shareholder of Long Steel Group	1,411	609
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,113	20,093
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	31,293	17,207
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	14,626	-
Others	Entities either owned or have significant influence by our affiliates or management	-	1,493
Total		$285,161	$505,941

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d. The following charts summarize purchases from related parties for the three and six months ended June 30, 2013 and 2012.

Name of related parties	Relationship	Three months ended June 30, 2013	Three months ended June 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$170,005	$128,286
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	53,193	72,390
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	742	15,196
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,220
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1	26
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	8,560	8,744
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,432	2,202
Others	Entities either owned or have significant influence by our affiliates or management	166	126
Total		$234,099	$229,190

Name of related parties	Relationship	Six months ended June 30, 2013	Six months ended June, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$274,498	$330,310
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	116,991	148,374
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	12,497	66,577
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	53	3,764
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	211	2,160
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	18,089	14,025
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	4,909	2,604
Others	Entities either owned or have significant influence by our affiliates or management	236	214
Total		$427,484	$568,028

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319
Teamlink Investment Co., Ltd	Partially owned by CEO* through indirect shareholding	6,000	6,000
Total		$6,000	$69,319

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,319	$10,409
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,183	2,017
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	18
Shaanxi Steel	Majority shareholder of Long Steel Group	1,521	2,435
Others		170	87
Total		$6,212	$14,966

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$3,114	$301
Shaanxi Steel	Majority shareholder of Long Steel Group	54,082	65,981
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,220	1,195
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	486	476
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	3,811	-
Others	Entities either owned or have significant influence by our affiliates or management	510	429
Total		$63,223	$68,382

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,393	$1,367
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	34	41,316
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,733
Others	Entities either owned or have significant influence by our affiliates or management	964	-
Total		$2,391	$46,416

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$56,187	$58,661
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	108,045	91,511
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	5,652
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	63	3
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	5,684	5,278
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	692	1,146
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,080	875
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52
Others	Entities either owned or have significant influence by our affiliates or management	554	335
Total		$172,306	$177,432

f.	Short-term loans - related parties:

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$35,839
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	42,836	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	1,538	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	10,849	19,549
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	23,923	21,397
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,387	1,359
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,442	1,413
Total		$81,975	$79,557

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$48,014	$54,885
Total		$48,014	$54,885

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$871	$2,770
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	46,401	60,180
Shaanxi Steel	Majority shareholder of Long Steel Group	43,902	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	887	836
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	216	141
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	4,761
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	5,609	3,695
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,014	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	835	-
Others	Entities either owned or have significant influence by our affiliates or management	1,532	642
Total		$101,267	$73,025

i.	Customer deposits – related parties:

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$1,181	$4,869
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	2,163
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	5,380	8,864
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	672	5,615
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	353
Others	Entities either owned or have significant influence by our affiliates or management	565	44
Total		$7,798	$21,998

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$583	$619
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	632	619
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	583	-
Total		$1,798	$1,238

k.	Long-term loans – related party:

Name of related party	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$29,160	$38,088
Total		$29,160	$38,088

The Company also provided guarantee on related parties’ bank loans amounting to $139.9 million and $118.0 million as of June 30, 2013 and as of December 31, 2012, respectively.

l.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	June 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$43,008
Total		$-	$43,008

m.	Deferred lease income

	June 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524
Less: Lease income realized	(1,071)	(2,119)
Exchange rate effect	1,594	794
Ending balance	77,722	77,199
Current portion	(2,164)	(2,120)
Noncurrent portion	$75,558	$75,079

For the three months ended June 30, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted to $0.5 million and $0.5 million, respectively.

For the six months ended June 30, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted to $1.1 million and $1.1 million, respectively.

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

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company was $1.9 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively, and for the six months ended June 30, 2013 and 2012 amounted to $4.1 million and $3.8 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the periods ended June 30, 2013 and 2012, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the six months ended June 30, 2013 and 2012, the Company made contributions of $0.5 million and $0.7 million to these reserves, respectively and used $0.3 million and $0.3 million of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of June 30, 2013 is as follows:

Year ending June 30,	Minimum lease payment
(in thousands)
(Unaudited)
2014	$1,439
2015	677
2016	557
2017	557
2018	557
Years after	20,200
Total minimum payments required	$23,987

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total rental expense was $0.8 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively, and $1.6 million and $1.6 million for the six months ended June 30, 2013 and 2012, respectively.

Contractual Commitments

Longmen Joint Venture has $237.5 million contractual obligations related to construction projects as of June 30, 2013.

Purchase Commitments

Longmen Joint Venture has signed an annual purchase agreement with a vendor to supply iron ore to be delivered based on the production demand. From October 2012 to October 2013, the minimum purchase commitment is 3 million tons at market price.

Contingencies

As of June 30, 2013, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $253.1 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$206,869	Various from August 2013 to August 2015
Three-party financing agreements	14,580	Various from January to April 2014
Confirming storage	19,246	Various from September 2013 to March 2014
Financing by the rights of goods delivery in future	12,377	Various from December 2013 to April 2014
Total	$253,072

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$71,037	Various from October 2013 to August 2015
Hancheng Haiyan Coking Co., Ltd	14,580	Various from January to April 2014
Long Steel Group Fuping Rolling Steel Co., Ltd	11,202	Various from January to June 2014
Yichang Zhongyi Industrial Co., Ltd	24,462	June 2014
Xi’an Laisheng Logistics Co., Ltd	2,657	May 2014
Xi'an Kaiyuan Steel Sales Co., Ltd	2,676	Various from November 2013 to January 2014
Shaanxi Hongan Material Co., Ltd.	7,128	Various from September to December 2013
Shaanxi Anlin Logistics Co., Ltd	7,517	Various from December 2013 to April 2014
Chengdu Zhongyi Steel Co., Ltd	2,333	December 2013
Shaanxi Huatai Huineng Group Co., Ltd	24,300	March 2014
Hancheng Sanli Furnace Burden Co., Ltd.	16,200	March 2015
Tianjin Dazhan Industry Co., Ltd	20,250	Various from January 2014 to March 2015
Tianjin Hengying Trading Co., Ltd	29,160	Various from January to April 2014
Tianjin Qiu Steel Pipe Industry Co., Ltd	4,860	April 2014
X'an Longmen Trading Co., Ltd	4,277	Various from August 2013 to September 2013
Xi'an Delong Logistics Co., Ltd	3,240	August 2013
Shaanxi Baolong Industry Co., Ltd	3,240	November 2013
Shaanxi Longan Industrial Development Co., Ltd	3,953	November 2013
Total	$253,072

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2013, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents results of division operations for three months ended June 30, 2013 and 2012:

(In thousands)
Sales:	2013	2012
Longmen Joint Venture	$650,741	$774,306
Maoming Hengda	1,349	889
Baotou Steel Pipe Joint Venture	972	2,424
General Steel (China) & Tianwu Joint Venture	5,454	7,135
Total sales	658,516	784,754
Interdivision sales	(4,865)	(4,071)
Consolidated sales	$653,651	$780,683

Gross profit (loss):	2013	2012
Longmen Joint Venture	$(36,193)	$25,770
Maoming Hengda	473	(330)
Baotou Steel	167	54
General Steel (China) & Tianwu Joint Venture	17	2,550
Total gross profit (loss)	(35,536)	28,044
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$(35,536)	$28,044

Income (loss) from operations:	2013	2012
Longmen Joint Venture	$(40,019)	$8,523
Maoming Hengda	(225)	(734)
Baotou Steel	55	(240)
General Steel (China) & Tianwu Joint Venture	(790)	2,480
Total income (loss) from operations	(40,979)	10,029
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(1,245)	(2,117)
Consolidated income (loss) from operations	$(42,224)	$7,912

Net income (loss) attributable to General Steel Holdings, Inc.:	2013	2012
Longmen Joint Venture	$(34,944)	$(23,132)
Maoming Hengda	(216)	(784)
Baotou Steel	46	(292)
General Steel (China) & Tianwu Joint Venture	(3,528)	(75)
Total net loss attributable to General Steel Holdings, Inc.	(38,642)	(24,283)
Interdivision net income	-	-
Reconciling item (1)	(1,176)	(2,094)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(39,818)	$(26,377)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation, amortization and depletion:	2013	2012
Longmen Joint Venture	$20,850	$19,412
Maoming Hengda	315	492
Baotou Steel	26	71
General Steel (China) & Tianwu Joint Venture	518	795
Consolidated depreciation, amortization and depletion	$21,709	$20,770

Finance/interest expenses:	2013	2012
Longmen Joint Venture	$22,909	$50,499
Maoming Hengda	-	-
Baotou Steel	-	126
General Steel (China) & Tianwu Joint Venture	2,972	3,321
Interdivision interest expenses	-	-
Reconciling item (1)	1	2
Consolidated interest expenses	$25,882	$53,948

Capital expenditures:	2013	2012
Longmen Joint Venture	$27,922	$7,903
Maoming Hengda	-	15
Baotou Steel	1	-
General Steel (China) & Tianwu Joint Venture	2	2
Reconciling item (1)	-	-
Consolidated capital expenditures	$27,925	$7,920

The following represents results of division operations for six months ended June 30, 2013 and 2012:

(In thousands)

Sales:	2013	2012
Longmen Joint Venture	$1,297,489	$1,417,582
Maoming Hengda	2,872	2,869
Baotou Steel Pipe Joint Venture	981	2,601
General Steel (China) & Tianwu Joint Venture	54,180	12,327
Total sales	1,355,522	1,435,379
Interdivision sales	(50,580)	(6,655)
Consolidated sales	$1,304,942	$1,428,724

Gross profit (loss):	2013	2012
Longmen Joint Venture	$(31,826)	$31,045
Maoming Hengda	245	(413)
Baotou Steel	89	73
General Steel (China) & Tianwu Joint Venture	23	2,969
Total gross profit (loss)	(31,469)	33,674
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$(31,469)	$33,674

Income (loss) from operations:	2013	2012
Longmen Joint Venture	$31	$(3,071)
Maoming Hengda	(1,022)	(1,436)
Baotou Steel	(305)	(406)
General Steel (China) & Tianwu Joint Venture	(1,598)	2,479
Total loss from operations	(2,894)	(2,434)
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(2,326)	(2,653)
Consolidated loss from operations	$(5,220)	$(5,087)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net loss attributable to General Steel Holdings, Inc.:	2013	2012
Longmen Joint Venture	$(26,619)	$(53,480)
Maoming Hengda	(987)	(1,320)
Baotou Steel	(243)	(666)
General Steel (China) & Tianwu Joint Venture	(6,684)	(3,053)
Total net loss attributable to General Steel Holdings, Inc.	(34,533)	(58,519)
Interdivision net income	-	-
Reconciling item (1)	(2,182)	(2,642)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(36,715)	$(61,161)

Depreciation, amortization and depletion:	2013	2012
Longmen Joint Venture	$41,281	$38,658
Maoming Hengda	626	996
Baotou Steel	123	82
General Steel (China) & Tianwu Joint Venture	1,037	1,593
Consolidated depreciation, amortization and depletion	$43,067	$41,329

Finance/interest expenses:	2013	2012
Longmen Joint Venture	$50,172	$95,694
Maoming Hengda	-	12
Baotou Steel	-	254
General Steel (China) & Tianwu Joint Venture	5,678	6,352
Interdivision interest expenses	-	-
Reconciling item (1)	2	2
Consolidated interest expenses	$55,852	$102,314

Capital expenditures:	2013	2012
Longmen Joint Venture	$44,006	$16,345
Maoming Hengda	2	15
Baotou Steel	8	5
General Steel (China) & Tianwu Joint Venture	3	3
Reconciling item (1)	-	-
Consolidated capital expenditures	$44,019	$16,368

Total Assets as of:	June 30, 2013	December 31, 2012
Longmen Joint Venture	$2,371,719	$2,513,206
Maoming Hengda	29,459	29,687
Baotou Steel Pipe Joint Venture	4,855	5,186
General Steel (China) & Tianwu Joint Venture	88,192	152,965
Interdivision assets	(46,877)	(57,436)
Reconciling item (2)	7,266	7,074
Total Assets	$2,454,614	$2,650,682

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months and six months ended June 30, 2013 and 2012.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of June 30, 2013 and December 31, 2012.

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

Recent Developments and Second Quarter Highlights

The second quarter of 2013 was highlighted with the following:

•	Sales in the second quarter of 2013 decreased by 16.3% to $653.7 million, from $780.7 million in the second quarter of 2012, due to a decrease in the average selling price of our products despite an increase in sales volume. For the second quarter of 2013, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.35 million metric tons, an increase of 3.8%, compared to 1.30 million metric tons in the second quarter of 2012, with an average selling price of $482.7 per ton, as compared to $596.2 per ton in the second quarter of 2012.

•	Gross loss in the second quarter of 2013 was $35.5 million, or (5.4)% of total revenue, as compared to a gross profit of $28.0 million, or 3.6% of total revenue in the second quarter of 2012.

•	Total finance expenses in the second quarter of 2013 were $25.9 million, as compared to 53.9 million for the same period in 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $9.8 million and $10.8 million in the second quarter of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $16.1 million and $43.2 million in the second quarter of 2013 and 2012, respectively.

•	Loss per share was $0.72 and $0.48 in the second quarter of 2013 and 2012, respectively. The increase in the loss in the second quarter was mainly due to the average selling price decreasing more than the average cost, leading to a gross loss.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2012 and the monthly base rental rate due to General Steel (China) was approximately $0.3 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee had informed us that they do not intend to continue with the lease at June 30, 2012. There was no penalty for early termination. General Steel (China) currently does not have plans to lease the facility to another company and as such, a write-down in the carrying value of property, plant and equipment in relation to this event had been assessed and the estimated impairment amount of $5.5 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011, and an additional $20.2 million (RMB 127.2 million) was impaired and recorded in the selling, general and administrative expenses for the year ended December 31, 2012. Management also re-evaluates the fair value of its long-term assets on annual basis, or if there is a triggering event, which would require an assessment sooner.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) related to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.7 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2012, Shaanxi Steel reimbursed Longmen Joint Venture $14.5 million (RMB 89.5 million) and $14.5 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during this period. This cost of $7.1 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining terms of the 40-year sub-lease.

For the three months ended June 30, 2013 and 2012, we recognized lease income of $0.5 million and $0.5 million, respectively, and $1.1 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, the deferred lease income on the land sub-lease was $77.7 million and $77.2 million, respectively. The remaining life of amortization was 36.0 years as of June 30, 2013.

On April 29, 2011, we entered into a 20-year Unified Management Agreement with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state-owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus $599.5 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In October 2012, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until October 2014. In March 2013, Shaanxi Coal has provided bank loan guarantees to Longmen Joint Venture in the amount of $317.5 million (RMB 2.0 billion).

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

In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two installed production lines were both relocated from the Maoming Hengda (as defined below) facility, which consume less energy when running at maximum efficiencies compared to our previous production line.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and six months ended June 30, 2013, approximately 27.8% and 23.3% of our sales were to five customers, respectively. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

The Western region of China, where our major sales market is located, has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.6% for the national GDP, the GDP increase of 11.0% was reported by Shaanxi Province in the first half year of 2013 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 10.0%. We have a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended June 30, 2013 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
China Railroad Logistics Xi'an Co., Ltd.	Iron Ore	15.6%	Third Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	10.7%	Third Party
Long Steel Group	Iron Ore	8.5%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	7.7%	Related Party
Shaanxi Electricity Company Weinan Branch	Coke	2.5%	Third Party
	Total	45.0%

The sources and/or our top five major suppliers of our raw materials for the six months ended June 30, 2013 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Longgang Group Import & Export Co., Ltd.	Iron Ore	11.6%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	8.8%	Third Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	8.7%	Related Party
Long Steel Group	Iron Ore	6.7%	Related Party
Shaanxi Electricity Company Weinan Branch	Coke	2.6%	Third Party
	Total	38.4%

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

At the same time, the overall nationwide steelmaking capacity still exceeds steel demand in China. There is a significant over-capacity in the Chinese steel industry which is putting pressure on operators’ profitability. This became the most significant challenge in the steel manufacturing business. For the first half of 2013, China’s crude steel production increased by 7.4% to 389.9 million tons from the same period last year, while the consumption of crude steel increased by 6.8% to 364.8 million tons from the same period last year, according to the China Iron & Steel Association. However, due to the rapid economic development and urbanization in the Western region of China, which is the core market we serve, steel demand in the region has seen a stable growth compared to the rest of the country.

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

Results of Operations for the Three and Six Months Ended June 30, 2013

Sales

Three months ended June 30, 2013 compared with three months ended June 30, 2012

The following table sets forth sales and volume in metric tons.

	Three months ended
	June 30, 2013			June 30, 2012			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,348,173	$650,741	99.6%	1,298,730	$774,306	99.2%	3.8%	(16.0)%
Others	36,731	2,910	0.4%	40,021	6,377	0.8%	(8.2)%	(54.4)%
Total Sales	1,384,904	$653,651	100.0%	1,338,751	$780,683	100.0%	3.4%	(16.3)%

Total sales for the three months ended June 30, 2013 decreased by 16.3% to $653.7 million from $780.7 million for the same period in 2012. The decrease in sales was predominantly due to a decrease in the average selling price. Longmen Joint Venture comprised approximately 99.6% and 99.2% of total sales for the second quarter of 2013 and 2012, respectively. Sales volume of rebar increased by 3.8% to 1.35 million metric tons, as compared to 1.30 million metric tons in the same period in 2012.  The average selling price of rebar decreased by 19.0% to approximately $482.7 per ton in the second quarter of 2013 compared to approximately $596.2 per ton in the same period in 2012.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the second quarter of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the fourth quarter of 2011, evidencing a continued decline. The over-capacity issue continued to impact our results during the second quarter of 2013. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison to the same period in 2012. However, our sales volume of rebar in Longmen Joint Venture increased by 3.8% to 1.35 million metric tons from 1.30 million metric tons. The increase in sales volume was mainly due to our lowering the selling price of rebar to extend our market share in the Northwest region.

Our five major customers were distributors and collectively represented approximately 27.8% of our total sales for the three months ended June 30, 2013 as compared to 34.7% of our total sales for the three months ended June 30, 2012. The decrease in the concentration of our five major customers in the second quarter of 2013 as compared to the same period in 2012 was mainly due to the decrease in sales to Long Steel Group and its surrounding Southwest region and shifts in market demands being concentrated in the Northwest region. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

The following table sets forth sales and volume in metric tons.

	Six months ended
	June 30, 2013			June 30, 2012			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	2,603,296	$1,297,489	99.4%	2,391,345	$1,417,581	99.2%	8.9%	(8.5)%
Others	86,031	7,453	0.6%	122,706	11,143	0.8%	(29.9)%	(33.1)%
Total Sales	2,689,327	$1,304,942	100.0%	2,514,051	$1,428,724	100.0%	7.0%	(8.7)%

Total sales for the six months ended June 30, 2013 decreased by 8.7% to $1.3 billion from $1.4 billion for the same period in 2012. The decrease in sales was predominantly due to the decrease in the average selling price. Longmen Joint Venture comprised approximately 99.4% and 99.2% of total sales for the six months ended June 30, 2013 and 2012, respectively. Sales volume of rebar increased by 8.9% to 2.6 million metric tons, compared to 2.4 million metric tons in the same period in 2012.  The average selling price of rebar decreased by 15.9% to approximately $498.4 per ton in the six months ended June 30, 2013 compared to approximately $592.8 per ton in the same period of 2012.

Our product demands and prices had been rising in the first three quarters of 2011 until the end of the second quarter of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the fourth quarter of 2011, evidencing a continued decline. The over-capacity issue continued to impact our results during the six months ended June 30, 2013. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison to the same period in 2012. However, our sales volume of rebar in Longmen Joint Venture increased by 8.9% to 2.6 million metric tons from 2.4 million metric tons The increase in sales volume was mainly due to our lowering the selling price of rebar to extend our market share in the Northwest region.

Our five major customers were distributors and collectively represented approximately 23.3% of our total sales for the six months ended June 30, 2013 as compared to 36.8% of our total sales for the six months ended June 30, 2012. The decrease in the concentration of our five major customers in the six months ended June 30, 2013 as compared to the same period in 2012 was mainly due the decrease in sales to Long Steel Group and its surrounding Southwest region and shifts in market demands being concentrated in the Northwest region. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended June 30, 2013 compared with three months ended June 30, 2012

	Three months ended
	June 30, 2013			June 30, 2012			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,348,173	$686,934	99.7%	1,298,730	$746,779	99.2%	3.8%	(8.0)%
Others	36,731	2,253	0.3%	40,021	5,860	0.8%	(8.2)%	(61.6)%
Total Cost of Goods Sold	1,384,904	$689,187	100.0%	1,338,751	$752,639	100.0%	3.4%	(8.4)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 58.8% of our total cost of sales in the second quarter of 2013. The cost of goods sold decreased by 8.4% to $689.2 million in the second quarter of 2013 from $752.6 million in the same period of 2012. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 11.5% and approximately 30.9%, respectively, for the three months ended June 30, 2013 as compared to the same period in 2012. As such, the average costs of rebar manufactured decreased 11.4% to approximately $509.5 per ton in the second quarter of 2013 from approximately $575.0 per ton in the same period in 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

	Six months ended
	June 30, 2013			June 30, 2012			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	2,603,296	$1,329,315	99.5%	2,391,345	$1,383,955	99.2%	8.9%	(3.9)%
Others	86,031	7,096	0.5%	122,706	11,095	0.8%	(29.9)%	(36.0)%
Total Cost of Goods Sold	2,689,327	$1,336,411	100.0%	2,514,051	$1,395,050	100.0%	7.0%	(4.2)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 63.2% of our total cost of sales for the six months ended June 30, 2013. The cost of goods sold decreased by 4.2% to $1.3 billion in the six months ended June 30, 2013 from $1.4 billion in the same period of 2012. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 9.8% and approximately 27.6%, respectively, for the six months ended June 30, 2013 as compared to the same period in 2012. As such, the average costs of rebar manufactured decreased 11.8% to approximately $510.6 per ton in six months ended June 30, 2013 from approximately $578.7 per ton in the same period 2012.

Gross Profit (Loss)

Three months ended June 30, 2013 compared with three months ended June 30, 2012

	Three months ended
	June 30, 2013			June 30, 2012			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	1,348,173	$(36,193)	(5.6)%	1,298,730	$27,527	3.6%	(231.5)%
Others	36,731	657	22.6%	40,021	517	8.1%	27.1%
Total Gross Profit (Loss)	1,384,904	$(35,536)	(5.4)%	1,338,751	$28,044	3.6%	(226.7)%

Gross loss for the second quarter in 2013 was $35.5 million, or (5.4)% of total sales, as compared to gross profit of $28.0 million, or 3.6% of total sales in the same period in 2012. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 19.0% being higher than the percentage decrease of costs of rebar manufactured of 11.4% for the second quarter in 2013 as compared to the same period in 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

	Six months ended
	June 30, 2013			June 30, 2012			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	2,603,296	$(31,826)	(2.5)%	2,391,345	$33,626	2.4%	(194.6)%
Others	86,031	357	4.8%	122,706	48	0.4%	643.8%
Total Gross Profit (Loss)	2,689,327	$(31,469)	(2.4)%	2,514,051	$33,674	2.4%	(193.5)%

Gross loss for the six months ended June 30, 2013 was $31.5 million, or (2.4)% of total sales, as compared to gross profit of $33.7 million, or 2.4% of total sales in the same period in 2012. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 15.9% was slightly higher to the percentage decrease of costs of rebar manufactured of 11.8% for the six months ended June 30, 2013 as compared to the same period in 2012.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %

Selling, general and administrative expenses	$(20,848)	$(20,132)	3.6%
SG&A expenses as a percentage of total revenue	(3.2)%	(2.6)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses increased by 3.6% to $20.8 million for the three months ended June 30, 2013, compared to $20.1 million for the same period in 2012.

Selling expenses decreased by 9.9% to $9.3 million for three months ended June 30, 2013 as compared to $10.3 million in the same period of 2012. The decrease was mainly due to a sales tax imposed by the PRC (“special fund”) related to the sales of our products which was no longer imposed by the PRC tax authorities in 2013 while $1.6 million of the special fund was imposed in the second quarter of 2012.

In addition, general and administrative (“G&A”) expenses were approximately $11.6 million and $9.8 million for three months ended June 30, 2013 and 2012, respectively. The 17.6% increase was mainly due to the $1.2 million write-off of prepaid special fund.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %

Selling, general and administrative expenses	$(39,803)	$(38,761)	2.7%
SG&A expenses as a percentage of total revenue	(3.1)%	(2.7)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses increased by 2.7% to $39.8 million for the six months ended June 30, 2013, compared to $38.8 million for the same period in 2012.

Selling expenses decreased by 9.7% to $17.3 million for six months ended June 30, 2013 as compared to $19.2 million in the same period of 2012. The decrease was mainly due to a special fund related to the sales of our products which was no longer imposed by the PRC tax authorities in 2013 while $2.9 million of the special fund was imposed in the six months ended June 30, 2012.

In addition, G&A expenses were approximately $22.5 million and $19.6 million for six months ended June 30, 2013 and 2012, respectively. The 14.9% increase was mainly due to the $1.2 million write-off of prepaid special fund and $0.9 million increase in depreciation expenses as a result of more of General Steel (China)’s depreciation expense being allocated to G&A expenses than non-operating expense after the termination of its lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd in June 2012.

Change in Fair Value of Profit Sharing Liability

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %

Change in fair value of profit sharing liability	$14,160	$-	100.0%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by the major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. Also, there has been a tightening of the monetary policy by the Chinese policy makers on June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our second quarter and year to date operating results. We have foreseen a further downward trend than anticipated in the first quarter of 2013. As such, the fair value of our profit sharing liability has been reduced as compared to our previous estimates and we have recognized a gain of $14.2 million in our income from operations for the three months ended June 30, 2013.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %

Change in fair value of profit sharing liability	$66,052	$-	100.0%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by the major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. Also, there has been a tightening of the monetary policy by the Chinese policy makers on June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our second quarter and year to date operating results. We have foreseen a downward trend. As such, the fair value of our profit sharing liability has been reduced as compared to our previous estimates and we have recognized a gain of $66.1 million in our income from operations for the six months ended June 30, 2013.

Income (Loss) from Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %

Income (loss) from operations	$(42,224)	$7,912	(633.7)%

Loss from operations for the three months ended June 30, 2013 was $42.2 million as compared to $7.9 million income from operations for the same period in 2012. The increase in loss from operations was predominantly due to the increase in gross loss offset by the gain from change in fair value of profit sharing liability.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %

Loss from operations	$(5,220)	$(5,087)	2.6%

Loss from operations for the six months ended June 30, 2013 was $5.2 million as compared to $5.1 million for the same period in 2012. The increase in loss from operations was predominantly due to the increase in gross loss offset by the gain from change in fair value of profit sharing liability.

Other Income (Expense)

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %

Interest income	$3,383	$3,146	7.5%
Finance/interest expense	(16,094)	(43,160)	(62.7)%
Financing cost on capital lease	(9,788)	(10,788)	(9.3)%
Change in fair value of derivative liabilities	-	20	(100.0)%
Gain on disposal of equipment	(235)	3	(7,933.3)%
Income from equity investment	132	79	(67.1)%
Foreign currency transaction gain (loss)	98	(973)	(110.1)%
Lease income	539	530	1.7%
Other non-operating income (expense), net	521	1,145	(54.5)%
Total other expense, net	$(21,444)	$(49,998)	(57.1)%

Total other expense, net, for the three months ended June 30, 2013 was $21.4 million, a 57.1% decrease compared to $50.0 million for the same period in 2012. The decrease was mainly a result of a $27.1 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of the reduction in the amount of bank notes receivable redemption and the amount borrowed from banks and third parties in the second quarter of 2013 as compared to the same period in 2012. We utilized more vendor financings during second quarter in 2013. As a result, notes receivable early redemption expenses for the three months ended June 30, 2013 amounted to $6.5 million, a $21.9 million or 77.1% decrease from $28.4 million for the same period in 2012, and interest expense on loan borrowings for the three months ended June 30, 2013 amounted to $9.6 million, a $5.2 million or 35.1% decrease from $14.8 million for the same period in 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %

Interest income	$5,822	$8,702	(33.1)%
Finance/interest expense	(35,856)	(80,687)	(55.6)%
Financing cost on capital lease	(19,996)	(21,627)	(7.5)%
Change in fair value of derivative liabilities	1	7	(85.7)%
Gain on disposal of equipment	96	(116)	(182.8)%
Income from equity investment	90	36	150.0%
Foreign currency transaction gain (loss)	126	(588)	(121.4)%
Lease income	1,071	1,060	1.0%
Other non-operating income (expense), net	789	1,002	(21.3)%
Total other expense, net	$(47,857)	$(92,211)	(48.1)%

Total other expense, net, for the six months ended June 30, 2013 was $47.9 million, a 48.1% decrease compared to $92.2 million for the same period in 2012. The decrease was mainly a result of a decrease of interest income on loan receivables of $2.9 million offset by a $44.8 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of the reduction the amount of bank notes receivable redeemed early and the amount borrowed from banks and third parties in the six months ended June 30, 2013 as compared to the same period in 2012. We utilized more vendor financings during the second quarter in 2013. As a result, notes receivable early redemption expenses for the six months ended June 30, 2013 amounted to $17.3 million, a $32.0 million or 64.9% decrease from $49.3 for the same period in 2012, and interest expense on loan borrowings for the six months ended June 30, 2013 amounted to $18.6 million, a $12.8 million or 41.0% decrease from $31.4 million for the same period in 2012. The decrease in interest expense on loan borrowings for the six months ended June 30, 2013 as compared to the same period in 2012 was mainly due to the decrease in loan borrowings of approximately 22.3%.

Income Taxes

For the three months ended June 30, 2013 and 2012, we had total and current income tax provisions for our profitable subsidiaries, amounting to $0.1 million and $0.04 million, respectively. No deferred income tax provision was recorded for the three months ended June 30, 2013 and 2012 as the deferred tax assets had been fully reserved.

For the three months ended June 30, 2013 and 2012, we had effective tax rates of (0.1%) and (0.1%), respectively. The negative effective tax rates for the three months ended June 30, 2013 and 2012 were mainly due to a consolidated loss before income tax while we accrued tax provision for our profitable subsidiaries.

For the six months ended June 30, 2013 and 2012, we had a total tax provision of $0.2 million and $0.6 million, respectively. For the six months ended June 30, 2013 and 2012, we had current income tax provisions for our profitable subsidiaries, amounting to $0.2 million and $0.4 million, respectively. For the six months ended June 30, 2012, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax provision was recorded for the six months ended June 30, 2013 as the deferred tax assets had been fully reserved.

For the six months ended June 30, 2013 and 2012, we had effective tax rates of (0.3%) and (0.6%), respectively. The negative effective tax rates for the three months ended June 30, 2013 and 2012 were mainly due to a consolidated loss before income tax while we needed to accrue tax provision for our profitable subsidiaries.

Net Loss

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %

Net loss	$(63,773)	$(42,129)	51.4%

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %

Net loss	$(53,253)	$(97,877)	(45.6)%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %

Net loss	$(63,773)	$(42,129)	51.4%
Less: Net loss attributable to the noncontrolling interest	(23,955)	(15,752)	52.1%
Net loss attributable to General Steel Holdings, Inc.	$(39,818)	$(26,377)	51.0%

Net loss attributable to us for the three months ended June 30, 2013 increased to $39.8 million as compared to $26.4 million for the same period in 2012. The increase in net loss attributable to us for the three months ended June 30, 2013 was mainly a result of a $35.5 million gross loss offset by a $14.1 million increase in change in fair value of profit sharing liability and a $27.1 million decrease in finance/interest expense for the three months ended June 30, 2013.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %

Net loss	$(53,253)	$(97,877)	(45.6)%
Less: Net loss attributable to the noncontrolling interest	(16,538)	(36,716)	(55.0)%
Net loss attributable to General Steel Holdings, Inc.	$(36,715)	$(61,161)	(40.0)%

Net loss attributable to us for the six months ended June 30, 2013 decreased to $36.7 million compared to $61.2 million for the same period in 2012. The decrease in net loss attributable to us for the six months ended June 30, 2013 was mainly a result of a gross loss of 31.5 million offset by a $66.1 million gain from change in fair value of profit sharing liability and a decrease in finance/interest expense of $44.8 million for the six months ended June 30, 2013.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of June 30, 2013, our current liabilities exceeded the current assets by approximately $1.0 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

 Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited condensed consolidated financial statements for the period ended June 30, 2013 have been prepared on a going concern basis.

As of June 30, 2013, we had cash and restricted cash aggregating $448.5 million, of which $380.7 million was restricted.

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

As of June 30, 2013, the amount of our restricted net assets was $2.0 million.

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

Although the steel industry is slowing down due to over-capacity issues in China, in order for us to stay competitive, we continue to look for opportunities to improve the efficiency on our production lines. In addition to the 1,200,000 metric ton capacity rebar production renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010, in July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012 and March 2013, we began the construction of a 900,000 metric ton capacity rebar production line and a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. These 2,100,000 metric ton capacity rebar production lines require additional capital resources of approximately $46.1 million and are estimated to be completed between August and October 2013. Additionally, in June 2013, we began construction on a new and bigger blast furnace with updated, energy-efficient technologies to replace one of the older ones with a smaller capacity. The new blast furnace requires additional capital resources of approximately $176.4 million and is estimated to be completed by September 2014.

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

Short-term Notes Payable

As of June 30, 2013, we had $813.5 million in short-term notes payable liabilities, which were secured by restricted cash of $380.6 million and restricted notes receivable of $98.3 million and other assets. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of June 30, 2013, we had $208.7 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between 4.2% to 5.9% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 5.0% to 5.9% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended June 30, 2013 and 2012 amounted to $188.1 million and $149.5 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2013 and 2012 amounted to $1.5 million and $3.5 million, respectively.

Total financing sales for the six months ended June 30, 2013 and 2012 amounted to $353.3 million and $293.7 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2013 and 2012 amounted to $3.1 million and $4.7 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of June 30, 2013 and December 31, 2012 were (5.9) and (7.1), respectively. As of June 30, 2013, our current liabilities exceed current assets (excluding non-cash item) by $1.0 billion. As of August 31, 2013, our estimated current liabilities may exceed current assets (excluding non-cash item) by $954.9 million.

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

As a result, the unaudited condensed consolidated financial statements for the six month period ended June 30, 2013 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $61.4 million as compared to $99.6 million in the same period of 2012. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss of $3.8 million as compared to $63.1 million in the same period in 2012. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities;
-	(gain) loss on disposal of equipment;
-	provision for doubtful accounts;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	loss from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets;
-	deferred lease income; and
-	change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Accounts receivable – related parties: The decrease of accounts receivable – related parties was mainly due to the decrease in sales to related parties while we have collected more of accounts receivable from these related parties during the six months ended June 30, 2013;
-	Inventory: The decrease in inventories in the six months of 2013 was mainly due to the continued decrease in the cost of raw materials and increase in the consumption of raw materials to keep up with the increased sales volume;
-	Advances on inventory purchases: The decrease was mainly due to Longmen Joint Venture making fewer advance payments to third party suppliers for raw material purchases during the six months ended June 30, 2013; and
-

Accounts payable, including related parties: The increase in accounts payable was mainly due to Longmen Joint Venture making more purchases during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paid less to its suppliers during the second quarter of 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Notes receivable: The increase in notes receivable in the six months ended June 30, 2013 was mainly due to more customers using notes as a form of payment as compared to the same period in 2012;
-	Accounts receivable: The increase in the first six months of 2013 was mainly due to increase in sales to third parties;
-	Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Other payable – related parties: The decrease in other payable – related parties was mainly due to more payables being paid to related parties in the six months ended June 30, 2013 compared to the prior year; and
-	Customer deposits, including related parties: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands of our products from our customers, as such, we received fewer advanced payments made by our customers.

Investing activities

Net cash used in investing activities was $102.2 million and $98.4 million for the six months ended June 30, 2013 and 2012, respectively. Fluctuation in cash outflow between the two periods was mainly due to the decrease of restricted cash and the increase in constructions in process as the construction of two new rebar production lines are near completion. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first six months of 2013, such balance decreased because we needed fewer notes payable to settle with our suppliers. In addition, the decrease in cash used was also due to $69.3 million loans to related parties being given in the first six months of 2012 while no additional loans were granted to related parties in the same period in 2013.

Financing activities

Net cash provided by financing activities was $183.9 million and 134.2 million for the six months ended June 30, 2013 and 2012, respectively. Compared to the same period in 2012, the increase of cash inflow from financing activities was mainly driven by the following:

•	Restricted notes receivable: The decrease of restricted notes receivable was mainly due to our strategy of using more of vendors financing by legally postponing our payments to our vendors during the six months ended June 30, 2013.
•	Short term loans: We borrowed more from related parties for the six months ended June 30, 2013 as compared to the same period in 2012.

The cash inflow was offset by the following cash outflow:

•	Short term notes payable: We repaid fewer notes payable to banks for the six months ended June 30, 2013 as they became due as compared to the same period in 2012 and borrowed fewer notes payable from the banks during the period as we utilized more vendor financing during this period, which allowed us to decrease our borrowings on notes payable; and
•	Short term loans: We repaid fewer loans to banks and third parties for the six months ended June 30, 2013 as they became due as compared to the same period in 2012 and borrowed less from banks and third parties as well.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2013 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of June 30, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$813,521	$813,521	$-	$-	$-
Bank loans	208,731	208,731	-	-	-
Other loans, including related parties	233,220	233,220	-	-	-
Deposits due to sales representatives, including related parties	32,598	32,598	-	-	-
Lease obligations	23,987	1,439	1,234	1,114	20,200
Construction obligations - Longmen Joint Venture	237,475	61,102	176,373	-	-
Long term loan – Shaanxi Steel	77,174	48,014	29,160	-	-
Capital lease obligation	347,290	-	88,329	21,173	237,788
Profit sharing liability	278,788	-	-	-	278,788
Total	$2,252,784	$1,398,625	$295,096	$22,287	$536,776

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of June 30, 2013, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $253.1 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$206,869	Various from August 2013 to August 2015
Three-party financing agreements	14,580	Various from January to April 2014
Confirming storage	19,246	Various from September 2013 to March 2014
Financing by the rights of goods delivery in future	12,377	Various from December 2013 to April 2014
Total	$253,072

As of June 30, 2013, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any loss from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Subsidiaries are those entities in which our Company, directly or indirectly, controls more than one half of the voting power or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a board of directors with respect to Longmen Joint Venture, the rights and roles of both bodies were considered to determine which has the authority to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the authority to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, for which we hold 2 out of 4 seats, requires a ¾ majority vote, while the board of directors, which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the board of directors and the Supervisory Committee, the board of directors prevails. In other words, the Supervisory Committee is considered to be subordinate to the board of directors. Thus, the board of directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors, control the operations of Longmen Joint Venture and as such, have the authority to direct the activities of the VIE that most significantly impact Longmen Joint Venture ’s economic performance.

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

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors and have control over the operations of Longmen Joint Venture. As such, we have the authority to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment.

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

The December 2007 Warrants issued in conjunction with the December 2007 Notes and December 2009 Warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the Notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the Notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 0 and 6,678,649 as of June 30, 2013 and December 31, 2012, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as Level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

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

The above assumptions were reviewed by us at June 30, 2013 and we changed those assumptions as compared to the assumptions used at December 31, 2012 because of the changes in market conditions in PRC. Based on the updated information from the banks, GDP report, operating results from the three and six months ended June 30, 2013 and the operating results from July 2013, all of the above information indicated a downward trend in the steel manufacturing industry in the coming years. As a result, we re-evaluated the fair value of the 40% profit sharing liability as of the beginning of the period ended March 31, 2013 and June 30, 2013 and recorded a gain on change in fair value of profit sharing liability of $14.2 million and $66.1 million for the three and six months ended June 30, 2013, respectively.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly. If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended June 30, 2013 would have been $300.7 million and we would reduce a gain on the change in the fair value of profit sharing liabilities by $37.6 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended June 30, 2013 would have been $112.3 million and we would increase a gain on the change in the fair value of profit sharing liabilities by $152.6 million.

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the three months ended June 30, 2013 and 2012. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the six months ended June 30, 2013. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the Asset Pool have been fully absorbed by profits.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of such material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on June 17, 2013, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on August 6, 2013.

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

General Steel Holdings, Inc.

Date: August 30, 2013	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: August 30, 2013	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

