Form 10-Q
period 2013-09-30
GENERAL STEEL HOLDINGS INC
filed 2013-11-12
CIK 1239188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

As of November 5, 2013, 55,298,732 shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$62,091	$46,467
Restricted cash	405,781	323,420
Notes receivable	116,900	145,502
Restricted notes receivable	357,250	357,900
Loans receivable - related parties	4,540	69,319
Accounts receivable, net	8,577	6,695
Accounts receivable - related parties	3,252	14,966
Other receivables, net	56,494	8,407
Other receivables - related parties	51,501	68,382
Inventories	177,383	212,671
Advances on inventory purchase	79,855	79,715
Advances on inventory purchase - related parties	29,667	46,416
Prepaid expense and other	1,490	450
Prepaid taxes	16,415	24,116
Short-term investment	2,771	2,619
TOTAL CURRENT ASSETS	1,373,967	1,407,045

PLANT AND EQUIPMENT, net	1,250,542	1,167,836

OTHER ASSETS:
Advances on equipment purchase	21,715	6,499
Long-term other receivable	-	43,008
Investment in unconsolidated entities	1,161	1,166
Long-term deferred expense	713	1,062
Intangible assets, net of accumulated amortization	23,928	24,066
TOTAL OTHER ASSETS	47,517	75,801

TOTAL ASSETS	$2,672,026	$2,650,682

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$987,988	$983,813
Accounts payable	495,488	352,052
Accounts payable - related parties	172,259	177,432
Short term loans - bank	254,929	147,124
Short term loans - others	130,170	147,323
Short term loans - related parties	48,889	79,557
Current maturities of long-term loans - related party	47,896	54,885
Other payables and accrued liabilities	52,272	54,589
Other payable - related parties	106,153	73,025
Customer deposits	95,695	125,890
Customer deposits - related parties	14,512	21,998
Deposit due to sales representatives	28,184	33,870
Deposit due to sales representatives - related parties	1,809	1,238
Taxes payable	9,716	16,674
Deferred lease income, current	2,178	2,120
TOTAL CURRENT LIABILITIES	2,448,138	2,271,590

NON-CURRENT LIABILITIES:
Long-term loans - related party	24,450	38,088
Long-term other payable - related party	-	43,008
Deferred lease income, noncurrent	75,480	75,079
Capital lease obligations	354,576	330,099
Profit sharing liability	241,090	328,827
Other noncurrent liabilities	1,402	-
TOTAL NON-CURRENT LIABILITIES	696,998	815,101

TOTAL LIABILITIES	3,145,136	3,086,691

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2013 and December 31, 2012	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,771,038 and 57,269,838 shares issued, 55,298,732 and 54,797,532 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	58	57
Treasury stock, at cost, 2,472,306 shares as of September 30, 2013 and December 31, 2012	(4,199)	(4,199)
Paid-in-capital	106,405	105,714
Statutory reserves	6,263	6,076
Accumulated deficits	(414,696)	(381,782)
Accumulated other comprehensive income	2,471	10,185
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(303,695)	(263,946)

NONCONTROLLING INTERESTS	(169,415)	(172,063)

TOTAL DEFICIENCY	(473,110)	(436,009)

TOTAL LIABILITIES AND DEFICIENCY	$2,672,026	$2,650,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

SALES	$514,549	$518,542	$1,534,330	$1,441,325

SALES - RELATED PARTIES	95,546	192,883	380,707	698,824
TOTAL SALES	610,095	711,425	1,915,037	2,140,149

COST OF GOODS SOLD	511,932	528,586	1,550,829	1,426,589

COST OF GOODS SOLD - RELATED PARTIES	89,932	196,435	387,446	693,482
TOTAL COST OF GOODS SOLD	601,864	725,021	1,938,275	2,120,071

GROSS PROFIT (LOSS)	8,231	(13,596)	(23,238)	20,078

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(19,661)	(22,787)	(59,464)	(61,548)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	41,825	-	107,877	-

INCOME (LOSS) FROM OPERATIONS	30,395	(36,383)	25,175	(41,470)

OTHER INCOME (EXPENSE)
Interest income	2,835	4,337	8,657	13,039
Finance/interest expense	(25,503)	(36,615)	(81,355)	(138,929)
Change in fair value of derivative liabilities	-	(55)	1	(48)
Gain on disposal of equipment	17	293	113	177
Income from equity investments	47	44	137	80
Foreign currency transaction gain (loss)	322	(581)	448	(1,169)
Lease income	542	528	1,613	1,588
Other non-operating income (expense), net	770	2,314	1,559	3,316
Other expense, net	(20,970)	(29,735)	(68,827)	(121,946)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	9,425	(66,118)	(43,652)	(163,416)

PROVISION FOR INCOME TAXES
Current	25	100	201	510
Deferred	-	-	-	169
Provision for income taxes	25	100	201	679

NET INCOME (LOSS)	9,400	(66,218)	(43,853)	(164,095)

Less: Net income (loss) attributable to noncontrolling interest	5,599	(24,620)	(10,939)	(61,336)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$3,801	$(41,598)	$(32,914)	$(102,759)

NET INCOME (LOSS)	$9,400	$(66,218)	$(43,853)	$(164,095)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,547)	(698)	(12,283)	(577)

COMPREHENSIVE INCOME (LOSS)	6,853	(66,916)	(56,136)	(164,672)

Less: Comprehensive income (loss) attributable to noncontrolling interest	4,782	(24,888)	(15,508)	(61,721)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,071	$(42,028)	$(40,628)	$(102,951)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,141	54,466	54,976	54,946

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$0.07	$(0.76)	$(0.60)	$(1.87)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,853)	$(164,095)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	64,955	62,538
Change in fair value of derivative liabilities	(1)	48
Gain on disposal of equipment	(113)	(177)
Provision for doubtful accounts	(251)	2,316
Reservation of mine maintenance fee	315	3
Stock issued for services and compensation	692	679
Amortization of deferred financing cost on capital lease	27,778	32,363
Income from equity investments	(137)	(80)
Foreign currency transaction gain	(448)	1,169
Deferred tax assets	-	169
Deferred lease income	(1,613)	(1,588)
Change in fair value of profit sharing liability	(107,877)	-
Changes in operating assets and liabilities
Notes receivable	32,138	(99,337)
Accounts receivable	(483)	5,429
Accounts receivable - related parties	11,968	(7,607)
Other receivables	(3,466)	(5,460)
Other receivables - related parties	(55,744)	4,784
Inventories	4,191	73,024
Advances on inventory purchases	1,996	(23,365)
Advances on inventory purchases - related parties	(27,882)	(88,412)
Prepaid expense and other	(1,016)	(183)
Long-term deferred expense	373	119
Prepaid taxes	8,250	4,168
Accounts payable	113,592	(48,059)
Accounts payable - related parties	54,364	31,353
Other payables and accrued liabilities	(3,742)	34,286
Other payables - related parties	(12,844)	95,746
Customer deposits	(33,185)	(9,490)
Customer deposits - related parties	(7,981)	14,740
Taxes payable	(7,317)	(5,195)
Other noncurrent liabilities	1,384	-
Net cash provided by (used in) operating activities	14,043	(90,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(72,676)	(35,094)
Loans to related parties	1,460	(69,247)
Cash proceeds from (made to) short term investment	(80)	40
Cash proceeds from sales of equipment	16	19
Equipment purchase and intangible assets	(75,326)	(15,909)
Effect on cash due to deconsolidating of a subsidiary	-	(2,972)
Net cash used in investing activities	(146,606)	(123,163)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	18,028	-
Payments made for treasury stock acquired	-	(1,404)
Notes receivable - restricted	10,218	521,866
Borrowings on short term notes payable	1,348,631	1,382,976
Payments on short term notes payable	(1,370,832)	(1,637,570)
Borrowings on short term loans - bank	258,357	237,535
Payments on short term loans - bank	(155,390)	(355,008)
Borrowings on short term loan - others	148,678	160,554
Payments on short term loans - others	(169,558)	(193,964)
Borrowings on short term loan - related parties	362,202	269,362
Payments on short term loans - related parties	(274,718)	(221,134)
Deposits due to sales representatives	(6,521)	11,939
Deposit due to sales representatives - related parties	531	285
Payments on current maturities of long-term loans - related party	(22,856)	-
Net cash provided by financing activities	146,770	175,437

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,417	1,426

INCREASE (DECREASE) IN CASH	15,624	(36,414)

CASH, beginning of period	46,467	120,016

CASH, end of period	$62,091	$83,602

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $603.2 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

The parties to the Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Agreement. However, the Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote. Therefore, the Board of Directors of Longmen Joint Venture remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 2(c) “Consolidation of VIE.”

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current assets	$1,253,672	$1,285,967
Plant and equipment, net	1,239,805	1,154,811
Other noncurrent assets	44,475	72,428
Total assets	2,537,952	2,513,206
Total liabilities	(3,006,938)	(2,943,761)
Net liabilities	$(468,986)	$(430,555)

VIE and its subsidiaries’ liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$950,498	$971,117
Accounts payable	466,631	324,563
Accounts payable - related parties	171,759	177,160
Short term loans - bank	215,955	114,935
Short term loans - others	123,974	141,290
Short term loans - related parties	42,613	35,839
Current maturities of long-term loans – related party	56,372	54,885
Other payables and accrued liabilities	43,978	29,769
Other payables - related parties	96,901	64,941
Customer deposits	94,767	109,120
Customer deposits - related parties	14,512	21,998
Deposit due to sales representatives	28,184	33,870
Deposit due to sales representatives – related parties	1,809	1,238
Taxes payable	8,258	15,339
Deferred lease income	2,178	2,120
Intercompany payable to be eliminated	-	30,476
Total current liabilities	2,318,416	2,128,660
Non-current liabilities:
Long term loans - related parties	15,974	38,088
Long-term other payable – related party	-	43,008
Deferred lease income - noncurrent	75,480	75,079
Capital lease obligations	354,576	330,099
Profit sharing liability	241,090	328,827
Other noncurrent liabilities	1,402	-
Total non-current liabilities	688,522	815,101
Total liabilities of consolidated VIE	$3,006,938	$2,943,761

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

VIE and its subsidiaries’ statements of operations are as follows:

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012
	(in thousands)	(in thousands)
Sales	$606,444	$708,974
Gross profit (loss)	$8,122	$(18,417)
Income (loss) from operations	$32,967	$(37,000)
Net income (loss) attributable to controlling interest	$8,284	$(39,494)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
	(in thousands)	(in thousands)
Sales	$1,903,933	$2,126,556
Gross profit (loss)	$(23,704)	$12,628
Income (loss) from operations	$32,998	$(40,071)
Net loss attributable to controlling interest	$(18,335)	$(92,974)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 1, 2012, Longmen Joint Venture sold its 22.76% equity interest of Tongxing to two individuals, who are the representatives from Long Steel Group. As of March 1, 2012, Tongxing had a carrying value of net assets of $40.5 million which were included in the consolidated net assets of the Company and a noncontrolling interest in Tongxing of $32.5 million. The Company retained the land use right associated with the Tongxing property adjacent to the Longmen Joint Venture facility, which had a carrying value of $3.6 million immediately prior to the transaction and relinquished its controlling interest in the remaining net assets (primarily operating assets). In connection with the transaction, the Company also settled with a payable in cash of $0.3 million and transferred the dividend receivable of $0.9 million from Tongxing to the two individuals. These arrangements meet the criteria of ASC 810-10-40-6b and 6d, deconsolidation of a Subsidiary with multiple arrangements treated as a single transaction. As the land use rights held in Tongxing have been included as part of the Company’s consolidated assets, this transaction was considered as a change in the Company’s ownership interest in the land use right similar to a change in a parent company’s ownership interest in a subsidiary in accordance with ASC 810-10-45-23 and therefore the carrying value of the land use right was not stepped up to fair value. The net impact of these transactions resulted in a reduction of $3.1 million paid-in capital on March 1, 2012.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of September 30, 2013 and December 31, 2012 were (6.6) and (7.1), respectively. As of September 30, 2013, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.1 billion.

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

Line of credit

The Company received lines of credit from the listed major banks totaling $110.8 million with expiration dates ranging from September 27, 2014 to October 26, 2014.

	Amount of
	Line of Credit
Banks	(in millions)	Repayment Date
Bank of China	6.5	August 25, 2014 to October 26, 2014
China Everbright Bank	48.9	October 8, 2014
Bank of Xi’an	32.6	October 9, 2014
Bank of Jinzhou	22.8	September 27, 2014*
Total	$110.8

* Management expects the line of credit will be extended after September 27, 2014.

As of the date of this report, the Company utilized $61.9 million of these lines of credit.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $815.0 million with the following companies:

		Financing Amount
Company	Financing period covered	(in millions)

Company A – related party	January 6, 2013 – January 5, 2015	$163.0
Company B – third party	January 6, 2013 – November 7, 2015	163.0
Company C – third party	October 1, 2013 – March 31, 2015	489.0
Total		$815.0

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. Each company has signed a two-year agreement with Longmen Joint Venture which was effective on January 6, 2013 to finance Longmen Joint Venture for its coke purchase for a two-year period. Company B signed an additional two-year agreement with Longmen Joint Venture effective on November 7, 2013. According to the above signed agreement, both Company A and B will not demand any cash payments for next two years. As of the date of this report, our payables to Company A and Company B were approximately$64.3 million and $51.9 million, respectively.

As a critical business stakeholder to the Company’s Tianwu Joint Venture, Company C is a Fortune 500 Company. In October 2012, Company C signed a one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $158.3 million to commence on October 1, 2012. In June 2013, Company C signed another one year agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $318.4 million to commence on October 1, 2013. According to the agreement, Company C agrees to provide an amount not less than $318.4 million in iron ore to Longmen Joint Venture. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. The agreement also helps secure Company C’s iron ore sales to Longmen Joint Venture. On June 28, 2013, Company C agreed to increase the finance amount limit to $489.0 million and extended the financing period to March 31, 2015. As of the date of this report, our payable to Company C is approximately$1.2 million.

Financing sales

As part of our working capital management, Longmen Joint Venture has entered into an additional financing sales agreement with a third party company, Company D and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”) (“financing sales”) to provide liquidity to the Company in the total amount of $81.5 million. See Note 9 for financing sales details.

Based on the contract terms, from December 31, 2012 until the earlier of the expiration date of the contract or December 31, 2013, the advance payment balance from Company D cannot be less than $81.5 million. The contract has been extended to December 31, 2014. The remaining financing sales balance can be paid by installment based on Longmen Joint Venture’s goods delivery volume. As of the date of this report, our payable to Company D is approximately $24.5 million.

Other financing

On January 7, 2013, November 6, 2013 and November 7, 2013, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $77.4 million in financial support from a two-year balancing payment extension granted by the following five companies:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Financing Amount
Company	Financing period covered	(in millions)

Company E – related party	January 7, 2013 – January 6, 2015	$16.3
Company F – related party	January 7, 2013 – January 6, 2015	21.2
Company G – related party	January 7, 2013 – January 6, 2015	7.3
Company H – related party	November 7, 2013 – November 7, 2015	16.3
Company I – related party	November 6, 2013 – November 6, 2015	16.3
Total		$77.4

According to the contract terms, Company E, Company F, Company G, Company H and Company I have agreed to grant a two year payment extension in the amounts of $16.3 million, $21.2 million, $7.3 million, $16.3 million and $16.3 million respectively. As of the date of this report, our payables to Company E, Company F, Company G, Company H and Company I are approximately $17.9  million, $14.0 million, $18.9million, $7.5 million and $0, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of September 30, 2013, Longmen Joint Venture has collected a total amount of $30.0 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from September 30, 2013 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of September 30, 2014.The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow)
(in millions)
For the twelve months ended
September 30, 2014
Current liabilities over current assets (excluding non-cash items) as of September 30, 2013 (unaudited)	$(1,072.0)
Projected cash financing and outflows:
Cash provided by line of credit from banks	110.8
Cash provided by vendor financing	815.0
Cash provided by financing sales	81.5
Cash provided by other financing	77.4
Cash provided by sales representatives	30.0
Cash projected to be used in operations in the twelve months ended September 30, 2014	(28.6)
Net projected change in cash for the twelve months ended September 30, 2014	$14.1

As a result, the unaudited condensed consolidated financial statements for the period ended September 30, 2013 have been prepared on a going concern basis.

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s unaudited condensed consolidated financial statements include the fair value of the profit sharing liability, the useful lives of and impairment for property, plant and equipment, and potential losses on uncollectible receivables, allowance for inventory valuation, the interest rate used in the financing sales, the fair value of the assets recorded under capital lease and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of September 30, 2013 and December 31, 2012, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2013 and December 31, 2012 amounted to $467.9 million and $369.9 million, including $3.1 million and $2.3 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of September 30, 2013, $0.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 25.5% and 23.4% of the Company’s total sales for the three and nine months ended September 30, 2013, respectively. The Company had five major customers, which represented approximately 27.2% and 34.1% of the Company’s total sales for the three months and nine months ended September 30, 2012, respectively. None of the five major customers accounted for more than 10% of total sales for the three and nine months ended September 30, 2013 and 2012, respectively. These five major customers accounted for 15.9% and 47.8% of total accounts receivable, including related parties, as of September 30, 2013 and December 31, 2012, respectively. One of the five major customers accounted for more than 10% of total accounts receivable, which amounted to $1.4 million and $10.4 million as of September 30, 2013 and December 31, 2012, respectively.

For the three and nine months ended September 30, 2013, the Company purchased approximately 15.3% and 29.3% of its raw materials from five major suppliers, respectively. None of the five major suppliers individually accounted for more than 10% of the total purchases for the three and nine months ended September 30, 2013. The purchases from the five major suppliers represent approximately 25.4% and 39.6% of the Company’s total purchases for the three months and nine months ended September 30, 2012, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the nine months ended September 30, 2012. These five vendors accounted for 28.9% and 33.8% of total accounts payable, including related parties, as of September 30, 2013 and December 31, 2012, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as September 30, 2013 and one of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2012.

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

Translation adjustments included in accumulated other comprehensive income amounted to $2.5 million and $10.2 million as of September 30, 2013 and December 31, 2012, respectively. The balance sheet amounts, with the exception of equity at September 30, 2013 and December 31, 2012 were translated at 6.13 RMB and 6.30 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended September 30, 2013 and 2012 were 6.16 RMB and 6.33 RMB, respectively. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2013 and 2012 were 6.21 RMB and 6.31 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 13, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors issuing $40.0 million (“Notes”) and 1,154,958 warrants. The warrants can be exercised for common stock through May 13, 2013 at $13.51 per share, subject to customary anti-dilution adjustments. On December 24, 2009, the holders of the existing warrants of 1,154,958 shares entered into an agreement with the Company that reset the exercise price from $13.51 to $5 per share and increased the number of warrants from 1,154,958 to 3,900,871, which expired on May 13, 2013.

In December 2009, the Company issued an additional 2,777,778 warrants in connection with a registered direct offering, which expired as of June 24, 2012.

The aforementioned warrants meet the definition of a derivative instrument in the accounting standards. Therefore these instruments were accounted for as derivative liabilities and recorded at their fair value as of each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. See Note 12– “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

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

The above assumptions were reviewed by the Company at September 30, 2013 and the Company changed those assumptions as compared to the assumption used at December 31, 2012 because of the changes in market conditions in PRC. Since the Company had the most updated information from the banks, GDP report and the operating results from the three and nine months ended September 30, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the period ended September 30, 2013 and recorded a gain on change in fair value of profit sharing liability of $41.8 million and $107.9 million for the three and nine months ended September 30, 2013, respectively.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly. If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended September 30, 2013 would have been $254.9 million and we would reduce the gain from the change in the fair value of profit sharing liabilities by $32.9 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended September 30, 2013 would have been $214.3 million and we would increase the gain from the change in the fair value of profit sharing liabilities by $8.3 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

	Carrying Value as	Fair Value Measurements at September 30,
	of September 30,	2013
(in thousands)	2013	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$241,090	$-	$-	$241,090

Total	$241,090	$-	$-	$241,090

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

	Carrying Value as	Fair Value Measurements at December 31,
	of December 31,	2012
(in thousands)	2012	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$1	$-	$1	$-
Profit sharing liability	328,827	-	-	328,827
Total	$328,828	$-	$1	$328,827

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine month ended September 30, 2013 and for the year ended December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$328,828	$303,243
Change in fair value of profit sharing liability	(107,877)	-
Current period interest expense accreted	12,440	22,499
Change of derivative liabilities charged to earnings	1	9
Exchange rate effect	7,698	3,077
Ending balance	$241,090	$328,828

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

Interest expenses for early submission request of payment for the three months ended September 30, 2013 and 2012 amounted to $9.6 million and $16.3 million, respectively, and amounted to $26.9 million and $65.6 million, respectively, for the nine months ended September 30, 2013 and 2012.

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

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2013, the Company expects these assets to be fully recoverable.

Land use rights

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.9 million (RMB 23.7 million). These land use rights are for 50 years and expire in 2050 and 2053. The Company amortizes the land use rights over the twenty-year business term because its business license had a twenty-year term.

Long Steel Group contributed land use rights for a total amount of $24.2 million (RMB 148.6 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,867	2050 & 2053
Longmen Joint Venture	$24,226	2048 & 2052
Maoming Hengda	$2,705	2054

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

The table below summarizes Longmen Joint Venture’s investment holdings as of September 30, 2013 and December 31, 2012.

		September 30,		December 31,
		2013		2012
	Year	Net investment	Owned	Net investment	Owned
Unconsolidated entities	acquired	(In thousands)%		(In thousands)%
Xian Delong Powder Engineering Materials Co., Ltd.	2007	$1,161	24.1	$1,166	24.1

Total investment income in unconsolidated subsidiaries amounted to $0.05 million and $0.04 million for the three months ended September 30, 2013 and 2012, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively, which was included in “Loss from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

(l)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	-	63,319
Loan to Teamlink Investment Co., Ltd; due in December 2013, June 2014, and July 2014; interest rate was 4.75%	4,540	6,000
Total loans receivable – related parties	$4,540	$69,319

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.1 million and $0 for the three months ended September 30, 2013 and 2012, respectively.

Total interest income for the loans amounted to $0.2 million and $1.8 million for the nine months ended September 30, 2013 and 2012, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Accounts receivable	$9,729	$8,062
Less: allowance for doubtful accounts	(1,152)	(1,367)
Accounts receivable – related parties	3,252	14,966
Net accounts receivable	$11,829	$21,661

Movement of allowance for doubtful accounts is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$1,367	$2,023
Charge to expense	-	433
Less: recovery	(249)	(1,109)
Exchange rate effect	34	20
Ending balance	$1,152	$1,367

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Supplies	$23,302	$23,123
Raw materials	138,951	141,503
Finished goods	22,527	57,630
Less: allowance for inventory valuation	(7,397)	(9,585)
Total inventories	$177,383	$212,671

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of September 30, 2013 and December 31, 2012, the Company had provided allowance for inventory valuation in the amounts of $7.3 million and $9.6 million, respectively.

Movement of allowance for inventory valuation is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$9,585	$38,143
Addition	7,305	9,582
Less: write-off	(9,722)	(38,519)
Exchange rate effect	229	379
Ending balance	$7,397	$9,585

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

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $109.5 million and $126.1 million as of September 30, 2013 and December 31, 2012, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Buildings and improvements	$253,621	$214,661
Machinery	616,813	573,572
Machinery under capital lease	603,248	587,334
Transportation and other equipment	22,085	20,274
Construction in progress	58,111	4,645
Subtotal	1,553,878	1,400,486
Less: accumulated depreciation	(303,336)	(232,650)
Total	$1,250,542	$1,167,836

Construction in progress consisted of the following as of September 30, 2013:

Construction in progress	Value	Completion
description	(In thousands)	date
1.2 million tons high-strength steel production line	32,268	December 2013
Iron-making system dust removing equipment	3,307	November 2013
Drainage system	499	November 2013
Factory wall repair	241	November 2013
Gas pipe repair	121	November 2013
Office buildings	1,336	November 2013
Equipment updates	7,381	November 2013
#5 blast furnace construction	208	September 2014
Reconstruction of miscellaneous factory buildings	690	January 2014
Project materials	2,154
Others	9,906
Total	$58,111

The Group is obligated under a capital lease for the iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$603,248	$587,334
Less: accumulated depreciation	(69,248)	(46,497)
Carrying value of leased assets	$534,000	$540,837

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company assessed the recoverability of all of its remaining long lived assets at September 30, 2013 and such assessment did not result in any other impairment charges for the  three and nine months ended September 30, 2013.

Depreciation expense for the three months ended September 30, 2013 and 2012 amounted to $21.6 million and $20.8 million, respectively, and for the nine months ended September 30, 2013 and 2012, amounted to $64.1 and $61.4 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2013 and 2012, which amounted to $7.1 million and $7.0 million, respectively, and for the nine months ended September 30, 2013 and 2012, amounted to $21.2 and $20.9 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Land use rights	$30,798	$29,986
Mining right	2,448	2,384
Software	742	692
Subtotal	33,988	33,062
Less:
Accumulated amortization – land use rights	(8,387)	(7,577)
Accumulated amortization – mining right	(1,144)	(993)
Accumulated amortization – software	(529)	(426)
Subtotal	(10,060)	(8,996)
Intangible assets, net	$23,928	$24,066

The gross amount of the intangible assets amounted to $34.0 million and $33.1 million as of September 30, 2013 and December 31, 2012, respectively. The remaining weighted average amortization period is 33.7 years as of September 30, 2013.

Total amortization expense for the three months ended September 30, 2013 and 2012 amounted to $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2013 and 2012, amounted to $0.7 million and $0.9 million, respectively.

Total depletion expense for the three months ended September 30, 2013 and 2012 amounted to $0.02 million and $0.1 million, respectively, and for the nine months ended September 30, 2013 and 2012, amounted to $0.1 million and $0.2 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

	Estimated
	amortization and	Gross carrying
Year ending	depletion expenses	amount
	(in thousands)	(in thousands)
June 30, 2014	$1,082	22,846
June 30, 2015	1,082	21,764
June 30, 2016	1,082	20,682
June 30, 2017	1,082	19,600
June 30, 2018	1,082	18,518
Thereafter	18,518	-
Total	$23,928

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $405.8 million and $322.7 million as of September 30, 2013 and December 31, 2012, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $237.2 million and $345.8 million as of September 30, 2013 and December 31, 2012, respectively.

The Company had the following short-term notes payable as of:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from October 2013 to March 2014. Restricted cash required of $24.5 million and $6.3 million as of September 30, 2013 and December 31, 2012, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$37,490	$12,696
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2013 to August 2014. $381.3 million restricted cash and $237.2 million notes receivable are secured for notes payable as of September 30, 2013, and comparatively $316.4 million restricted cash and $345.8 million notes receivable secured as of December 31, 2012, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	950,498	971,117
Total short-term notes payable	$987,988	$983,813

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from December 2013 to September 2014. Weighted average interest rate was 7.2% per annum and 7.6% per annum as of September 30, 2013 and December 31, 2012, respectively; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$38,973	$32,189
Longmen Joint Venture: Loans from various banks in China, due various dates from November 2013 to August 2014. Weighted average interest rate was 6.5% per annum and 6.8% per annum as of September 30, 2013 and December 31, 2012, respectively; some are guaranteed by third parties, restricted cash or notes receivables. $120.0 million and $76.0 million restricted notes receivable were secured for the loans as of September 30, 2013 and December 31, 2012, respectively; These loans were either repaid or renewed subsequently on the due dates.	215,956	114,935
Total short-term loans - bank	$254,929	$147,124

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013 and December 31, 2012, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenants, the Company should have kept its debt to asset ratio below 20% and 85% as of September 30, 2013 and December 31, 2012, respectively. However, as of September 30, 2013 and December 31, 2012, the Company's debt to asset ratio was 117.7% and 116.4%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of September 30, 2013 and December 31, 2012 was $6.4 million and $12.7 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2013 to February 2014, and weighted average interest rate was 5.2% per annum and 6.0% per annum as of September 30, 2013 and December 31, 2012, respectively. These loans were either repaid or renewed subsequently on the due dates.	$33,294	$25,324
Longmen Joint Venture: Loans from financing sales.	90,680	115,966
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,196	6,033
Total short-term loans – others	$130,170	$147,323

The Company had various loans from unrelated companies amounting to $130.2 million and $147.3 million as of September 30, 2013 and December 31, 2012, respectively. Of the $130.2 million, $6.2 million loans carry no interest, $90.7 million of financing sales are subject to interest rates ranging between 4.2% and 5.9%, and the remaining $33.3 million are subject to interest rates ranging from 4.7% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the three months ended September 30, 2013 and 2012 amounted to $166.2 million and $307.1 million, respectively, and for the nine months ended September 30, 2013 and 2012, amounted to $519.5 million and $600.8 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2013 and 2012, accounted to $1.1 million and $2.1 million, respectively, and for the nine months ended September 30, 2013 and 2012, amounted to $4.2 million and $6.8 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short term loans due to related parties

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$3,430	$4,133
General Steel China: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	-	15,416
General Steel China: Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	-	21,397
General Steel China: Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1,395	1,359
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,451	1,413
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due in December 2013, and interest rate is 7.0% per annum.	33,580	-
Longmen Joint Venture: Loans from financing sales.	9,033	35,839
Total short-term loans - related parties	$48,889	$79,557

Long-term loans due to related party

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate are 5.6% - 5.9% per annum.	$72,346	$92,973
Less: Current maturities of long-term loans – related party	(47,896)	(54,885)
Long-term loans - related party	$24,450	$38,088

Total interest expense, net of capitalized interest, amounted to $15.5 million and $36.6 million for the three months ended September 30, 2013 and 2012, respectively.

Total interest expense, net of capitalized interest, amounted to $54.5 million and $138.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Capitalized interest amounted to $1.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively.

Capitalized interest amounted to $2.1 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2013 and December 31, 2012, customer deposits amounted to $110.2 million and $147.9 million, respectively, including deposits received from related parties, which amounted to $14.5 million and $22.0 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $30.0 million and $35.1 million in deposits due to sales representatives, including deposits due to related parties, as of September 30, 2013 and December 31, 2012, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Convertible notes and derivative liabilities

The Company had 3,900,871 outstanding warrants in connection with the $40 million convertible notes issued in 2007, which expired on May 13, 2013, and 2,777,778 warrants in connection with a registered direct offering in 2009, which expired on June 24, 2012. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and were recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The fair value of the warrants as of December 31, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

December 31, 2012
Expected volatility	86%
Expected dividend yield	0%
Risk-free interest rate	0.08%
Expected lives	0.36 years
Market price	$0.99
Strike price	$5.00

As of September 30, 2013 and December 31, 2012, derivative liabilities, which were included in other payables and accrued liabilities in the consolidated balance sheets, amounted to $0 and $1.0 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	(3,900,871)
Exercised	-
Outstanding as of September 30, 2013	-

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $11.5 million and $20.2 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company paid income tax amounted to $0.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively.

During the nine months ended September 30, 2013, the Company had receivables of $1.0 million as a result of the disposal of equipment that has not been collected.

During the nine months ended September 30, 2013, the Company converted $1.0 million of equipment into inventory productions.

During the nine months ended September 30, 2013, the Company used $37.3 million inventory in plant and equipment constructions.

During the nine months ended September 30, 2013 and 2012, the Company offset $64.2 million and $0, respectively, accounts payable to related party as loan receivable – related party repayment.

During the nine months ended September 30, 2013 and 2012, the Company offset $119.9 million and $29.9 million, respectively, advance on inventory purchases and other receivables to related parties as short-term loan repayments.

During the nine months ended September 30, 2013, the Company reclassified $3.8 million refundable advances on inventory purchase – related parties to other receivables – related parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2013, the Company incurred $18.7 million accounts payable to be paid for constructions in process.

During the nine months ended September 30, 2013 and 2012, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.2 million and $0.1 million, respectively, which was not yet collected.

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

Note 14 - Deferred lease income

To compensate the Group for costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.8 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.6 million (RMB 89.5 million) and $14.6 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $7.2 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2013 and 2012, the Company recognized $0.5 million in each period. For the nine months ended September 30, 2013 and 2012, the Company recognized $1.6 million in each period. As of September 30, 2013 and December 31, 2012, the balance of deferred lease income amounted to $77.7 million and $77.2 million, respectively, of which $2.2 million and $2.1 million represents balance to be amortized within one year.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation as well as payments for the profit sharing liability for the next five years as of September 30, 2013:

	Capital Lease Obligation	Capital Lease Obligation
Year ending September 30,	Minimum Lease Payments	Profit (Loss) Sharing	Total
	(in thousands)	(in thousands)	(in thousands)
2014	$-	$-	$-
2015	126,557	-	126,557
2016	28,654	-	28,654
2017	28,654	-	28,654
2018	28,654	-	28,654
Thereafter	360,567	650,586	1,011,153
Total minimum lease payments	573,086	650,586	1,223,672
Less: amounts representing interest	(218,510)	(409,496)	(628,006)
Ending balance	$354,576	$241,090	$595,666

Longmen Joint Venture does not expect to make payments on the profit sharing payment until year 2022 when Longmen Joint Venture will start to generating accumulated profit after recovering from the previous years’ losses.

Interest expense for the three months ended September 30, 2013 and 2012 on the minimum lease payments were $5.1 million and $5.1 million, respectively.

Interest expense for the nine months ended September 30, 2013 and 2012 on the minimum lease payments were $15.3 million and $15.5 million, respectively.

Interest expense for the three months ended September 30, 2013 and 2012 on the profit sharing liability were $2.6 million and $5.6 million, respectively.

Interest expense for the nine months ended September 30, 2013 and 2012 on the profit sharing liability were $12.4 million and $16.9 million, respectively.

Note 16 –Profit sharing liability

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

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for the nine months ended September 30, 2013 and 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended September 30, 2013 and 2012, the Company recognized lease income of $0.5 million and $0.5 million, and for the nine months ended September 30, 2013 and 2012, amounted to $1.6 million and $1.6 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended September 30, 2013 and 2012 are as follows:

	For the three months ended	For the three months ended
(In thousands)	September 30, 2013	September 30, 2012
Current	$25	$100
Deferred	-	-
Total provision for income taxes	$25	$100

	For the nine months ended	For the nine months ended
(In thousands)	September 30, 2013	September 30, 2012
Current	$201	$510
Deferred	-	169
Total provision (benefit) for income taxes	$201	$679

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $436.9 million will begin to expire in 2014. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of September 30, 2013 and December 31, 2012 was $86.9 million and $72.9 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:
	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$72,891	$47,703
Current period addition	12,776	25,180
Current period reversal	(857)	-
Deconsolidation of Tongxing	-	(216)
Exchange difference	2,125	224
Ending balance	$86,935	$72,891

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2013. The net operating loss carry forwards for United States income taxes amounted to $1.6 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2013 was $0.5 million. The net change in the valuation allowance for the nine months ended September 30, 2013 was $0. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has cumulative proportionate retained earnings from profitable subsidiaries of approximately $0.1 million as of September 30, 2013. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of September 30, 2013 and December 31, 2012, the Company had $3.1 million and $4.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $160.5 million and $156.2 million, respectively, for the three months ended September 30, 2013 and $209.7 million and $206.7 million, respectively, for the three months ended September 30, 2012. VAT on sales and VAT on purchases amounted to $513.7 million and $494.4 million, respectively, for the nine months ended September 30, 2013, $620.6 million and $594.1 million, respectively, for the nine months ended September 30, 2012.

Taxes payable consisted of the following:
	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
VAT taxes payable	$7,309	$13,579
Income taxes payable	20	68
Misc. taxes	2,387	3,027
Totals	$9,716	$16,674

Note 19 – Earnings (Loss) per share

The computation of earnings (loss) per share is as follows:

 (in thousands, except per share data)
	For the three	For the three
	months ended	months ended
	September 30, 2013	September 30, 2012
Income (loss) attributable to holders of common stock	$3,801	$(41,598)
Basic and diluted weighted average number of common shares outstanding	55,141	54,466
Earnings (loss) per share
Basic and diluted	$0.07	$(0.76)

	For the nine	For the nine
	months ended	months ended
	September 30, 2013	September 30, 2012
Loss attributable to holders of common stock	$(32,914)	$(102,759)
Basic and diluted weighted average number of common shares outstanding	54,976	54,946
Loss per share
Basic and diluted	$(0.60)	$(1.87)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had warrants exercisable for 3,900,871 shares of the Company’s common stock at September 30, 2012. For the three and nine months ended September 30, 2012, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three and nine months ended September 30, 2013 and 2012.

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$603,248	$587,334
Less: accumulated depreciation	(69,248)	(46,497)
Carrying value of leased assets	$534,000	$540,837

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities amounting to RMB 215.8 million ($34.4 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and has terminated the supplemental agreement early. There was no penalty for early termination. The Company assessed the recoverability of all of its remaining long lived assets at September 30, 2013 and such assessment did not result in any other impairment charges for the three and nine months ended September 30, 2013.

For the three months ended September 30, 2013 and 2012, General Steel (China) did not realize any rental income the related party, and for the nine months ended September 30, 2013 and 2012, General Steel (China) realized rental income $0 million and $1.6 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

c. The following chart summarized sales to related parties for the three and nine months ended September 30, 2013 and 2012.

		Three months ended	Three months ended
Name of related parties	Relationship	September 30, 2013	September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,793	$123,631
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	-	16,998
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	1,081	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	85	12,480
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	19,866	7,599
Shaanxi Steel	Majority shareholder of Long Steel Group	979	25
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	9	11,392
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1,782	20,758
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	7,951	-
Others	Entities either owned or have significant influence by our affiliates or management	-	-
Total		$95,546	$192,883

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

		Nine months ended	Nine months ended
Name of related parties	Relationship	September 30, 2013	September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$226,754	$360,820
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	72	147,847
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	21,491	41,433
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	15,681	43,015
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	56,545	34,132
Shaanxi Steel	Majority shareholder of Long Steel Group	2,390	634
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,122	31,485
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	33,075	37,965
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	22,577	-
Others	Entities either owned or have significant influence by our affiliates or management	-	1,493
Total		$380,707	$698,824

d.  The following charts summarize purchases from related parties for the three and nine months ended September 30, 2013 and 2012.

		Three months ended	Three months ended
Name of related parties	Relationship	September 30, 2013	September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$101,606	$123,637
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	31,331	47,487
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	1,181	16,674
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	1,568
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1	2,257
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	10,529	10,322
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,726	1,049
Others	Entities either owned or have significant influence by our affiliates or management	64	91
Total		$146,438	$203,085

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Nine months ended	Nine months ended
Name of related parties	Relationship	September 30, 2013	September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$376,104	$453,947
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	148,322	195,861
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	13,678	83,251
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	53	5,332
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	212	4,417
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	28,618	24,347
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,635	3,653
Others	Entities either owned or have significant influence by our affiliates or management	300	305
Total		$573,922	$771,113

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319
Teamlink Investment Co., Ltd	Partially owned by CEO* through indirect shareholding	4,540	6,000
Total		$4,540	$69,319

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,834	$10,409
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,017
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	18
Shaanxi Steel	Majority shareholder of Long Steel Group	1,227	2,435
Others		172	87
Total		$3,252	$14,966

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$561	$301
Shaanxi Steel	Majority shareholder of Long Steel Group	44,811	65,981
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,228	1,195
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	489	476
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	3,834	-
Others	Entities either owned or have significant influence by our affiliates or management	578	429
Total		$51,501	$68,382

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,377	$1,367
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,254	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	12,805	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	9,210	41,316
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,733
Others	Entities either owned or have significant influence by our affiliates or management	21	-
Total		$29,667	$46,416

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

e.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$60,463	$58,661
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	100,579	91,511
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	5,652
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	954	3
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	7,838	5,278
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	722	1,146
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,149	875
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52
Others	Entities either owned or have significant influence by our affiliates or management	553	335
Total		$172,259	$177,432

f.	Short-term loans - related parties:

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$35,839
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	33,580	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	1,547	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	10,916	19,549
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	21,397
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,395	1,359
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,451	1,413
Total		$48,889	$79,557

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$47,896	$54,885
Total		$47,896	$54,885

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

		September 30,	December 31,
Name of related parties	Relationship	2013	2012
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$876	$2,770
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	51,919	60,180
Shaanxi Steel	Majority shareholder of Long Steel Group	44,173	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	911	836
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	254	141
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	4,761
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	4,020	3,695
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,566	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,375	-
Others	Entities either owned or have significant influence by our affiliates or management	1,059	642
Total		$106,153	$73,025

i.	Customer deposits – related parties:

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$4,869
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	2,163
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	13,600	8,864
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	679	5,615
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	353
Others	Entities either owned or have significant influence by our affiliates or management	223	44
Total		$14,512	$21,998

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$587	$619
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	635	619
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	587	-
Total		$1,809	$1,238

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

k.	Long-term loans – related party:

Name of related party	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$24,450	$38,088
Total		$24,450	$38,088

The Company also provided guarantee on related parties’ bank loans amounting to $139.9 million and $118.0 million as of September 30, 2013 and as of December 31, 2012, respectively.

l.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	September 30, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$43,008
Total		$-	$43,008

m.	Deferred lease income

	September 30, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524
Less: Lease income realized	(1,613)	(2,119)
Exchange rate effect	2,072	794
Ending balance	77,658	77,199
Current portion	(2,178)	(2,120)
Noncurrent portion	$75,480	$75,079

For the three months ended September 30, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted to $0.5 million and $0.5 million, respectively.

For the nine months ended September 30, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted to $1.6 million and $1.6 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 16, 2013, an additional $45.1 million (or RMB 280 million) was contributed to Tianwu Joint Venture with $27.0 million (or RMB 168 million) contributed by the Company and $18.0 million (or RMB 112 million) contributed by Tianjin Material and Equipment Group Corporation (“TME Group”). The Company’s controlling interest of Tianwu Joint Venture remains at 60% after the capital contribution.

On September 28, the Company granted senior management and directors 163,150 shares of common stock at $0.88 per share as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company was $2.3 million and $1.7 million for the three months ended September 30, 2013 and 2012, respectively, and for the nine months ended September 30, 2013 and 2012 amounted to $6.4 million and $5.5 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the periods ended September 30, 2013 and 2012, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the nine months ended September 30, 2013 and 2012, the Company made contributions of $0.7 million and $0.9 million to these reserves, respectively and used $0.4 million and $0.9 million of safety and maintenance expense, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of September 30, 2013 is as follows:

Year ending September 30,	Minimum lease payment
(in thousands)
(Unaudited)
2014	$1,445
2015	680
2016	559
2017	559
2018	559
Years after	20,185
Total minimum payments required	$23,987

Total rental expense was $0.8 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.4 million and $2.4 million for the nine months ended September 30, 2013 and 2012, respectively.

Contractual Commitments

Longmen Joint Venture has $211.6 million contractual obligations related to construction projects as of September 30, 2013 estimated to be fulfilled between November 2013 and September 2014.

Contingencies

As of September 30, 2013, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $304.6 million.

	Guarantee
Nature of guarantee	amount	Guaranty Due Date
	(In thousands)
Line of credit	$178,931	Various from October 2013 to August 2015
Three-party financing agreements	42,315	Various from October 2013 to January 2014
Confirming storage	19,951	Various from December 2013 to September 2014
Financing by the rights of goods delivery in future	63,374	Various from December 2013 to March 2015
Total	$304,571

	Guarantee
Name of parties being guaranteed	amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$74,819	Various from October 2013 to August 2015
Hancheng Haiyan Coking Co., Ltd	42,315	Various from October 2013 to January 2014
Long Steel Group Fuping Rolling Steel Co., Ltd	11,271	Various from January to June 2014
Yichang Zhongyi Industrial Co., Ltd	25,428	June 2014
Xi’an Laisheng Logistics Co., Ltd	4,303	May 2014
Xi'an Kaiyuan Steel Sales Co., Ltd	3,733	Various from November 2013 to January 2014
Shaanxi Hongan Material Co., Ltd.	5,379	Various from October to December 2013
Shaanxi Anlin Logistics Co., Ltd	7,726	Various from December 2013 to April 2014
Chengdu Zhongyi Steel Co., Ltd	3,977	December 2013
Shaanxi Huatai Huineng Group Co., Ltd	24,450	March 2014
Hancheng Sanli Furnace Burden Co., Ltd.	16,300	March 2015
Tianjin Dazhan Industry Co., Ltd	44,238	Various from January 2014 to March 2015
Tianjin Hengying Trading Co., Ltd	19,637	Various from January to July 2014
Tianjin Qiu Steel Pipe Industry Co., Ltd	11,410	April 2014
Jinmen Desheng Metallurty Co., Ltd	3,260	August 2014
Shaanxi Baolong Industry Co., Ltd	2,347	November 2013
Shaanxi Longan Industrial Development Co., Ltd	3,978	November 2013
Total	$304,571

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2013, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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
The following represents results of division operations for three months ended September 30, 2013 and 2012:

(In thousands)
Sales:	2013	2012
Longmen Joint Venture	$606,444	$708,974
Maoming Hengda	252	1,134
Baotou Steel Pipe Joint Venture	2,921	1,322
General Steel (China) & Tianwu Joint Venture	4,236	129,341
Total sales	613,853	840,771
Interdivision sales	(3,758)	(129,346)
Consolidated sales	$610,095	$711,425

Gross profit (loss):	2013	2012
Longmen Joint Venture	$8,122	$(18,417)
Maoming Hengda	(57)	(761)
Baotou Steel	160	120
General Steel (China) & Tianwu Joint Venture	6	5,462
Total gross profit (loss)	8,231	(13,596)
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$8,231	$(13,596)

Income (loss) from operations:	2013	2012
Longmen Joint Venture	$32,967	$(37,000)
Maoming Hengda	(719)	(1,062)
Baotou Steel	20	630
General Steel (China) & Tianwu Joint Venture	(695)	2,399
Total income (loss) from operations	31,572	(35,033)
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(1,177)	(1,350)
Consolidated income (loss) from operations	$30,395	$(36,383)

Net income (loss) attributable to General Steel Holdings, Inc.:	2013	2012
Longmen Joint Venture	$8,284	$(39,494)
Maoming Hengda	(694)	(1,073)
Baotou Steel	16	403
General Steel (China) & Tianwu Joint Venture	(2,689)	(26)
Total net income (loss) attributable to General Steel Holdings, Inc.	4,917	(40,190)
Interdivision net income	-	-
Reconciling item (1)	(1,116)	(1,408)
Consolidated net income (loss) attributable to General Steel Holdings, Inc.	$3,801	$(41,598)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation, amortization and depletion:	2013	2012
Longmen Joint Venture	$21,014	$19,915
Maoming Hengda	307	451
Baotou Steel	62	52
General Steel (China) & Tianwu Joint Venture	505	790
Consolidated depreciation, amortization and depletion	$21,888	$21,208

Finance/interest expenses:	2013	2012
Longmen Joint Venture	$23,252	$33,989
Maoming Hengda	1	35
Baotou Steel	-	127
General Steel (China) & Tianwu Joint Venture	2,249	2,467
Interdivision interest expenses	-	-
Reconciling item (1)	1	(3)
Consolidated interest expenses	$25,503	$36,615

Capital expenditures:	2013	2012
Longmen Joint Venture	$16,455	$3,259
Maoming Hengda	-	23
Baotou Steel	-	1
General Steel (China) & Tianwu Joint Venture	-	15
Reconciling item (1)	-	-
Consolidated capital expenditures	$16,455	$3,298

The following represents results of division operations for nine months ended September 30, 2013 and 2012:

(In thousands)
Sales:	2013	2012
Longmen Joint Venture	$1,903,933	$2,126,556
Maoming Hengda	3,124	4,003
Baotou Steel Pipe Joint Venture	3,902	3,923
General Steel (China) & Tianwu Joint Venture	58,416	141,668
Total sales	1,969,375	2,276,150
Interdivision sales	(54,338)	(136,001)
Consolidated sales	$1,915,037	$2,140,149

Gross profit (loss):	2013	2012
Longmen Joint Venture	$(23,704)	$12,628
Maoming Hengda	188	(1,174)
Baotou Steel	249	193
General Steel (China) & Tianwu Joint Venture	29	8,431
Total gross profit (loss)	(23,238)	20,078
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$(23,238)	$20,078

Income (loss) from operations:	2013	2012
Longmen Joint Venture	$32,998	$(40,071)
Maoming Hengda	(1,741)	(2,498)
Baotou Steel	(285)	224
General Steel (China) & Tianwu Joint Venture	(2,293)	4,878
Total income (loss) from operations	28,679	(37,467)
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(3,504)	(4,003)
Consolidated income (loss) from operations	$25,175	$(41,470)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net loss attributable to General Steel Holdings, Inc.:	2013	2012
Longmen Joint Venture	$(18,335)	$(92,974)
Maoming Hengda	(1,681)	(2,393)
Baotou Steel	(227)	(263)
General Steel (China) & Tianwu Joint Venture	(9,373)	(3,079)
Total net loss attributable to General Steel Holdings, Inc.	(29,616)	(98,709)
Interdivision net income	-	-
Reconciling item (1)	(3,298)	(4,050)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(32,914)	$(102,759)

Depreciation, amortization and depletion:	2013	2012
Longmen Joint Venture	$62,295	$58,573
Maoming Hengda	933	1,447
Baotou Steel	185	134
General Steel (China) & Tianwu Joint Venture	1,542	2,384
Consolidated depreciation, amortization and depletion	$64,955	$62,538

Finance/interest expenses:	2013	2012
Longmen Joint Venture	$73,424	$129,683
Maoming Hengda	1	47
Baotou Steel	-	381
General Steel (China) & Tianwu Joint Venture	7,927	8,819
Interdivision interest expenses	-	-
Reconciling item (1)	3	(1)
Consolidated interest expenses	$81,355	$138,929

Capital expenditures:	2013	2012
Longmen Joint Venture	$60,461	$19,604
Maoming Hengda	2	38
Baotou Steel	8	6
General Steel (China) & Tianwu Joint Venture	3	18
Reconciling item (1)	-	-
Consolidated capital expenditures	$60,474	$19,666

Total Assets as of:	September 30, 2013	December 31, 2012
Longmen Joint Venture	$2,537,952	$2,513,206
Maoming Hengda	29,340	29,687
Baotou Steel Pipe Joint Venture	5,116	5,186
General Steel (China) & Tianwu Joint Venture	178,844	152,965
Interdivision assets	(84,880)	(57,436)
Reconciling item (2)	5,654	7,074
Total Assets	$2,672,026	$2,650,682

(1)
Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and nine months ended September 30, 2013 and 2012.

(2)
Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2013 and December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on June 17, 2013, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on August 6, 2013.

Recent Developments and Third Quarter Highlights

The third quarter of 2013 was highlighted with the following:

•
Sales in the third quarter of 2013 decreased by 14.2% to $610.1 million, from $711.4 million in the third quarter of 2012, due to a decrease in both the sales volume and the average selling price of our products. For the third quarter of 2013, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.24 million metric tons, a decrease of 8.9%, compared to 1.36 million metric tons in the third quarter of 2012, with an average selling price of $489.6 per ton, as compared to $521.2 per ton in the third quarter of 2012.

•	Gross profit in the third quarter of 2013 was $8.2 million, or 1.3% of total revenue, as compared to a gross loss of $13.6 million, or (1.9)% of total revenue in the third quarter of 2012.

•
Total finance expenses in the third quarter of 2013 were $25.5 million, as compared to $36.6 million for the same period in 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $7.8 million and $10.7 million in the third quarter of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $17.7 million and $25.9 million in the third quarter of 2013 and 2012, respectively.

•
Gain (loss) per share was $0.07 and $(0.76) in the third quarter of 2013 and 2012, respectively. The increase in the income in the third quarter was mainly due to the average cost decreasing more than the average selling price, leading to a gross profit.

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

Our vision is to become one of the largest and most profitable non-government owned steel companies in the People’s Republic of China (the “PRC”). Our mission is to grow our business organically and through the acquisition of Chinese steel companies to increase their profitability and efficiencies by utilizing western management practices and advanced production technologies, and the infusion of capital resources.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two signed agreements between the two parties on December 20, 2010. Therefore, to compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) related to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.8 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2012, Shaanxi Steel reimbursed Longmen Joint Venture $14.6 million (RMB 89.5 million) and $14.6 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during this period. This cost of $7.2 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The amount of reimbursement is deferred as lease income and recognized as a component of the property that was sub-leased during the construction, and is to be amortized to income over the remaining terms of the 40-year sub-lease.

For the three months ended September 30, 2013 and 2012, we recognized lease income of $0.5 million and $0.5 million, respectively, and $1.6 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the deferred lease income on the land sub-lease was $77.7 million and $77.2 million, respectively. The remaining life of amortization was 35.8 years as of September 30, 2013.

On April 29, 2011, we entered into a 20-year Unified Management Agreement with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state-owned entity, is the parent company of Shaanxi Steel. Under the terms of the Unified Management Agreement, all manufacturing machinery and other equipment of Longmen Joint Venture plus $603.2 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

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

Tianwu General Steel Material Trading Co., Ltd

We formed Tianwu General Steel Material Trading Co., Ltd. (“Tianwu Joint Venture”) with Tianjin Material and Equipment Group Corporation (“TME Group”). The contributed capital of Tianwu Joint Venture is approximately $2.9 million (or RMB20 million), and we hold a 60% controlling interest. TME Group is one of the largest and most diversified commodity trading groups in China. On August 16, 2013, an additional $45 million (or RMB 280 million) was contributed to Tianwu Joint Venture with $27.0 million (or RMB 168 million) contributed by us and $18.0 million (or RMB 112 million) contributed by TME Group. Our controlling interest of Tianwu Joint Venture remains 60%.

Tianwu Joint Venture sources raw materials, mainly overseas iron ore, and is expected to supply approximately 20% to 50% of our imported iron-ore needs, amounting to approximately two to three million metric tons on an annual basis.

Production Capacity Information Summary by Subsidiary

Annual Production	General Steel	Baotou Steel Pipe	Longmen Joint	Maoming
Capacity (metric tons)	(China)	Joint Venture	Venture	Hengda
Crude Steel	-	-	7 million	-
Processing	400,000	100,000	3.6 million	400,000
Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar
Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and nine months ended September 30, 2013, approximately 25.5% and 23.4% of our sales were to five customers, respectively. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

The Western region of China, where our major sales market is located, has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.7% for the national GDP, the GDP increase of 11.1% was reported by Shaanxi Province in the first nine months of 2013 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 10.0%. We have a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the construction of steel.

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

As of the date of this report, we are not aware of any updates to these announcements.

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

According to the China Iron and Steel Association, approximately 60% of the Chinese domestic steel industry demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: Mulonggou mine (owned by Longmen Joint Venture), Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), surrounding local mines and mines located abroad. According to the terms of Longmen Joint Venture’s Agreement with the Long Steel Group, we have a first right of refusal for sales from the Daxigou mine and for its development. We presently purchase all of the products from this mine.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended September 30, 2013 are as follows:

		% of Total Raw
	Raw Material	Material	Relationship with
Name of Major Supplier	Purchased	Purchased	Company
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	5.9%	Third Party
Shaanxi Electricity Company Weinan Branch	Coke	3.2%	Third Party
China Railroad Logistics Xi'an Co., Ltd.	Iron Ore	2.4%	Third Party
Shahe City Feilong Mining Industry Co., Ltd.	Iron Ore	2.1%	Third Party
Rizhaolu Island Shipping & Trading Co., Ltd.	Coke	1.7%	Third Party
	Total	15.3%

The sources and/or our top five major suppliers of our raw materials for the nine months ended September 30, 2013 are as follows:

		% of Total Raw
	Raw Material	Material	Relationship with
Name of Major Supplier	Purchased	Purchased	Company
Longgang Group Import & Export Co., Ltd.	Iron Ore	7.9%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	7.9%	Third Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	6.1%	Related Party
Long Steel Group	Iron Ore	4.7%	Related Party
Shaanxi Electricity Company Weinan Branch	Coke	2.7%	Third Party
	Total	29.3%

 Industry Environment

Despite demand growth experienced during 2010 through 2012, recent developments in the Chinese economy, including a projected downgrade in the national GDP in the coming years, the tightening of the monetary policy in the PRC by PRC policy makers on June 20, 2013 by increasing short-term borrowing rates, and the removal of the floor rate charged to customers by the Chinese central bank, may put more financial pressure on the real estate development and construction industries and, by extension, affect product demand in the Chinese steel industry.

At the same time, the overall nationwide steelmaking capacity still exceeds steel demand in China. There is a significant over-capacity in the Chinese steel industry which is putting pressure on operators’ profitability. This became the most significant challenge in the steel manufacturing business. For the nine months of 2013, China’s crude steel production increased by 7.8% to 521.8 million tons from the same period last year, while the consumption of crude steel increased by 7.8% to 488.1 million tons from the same period last year, according to the China Iron & Steel Association. However, due to the rapid economic development and urbanization in the Western region of China, which is the core market we serve, steel demand in the region has seen a stable growth compared to the rest of the country.

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

Results of Operations for the Three and Nine months ended September 30, 2013

Sales

Three months ended September 30, 2013 compared with three months ended September 30, 2012

The following table sets forth sales and volume in metric tons.

	Three months ended
	September 30, 2013			September 30, 2012			Change	Change
in thousands, except metric							Volume	Sales
tons	Volume	Sales	%	Volume	Sales	%	%	%

Longmen Joint Venture	1,238,689	$606,446	99.4%	1,360,226	$708,974	99.7%	(8.9)%	(14.5)%
Others	18,132	3,649	0.6%	36,553	2,451	0.3%	(50.4)%	48.9%
Total Sales	1,256,821	$610,095	100.0%	1,396,779	$711,425	100.0%	(10.0)%	(14.2)%

Total sales for the three months ended September 30, 2013 decreased by 14.2% to $610.1 million from $711.4 million for the same period in 2012. The decrease in sales was due to a decrease in sales volume and the average selling price. Longmen Joint Venture comprised approximately 99.4% and 99.7% of total sales for the third quarter of 2013 and 2012, respectively. Sales volume of rebar decreased by 8.9% to 1.24 million metric tons, as compared to 1.36 million metric tons in the same period in 2012. The average selling price of rebar decreased by 6.1% to approximately $489.6 per ton in the third quarter of 2013 compared to approximately $521.2 per ton in the same period in 2012.

Our product demands and prices had been rising in the first three quarters of 2011.  As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially.  As such, our sales prices have dropped since the fourth quarter of 2011, evidencing a continued decline. The over-capacity issue continued to impact our results during the third quarter of 2013. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison to the same period in 2012.

Our five major customers were distributors and collectively represented approximately 25.5% of our total sales for the three months ended September 30, 2013 as compared to 27.2% of our total sales for the three months ended September 30, 2012. The decrease in the concentration of our five major customers in the third quarter of 2013 as compared to the same period in 2012 was mainly due to the decrease in sales to Long Steel Group and its surrounding Southwest region and shifts in market demands being concentrated in the Northwest region. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

The following table sets forth sales and volume in metric tons.

	Nine months ended
	September 30, 2013			September 30, 2012			Change	Change
in thousands, except metric							Volume	Sales
tons	Volume	Sales	%	Volume	Sales	%	%	%

Longmen Joint Venture	3,841,985	$1,903,933	99.4%	3,751,571	$2,126,556	99.4%	2.4%	(10.5)%
Others	104,163	11,104	0.6%	159,259	13,593	0.6%	(34.6)%	(18.3)%
Total Sales	3,946,148	$1,915,037	100.0%	3,910,830	$2,140,149	100.0%	0.9%	(10.5)%

Total sales for the nine months ended September 30, 2013 decreased by 10.5% to $1.9 billion from $2.1 billion for the same period in 2012. The decrease in sales was predominantly due to the decrease in the average selling price. Longmen Joint Venture comprised approximately 99.4% of total sales for both the nine months ended September 30, 2013 and 2012. Sales volume of rebar increased by 2.4% to 3.84 million metric tons, compared to 3.75 million metric tons in the same period in 2012. The average selling price of rebar decreased by 12.6% to approximately $495.6 per ton in the nine months ended September 30, 2013 compared to approximately $566.8 per ton in the same period of 2012.

Our product demands and prices had been rising in the first three quarters of 2011.  As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the fourth quarter of 2011. With weakened demand, market forces kicked-in and the price of steel dropped substantially.  As such, our sales prices have dropped since the fourth quarter of 2011, evidencing a continued decline. The over-capacity issue continued to impact our results during the nine months ended September 30, 2013. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison to the same period of 2012.  However, our sales volume of rebar in Longmen Joint Venture increased by 2.4% to 3.84 million metric tons in the nine months ended September 30, 2013 from 3.75 million metric tons in the nine months ended September 30, 2012. The increase in sales volume was mainly due to our lowering the selling price of rebar to extend our market share in the Northwest region in the nine months of 2013.

Our five major customers were distributors and collectively represented approximately 23.4% of our total sales for the nine months ended September 30, 2013 as compared to 34.1% of our total sales for the nine months ended September 30, 2012. The decrease in the concentration of our five major customers in the nine months ended September 30, 2013 as compared to the same period in 2012 was mainly due to the decrease in sales to Long Steel Group and its surrounding Southwest region and shifts in market demands being concentrated in the Northwest region. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended September 30, 2013 compared with three months ended September 30, 2012

	Three months ended
	September 30, 2013			September 30, 2012			Change	Change
								Cost of
		Cost of			Cost of		Volume	Goods Sold
in thousands, except metric tons	Volume	Goods Sold	%	Volume	Goods Sold	%	%	%

Longmen Joint Venture	1,238,689	$598,324	99.4%	1,360,226	$721,853	99.6%	(8.9)%	(17.1)%
Others	18,132	3,540	0.6%	36,553	3,168	0.4%	(50.4)%	11.7%
Total Cost of Goods Sold	1,256,821	$601,864	100.0%	1,396,779	$725,021	100.0%	(10.0)%	(17.0)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke accounted for approximately 58.8% of our total cost of sales in the third quarter of 2013. The cost of goods sold decreased by 17.0% to $601.9 million in the third quarter of 2013 from $725.0 million in the same period of 2012. The decrease was driven by the 10.0% decrease in sales volume, as well as the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 0.9% and approximately 18.3%, respectively, for the three months ended September 30, 2013 as compared to the same period in 2012. As such, the average costs of rebar manufactured decreased 9.0% to approximately $483.0 per ton in the third quarter of 2013 from approximately $530.7 per ton in the same period in 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

	Nine months ended
	September 30, 2013			September 30, 2012			Change	Change
								Cost of
		Cost of			Cost of		Volume	Goods Sold
in thousands, except metric tons	Volume	Goods Sold	%	Volume	Goods Sold	%	%	%

Longmen Joint Venture	3,841,985	$1,927,639	99.5%	3,751,571	$2,105,808	99.3%	2.4%	(8.5)%
Others	104,163	10,636	0.5%	159,259	14,263	0.7%	(34.6)%	(25.4)%
Total Cost of Goods Sold	3,946,148	$1,938,275	100.0%	3,910,830	$2,120,071	100.0%	0.9%	(8.6)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 62.0% of our total cost of sales for the nine months ended September 30, 2013. The cost of goods sold decreased by 8.6% to $1.9 billion in the nine months ended September 30, 2013 from $2.1 billion in the same period of 2012. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 7.2% and approximately 24.5%, respectively, for the nine months ended September 30, 2013 as compared to the same period in 2012. As such, the average costs of rebar manufactured decreased 10.6% to approximately $501.7 per ton in nine months ended September 30, 2013 from approximately $561.3 per ton in the same period 2012.

Gross Profit (Loss)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

	Three months ended
	September 30, 2013			September 30, 2012			Change
		Gross Profit	Margin		Gross Profit	Margin	Gross
in thousands, except metric tons	Volume	(Loss)%		Volume	(Loss)%		Profit

Longmen Joint Venture	1,238,689	$8,122	1.3%	1,360,226	$(12,879)	(1.8)%	(163.1)%
Others	18,132	109	3.0%	36,553	(717)	(29.3)%	(115.2)%
Total Gross Profit (Loss)	1,256,821	$8,231	1.3%	1,396,779	$(13,596)	(1.9)%	(160.5)%

Gross profit for the third quarter in 2013 was $8.2 million, or 1.3% of total sales, as compared to a gross loss of $13.6 million, or (1.9)% of total sales in the same period in 2012. The increase in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 6.1% being lower than the percentage decrease of costs of rebar manufactured of 9.0% for the third quarter in 2013 as compared to the same period in 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

	Nine months ended
	September 30, 2013			September 30, 2012			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	3,841,985	$(23,706)	(1.2)%	3,751,571	$20,748	1.0%	(214.3)%
Others	104,163	468	4.2%	159,259	(670)	(4.9)%	(169.9)%
Total Gross Profit (Loss)	3,946,148	$(23,238)	(1.2)%	3,910,830	$20,078	0.9%	(215.7)%

Gross loss for the nine months ended September 30, 2013 was $23.2 million, or (1.2)% of total sales, as compared to gross profit of $20.1 million, or 0.9% of total sales in the same period in 2012. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 12.6% was slightly higher to the percentage decrease of costs of rebar manufactured of 10.6% for the nine months ended September 30, 2013 as compared to the same period in 2012.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30, 2013	September 30, 2012	Change %

Selling, general and administrative expenses	$(19,661)	$(22,787)	(13.7)%
SG&A expenses as a percentage of total revenue	(3.2)%	(3.2)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses decreased by 13.7% to $19.7 million for the three months ended September 30, 2013, compared to $22.8 million for the same period in 2012.

Selling expenses decreased by 16.5% to $7.3 million for three months ended September 30, 2013 as compared to $8.7 million in the same period of 2012. The decrease was mainly due to a special fund related to the sales of our products which Longmen Joint Venture received tax exemption for from the PRC tax authorities in 2013 while $1.6 million of the special fund was imposed in the third quarter of 2012. Since this was the first time we are exempted from this type of tax, we do not know whether the local government will grant us this tax exemption in the future.

In addition, general and administrative (“G&A”) expenses were approximately $12.4 million and $14.1 million for three months ended September 30, 2013 and 2012, respectively. The 12.0% decrease was mainly due to the $1.7 million decrease in bad debt expenses in the third quarter of 2013 from the same period of 2012. This decrease was offset by a $0.6 million additional write-off of bad debt expenses resulting from the imposition of a prepaid special fund in the third quarter of 2013.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30, 2013	September 30, 2012	Change %

Selling, general and administrative expenses	$(59,464)	$(61,548)	(3.4)%
SG&A expenses as a percentage of total revenue	(3.1)%	(2.9)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses decreased by 3.4% to $59.5 million for the nine months ended September 30, 2013, compared to $61.5 million for the same period in 2012.

Selling expenses decreased by 11.9% to $24.6 million for nine months ended September 30, 2013 as compared to $27.9 million in the same period of 2012. The decrease was mainly due to a special fund related to the sales of our products for which Longmen Joint Venture received tax exemption from the PRC tax authorities in 2013 while $4.5 million of the special fund was imposed in the nine months ended September 30, 2012, offset by a $0.6 million increase in freight expenses in connection with the 0.9% increase in sales volume for the nine months ended September 30, 2013 as compared to the same period in 2012. Since this was the first time we are exempted from this type of tax, we do not know whether the local government will grant us this tax exemption in the future.

In addition, G&A expenses were approximately $34.9 million and $33.7 million for nine months ended September 30, 2013 and 2012, respectively. The 3.6% increase was mainly due to the $1.9 million write-off of prepaid special fund offset by a $0.7 million decrease in bad debt expenses.

Change in Fair Value of Profit Sharing Liability

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %

Change in fair value of profit sharing liability	$41,825	$-	100.0%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014.  Also, there has been a tightening of the monetary policy by the Chinese policy makers since June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank.  As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our third quarter and year to date operating results.  Due to the continued decrease in our rebar selling price, the market slow-down in the third quarter of 2013, and the lack of gross profit recovery as quickly as expected in the third quarter of 2013, we have foreseen a further downward trend in 2014 through 2016 than anticipated in the second quarter of 2013.  As such, the fair value of our profit sharing liability has been reduced as compared to our previous estimates and we have recognized a gain of $41.8 million in our income from operations for the three months ended September 30, 2013.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %

Change in fair value of profit sharing liability	$107,877	$-	100.0%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014.  Also, there has been a tightening of the monetary policy by the Chinese policy makers since June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank.  As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our third quarter and year to date operating results.  Due to the continued decrease in our rebar selling price, the market slow-down in the third quarter of 2013, and the lack of gross profit recovery as quickly as expected in the nine months ended September 30, 2013, we have foreseen a downward trend in 2014 through 2016 than previously anticipated.  As such, the fair value of our profit sharing liability has been reduced as compared to our previous estimates and we have recognized a gain of $107.9 million in our income from operations for the nine months ended September 30, 2013.

Income (Loss) from Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %

Income (loss) from operations	$30,395	$(36,383)	(183.5)%

Income from operations for the three months ended September 30, 2013 was $30.4 million as compared to $36.4 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the increase in gross profit and the gain from change in fair value of profit sharing liability.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %

Income (loss) from operations	$25,175	$(41,470)	(160.7)%

Income from operations for the nine months ended September 30, 2013 was $25.2 million as compared to $41.5 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the gain from change in fair value of profit sharing liability offset by the increase in gross loss.

Other Income (Expense)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %

Interest income	$2,835	$4,337	(34.6)%
Finance/interest expense	(17,721)	(25,879)	(31.5)%
Financing cost on capital lease	(7,782)	(10,736)	(27.5)%
Change in fair value of derivative liabilities	-	(55)	(100.0)%
Gain on disposal of equipment	17	293	(94.2)%
Income from equity investment	47	44	6.8%
Foreign currency transaction gain (loss)	322	(581)	(155.4)%
Lease income	542	528	2.7%
Other non-operating income (expense), net	770	2,314	(66.7)%
Total other expense, net	$(20,970)	$(29,735)	(29.5)%

Total other expense, net, for the three months ended September 30, 2013 was $21.0 million, a 29.5% decrease compared to $29.7 million for the same period in 2012. The decrease was mainly a result of the $8.2 million decrease in finance/interest expenses and the $3.0 million decrease in financing cost on capital lease. The decrease was offset by the $1.5 million decrease in interest income as a result of decrease in loans receivable-related parties. The decrease in finance/interest expenses was mainly a result of the reduction in the amount of bank notes receivable that were redeemed and the amount borrowed from banks and third parties in the third quarter of 2013 as compared to the same period in 2012.  We utilized more vendor financings during the third quarter in 2013. As a result, notes receivable early redemption expenses for the three months ended September 30, 2013 amounted to $9.6 million, a $6.7 million or 41.5% decrease from $16.3 million for the same period in 2012, and interest expense on loan borrowings for the three months ended September 30, 2013 amounted to $8.1 million, a $1.5 million or 15.1% decrease from $9.6 million for the same period in 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %

Interest income	$8,657	$13,039	(33.6)%
Finance/interest expense	(53,577)	(106,566)	(49.7)%
Financing cost on capital lease	(27,778)	(32,363)	(14.2)%
Change in fair value of derivative liabilities	1	(48)	(102.1)%
Gain on disposal of equipment	113	177	(36.2)%
Income from equity investment	137	80	71.3%
Foreign currency transaction gain (loss)	448	(1,169)	(138.3)%
Lease income	1,613	1,588	1.6%
Other non-operating income (expense), net	1,559	3,316	(53.0)%
Total other expense, net	$(68,827)	$(121,946)	(43.6)%

Total other expense, net, for the nine months ended September 30, 2013 was $68.8 million, a 43.6% decrease compared to $121.9 million for the same period in 2012. The decrease was mainly a result of a decrease of interest income on loan receivables of $1.8 million offset by a $53.0 million decrease in finance/interest expenses and a $4.6 million decrease in financing costs on capital leases. The decrease in finance/interest expenses was mainly a result of the reduction the amount of bank notes receivable that were redeemed early and the amount borrowed from banks and third parties in the nine months ended September 30, 2013 as compared to the same period in 2012.  We utilized more vendor financings during the third quarter in 2013. As a result, notes receivable early redemption expenses for the nine months ended September 30, 2013 amounted to $26.9 million, a $38.7 million or 59.1% decrease from $65.6 million for the same period in 2012, and interest expense on loan borrowings for the nine months ended September 30, 2013 amounted to $26.7 million, a $14.2 million or 34.7% decrease from $40.9 million for the same period in 2012. The decrease in interest expense on loan borrowings for the nine months ended September 30, 2013 as compared to the same period in 2012 was mainly due to the decrease in interest rates on loans from financing sales.

Income Taxes

For the three months ended September 30, 2013 and 2012, we had total and current income tax provisions for our profitable subsidiaries, amounting to $0.03 million and $0.1 million, respectively.  No deferred income tax provision was recorded for the three months ended September 30, 2013 and 2012 as the deferred tax assets had been fully reserved.

For the three months ended September 30, 2013 and 2012, we had effective tax rates of 0.3% and (0.2%), respectively. The negative effective tax rates for the three months ended September 30, 2012 was mainly due to a consolidated loss before income tax while we accrued tax provision for our profitable subsidiaries.

For the nine months ended September 30, 2013 and 2012, we had a total tax provision of $0.2 million and $0.7 million, respectively. For the nine months ended September 30, 2013 and 2012, we had current income tax provisions for our profitable subsidiaries, amounting to $0.2 million and $0.5 million, respectively. For the nine months ended September 30, 2012, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax benefit was recorded for the nine months ended September 30, 2013 as the resulting deferral of tax assets had been fully reserved because the benefit was not considered to be realizable due to recent historical experience.

For the nine months ended September 30, 2013 and 2012, we had effective tax rates of (0.5%) and (0.4%), respectively. The negative effective tax rates for the three months ended September 30, 2013 and 2012 were mainly due to a consolidated loss before income tax while we needed to accrue tax provision for our profitable subsidiaries.

Net Income (Loss)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %

Net income (loss)	$9,400	$(66,218)	(114.2)%

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %

Net loss	$(43,853)	$(164,095)	(73.3)%

Net Income (Loss) Attributable to General Steel Holdings, Inc.

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %

Net income (loss)	$9,400	$(66,218)	(114.2)%
Less: Net income (loss) attributable to the noncontrolling interest	5,599	(24,620)	(122.7)%
Net income (loss) attributable to General Steel Holdings, Inc.	$3,801	$(41,598)	(109.1)%

Net income attributable to us for the three months ended September 30, 2013 increased to $3.8 million as compared to $41.6 million net loss attributable to us for the same period in 2012. The increase in net income attributable to us for the three months ended September 30, 2013 was mainly a result of a $8.2 million gross profit, a $41.8 million increase in change in fair value of profit sharing liability and a $8.2 million decrease in finance/interest expense for the three months ended September 30, 2013.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment multiplied by the subsidiaries’ net income or loss.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %

Net loss	$(43,853)	$(164,095)	(73.3)%
Less: Net loss attributable to the noncontrolling interest	(10,939)	(61,336)	(82.2)%
Net loss attributable to General Steel Holdings, Inc.	$(32,914)	$(102,759)	(68.0)%

Net loss attributable to us for the nine months ended September 30, 2013 decreased to $32.9 million compared to $102.8 million for the same period in 2012. The decrease in net loss attributable to us for the nine months ended September 30, 2013 was mainly a result of a gross loss of $23.2 million offset by a $107.9 million gain from change in fair value of profit sharing liability and a decrease in finance/interest expense of $53.0 million for the nine months ended September 30, 2013.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of September 30, 2013, our current liabilities exceeded the current assets by approximately $1.1 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, management and our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited condensed consolidated financial statements for the period ended September 30, 2013 have been prepared on a going concern basis.

As of September 30, 2013, we had cash and restricted cash aggregating $467.9 million, of which $405.8 million was restricted.

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

Substantially all our operations are conducted in China and all of our revenues are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to the PRC's exchange control regulations that restrict its ability to convert RMB into U.S. Dollars.

Under applicable PRC regulations, foreign-invested enterprises in the PRC may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in the PRC is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC law, RMB is currently convertible into U.S. Dollars under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE), but is not from a company’s “capital account,” which includes foreign direct investments and loans, without the prior approval of the SAFE.

As of September 30, 2013, the amount of our restricted net assets in our profitable subsidiaries in the PRC was $29.3 million.

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

Although the steel industry is slowing down due to over-capacity issues in the PRC, in order for us to stay competitive, we continue to look for opportunities to improve the efficiency on our production lines. In addition to the 1,200,000 metric ton capacity rebar production renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010, in July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012 we began the construction of a 900,000 metric ton capacity rebar production line, which was completed and put into test production in July 2013.  In March 2013, we began the construction of a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. The 1,200,000 metric ton capacity rebar production lines require additional capital resources of approximately $14.2 million which was completed and put into test production by November 2013. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of September 30, 2013, we had $988.0 million in short-term notes payable liabilities, which were secured by restricted cash of $405.8 million and restricted notes receivable of $237.2 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system.

Short-term Loans – Banks

As of September 30, 2013, we had $254.9 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between 4.2% to 5.9% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 4.2% to 5.9% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended September 30, 2013 and 2012 amounted to $166.3 million and $307.1 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2013 and 2012 amounted to $1.1 million and $2.1 million, respectively.

Total financing sales for the nine months ended September 30, 2013 and 2012 amounted to $519.5 million and $600.8 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2013 and 2012 amounted to $4.2 million and $6.8 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in the PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of September 30, 2013 and December 31, 2012 were (6.6) and (7.1), respectively. As of September 30, 2013, our current liabilities exceed current assets (excluding non-cash item) by $1.1 billion.

Longmen Joint Venture, as our most important operating subsidiary, accounted for the majority of our total sales. As such, the majority of our working capital needs to come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations. Longmen Joint Venture has obtained different types of financial supports, which include line of credit from banks, vendor financing, financing sales, other financing and sales representative financing.

With the financial support from the banks and the companies above, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of September 30, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow)
(in millions)
For the twelve months ended
September 30, 2014
Current liabilities over current assets (excluding non-cash items) as of September 30, 2013 (unaudited)	$(1,072.0)
Projected cash financing and outflows:
Cash provided by line of credit from banks	110.8
Cash provided by vendor financing	815.0
Cash provided by financing sales	81.5
Cash provided by other financing	77.4
Cash provided by sales representatives	30.0
Cash projected to be used in operations in the twelve months ended September 30, 2014	(28.6)
Net projected change in cash for the twelve months ended September 30, 2014	$14.1

As a result, the unaudited condensed consolidated financial statements for the nine month period ended September 30, 2013 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $14.0 million as compared to net cash used in operating activities of $90.1 million in the same period of 2012. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss of $(16.7) million as compared to $97.4 million in the same period in 2012. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities;
-	(gain) loss on disposal of equipment;
-	provision for doubtful accounts;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	loss from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets;
-	deferred lease income; and
-	change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during the nine months ended September 30, 2013;
-
Accounts receivable – related parties: The decrease of accounts receivable – related parties was mainly due to the decrease in sales to related parties while we sold less rebar to these related parties during the first nine months ended September 30, 2013;

-
Inventory: The decrease in inventories in the nine months of 2013 was mainly due to the continued decrease in the cost of raw materials and increase in the consumption of raw materials to keep up with the increased sales volume and construction projects;

56

-
Accounts payable: The increase in accounts payable was mainly due to Longmen Joint Venture making more purchases during the nine months ended September 30, 2013 as compared to the same period in 2012.  Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-
Other receivables – related parties: The increase was mainly due to an increase in receivables incurred with related parties for equipment we sold to these related parties and for cash flow purpose for doing business on our behalf;

-
Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;

-
Other payables, including related parties: The decrease in other payables, including related parties was mainly due to an increase in payables being paid to various third parties and related parties in the nine months ended September 30, 2013 compared to the prior year; and

-
Customer deposits, including related parties: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands of our products from our customers, as such, we received fewer advanced payments made by our customers.

Investing activities

Net cash used in investing activities was $146.6 million and $123.2 million for the nine months ended September 30, 2013 and 2012, respectively. Fluctuation in cash outflow between the two periods was mainly due to the increase of restricted cash and the increase in construction in process as the construction of a new rebar production line and other various factory building projects are near completion. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first nine months of 2013, such balance increased along with the increase in the outstanding balance of notes payable to settle with our suppliers.

Financing activities

Net cash provided by financing activities was $146.8 million and 175.4 million for the nine months ended September 30, 2013 and 2012, respectively. Compared to the same period in 2012, the increase of cash inflow from financing activities was mainly driven by the following:

•
Capital contributed by noncontrolling interest: On August 16, 2013, additional capital of $45.1 million (or RMB 280 million) was contributed to Tianwu Joint Venture with $27.0 million (or RMB 168 million) contributed by us and $18.0 million (or RMB 112 million) contributed by TME Group, the noncontrolling shareholder. Our controlling interest in Tianwu Joint Venture remains 60%;

•	Short term loans: We borrowed more from banks and related parties for the nine months ended September 30, 2013 as compared to the same period in 2012.

The cash inflow was offset by the following cash outflow:

•
Short term notes payable: We repaid fewer notes payable to banks for the nine months ended September 30, 2013 as they became due as compared to the same period in 2012 and borrowed fewer notes payable from the banks during the period as we utilized more vendor financing during this period, which allowed us to decrease our borrowings on notes payable;

•	Short term loans: We repaid fewer loans to third parties for the nine months ended September 30, 2013 as they became due as compared to the same period in 2012; and
•
Current maturities of long-term loans – related party: We repaid more current maturities of long-term loans to our related party for the nine months ended September 30, 2013 as they became due as compared to the same period in 2012.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended September 30, 2013 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of September 30, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$987,988	$987,988	$-	$-	$-
Bank loans	254,929	254,929	-	-	-
Other loans, including related parties	179,059	179,059	-	-	-
Deposits due to sales representatives, including related parties	29,993	29,993	-	-	-
Lease obligations	23,987	1,445	1,239	1,118	20,185
Construction obligations - Longmen Joint Venture	211,625	211,625	-	-	-
Long term loan – Shaanxi Steel	72,346	47,896	24,450	-	-
Capital lease obligation	354,576	-	96,517	21,685	236,374
Profit sharing liability	241,090	-	-	-	241,090
Total	$2,355,593	$1,712,935	$122,206	$22,803	$497,649

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of September 30, 2013, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $304.6 million, as follows:

	Guarantee
Nature of guarantee	amount	Guaranty Due Date
	(In thousands)
Line of credit	$178,931	Various from October 2013 to August 2015
Three-party financing agreements	42,315	Various from October 2013 to January 2014
Confirming storage	19,951	Various from December 2013 to September 2014
Financing by the rights of goods delivery in future	63,374	Various from December 2013 to March 2015
Total	$304,571

As of September 30, 2013, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any loss from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Critical Accounting Policies and Estimates

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a board of directors with respect to Longmen Joint Venture, the rights and roles of both bodies were considered to determine which has the authority to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the authority to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, for which we hold 2 out of 4 seats, requires a ¾ majority vote, while the board of directors, which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the board of directors and the Supervisory Committee, the board of directors prevails. In other words, the Supervisory Committee is considered to be subordinate to the board of directors. Thus, the board of directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the board of directors, have control of the operations of Longmen Joint Venture and as such, have the authority to direct the activities of the VIE that most significantly impact Longmen Joint Venture ’s economic performance.

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

The above assumptions were reviewed by us at September 30, 2013 and we changed those assumptions as compared to the assumptions used at December 31, 2012 because of the changes in market conditions in the PRC.  Based on the updated information from the banks, GDP report and operating results from the three and nine months ended September 30, 2013, all of the above information indicated a downward trend in the steel manufacturing industry in the coming years.  As a result, we re-evaluated the fair value of the 40% profit sharing liability as of the beginning of the period ended June 30, 2013 and September 30, 2013 and recorded a gain on change in fair value of profit sharing liability of $41.8 million and $107.9 million for the three and nine months ended September 30, 2013, respectively.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly.  If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended September 30, 2013 would have been $254.9 million and we would reduce a gain on the change in the fair value of profit sharing liabilities by $32.9 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of the beginning of the period ended September 30, 2013 would have been $214.3 million and we would increase a gain on the change in the fair value of profit sharing liabilities by $8.3 million.

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the three months ended September 30, 2013 and 2012. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Based on the performance of the Asset Pool, no profit sharing payment was made for the nine months ended September 30, 2013. Payments for the profit sharing are only made to Shaanxi Steel to the extent any accumulated losses from the Asset Pool have been fully absorbed by profits.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of such material weakness, we concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

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

General Steel Holdings, Inc.

Date: November 12, 2013	By:	/s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: November 12, 2013	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer

