Form 10-K
period 2013-12-31
GENERAL STEEL HOLDINGS INC
filed 2014-03-27
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the price of $1.00 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $32.6 million. The registrant has no non-voting common equity.

As of March 17, 2014, 58,314,688 shares of common stock, par value $0.001 per share, were outstanding.

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report on Form 10-K or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Annual Report on Form 10-K is filed, and the Company does not intend to update nor is obligated to update any of the forward-looking statements after the date this Annual Report on Form10-K is filed to confirm these statements to actual results, unless required by applicable law.

PART I

ITEM 1. BUSINESS.

Overview

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled carbon, spiral-weld pipes and high-speed wire. Our current aggregate annual production capacity of crude steel products, consisting mainly of steel rebar, is 7 million metric tons. Our rebar products have a variety of demand drivers, such as rural income, infrastructure construction and energy consumption. Domestic economic conditions are also an overall demand driver for all our products.

Our vision is to become one of the largest and most profitable non-government controlled steel companies in the People’s Republic of China (“PRC”). Our mission is to grow our business organically, and through the acquisition of Chinese steel companies, increase profitability and efficiency by utilizing western management practices and advanced production technologies, and the infusion of capital resources.

Our two-pronged growth strategy focuses on a combination of capacity expansion, as well as optimizing operating efficiencies and leverage.

•	We aim to grow revenue by increasing capacity and through continual cooperation and partnerships with leading state-owned enterprises (SOEs).
•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “Company”, “we”, “our” and “us” all refer to General Steel Holdings, Inc.

Steel Related Subsidiaries and Raw Material Trading Company

We presently have controlling interests in four steel-related subsidiaries:

•	General Steel (China) Co., Ltd. (“General Steel (China)”);
•	Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”);
•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”); and
•	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”).

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leased its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows our Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that it did not intend to continue with the lease at June 30, 2012. There was no penalty for early termination. Subsequently, General Steel(China) leased parts of its facilities to Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. A write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment of $5.4 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011 and an additional $3.9 million (RMB 24.3 million) was recorded in the selling, general and administrative expenses for the year ended December 31, 2012. Management re-evaluates the fair value of its long-term assets on annual basis, or upon a triggering event which would require an assessment sooner.

Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited

On April 27, 2007, General Steel (China) and Baotou Iron and Steel Group Co., Ltd. (“Baotou Steel”) entered into an Amended and Restated Joint Venture Agreement, amending the Joint Venture Agreement entered into on September 28, 2005, to increase General Steel (China)’s ownership interest in the related joint venture to 80%. The joint venture’s name is Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited, a Chinese limited liability company (“Baotou Steel Pipe Joint Venture”). Baotou Steel Pipe Joint Venture obtained its business license from governmental authorities in the PRC on May 25, 2007, and commenced operations in July 2007. Baotou Steel Pipe Joint Venture has four production lines capable of producing 100,000 metric tons of double spiral-weld pipes primarily used in the energy sector to transport oil and steam. These pipes have a diameter ranging from 219mm to 1240mm, a wall thickness ranging from 6mm to 13mm, and a length ranging from 6m to 12m. Presently, Baotou Steel Pipe Joint Venture sells its products using an internal sales force to customers in the Inner Mongolia Autonomous Region and the northwest region of the PRC.

Shaanxi Longmen Iron and Steel Co., Ltd

Effective June 1, 2007, through General Steel (China) and Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”), a 99% owned subsidiary of General Steel (China), we entered into a Joint Venture Agreement with Shaanxi Longmen Iron & Steel Group Co., Ltd. (“Long Steel Group”) to form Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”). Through General Steel (China) and Qiu Steel, we invested approximately $39.3 million in cash and collectively held a 60% ownership interest in Longmen Joint Venture until April 29, 2011, when a 20-year Unified Management Agreement (the “Unified Management Agreement”) was entered into between our Company, Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Longmen Joint Venture was determined as a Variable Interest Entity (“VIE”) and we are the primary beneficiary.

Long Steel Group, located in Hancheng city, Shaanxi Province, in China’s Western region, was founded in 1958 and incorporated in 2002, and is owned by a state owned entity through Shaanxi Steel. Long Steel Group holds the remaining 40% ownership interest in Longmen Joint Venture and operates as a fully-integrated steel production facility.  Fewer than 10% of steel companies in China have fully-integrated steel production capabilities.

Currently, Longmen Joint Venture has five branch offices, four consolidated subsidiaries/VIE and five entities in which it has a noncontrolling interest. It employs approximately 8,700 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 177 vehicles and provides transportation services exclusively to Longmen Joint Venture.

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (in reference to their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi Province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi Province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have approximately a 72% share of the Xi’an market for rebar.

An established regional network of approximately one hundred twenty-eight distributors, together with smaller distributors and three sales offices sell Longmen Joint Venture’s products. All products are sold under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other of Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and Xiang Jia Ba hydropower projects.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two agreements between the two parties on December 20, 2010. To compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.1 million (RMB 70.1 million) relating to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.2 million (RMB 89.5 million) and $14.2million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products. As such, the cost of using these assets, and therefore the fair value of the free rent received, was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the period. Costs of $7.0 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets

The amount of reimbursement was deferred as lease income and is being recognized, and amortized to income over the remaining terms of the 40-year sub-lease. For the years ended December 31, 2013 and 2012, we recognized lease income of $2.1 million and $2.1 million, respectively. As of December 31, 2013 and 2012, the deferred lease income on the land sub-lease was $77.4 million and $77.2 million, respectively. The remaining life of amortization is 35.3 years as of December 31, 2013.

On April 29, 2011, we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal is the parent company of Shaanxi Steel, a state-owned entity. Under the terms of the Unified Management Agreement, all manufacturing machinery of Longmen Joint Venture and $587.3 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (the “Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

Furthermore, under the terms of the Unified Management Agreement, Shaanxi Coal has committed to providing Longmen Joint Venture with raw materials, including coke and coal, at a cost not higher than the market rate. In addition, the Unified Management Agreement includes provisions pursuant to which both Shaanxi Coal and Shaanxi Steel are expected to provide financial support, including credit guarantees, as needed for operations by Longmen Joint Venture. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payments from Longmen Joint Venture until February 2017. In March 2013, Shaanxi Coal agreed to provide bank loan guarantees to Longmen Joint Venture in the amount of $320.9 million (RMB 2.0 billion).

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

The parties to the Unified Management Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Unified Management Agreement. However, the Board of Directors of Longmen Joint Venture remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool.

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and a derivative liability and therefore, is accounted for as such by Longmen Joint Venture. See Note 2 - “Summary of significant accounting policies”, Note 15 - “Capital lease obligations” and Note 16 - “Profit sharing liability” of the Notes to Consolidated Financial Statements included herein.

 In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line, which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and consume less energy when running at maximum efficiency compared to our previous production line.

Maoming Hengda Steel Co., Ltd

On June 25, 2008, through our subsidiary Qiu Steel, we paid approximately $7.1 million (RMB50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB 544.6 million).

Maoming Hengda’s core business is the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors which targeted customers in Guangxi Province and the western region of Guangdong.

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

In December 2010, we brought online a new 400,000 ton capacity rebar production line. The new rebar line was constructed as a result of a strategic alliance agreement between Maoming Hengda and Zhuhai Yueyufeng Iron and Steel Co., Ltd. (“Yueyufeng”), executed on February 3, 2010.  According to this agreement, Yueyufeng paid in advance $4.4 million in three installments to support the construction of the rebar production line for Maoming Hengda, and charged Maoming Hengda interest at a rate of 10% annually.  The interest expense incurred was recorded in finance expenses.

On December 15, 2013, Maoming Hengda entered into a lease agreement with Zhongshan Baohua Rebar Factory, with which Maoming Hengda leased the 400,000 ton capacity rebar production line and various other buildings and equipment to Zhongshan Baohua Rebar Factory, for an annual payment of $1.2 million (RMB 7.2 million) for eight years between March 2014 and February 2022.

Production Capacity Information Summary by Subsidiaries

Annual Production Capacity (metric tons)	General Steel (China)(1)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda(1)

Crude Steel	-	-	7 million	-
Processing	400,000	100,000	4.3 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

(1) The production facilities of General Steel (China) and Maoming Hengda currently are leased to unrelated parties.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2013, approximately 22.1% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and the general economic conditions in China.

Demand for our Products

For the years ended December 31, 2013 and 2012, rebar, our major product, comprised of more than 99% and 99% of our sales, respectively. Overall, domestic economic growth is an important driver of demand for our major product, especially from construction and infrastructure projects.

At Longmen Joint Venture, growth in regional construction and infrastructure projects drives demand for our products. According to the 12th Five Year National Economic and Social Development Plan (“NESDP”) (2011-2015), development of China’s western region is one of China’s top five economic priorities. Shaanxi Province, where Longmen Joint Venture is located, has been designated as a focal point for development in the Western region, and Xi’an, the provincial capital, has been designated as a focal point for this development in China. Longmen Joint Venture is 180 kilometers from Xi’an and it does not have a major competitor within a 250 km radius.

The Western region of China, where our major sales market is located, has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.7% for the national GDP, a GDP increase of 11% was reported by Shaanxi Province in 2013 over the previous year. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 10%. We have a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the production of steel.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately $257.4 billion (RMB 1.59 trillion) for the year ended December 31, 2013, an increase of 24.1% over the same period in 2012.

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

In January 2011, the Shaanxi provincial government announced that it will invest approximately $12.2 billion (RMB80 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan.  In addition to hydro projects, according to the central government, 16,000 total kilometers of high speed railway will be built by 2020.

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

In February 2012, the government approved the Western Development 12th Five Year Plan, which continues the efforts to develop the Western areas. The Plan is centered on the infrastructure and construction, highlighted by the development of economic zones, construction of roads/railway and hydro projects, which drive the local demand for steel products.

In February 2014, National Development and Reform Commission (“NDRC”) announced nine focal points of the western development, which will speed up the major infrastructure construction in the western areas, including the construction of railway, highway and hydro-projects.

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

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 77% of production costs are associated with raw materials, with iron ore being the largest component.

According to the China Iron and Steel Association, approximately 60% of the Chinese domestic steel industry’s demand for iron ore must be filled by imports. At Longmen Joint Venture, we purchase iron ore from four primary sources: Mulonggou mine (owned by Longmen Joint Venture), Daxigou mine (owned by Long Steel Group, our partner in Longmen Joint Venture), surrounding local mines and mines located abroad. According to the terms of Longmen Joint Venture‘s Agreement with the Long Steel Group, we have a first right of refusal for sales from the Daxigou mine. We presently purchase all of the iron ore produced by this mine.

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

The sources and/or our top five major suppliers of our raw materials for the year ended December 31, 2013 are as follows:

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Longgang Group Import & Export Co., Ltd.	Coke	12.0%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	9.0%	Third Party
Long Steel Group	Iron Ore	8.3%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	7.7%	Related Party
Tianwu General Steel Material Trading Co., Ltd.	Iron Ore	3.2%	Related Party
	Total	40.2%

 Industry Environment

Despite demand growth experienced during 2010 and 2011, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability which has become the most significant challenge in the steel manufacturing business. Chinese crude steel production was 712.86 million tons from January to November in 2013, an increase of 7.82% compared to the same period last year, while the total consumption of crude steel reached 666.50 million tons from January to November in 2013, increased by 7.36% from the same period last year, according to the China Iron and Steel Association.

For steelmakers, operating performance depends on the volatility of the cost of raw materials. The shortage of these raw materials in the market has allowed suppliers of iron ore and metallurgical coal to rebuild the pricing mechanisms through the shift from annual to shorter-term price contracts. This has created numerous challenges for steelmakers as they must now deal with volatility in raw material prices, as well as maintain margins with fluctuating demand. Over the past few years, we have witnessed perseverance in steel prices that has given iron ore producers an opportunity to increase the prices in the next contract; however the reverse may not be true as steel companies cannot always pass on the rise in iron ore prices to end consumers due to the market overcapacity and fragmentation.

The Chinese central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020.  Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In December 2011, the central government published an industry target to eliminate 96 million tons of inefficient iron and steel capacity during the 12th five-year plan. The central government had successfully reduced obsolete iron production capacities of 31.9 million tons in 2011. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities of 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In March 2014, the government reaffirmed its determination of industry consolidation, and announced that it plans to eliminate 27 million tons of obsolete iron and steel capacity in order to reach the industry goal of 12th five-year plan ahead of schedule in 2014. However, we continue to see a strong demand for our products and believe there are significant growth opportunities in the industry and market we service and such consolidation is not expected to directly impact our Company.

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

Since 2013, the government has exerted more stringent environment protection policy on the steel industry. In January 2014, the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") announced a List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List").  The List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on product quality, environmental protection, energy consumption, workmanship and equipment, production scale, as well as work safety and social responsibility. The MIIT will collaborate with China's other governmental agencies to provide support to the List's members and to speed up the steel industry's restructuring and consolidation. Steel makers omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity. Longmen Joint Venture, the major facility of General Steel, has been included on the List as the only enterprise in China’s Shaanxi Province.

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

Employees

As of December 31, 2013, we had approximately 9,050 full-time employees.

Executive Officers of the Registrant

The following sets forth certain information as of March 25, 2014 concerning our executive officers.

Name	Age	Title
Zuosheng Yu	49	Chairman and Chief Executive Officer
John Chen	43	Chief Financial Officer

Mr. Zuosheng Yu, age 49, Chairman of the Board of Directors.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.

Mr. John Chen, age 43, Director.  Mr. Chen joined our Company in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.   He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2013, approximately 22.1% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We have various financing facilities with banks which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. As of December 31, 2013, we have not satisfied our financial covenants stipulated by certain loan agreements because of debt to asset ratios. Furthermore, we are party to loan agreements with cross default clause where any breach of other loan covenants will automatically result in default of such loans. According to the loan agreements, the bank could request more collateral or guarantees if the covenant is not satisfied or request early repayment of the loan if we cannot remedy the default within a period of time. As of today, we have not received any notice from the banks requesting more collateral, guarantees or early repayment of our short term loans due to a breach. However, we may in the future encounter difficulties in repaying or refinancing such loans on time, or providing more collateral or guarantees to the banks or making early repayment of our loans.

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

We are exposed to potential risks from regulations requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls, including the material weakness, had and could in the future cause our financial reporting to be unreliable, had and could in the future have a material adverse effect on our business, operating results, and financial condition, and had and could in the future cause the trading price of our common stock to fall dramatically.

Under the supervision and with the participation of our management, we have and will continue to evaluate our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have and will continue to perform the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have and will continue to incur additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our stock.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. China’s Consumer Price Index increased by 2.6% for full year of 2013 according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Our officers, directors and affiliates beneficially own approximately 40.6% of our common stock. Mr. Zuosheng Yu, our major stockholder, beneficially owns approximately 39.9% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

On September 26, 2013, we received a notice from NYSE Regulations, Inc. (“NYSE Regulations”) that we were not in compliance with the continued listing standard set forth in Sections 802.01B and 802.01C of the Listed Company Manual of the NYSE (the “Manual”). Noncompliance with Section 802.01B of the Manual (the “Market Cap Standard”) was due to the Company not maintaining an average market capitalization of at least fifty million dollars ($50,000,00.00) over a consecutive 30 trading-day period.  Noncompliance with Section 802.01C of the Manual (the “Pricing Standard”) was due to the average closing price of the Company’s common stock being less than $1.00 over a consecutive 30 trading-day period.  As a result of the Company’s noncompliance with both the Market Cap Standard and the Pricing Standard (collectively, the “Listing Standards”), we were required to submit a business plan to the NYSE and remain subject to quarterly monitoring for compliance with the Listing Standards and the submitted business plan through March of 2015.  On March 10, 2014, we received a notice from NYSE Regulations that we had gained compliance with the Pricing Standard; however, we remain in noncompliance with the Market Cap Standard.

We are required to comply with the Manual as a condition for our common stock to continue to be listed on the NYSE. If we are unable to comply with such conditions, then our shares of common stock are subject to immediate delisting from the NYSE. We intend to appeal any decision to delist our shares from the NYSE, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares. If our common stock is delisted from the NYSE, such securities may be traded over-the-counter on the “pink sheets.” The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all. In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

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

Registered Owner of Land Use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	38 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	38 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	Ying Feng Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	38 years

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

Longmen Joint Venture is the registered owner of the land use rights for the parcel of land identified in the chart below.

Registered Owner of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Longmen Joint Venture	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	19.1	50 Years	33 Years
Longmen Joint Venture	Longmen Town, Hancheng, Shaanxi	Industrial Use	179.6	40-48 Years	33-37 Years*
Longmen Joint Venture	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	103.2	50 Years	39 Years
Longmen Joint Venture	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	1.9	50 Years	38 Years
Longmen Joint Venture	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	3.6	40 Years	29 Years

*This location consists of six land use rights with various remaining useful lives.

Maoming Hengda

The properties of Maoming Hengda consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 240 acres (96.9 hectares).

Maoming Hengda is the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner Of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Maoming Hengda	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	240	50 Years	41 Years

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Exchange under the symbol “GSI”. The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2012
High	$1.17	$1.11	$1.33	$1.28
Low	$0.75	$0.80	$0.57	$0.91
2013
High	$1.35	$1.12	$1.04	$1.09
Low	$0.94	$0.94	$0.83	$0.85

As of March 17, 2014, there were approximately 322 holders of record of our common stock. On the same date, the trading price of our common stock closed at $1.40 per share.

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

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we”, “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to”, “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources” as well as other factors described in “Item 1A: Risk Factors” in this Annual Report. You should carefully review all of these factors, as well as the comprehensive discussion of forward-looking statements on page 4 of this Annual Report. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

OVERVIEW

We were founded on the strategy to merge, partner with, and acquire State-owned enterprises and selected steel companies with great growth potential within China’s highly fragmented steel industry. As of December 31, 2013, we were comprised of four steel producing and processing subsidiaries/VIE of which Longmen Joint Venture is the largest. Located in Shaanxi province, Longmen Joint Venture contributed approximately 99.5% and 99.1% of our total revenue for the 2013 and 2012 fiscal years, respectively.

Fiscal year 2013 was highlighted with the following:

•	Sales revenue decreased by $399.8 million, or 14.0% year-over-year to $2.5 billion, down from $2.9 billion in 2012, mainly due to the decrease in both the sales volume and average selling price of our rebar products. For the year of 2013, sales volume in Longmen Joint Venture totaled 5.0 million metric tons, a decrease of 0.1 million metric tons, or 1.3%, compared to 5.1 million metric tons in the year of 2012, with an average selling price of rebar of $490.7 per ton in the year of 2013, compared to $560.6 per ton in the year of 2012.

•	Gross loss in the year of 2013 totaled $(55.9) million, or (2.3)% of total revenue, as compared to a gross profit of $32.1 million, or 1.1% of total revenue in the year of 2012.

•	Total finance expenses in the year of 2013 were $91.9 million, as compared to $153.7 million in the year of 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $20.8 million and $20.6 million in the year of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $71.1 million and $133.1 million in years of 2013 and 2012, respectively.

Our two-pronged growth strategy focused on a combination of capacity expansion, as well as optimizing operating efficiencies and leverage:

•	We aim to grow revenue by increasing capacity and through continual cooperation and partnerships with leading state-owned enterprises (SOEs); and
•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure.

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

At the same time, the overall nationwide steelmaking capacity still exceeds steel demand in China. There is a significant over-capacity in the Chinese steel industry which is putting pressure on operators’ profitability. This has become the most significant challenge in the steel manufacturing business. From January to November 2013, China’s crude steel production increased by 7.82% to 712.86 million tons from the same period last year, while the consumption of crude steel increased by 7.36% to 666.50 million tons from the same period last year, according to the China Iron & Steel Association. However, due to the rapid economic development and urbanization in the Western region of China, which is the core market we serve, steel demand in the region has seen a stable growth compared to the rest of the country.

For steelmakers, operating performance depends on the volatility of the cost of raw materials. The shortage of these raw materials in the market has allowed suppliers of iron ore and metallurgical coal to rebuild the pricing mechanisms through the shift from annual to shorter-term price contracts. This has created numerous challenges for steelmakers, as they must now deal with volatility in raw material prices, as well as maintain margins with fluctuating demand. Over the past two years, we have witnessed perseverance in steel prices that has given iron ore producers an opportunity to increase the prices in the next contract; however the reverse may not be true as steel companies cannot always pass on the rise in iron ore prices to end consumers due to the market overcapacity and fragmentation.

The Chinese central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020. Currently, there are approximately over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In December 2011, the central government published an industry target to eliminate 96 million tons of inefficient iron and steel capacity during the 12th five-year plan. The central government had successfully reduced obsolete iron production capacities of 31.9 million tons in 2011. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities of 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In March 2014, the government confirmed its determination of the industry consolidation, and announced that it plans to eliminate 27 million tons of obsolete iron and steel capacity in order to reach the industry goal of 12th five-year plan ahead of schedule in 2014. However, we continue to see a strong demand for our products and believe significant growth opportunities in the industry and market we serve and such consolidation is not expected to directly impact our Company. In January 2014, our principal facility, Longmen Joint Venture, has been included in the List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List") released by the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT").  Longmen Joint Venture is the only enterprise in China's Shaanxi province included in the List.

As the Chinese government aims to speed up the steel industry's restructuring and consolidation, the List members will receive the supports from the MIIT and China's other governmental agencies, while those who are omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity.

On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications standards. These new standards set forth requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  While the operational conditions become more stringent, more small and medium sized companies will likely aggressively look for valued partners which could lead to opportunities for high quality acquisitions.  We believe these standards do not impact our Company and we also believe that the above-mentioned policy will strengthen our position as an industry consolidator by creating numerous qualified potential acquisition targets.

Since 2013, the Chinese government has exerted a more stringent environmental protection policy on the steel industry. In January 2014, the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") announced a List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List").  The List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on product quality, environmental protection, energy consumption, workmanship and equipment, production scale, as well as work safety and social responsibility. The MIIT will collaborate with China's other governmental agencies to provide support to the List's members and to speed up the steel industry's restructuring and consolidation. Steel makers omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity. Longmen Joint Venture, the major facility of General Steel was included on the List as the only enterprise in China’s Shaanxi Province.

RESULTS OF OPERATIONS

Statements of Operations for the years ended December 31, 2013 and 2012:

(In thousands except share data)	2013	2012	Change	Percentage Change
Sales	$2,463,747	$2,863,593	$(399,846)	(14.0)%
Cost of Goods Sold	2,519,685	2,831,474	(311,789)	(11.0)%
Gross Profit (Loss)	(55,938)	32,119	(88,057)	(274.2)%
Gross Profit (Loss) Margin %	(2.3)%	1.1%	(3.4)%
Selling, General and Administrative Expenses	(84,226)	(105,077)	20,851	(19.8)%
Change in Fair Value of Profit Sharing Liability	174,569	(22,499)	197,068	(875.9)%
Income (Loss) from Operations	34,405	(95,457)	129,862	(136.0)%

Other Expense, net	(76,676)	(135,685)	59,009	(43.5)%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(42,271)	(231,142)	188,871	(81.7)%
Provision for Income Taxes	354	796	(442)	(55.5)%
Net Loss	(42,625)	(231,938)	189,313	(81.6)%
Less: Net Loss Attributable to Noncontrolling Interest	(9,609)	(79,241)	69,632	(87.9)%
Net Loss Attributable to General Steel Holdings, Inc.	$(33,016)	$(152,697)	$119,681	(78.4)%
Loss Per Share
Basic and Diluted	$(0.60)	$(2.78)	$2.18	(78.4)%

Sales

Fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012

Sales by Subsidiary and Product

(in thousands)		2013	2012	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	$2,450,256	$2,837,609	$(387,353)	(13.7)%
Others		13,491	25,984	(12,493)	(48.1)%
Total Sales		$2,463,747	$2,863,593	$(399,846)	(14.0)%

(In thousand metric tons)		2013	2012	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	4,994	5,062	(68)	(1.3)%
Others		106	274	(168)	(61.3)%
Total Sales Volume		5,100	5,336	(236)	(4.4)%

Total sales for the fiscal year 2013 decreased by $399.8 million or 14.0% to $2.5 billion from $2.9 billion in 2012. The decrease in sales compared to 2012 was due to decreases in both sales volume and average selling price of our rebar products. Longmen Joint Venture comprised 99.5% and 99.1% of total sales for the year ended 2013 and 2012, respectively.  Sales volume of rebar decreased by 0.1 million metric tons, or 1.3% to 5.0 million metric tons, compared to 5.1 million metric tons in 2012. The average selling price of rebar decreased by 12.5% to approximately $490.7 per ton in 2013 from approximately $560.6 per ton in 2012.

Our product demands and prices had been rising in the first two quarters of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices declined significantly in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the third quarter of 2012, evidencing a continued decline. The over-capacity issue continued to impact our results during the year of 2013. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison to the same period in 2012.

Our five major customers were distributors and collectively represented approximately 22.1% of our total sales for the year ended December 31, 2013 in comparison to 26.7% of our total sales for year ended December 31, 2012. These five customers included related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

(in thousands)	2013	2012	Change	Percentage Change
Subsidiary
Longmen Joint Venture	$2,506,322	$2,803,318	$(296,996)	(10.6)%
Others	13,363	28,156	(14,793)	(52.5)%
Total Cost of Goods Sold	$2,519,685	$2,831,474	$(311,789)	(11.0)%

Our primary cost of goods sold is the cost of raw materials, such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 63.3% of our total cost of sales. The cost of goods sold decreased by $311.8 million or 11.0% to $2.5 billion in 2013 from $2.8 billion in 2012. This decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 2.5% and approximately 20.6%, respectively, for the year ended December 31, 2013 as compared to the same period in 2012. In addition, the decrease was also offset by the increase in inventory valuation allowance. We provided allowance for inventory valuation of approximately $15.2 million as of December 31, 2013 for both our raw materials and finished goods due to the drop in market price of iron ore, coke and our rebar products as of December 31, 2013, whereas only $9.6 million allowance for inventory valuation was provided as of December 31, 2012.

As such, the average costs of rebar manufactured decreased 9.4% to approximately $501.9 per ton during the year ended December 31, 2013 from approximately $553.8 per ton in the same period 2012. Longmen Joint Venture’s production line stoppages during 2013 due to mechanical repairs also led to the decrease of production volume and the increase of unit cost.

Gross Profit (Loss)

Fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012

(in thousands)	2013	2012	Change	Percentage Change
Gross Profit (Loss)	$(55,938)	$32,119	$(88,057)	(274.2)%
Gross Profit (Loss) Margin	(2.3)%	1.1%

Gross loss for the year of 2013 was $55.9 million, or 2.3% of total sales, as compared to a gross profit of $32.1 million, or 1.1% of total sales in the same period in 2012. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 12.5% was higher than the percentage decrease of costs of rebar manufactured of 9.4% for the year of 2013 as compared to the same period of 2012.

Gross Profit (Loss) and Gross Profit (Loss) Margin by Quarters

Our product demands and prices had been rising in the first two quarters of 2012. As such, we have been able to achieve positive gross profit margin. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices abruptly plummeted in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As a result, we were forced to manufacture with high priced raw material inventories that we had previously purchased during the first two quarters of 2012, while the market selling prices for finished goods had dropped below the cost of goods again during the third quarter of 2012. However, we were able to achieve positive gross profit margin again during the fourth quarter of 2012, as we manufactured our products with the decreased unit costs of raw materials as a result of the price decline in both iron ore and coke that we purchased during the third quarter of 2012.

The over-capacity issue continued to affect our results during 2013 and the Chinese economy remained weak, which indirectly affected our industry, and our selling prices suffered further decline during the first two quarters of 2013. At the same time, the prices of iron ore and coke, which accounted for the majority of our cost goods sold, had slightly rebounded at the beginning of 2013 before declining again in the second and third quarter of 2013. Consequently our selling prices in the second quarter of 2013 dropped below the cost of raw materials purchased earlier in the year, resulting in a gross loss in the second quarter of 2013. In the third quarter of 2013, demand and prices of our products rose slightly while unit cost declined further as a result of decreasing cost of raw materials purchased earlier in the year, leading to an increase in gross margins. However, the combination of a slight climb in raw material costs and Longmen Joint Venture’s production line stoppage due to mechanical repairs, which increased our unit cost, caused our unit cost of goods sold to increase above the unit selling price again, leading to a drop in gross margin in the fourth quarter of 2013.

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

				Percentage
(in thousands)	2013	2012	Change	Change

Selling, General and Administrative expenses	$84,226	$105,077	$(20,851)	(19.8)%
SG&A expenses as percentage of total revenue	3.4%	3.7%

Selling, general and administrative (“SG&A”) expenses decreased by $20.9 million, or 19.8% to $84.2 million for the year ended December 31, 2013, compared to $105.1 million for of the same period in 2012.

Selling expenses decreased by 13.2% to $34.1 million for the year ended December 31, 2013 as compared to $39.3 million in the same period of 2012. The decrease was mainly due to the decrease in sales and rail transport expenses along with the decrease in cross-province sales for the year ended December 31, 2013 as compared to the same period in 2012.

In addition, general and administrative (“G&A”) expenses decreased by 23.8% to $50.1 million for the year ended December 31, 2013 as compared to $65.8 million in the same period of 2012. The decrease was mainly due to the equipment impairment charge in the amount of $20.2 million in General Steel (China) for the year ended December 31, 2012 while no additional impairment was charged in 2013. The decrease in impairment expense was offset by $2.1 million increase in bad debt expenses in 2013 as compared to 2012 and $1.9 million prepaid special fund tax written off in 2013 as the PRC tax authorities granted us an exemption for the special fund tax in 2013 and the future realization of the prepaid amount was remote.

Change in Fair Value of Profit Sharing Liability

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

(in thousands)	2013	2012	Change	Change %

Change in fair value of profit sharing liability (gain (loss))	$174,569	$(22,499)	197,068	(875.9)%

For 2013, we considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. Also, there has been a tightening of the monetary policy by the Chinese policy makers since June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our fourth quarter and year to date operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the fourth quarter of 2013, and the lack of gross profit recovery as quickly as expected in the year ended December 31, 2013, we have foreseen a greater downward trend in 2014 through 2016 than previously anticipated. As our projected profit (loss) decreased, the fair value of our profit sharing liability has been reduced as compared to our previous estimates in 2012 and we have recognized a gain of $174.6 million in our income from operations for the year ended December 31, 2013 as compared to a loss from present value discount of $22.5 million recognized for the year ended December 31, 2012.

Income (Loss) from Operations

Fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012

( in thousands)	2013	2012	Change	Percentage Change
Income (Loss) from Operations	$34,405	$(95,457)	$129,862	(136.0)%

Income from operations for the year ended December 31, 2013 was $34.4 million as compared to $95.5 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the gain from change in fair value of profit sharing liability offset by the increase in gross loss.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

Other Income (Expense)

(in thousands)	2013	2012	Change	Percentage Change
Interest Income	$11,214	$15,059	$(3,845)	(25.5)%
Finance/Interest Expense	(71,079)	(133,120)	62,041	(46.6)%
Financing Cost on Capital Lease	(20,799)	(20,623)	(176)	0.9%
Change in Fair Value of Derivative Liabilities	1	9	(8)	(88.9)%
Gain (Loss) on Disposal of Equipment and Intangible Assets	424	(2,134)	2,558	(119.9)%
Government Grant	4,216	2,253	1,963	87.1%
Income from Equity Investments	203	217	(14)	(6.5)%
Foreign Currency Transaction (Loss) Gain	1,394	(1,248)	2,642	(211.7)%
Lease income	2,158	2,119	39	1.8%
Gain on deconsolidation of a subsidiary	1,011	-	1,011	100%
Payment for public highway construction	(6,462)	-	(6,462)	(100)%
Other non-operating income (expense), net	1,043	1,783	(740)	(41.5)%
Total Other Expense, Net	$(76,676)	$(135,685)	$59,009	(43.5)%

Total other expenses, net for the year ended December 31, 2013 were $76.7 million compared to $135.7 million in 2012. The decrease of $59.0 million or 43.5% was mainly a result of the decrease of $62.0 million in financial expenses primarily due to decreased discounted interest on notes receivable and loan interest offset by $6.5 million (RMB 40 million) additional expense due to our payment for building a new exit ramp from a highway that leads to our manufacturing facility. This project was initiated by us, Shaanxi Coal Co., Ltd. and its affiliates (all companies are located adjacent to each other) during 2013. Total project cost is approximately $13.4 million (RMB 82 million).  The local government will be responsible for approximately $3.3 million (RMB 20 million). Our share of the total costs will be approximately $8.0 million (RMB 49 million). The remaining $2.1 million (RMB 13 million) with be shared by others.  All the payments for this project are made to the department of transportation of the local government for controlling and monitoring the project. The companies do not retain any control in connection with this project construction. The completion of the exit ramp from the highway that leads to our facilities will greatly enhance our efficiency, especially the savings in our transportation costs and our labor time. Interest expenses for early submission request of payment decreased by $52.1 million or 57.9% to $37.9 million for the year ended December 31, 2013 from $90.0 million for the year ended December 31, 2012. The decrease in discounted interest on notes receivables in 2013 as compared to 2012 was mainly due to fewer conversions of notes receivables before the maturity date into cash for financing our operations in 2013 as compared to 2012. Short-term loan interest expense also decreased by $9.9 million to $33.2 million in 2013 from $43.1 million in 2012 mainly as a result of decreased short-term borrowings from third parties in 2013 compared to 2012.

Income Taxes

For the years ended December 31, 2013 and 2012, we had a total tax provision from our profitable subsidiaries of $0.4 million and $0.8 million, respectively. For the years ended December 31, 2013 and 2012, we had current income tax provisions for our profitable subsidiaries, amounting to $0.4 million and $0.6 million, respectively. For the years ended December 31, 2013 and 2012, we evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and provided 100% valuation allowance for the deferred tax assets. No deferred income tax benefit was recorded for the year ended December 31, 2013 as the resulting deferral of tax assets had been fully reserved because the benefit was not considered to be realizable due to recent historical experience.

For the years ended December 31, 2013 and 2012, we had effective tax rates of (0.8%) and of (0.3% ), respectively. The negative effective tax rates for the years ended December 31, 2013 and 2012 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Net Loss

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

( in thousands)	2013	2012	Change	Percentage Change
Net loss	$(42,625)	$(231,938)	$189,313	(81.6)%

Net Loss attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012

( in thousands)	2013	2012	Change	Percentage Change

Net loss	$(42,625)	$(231,938)	$189,313	(81.6)%
Less: Net loss attributable to noncontrolling interest	(9,609)	(79,241)	69,632	(87.9)%
Net loss attributable to General Steel Holdings, Inc.	$(33,016)	$(152,697)	$119,681	(78.4)%

Net loss attributable to us for the year ended December 31, 2013 decreased to $33.0 million compared to $152.7 million for the year ended December 31, 2012. The decrease in net loss for the year ended December 31, 2013 was mainly a result of an increase in gross loss of $88.1 million offset by an increase in gain from change in fair value of profit sharing liability of $197.1 million, a decrease in SG&A expenses of $20.9 million and a decrease in other expense of $59.0 million for the year ended December 31, 2013 as compared to the same period in 2012.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, our current liabilities exceeded the current assets by approximately $1.2 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our consolidated financial statements for the year ended December 31, 2013 have been prepared on a going concern basis.

As of December 31, 2013, we had cash and restricted cash aggregating $431.3 million, of which $399.3 million was restricted. As of December 31, 2012, we had cash and restricted cash aggregating $369.9 million, of which $323.4 million was restricted. There was an increase of $61.4 million.

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

Although the steel industry is slowing down due to over-capacity issues in the PRC, in order for us to stay competitive, we continue to look for opportunities to improve the efficiency on our production lines. In addition to the 1,200,000 metric ton capacity rebar production renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010, in July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and are expected to consume less energy when running at maximum efficiencies compared to our previous production line. In September 2012 we began the construction of a 900,000 metric ton capacity rebar production line, which was completed and put into production in September 2013. In March 2013, we began the construction of a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. The 1,200,000 metric ton capacity rebar production lines was completed and put into test production in November 2013. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of December 31, 2013, we had $1.0 billion in short-term notes payables, which are secured by restricted cash of $399.3 million and restricted notes receivable of $231.7 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are subject to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – banks

As of December 31, 2013, we had $301.9 million in short-term bank loans. We believe our current creditors will renew their loans to us after our loans mature as they did in the past. Longmen Joint Venture has been included in the List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List") released by the MIIT in January 2014. The MIIT will collaborate with China's other governmental agencies to provide various supports to the List's members, which includes financing supports from the banks.

As of December 31, 2013 and 2012, we breached certain a financial covenant, debt to equity ratio, on outstanding short term loans, and due to the breach, a loan with cross default clause was automatically considered as breached, and the affected loan amounted to $6.4 million and $12.7 million, respectively. According to the loan agreements, the bank has the right to request collateral or guarantees if the covenant is breached or request early repayment of the loan if we do not remedy the breach within a certain period of time. As of the date of the filing of this report, we have not received any notice from the banks to request more collateral or guarantee or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see Note 9 in our Notes to the consolidated financial statements included in this Annual Report.

For more details about our related party debt financing, see Note 20 in our Notes to the consolidated financial statements included in this Annual Report.

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 4.2% to 5.9% higher than the original selling price from Longmen Joint Venture (this transaction is referred to as “financing sales”). Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. A margin of between 4.2% and 5.9% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the year ended December 31, 2013 and 2012 amounted to $724.3 million and $1.0 billion, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the year ended December 31, 2013 and 2012, accounted to $5.4 million and $9.2 million, respectively.

Liquidity

Our accounts have been prepared in accordance with U.S. GAAP on a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they become due.

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of December 31, 2013 and 2012 were (6.5) and (7.1), respectively. As of December 31, 2013, our current liabilities exceed current assets (excluding non-cash item) by $1.2 billion. And as of December 31, 2014, our estimated current liabilities may exceed current assets (excluding non-cash item) by $1.2 billion.

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

For more details and terms about our financial supports, see Note 2(d) in our Notes to the consolidated financial statements included in this Annual Report.

With the financial support from the banks and the companies discussed in Note 2(d) in our Notes to the consolidated financial statements included in this Annual Report, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of December 31, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended December 31, 2014
Estimated current liabilities over current assets (excluding non-cash items) as of December 31, 2013	$(1,179.2)
Projected cash financing and outflows:
Cash provided by line of credit from banks	230.7
Cash provided by vendor financing	818.5
Cash provided by other financing	217.7
Cash provided by sales representatives	26.3
Cash projected to be used in operations in the twelve months ended December 31, 2014	(35.4)
Cash projected to be used for financing cost in the twelve months ended December 31, 2014	(55.2)
Net projected change in cash for the twelve months ended December 31, 2014	$23.4

As a result, the consolidated financial statements for the year ended December 31, 2013 have been prepared on a going concern basis.

Cash-flow

Operating activities

Net cash used in operating activities for the year ended December 31, 2013 was $163.9 million compared to $5.2 million for the year ended December 31, 2012. This change was mainly due to the combination of the following factors:

The impact of non-cash items included in net loss was $69.1 million in the year ended December 31, 2013, compared to $149.2 million for the same period in 2012. The non-cash items are the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment;
-	Change in fair value of derivative liabilities;
-	Gain/loss on disposal of equipment and intangible assets;
-	Provision for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for services and compensation;
-	Amortization of deferred financing cost on capital lease;
-	Income from equity investments;

-	Foreign currency transaction gain/loss;
-	Gain on deconsolidation of a subsidiary;
-	Deferred tax assets;
-	Deferred lease income; and
-	Change in fair value of profit sharing liability.

The other primary reasons for the material fluctuations in cash inflow from operations are as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during year ended December 31, 2013;
-	Accounts receivable, including related parties: The decrease in accounts receivables was mainly due to the better collection effort of our accounts receivable from our customers for the year ended December 31, 2013;
-	Advance on inventory purchases: The decrease in advance on inventory purchases to third parties was mainly due to more advances being paid to related party vendors instead of third parties for the year ended December 31, 2013.
-	Accounts payable, including related parties: The increase in accounts payable, including related parties, was mainly due to Longmen Joint Venture paying less to its suppliers as compared to the same period in 2012. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a period of time under the agreements;
-	Other payables - related parties: The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the year ended December 31, 2013. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, such related parties agreed not to demand certain cash payment; and
-	Customer deposits – related parties: The increase in customer deposit – related parties was mainly due to our related party customers making prepayment to us prior to the end of 2013. These deposits were subsequently recognized as sales after December 31, 2013 in accordance with our sales recognition policy.

The primary reasons for the material fluctuations in cash outflows are as follows:

-	Other receivables, including related parties: The increase was mainly due to an increase in receivables incurred with related parties for cash flow purpose for doing business on our behalf;
-	Inventories: The increase in inventories in the year of 2013 was mainly due to the increase in the price of raw materials towards the end of the year and the production line stoppage in the fourth quarter, which decreased the consumption of raw materials;
-	Advances on inventory purchases - related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to related parties to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Other payables and accrued liabilities: The decrease in other payables and accrued liabilities was mainly due to an increase in payments to various third parties for the year ended December 31, 2013 compared to the prior year;
-	Customer deposits: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands from our third party customers on our products, as such, we received fewer advanced payments made by our these customers; and
-	Taxes payable: The decrease was mainly due to the decrease in VAT taxes payable as our sales VAT tax payables relative to purchase VAT tax receivables decreased in 2013 compared to the prior year.

Investing activities

Net cash used in investing activities was $105.8 million and $63.8 million for the year ended December 31, 2013 and 2012, respectively. Cash inflow from investing activities mainly came from the sale of our 28% ownership interest in Tianwu Joint Venture in 2013. The increase in cash provided was partially offset by the increase in restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In 2013, such balance increased because less notes payable were due and settled by December 31, 2013 as compared to 2012. We also incurred additional spending on equipment purchase of $43.3 million. Furthermore, $12.7 million cash held in Tianwu Joint Venture was deconsolidated when we sold our interests in Tianwu Joint Venture to a related party.

Financing activities

Net cash provided by financing activities was $254.0 million for the year ended December 31, 2013 compared to net cash used in financing activities of $6.9 million for the year ended December 31, 2012. The increase of cash inflow from financing activities was mainly driven by the following:

-	Capital contributed by noncontrolling interest: On August 16, 2013, additional capital of $45.1 million (or RMB 280 million) was contributed to Tianwu Joint Venture with $27.1 million (or RMB 168 million) contributed by us and $18.0 million (or RMB 112 million) contributed by TME Group, the noncontrolling shareholder;
-	Short term notes payable: We borrowed more short term notes payable during the year ended December 31, 2013; and
-	Short term loans: We borrowed more from banks and related parties during the year ended December 31, 2013.

The cash inflow was offset by the following cash outflow:

-	Notes receivable - restricted: The decrease in notes receivable – restricted was mainly due to less notes receivable was used as guarantee for notes payable and bank loans during the year ended December 31, 2013;
-	Short term loans: We repaid more money to other parties during the year ended December 31, 2013 as short term loans became due;
-	Deposits due to sales representatives: We repaid more deposits to third party sales representatives during the year ended December 31, 2013; and
-	Payments on current maturities of long-term loans - related party: We repaid $22.9 million current maturities of long-term loans to our related party during the year ended December 31, 2013 as they became due.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2013. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

We have a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2011, 0.91 metric tons of new water was consumed per metric ton of steel produced.

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

During 2010 and 2011, more than $9.6 million (RMB 60 million) was used on the technical upgrade and renovation of our converters and $0.88 billion (RMB 5.5 billion) was used on the upgrade of the blast furnaces and sintering machines.

In 2012, we installed desulfidation equipment for two sintering machines, which started operating in June 2012.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2013 fiscal year that have or that in the opinion of management, are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations and Commercial Commitments

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. Throughout our operating history, we have funded our contractual obligations and commercial commitments through financing arrangements and operating cash flow, including, but not limited to, the operating income, payments collected from the customers in advance and stock issuances. Below, we have presented a summary of the most significant contractual obligations and commercial commitments in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$1,017,830	$1,017,830	$-	$-	$-
Bank loans	301,917	301,917	-	-	-
Other loans, including related parties	188,760	188,760	-	-	-
Deposits due to sales representatives, including related parties	26,340	26,340	-	-	-
Operating lease obligations	23,774	1,450	1,245	1,124	19,955
Construction obligations - Longmen Joint Venture	353,024	353,024	-	-	-
Long term loan – Shaanxi Steel	72,657	53,013	19,644	-	-
Capital lease obligations	379,340	4,321	7,124	129,286	238,609
Profit sharing liability	162,295	-	-	-	162,295
Total	$2,525,937	$1,946,655	$28,013	$130,410	$420,859

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of December 31, 2013, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $326.8 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$226,618	Various from January 2014 to August 2015
Three-party financing agreements	13,096	Various from January to July 2014
Confirming storage	41,252	Various from March to December 2014
Financing by the rights of goods delivery in future	45,836	Various from April to October 2014
Total	$326,802

As of December 31, 2013, we did not accrue any liability for the amount guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any loss from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Summary of Significant Accounting Policies.” Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

The consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of our Company in accordance with the generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

In connection with the Unified Management Agreement, Shaanxi Coal, we and Shaanxi Steel may provide such support on a discretionary basis in the future, which could expose us to a loss.

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

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd (“Yuteng”). Prior to March 1, 2012, Longmen Joint Venture had three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture did not hold a controlling interest. On March 1, 2012, Longmen Joint Venture sold its equity interest in Tongxing, and, as of December 31, 2013, Longmen Joint Venture has two consolidated subsidiaries, Hualong and Huatianyulong, in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently acquired by Longmen Joint Venture in June 2007 and July 2008, respectively. Prior to and subsequent to their acquisition by Longmen Joint Venture, these two entities have been operating as self-sustaining with integrated sets of activities and assets conducted and managed for the purpose of providing a return to shareholders consisting of all the inputs, processes and outputs of a business. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

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

We have determined that it is appropriate for Longmen Joint Venture to consolidate Hualong and Huatianyulong with appropriate recognition in our financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture. We also have determined that it is appropriate for Longmen Joint Venture to consolidate Tongxing’s net income from the beginning of the acquisition date to March 1, 2012, the date on which Longmen Joint Venture relinquished its equity interest and majority voting rights in Tongxing, and thereby its power of control of Tongxing.

Revenue recognition

We follow U.S. GAAP regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All our products sold in the PRC are subject to a Chinese VAT at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

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

The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Machinery under capital lease	10-20 Years
Other equipment	5 Years
Transportation Equipment	5 Years

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

As of December 31, 2013, the fair value of our plant and equipment exceeded our carrying value of these assets by approximately 73.8%. We used the discounted cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues. The estimated fair value of these assets may be lower than their current fair value, thus could result in future impairment charge if potential events occur to further reduce the current selling price or product demand in the steel market or increase our cost that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

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

The December 2007 warrants issued in conjunction with the December 2007 notes and December 2009 warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 0 and 3,900,871 as of December 31, 2013 and 2012, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology include quoted prices are observable, fair value is carried as level 2 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7% based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

•	projected selling units and growth in the steel market;
•	projected unit selling price in the steel market;
•	projected unit purchase cost in the coal and iron ore markets;
•	selling and general and administrative expenses to be in line with the growth in the steel market;
•	projected bank borrowing;
•	interest rate index;
•	gross nation product index;
•	industry index; and
•	government policy.

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the years ended December 31, 2013 and 2012. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intension for future repatriation of these earnings.

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

For the years ended December 31, 2013 and 2012, we had total tax provisions of $0.4 million and $0.8 million, respectively.

Deferred lease income

From June 2009 to March 2011, we worked with Shaanxi Steel to build new state-of-the-art equipment at the site of Longmen Joint Venture. To compensate Longmen Joint Venture for costs and economic losses incurred during construction of the new iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.5 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $30.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.7 million (RMB 89.5 million) and $14.6 million (RMB 89.3 million), respectively, for trial production costs related to the new iron and steel making facilities.

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

Capital lease obligations

Iron and steel production facilities

On April 29, 2011, our subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it would not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 16 – “Profit sharing liability”.

Energy-saving equipment

During 2013, our subsidiary, Longmen Joint Venture, entered into capital lease agreements for energy-saving equipment to be installed throughout the production chain. Under these agreements, Longmen Joint Venture uses the energy-saving equipment for which the vendors are responsible for the design, purchase, installation, and on-site testing, as well as the ownership rights to the equipment during the lease periods. The lease periods, which vary between four to six years, begin upon the completion of the equipment installation, testing, and the issuance of the energy-saving rate reports to be agreed upon by both the vendors and Longmen Joint Venture. As the ownership rights of the equipment transfer to Longmen Joint Venture at the end of the lease periods, these agreements are accounted for as capital leases.

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the year ended December 31, 2013, $18.1 million (RMB $110.3 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. This financial instrument is accounted for separately from the lease accounting (Note 15 - “Capital lease obligation” to the Notes to Consolidated Financial Statements) and has met the definition of a derivative instrument under ASC 815-10-15-83; as such, the profit sharing liability is treated as a derivative liability. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 2(h) – “Financial instruments” to the Notes to Consolidated Financial Statements for details.

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for the years ended December 31, 2013 and 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this guidance did not have any significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENERAL STEEL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in deficiency and cash flows for the years then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 27, 2014

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$31,967	$46,467
Restricted cash	399,333	323,420
Notes receivable	60,054	145,502
Restricted notes receivable	395,589	357,900
Loans receivable - related parties	4,540	69,319
Accounts receivable, net	4,078	6,695
Accounts receivable - related parties	2,942	14,966
Other receivables, net	54,716	8,407
Other receivables - related parties	54,106	68,382
Inventories	212,921	212,671
Advances on inventory purchase	44,897	79,715
Advances on inventory purchase - related parties	83,003	46,416
Prepaid expense and other	1,388	450
Prepaid taxes	28,407	24,116
Short-term investment	2,783	2,619
TOTAL CURRENT ASSETS	1,380,724	1,407,045

PLANT AND EQUIPMENT, net	1,271,907	1,167,836

OTHER ASSETS:
Advances on equipment purchase	6,409	6,499
Long-term other receivable	-	43,008
Investment in unconsolidated entities	16,943	1,166
Long-term deferred expense	668	1,062
Intangible assets, net of accumulated amortization	23,707	24,066
TOTAL OTHER ASSETS	47,727	75,801

TOTAL ASSETS	$2,700,358	$2,650,682

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$1,017,830	$983,813
Accounts payable	434,979	352,052
Accounts payable - related parties	235,692	177,432
Short term loans - bank	301,917	147,124
Short term loans - others	62,067	147,323
Short term loans - related parties	126,693	79,557
Current maturities of long-term loans - related party	53,013	54,885
Other payables and accrued liabilities	45,653	54,589
Other payable - related parties	94,079	73,025
Customer deposits	87,860	125,890
Customer deposits - related parties	64,881	21,998
Deposit due to sales representatives	24,343	33,870
Deposit due to sales representatives - related parties	1,997	1,238
Taxes payable	4,628	16,674
Deferred lease income, current	2,187	2,120
Capital lease obligations, current	4,321	-
TOTAL CURRENT LIABILITIES	2,562,140	2,271,590

NON-CURRENT LIABILITIES:
Long-term loans - related party	19,644	38,088
Long-term other payable - related party	-	43,008
Deferred lease income, noncurrent	75,257	75,079
Capital lease obligations, noncurrent	375,019	330,099
Profit sharing liability	162,295	328,827
TOTAL NON-CURRENT LIABILITIES	632,215	815,101

TOTAL LIABILITIES	3,194,355	3,086,691

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2013 and December 31, 2012	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,234,688 and 57,269,838 shares issued, 55,762,382 and 54,797,532 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	58	57
Treasury stock, at cost, 2,472,306 shares as of December 31, 2013 and December 31, 2012	(4,199)	(4,199)
Paid-in-capital	106,878	105,714
Statutory reserves	6,243	6,076
Accumulated deficits	(414,798)	(381,782)
Accumulated other comprehensive income	729	10,185
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(305,086)	(263,946)

NONCONTROLLING INTERESTS	(188,911)	(172,063)

TOTAL DEFICIENCY	(493,997)	(436,009)

TOTAL LIABILITIES AND DEFICIENCY	$2,700,358	$2,650,682

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands, except per share data)

	2013	2012

SALES	$2,016,548	$1,966,391

SALES - RELATED PARTIES	447,199	897,202
TOTAL SALES	2,463,747	2,863,593

COST OF GOODS SOLD	2,062,570	1,930,793

COST OF GOODS SOLD - RELATED PARTIES	457,115	900,681
TOTAL COST OF GOODS SOLD	2,519,685	2,831,474

GROSS (LOSS) PROFIT	(55,938)	32,119

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(84,226)	(105,077)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	174,569	(22,499)

INCOME (LOSS) FROM OPERATIONS	34,405	(95,457)

OTHER INCOME (EXPENSE)
Interest income	11,214	15,059
Finance/interest expense	(91,878)	(153,743)
Change in fair value of derivative liabilities	1	9
Gain (loss) on disposal of equipment and intangible assets	424	(2,134)
Government grant	4,216	2,253
Income from equity investments	203	217
Foreign currency transaction gain (loss)	1,394	(1,248)
Lease income	2,158	2,119
Gain on deconsolidation of a subsidiary	1,011	-
Payment for public highway construction	(6,462)	-
Other non-operating income (expense), net	1,043	1,783
Other expense, net	(76,676)	(135,685)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(42,271)	(231,142)

PROVISION FOR INCOME TAXES
Current	354	627
Deferred	-	169
Provision for income taxes	354	796

NET LOSS	(42,625)	(231,938)

Less: Net loss attributable to noncontrolling interest	(9,609)	(79,241)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(33,016)	$(152,697)

NET LOSS	$(42,625)	$(231,938)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(14,425)	(744)

COMPREHENSIVE LOSS	(57,050)	(232,682)

Less: Comprehensive loss attributable to noncontrolling interest	(15,107)	(79,970)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(41,943)	$(152,712)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,126	54,867

LOSS PER SHARE
Basic and Diluted	$(0.60)	$(2.78)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2011	3,093	$3	56,602	$56	(1,091)	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

Net loss attributable to General Steel Holdings, Inc.									(152,697)			(152,697)
Net loss attributable to noncontrolling interest											(79,241)	(79,241)
Adjustment to statutory reserve								2	(2)			-
Addition to special reserve								691			605	1,296
Usage of special reserve								(693)			(566)	(1,259)
Common stock transferred by CEO for compensation							276					276
Common stock issued for compensation			668	1			641					642
Treasury stock purchased					(1,381)	(1,404)						(1,404)
Deconsolidation of a subsidiary							(3,143)	(312)			(35,943)	(39,398)
Foreign currency translation adjustments										(15)	(729)	(744)

BALANCE, December 31, 2012	3,093	$3	57,270	$57	(2,472)	$(4,199)	$105,714	$6,076	$(381,782)	$10,185	$(172,063)	$(436,009)

Net loss attributable to General Steel Holdings, Inc.									(33,016)			(33,016)
Net loss attributable to noncontrolling interest											(9,609)	(9,609)
Addition to special reserve								619			553	1,172
Usage of special reserve								(452)			(393)	(845)
Common stock transferred by CEO for compensation							276					276
Common stock issued for compensation			665	1			633					634
Common stock issued for services			300				255					255
Addition to Tianwu paid-in capital											18,028	18,028
Deconsolidation of a subsidiary										(529)	(19,929)	(20,458)
Foreign currency translation adjustments										(8,927)	(5,498)	(14,425)

BALANCE, December 31, 2013	3,093	$3	58,235	$58	(2,472)	$(4,199)	$106,878	$6,243	$(414,798)	$729	$(188,911)	$(493,997)

The accompanying notes are an integral part of these consolidated financial statements.

 GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,625)	$(231,938)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	89,048	83,931
Impairment of plant and equipment	-	20,173
Change in fair value of derivative liabilities	(1)	(9)
(Gain) loss on disposal of equipment and intangible assets	(424)	2,134
Provision for doubtful accounts	(677)	(157)
Reservation of mine maintenance fee	327	37
Stock issued for services and compensation	1,165	918
Amortization of deferred financing cost on capital lease	20,799	20,623
Income from equity investments	(203)	(217)
Foreign currency transaction (gain) loss	(1,394)	1,248
Gain on deconsolidation of a subsidiary	(1,011)	-
Deferred tax assets	-	169
Deferred lease income	(2,158)	(2,119)
Change in fair value of profit sharing liability	(174,569)	22,499
Changes in operating assets and liabilities
Notes receivable	25,555	(53,946)
Accounts receivable	1,281	6,694
Accounts receivable - related parties	12,161	5,835
Other receivables	(1,116)	7,221
Other receivables - related parties	(48,017)	1,820
Inventories	(40,632)	86,635
Advances on inventory purchases	25,414	(18,677)
Advances on inventory purchases - related parties	(145,686)	(69,573)
Prepaid expense and other	(916)	(83)
Long-term deferred expense	422	(424)
Prepaid taxes	(3,485)	320
Accounts payable	23,760	(35,719)
Accounts payable - related parties	113,034	90,833
Other payables and accrued liabilities	(10,508)	14,138
Other payables - related parties	8,332	49,991
Customer deposits	(41,069)	34,410
Customer deposits - related parties	41,636	(46,960)
Taxes payable	(12,367)	4,957
Net cash used in operating activities	(163,924)	(5,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(64,860)	78,826
Loans to related parties	(200)	(69,299)
Repayments from related parties	1,660	-
Cash proceeds from (made to) short term investment	(81)	317
Cash proceeds from sales of equipments and intangible assets	160	337
Long-term other receivable	-	(42,994)
Equipment purchase and intangible assets	(43,355)	(27,976)
Cash proceeds from sale of equity ownership	13,619	-
Effect on cash due to deconsolidation of a subsidiary	(12,735)	(2,975)
Net cash used in investing activities	(105,792)	(63,764)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	18,028	-
Payments made for treasury stock acquired	-	(1,404)
Notes receivable - restricted	(26,066)	232,218
Borrowings on short term notes payable	1,913,987	1,923,584
Payments on short term notes payable	(1,911,006)	(2,064,571)
Borrowings on short term loans - bank	371,685	260,611
Payments on short term loans - bank	(222,104)	(371,241)
Borrowings on short term loan - others	69,632	184,890
Payments on short term loans - others	(72,989)	(284,242)
Borrowings on short term loan - related parties	393,833	356,989
Payments on short term loans - related parties	(248,119)	(297,718)
Deposits due to sales representatives	(10,455)	10,743
Deposit due to sales representatives - related parties	711	286
Payments on current maturities of long-term loans - related party	(22,940)	-
Principal payment under capital lease obligation	(218)	-
Long-term other payable - related party	-	42,994
Net cash provided by (used in) financing activities	253,979	(6,861)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,237	2,312

DECREASE IN CASH	(14,500)	(73,549)

CASH, beginning of year	46,467	120,016

CASH, end of year	$31,967	$46,467

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m 2 sintering machine, two 1,280m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

The Agreement leverages each of the parties’ operating strengths, allowing Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, these new facilities are expected to contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception to the present time nor intention to make future adjustment by the Company and Shaanxi Steel.

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

Note 2 – Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries:

		Percentage
Subsidiary		of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd.	PRC	80.0%
Yangpu Shengtong Investment Co., Ltd. (“Yangpu Shengtong”)	PRC	99.1%
Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture	PRC	VIE/60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%

Tianwu

Prior to November 19, 2013, the Company held a 60.0% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”). 32% interest was held by General Steel (China) and 28% interest was held by Yangpu Shengtong. On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). Tianwu is in the process of registering the ownership change with the local State Administration for Industry and Commerce (“SAIC”) office. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. See Note 17 – Other income (expense) under the section “Gain on deconsolidation of a subsidiary” for details. At the same time, General Steel (China)’s remaining 32% interest is accounted for as an investment in unconsolidated subsidiaries using the equity method. See Note 2(t) - Investments in unconsolidated entities for details.

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

A VIE is an entity in which the Company, or its subsidiary, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entity, and therefore the Company or its subsidiary is the primary beneficiary of the entity.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board with respect to Longmen Joint Venture , the powers (rights and roles) of both bodies were considered to determine which party has the power to direct the activities of Longmen Joint Venture , and by extension, whether the Company continues to have the power to direct Longmen Joint Venture ’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner. The Supervisory Committee, in which the Company holds 2 out of 4 seats, requires a ¾ majority vote, while the Board, which the Company holds 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails, the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture ’s economic performance.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company believes that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. The Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE. However, PRC law and/or uncertainties in the PRC legal system could limit the Company’s ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment and the potential for a different conclusion. If the Unified Management Agreement cannot be enforced, the Company would not consolidate Longmen Joint Venture as a VIE. However, the current PRC legal system has not limited the Company’s ability to enforce the Unified Management Agreement nor does the Company believe it is likely to do so in the future. The Company makes ongoing assessment to determine whether Longmen Joint Venture is a VIE.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current assets	$1,282,054	$1,285,967
Plant and equipment, net	1,262,144	1,154,811
Other noncurrent assets	29,014	72,428
Total assets	2,573,212	2,513,206
Total liabilities	(3,040,879)	(2,943,761)
Net liabilities	$(467,667)	$(430,555)

VIE and its subsidiaries’ liabilities consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$988,364	$971,117
Accounts payable	393,816	324,563
Accounts payable - related parties	235,116	177,160
Short term loans - bank	267,688	114,935
Short term loans - others	55,844	141,290
Short term loans - related parties	125,236	35,839
Current maturities of long-term loans – related party	56,614	54,885
Other payables and accrued liabilities	37, 028	29,769
Other payables - related parties	88,914	64,941
Customer deposits	87,661	109,120
Customer deposits - related parties	18,359	21,998
Deposit due to sales representatives	24,343	33,870
Deposit due to sales representatives – related parties	1,997	1,238
Taxes payable	3,357	15,339
Deferred lease income	2,187	2,120
Capital lease obligations, current	4,321	-
Intercompany payable to be eliminated	21,420	30,476
Total current liabilities	2,412,265	2,128,660
Non-current liabilities:
Long term loans - related parties	16,043	38,088
Long-term other payable – related party	-	43,008
Deferred lease income - noncurrent	75,257	75,079
Capital lease obligations, noncurrent	375,019	330,099
Profit sharing liability	162,295	328,827
Total non-current liabilities	628,614	815,101
Total liabilities of consolidated VIE	$3,040,879	$2,943,761

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2013	For the year ended December 31, 2012
	(in thousands)	(in thousands)
Sales	$2,450,256	$2,837,608
Gross (loss) profit	$(56,065)	$29,512
Income (loss) from operations	$45,161	$(45,582)
Net loss attributable to controlling interest	$(16,457)	$(114,936)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Prior to March 1, 2012, Longmen Joint Venture had three consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”), Hancheng Tongxing Metallurgy Co., Ltd. (“Tongxing”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which Longmen Joint Venture did not hold a controlling equity interest. On March 1, 2012, Longmen Joint Venture sold its equity interest in Tongxing, and, as of March 31, 2012, Longmen Joint Venture has two consolidated subsidiaries, Hualong and Huatianyulong, in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently invested in by Longmen Joint Venture in June 2007 and July 2008, respectively. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as for and during the years ended December 31, 2013 and 2012.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as for and during the years ended December 31, 2013 and 2012.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of December 31, 2013 and 2012 were (6.5) and (7.1), respectively. As of December 31, 2013, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.2 billion.

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

Line of credit

The Company received lines of credit from the listed major banks totaling $230.7 million with expiration dates ranging from March 23, 2015 to July 17, 2015.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of Chongqing	49.1	March 23, 2015
Industrial Bank Co., Ltd.	49.1	May 5, 2015
China Merchant Bank	49.1	May 19, 2015
China CITIC Bank	32.7	June 16, 2015
Bank of Communication	18.0	July 17, 2015
Bank of Jinzhou	32.7	March 23, 2015
Total	$230.7

As of the date of this report, the Company utilized $182.5 million of these lines of credit.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $818.5 million with the following companies:

Company	Financing period covered	Financing Amount (in millions)

Company A – related party	July 1, 2013 – June 30, 2015	$163.7
Company B – third party	January 22, 2014 – January 22, 2017	163.7
Company C – third party	October 1, 2013 – March 31, 2015	491.1
Total		$818.5

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. On January 6, 2013, Company A signed a two-year agreement with Longmen Joint Venture to finance its coke purchase up to $81.9 million. On July 1, 2013, Company A agreed to increase the financing amount to $163.7 million and extend the financing period to June 30, 2015. Company B Signed a two-year agreement with Longmen Joint Venture on November 7, 2013 to finance its coke purchase up to $163.7 million and agreed to extend the financing period for another three years effective on January 22, 2014. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, our payables to Company A and Company B were approximately $54.4 million and $51.8 million, respectively.

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $491.1 million to commence on October 1, 2013 and end on March 31, 2015. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, our payable to Company C is approximately $2.0 million.

Other financing

On February 20, 2014 and March 5, 2014, Longmen Joint Venture signed a payment extension agreement with each company listed below. In total, Longmen Joint Venture can get $217.7 million in financial support from two-year and three-year balancing payment extensions granted by the following five companies:

Company	Financing period covered	Financing Amount (in millions)

Company D – related party	February 20, 2014 – February 20, 2017	$32.7
Company E – related party	February 20, 2014 – February 20, 2017	37.7
Company F – related party	February 20, 2014 – February 20, 2017	32.7
Company G – related party	March 5, 2014 – March 5, 2016	57.3
Company H – related party	March 5, 2014 – March 5, 2016	57.3
Total		$217.7

According to the contract terms, Company D, Company E, Company F, Company G and Company H have agreed to grant payment extensions in the amounts of $32.7 million, $37.7 million, $32.7 million, $57.3 million and $57.3 million respectively. As of the date of this report, our payables to Company D, Company E, Company F, Company G and Company H are approximately $16.4 million, $26.6 million, $17.1 million, $49.1 million and $49.9, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of December 31, 2013, Longmen Joint Venture has collected a total amount of $26.3 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from December 31, 2013 onwards.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of December 31, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended December 31, 2014
Current liabilities over current assets (excluding non-cash items) as of December 31, 2013	$(1,179.2)
Projected cash financing and outflows:
Cash provided by line of credit from banks	230.7
Cash provided by vendor financing	818.5
Cash provided by other financing	217.7
Cash provided by sales representatives	26.3
Cash projected to be used in operations in the twelve months ended December 31, 2014	(35.4)
Cash projected to be used for financing cost in the twelve months ended December 31, 2014	(55.2)
Net projected change in cash for the twelve months ended December 31, 2014	$23.4

As a result, the consolidated financial statements for the year ended December 31, 2013 have been prepared on a going concern basis.

(e)	Use of estimates

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2013 and 2012, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2013 and 2012 amounted to $431.3 million and $369.9 million, including $2.0 million and $2.3 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of December 31, 2013, $0.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 22.1% and 26.7% of the Company’s total sales for the years ended December 31, 2013 and 2012, respectively. None of the five major customers accounted for more than 10% of total sales for the year ended December 31, 2013 and 2012, respectively. These five major customers accounted for 0% and 47.8% of total accounts receivable, including related parties, as of December 31, 2013 and 2012, respectively. None of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2013. One of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2012.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012, the Company purchased approximately 40.2% and 38.9% of its raw materials from five major suppliers, respectively. One of the five major suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2013 and none of the five major suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2012. These five vendors accounted for 29.1% and 33.8% of total accounts payable, including related parties, as of December 31, 2013 and 2012, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2013 and one of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2012.

(g)	Revenue recognition

Sales is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales represent the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

(h)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries and VIE in China use the local currency, Renminbi (RMB), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $0.7 million and $10.2 million as of December 31, 2013 and 2012, respectively. The balance sheet amounts, with the exception of equity at December 31, 2013 and 2012 were translated at 6.11 RMB and 6.30 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2013 and 2012 were 6.19 RMB and 6.30 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The aforementioned warrants met the definition of a derivative instrument in the accounting standards. Therefore, these instruments were accounted for as derivative liabilities and recorded at their fair value as of each reporting period. The change in the value of the derivative liabilities is charged against or credited to income.  The fair value was determined using the Cox Rubenstein Binomial Model, defined in the accounting standard as Level 2 inputs, and recorded the change in earnings. The value of the warrants reduced to $0 upon the expiration of the exercise option of the warrants. See Note 12 – “Convertible notes and warrants” for the variables used in the Cox Rubenstein Binomial model.

The Unified Management Agreement related to the capital lease of the Asset Pool consisted of two components: (1) a fixed monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB 14.6 million) to be paid over the 20 year term of the Unified Management Agreement; and (2) 40% of any remaining pre-tax profits from the Asset Pool, which includes Longmen Joint Venture and the constructed iron and steel making facilities. The aforementioned profit sharing component meets the definition of a derivative instrument under ASC 815-10-15-83, as such, the profit sharing liability is treated as a derivative liability. Therefore, it is recognized initially at its estimated fair value at inception in accordance with ASC 815-10-25-1 and recorded at their fair value as of each reporting period. The change in the value of the profit sharing liability is charged against or credited to income.

The Company determined the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7.3% based on the Company’s average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings
•	interest rate index
•	gross nation product index
•	industry index
•	government policy

The above assumptions were reviewed by the Company at December 31, 2013 and the Company changed those assumptions as compared to the assumption used at December 31, 2012 because of the changes in market conditions in PRC. Since the Company had the most updated information from the banks, GDP report, government policies, and the operating results from the year ended December 31, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the period ended December 31, 2013 and recorded a gain on change in fair value of profit sharing liability of $ $174.6 million for the year ended December 31, 2013.

If there will be any slight changes in any of the assumptions that we used, the fair value of the profit sharing liability will be changed accordingly. If we would reduce the projected bank borrowings rate by 1.0% and other factors remained unchanged, our profit sharing liability as of December 31, 2013 would have been $186.0 million and we would reduce the gain from the change in the fair value of profit sharing liabilities by $23.4 million. If we would reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of December 31, 2013 would have been $159.8 million and we would increase the gain from the change in the fair value of profit sharing liabilities by $2.5 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

	Carrying Value as	Fair Value Measurements at December 31,
(in thousands)	of December 31, 2013	2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$162,295	$-	$-	$162,295
Total	$162,295	$-	$-	$162,295

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

(in thousands)	Carrying Value as of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities - warrants	$1	$-	$1	$-
Profit sharing liability	328,827	-	-	328,827
Total	$328,828	$-	$1	$328,827

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$328,828	$303,243
Change in fair value of profit sharing liability	(174,569)	22,499
Change of derivative liabilities charged to earnings	1	9
Exchange rate effect	8,035	3,077
Ending balance	$162,295	$328,828

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

Interest expenses for early submission request of payment amounted to $37.9 million and $90.0 million, respectively, for the years ended December 31, 2013 and 2012.

(o)	Advances on inventory purchase

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Due to the shortage of raw material in China, most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which required the deposit to be returned to the Company when the contract ends. The inventory is normally delivered within one month after the monies have been advanced.

(p)	Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had written-off $9.8 million and $38.5 million inventory cost as of December 31, 2013 and 2012, respectively.

(q)	Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2013 and 2012 amounted to $23.1 million and $23.7 million, respectively.

(r)	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. The estimated useful lives are as follows:

Buildings and Improvements	10-40 Years
Machinery	10-30 Years
Machinery and equipment under capital lease	10-20 Years
Other equipment	5 Years
Transportation Equipment	5 Years

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

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2013, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $24.3 million (RMB 148.3 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,884	2050 & 2053
Longmen Joint Venture	$24,283	2048 & 2052
Maoming Hengda	$2,717	2054

Mining right

Mining rights are capitalized at cost when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. Longmen Joint Venture has iron ore mining right amounting to $2.5 million (RMB 15.0 million), which is amortized over the estimated recoverable reserve of 4.2 million tons.

(t)	Investments in unconsolidated entities

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes Longmen Joint Venture’s investment holdings as of December 31, 2013 and 2012.

Unconsolidated entities	Year acquired	December 31, 2013 Net investment (In thousands)	Owned %	December 31, 2012 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,215	24.1	$1,166	24.1

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of December 31, 2013 and 2012.

Unconsolidated entities	Year acquired	December 31, 2013 Net investment (In thousands)	Owned %	December 31, 2012 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,728	32.0	$1,064	32.0

Total investment income in unconsolidated subsidiaries amounted to $0.2 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively, which was included in “Income from equity investments” in the consolidated statements of operations and comprehensive loss.

(u)	Short-term notes payable

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

(v)	Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy.

(w)	Deferred lease income

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

(x)	Non-controlling Interest

Non-controlling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, an individuals’ 0.9% interest in Yangpu Shengtong, two individuals’ 1.3% interest in Qiu Steel, and an individual’s 1% interest in Maoming Hengda, The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

(y)	Earnings (loss) per share

The Company has adopted the accounting principles generally accepted in the United States regarding earnings per share (“EPS”), which requires presentation of basic and diluted earnings (loss) per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

(z)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of December 31, 2013 and 2012, the Company had repurchased 2,472,306 total shares of its common stock under the share repurchase plan approved by the Board of Directors in December 2010.

(aa)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2013, and 2012. As of December 31, 2013, the Company’s income tax returns filed for December 31, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

(bb)	Share-based compensation

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(cc)	Recently issued accounting pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of this guidance did not have any significant impact on the Company’s consolidated financial statements.

(dd)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	$-	$63,319
Loan to Teamlink Investment Co., Ltd; due in June, July and December 2014; interest rate was 4.75%	4,540	6,000
Total loans receivable – related parties	$4,540	$69,319

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.3 million and $2.3 million for the year ended December 31, 2013 and 2012, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Accounts receivable	$5,131	$8,062
Less: allowance for doubtful accounts	(1,053)	(1,367)
Accounts receivable – related parties	2,942	14,966
Net accounts receivable	$7,020	$21,661

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Movement of allowance for doubtful accounts is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$1,367	$2,023
Charge to expense	96	433
Less: recovery	(449)	(1,109)
Exchange rate effect	39	20
Ending balance	$1,053	$1,367

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Supplies	$21,040	$23,123
Raw materials	164,301	141,503
Finished goods	42,977	57,630
Less: allowance for inventory valuation	(15,397)	(9,585)
Total inventories	$212,921	$212,671

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2013 and 2012, the Company had provided allowance for inventory valuation in the amounts of $15.4 million and $9.6 million, respectively.

Movement of allowance for inventory valuation is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$9,585	$38,143
Addition	15,194	9,582
Less: write-off	(9,757)	(38,519)
Exchange rate effect	375	379
Ending balance	$15,397	$9,585

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $127.9 million and $126.1 million as of December 31, 2013 and 2012, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Buildings and improvements	$274,402	$214,661
Machinery	667,093	573,572
Machinery under capital lease	623,895	587,334
Transportation and other equipment	22,991	20,274
Construction in progress	11,412	4,645
Subtotal	1,599,793	1,400,486
Less: accumulated depreciation	(327,886)	(232,650)
Total	$1,271,907	$1,167,836

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress consisted of the following as of December 31, 2013:

Construction in progress	Value	Completion	Estimated additional cost to complete
description	(In thousands)	date	(In thousands)
Iron-making system dust removing equipment	$141	January 2014	$1,381
Factory wall repair	945	March 2014	105
Equipment updates	843	January 2014	2,725
Sintering machine construction	257	November 2014	143,525
#5 blast furnace construction	1,907	December 2014	176,526
Electrical substation construction	4	August 2014	24,229
Reconstruction of miscellaneous factory buildings	4,428	June 2014	4,533
Project materials	2,156		-
Others	731		-
Total	$11,412		$353,024

The Company is obligated under a capital lease for the iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. During 2013, Longmen Joint Venture entered into a number of capital lease agreements for energy-saving equipment installed throughout the steel production line. The Company is obligated under the capital lease for the equipment upon the confirmation of the energy-saving rate between the Company and its vendors.

The carrying value of assets acquired under the capital lease consists of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$623,895	$587,334
Less: accumulated depreciation	(77,086)	(46,497)
Carrying value of leased assets	$546,809	$540,837

The Company assessed the recoverability of all of its remaining long-lived assets at December 31, 2012, and the sum of the discounted future cash flows expected to result from the long-lived assets and their disposition was less than the carrying value by $20.2 million (RMB 127.2 million), which was impaired and included in the selling, general and administrative expenses for the for the year ended December 31, 2012. The discounted cash flows were determined using certain expected changes to the current operational assumptions. If those expectations are not met, the Company may be required to record additional impairment charges in future periods.

The Company assessed the recoverability of all of its remaining long lived assets at December 31, 2013 and such assessment did not result in any other impairment charges for the year ended December 31, 2013.

Depreciation expense for the year ended December 31, 2013 and 2012 amounted to $87.9 million and $82.5 million, respectively. These amounts include depreciation of assets held under capital leases for the years ended December 31, 2013 and 2012, which amounted to $28.7 million and $27.9 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Land use rights	$30,884	$29,986
Mining right	2,459	2,384
Software	743	692
Subtotal	34,086	33,062
Less:
Accumulated amortization – land use rights	(8,498)	(7,577)
Accumulated amortization – mining right	(1,320)	(993)
Accumulated amortization – software	(561)	(426)
Subtotal	(10,379)	(8,996)
Intangible assets, net	$23,707	$24,066

The gross amount of the intangible assets amounted to $34.1 million and $33.1 million as of December 31, 2013 and 2012, respectively. The remaining weighted average amortization period is 33.5 years as of December 31, 2013.

Total amortization expense for the year ended December 31, 2013 and 2012 amounted to $0.8 million and $1.2 million, respectively.

Total depletion expense for the year ended December 31, 2013 and 2012 amounted to $0.3 million and $0.2 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
December 31, 2014	$1,086	22,621
December 31, 2015	1,086	21,535
December 31, 2016	1,086	20,449
December 31, 2017	1,086	19,363
December 31, 2018	1,086	18,277
Thereafter	18,277	-
Total	$23,707

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $399.4 million and $322.7 million as of December 31, 2013 and 2012, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $231.7 million and $345.8 million as of December 31, 2013 and 2012, respectively.

The Company had the following short-term notes payable as of:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from January to April 2014. Restricted cash required of $16.4 million and $6.3 million as of December 31, 2013 and 2012, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$29,466	$12,696
Longmen Joint Venture: Notes payable to various banks in China, due various dates from January to August 2014. $383.0 million restricted cash and $231.7 million notes receivable are secured for notes payable as of December 31, 2013, and comparatively $316.4 million restricted cash and $345.8 million notes receivable secured as of December 31, 2012, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	988,364	971,117
Total short-term notes payable	$1,017,830	$983,813

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from March to September 2014. Weighted average interest rate was 7.2% per annum and 7.6% per annum as of December 31, 2013 and 2012, respectively; some are guaranteed by third parties. These loans were either repaid or renewed subsequently on the due dates.	$34,229	$32,189
Longmen Joint Venture: Loans from various banks in China, due various dates from January to December 2014. Weighted average interest rate was 6.3% per annum and 6.8% per annum as of December 31, 2013 and 2012, respectively; some are guaranteed by third parties, restricted cash or notes receivables. $163.9 million and $12.4 million restricted notes receivable were secured for the loans as of December 31, 2013 and 2012, respectively; These loans were either repaid or renewed subsequently on the due dates.	267,688	114,935
Total short-term loans - bank	$301,917	$147,124

As of December 31, 2013 and 2012, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. As of December 31, 2013, three of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20% and 70%. However, as of December 31, 2013, General Steel (China)’s debt to asset ratio was 89.7%. As of December 31, 2012, one of Longmen Joint Venture’s bank loans contained a financial covenant that stipulated a debt to asset ratio below 85%. However, as of December 31, 2012, Longmen Joint Venture’s debt to asset ratio was 117.1%.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of December 31, 2013 and 2012 was $6.4 million and $12.7 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to June 2014, and weighted average interest rate was 5.2% per annum and 6.0% per annum as of December 31, 2013 and 2012, respectively. These loans were either repaid or renewed subsequently on the due dates.	$22,720	$25,324
Longmen Joint Venture: Loans from financing sales.	33,124	115,966
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,223	6,033
Total short-term loans – others	$62,067	$147,323

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had various loans from unrelated companies amounting to $62.1 million and $147.3 million as of December 31, 2013 and 2012, respectively. Of the $62.1 million, $6.2 million loans carry no interest, $33.1 million of financing sales are subject to interest rates ranging between 4.2% and 5.9%, and the remaining $22.7 million are subject to interest rates ranging from 4.7% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the years ended December 31, 2013 and 2012 amounted to $724.3 million and $1.0 billion, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2013 and 2012 amounted to $5.4 million and $9.2 million, respectively.

Short term loans due to related parties

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$-	$4,133
General Steel China: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	-	15,416
General Steel China: Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	-	21,397
General Steel China: Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	-	1,359
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,458	1,413
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	28,216	-
Longmen Joint Venture: Loan from Shaanxi Steel Group due in November 2014, and interest rate is 6.6% per annum.	49,110
Longmen Joint Venture: Loans from financing sales.	47,909	35,839
Total short-term loans - related parties	$126,693	$79,557

Long-term loans due to related party

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate are 5.6% - 5.9% per annum.	$72,657	$92,973
Less: Current maturities of long-term loans – related party	(53,013)	(54,885)
Long-term loans - related party	$19,644	$38,088

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total interest expense, net of capitalized interest, amounted to $33.2 million and $43.1 million for the years ended December 31, 2013 and 2012, respectively.

Capitalized interest amounted to $2.8 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2013 and 2012, customer deposits amounted to $152.7 million and $147.9 million, respectively, including deposits received from related parties, which amounted to $64.9 million and $22.0 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $26.3 million and $35.1 million in deposits due to sales representatives, including deposits due to related parties, as of December 31, 2013 and 2012, respectively.

Note 12 – Convertible notes and warrants

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

As of December 31, 2013 and 2012, derivative liabilities, which were included in other payables and accrued liabilities in the consolidated balance sheets, amounted to $0 and $1.0 thousand, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	(3,900,871)
Exercised	-
Outstanding as of December 31, 2013	-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $14.5 million and $22.7 million for the years ended December 31, 2013 and 2012, respectively.

The Company paid income tax amounted to $0.9 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company had receivables of $1.2 million as a result of the disposal of equipment that has not been collected.

During the year ended December 31, 2013, the Company converted $1.0 million of equipment into inventory productions.

During the year ended December 31, 2013, the Company used $46.3 million inventory in plant and equipment constructions.

During the year ended December 31, 2013, the Company capitalized $17.8 million (RMB 110.3 million) on energy-saving equipment under capital lease agreements.

The Company had $63.3 million notes receivable from financing sales loans to be converted to cash as of December 31, 2013.

During the year ended December 31, 2013, the Company offset $64.5 million accounts payable to a related party as loan receivable – related party repayment as contractually agreed to with the related party.

During the years ended December 31, 2013 and 2012, the Company offset $120.3 million and $43.6 million, respectively, advance on inventory purchases and other receivables to related parties as short-term loan repayments.

During the year ended December 31, 2013, the Company reclassified $3.8 million refundable advances on inventory purchase – related parties to other receivables – related parties.

During the year ended December 31, 2013, the Company incurred $48.7 million accounts payable to be paid for the purchase of equipment and construction in progress.

During the years ended December 31, 2013 and 2012, two and one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.2 million and $0.1 million, respectively, which was not yet collected.

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

Note 14 - Deferred lease income

To compensate the Company for costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.5 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $30.0 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.7 million (RMB 89.5 million) and $14.6 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the year ended December 31, 2013 and 2012, the Company recognized $2.2 million and $2.1 million, respectively. As of December 31, 2013 and 2012, the balance of deferred lease income amounted to $77.4 million and $77.2 million, respectively, of which $2.2 million and $2.1 million represents balance to be amortized within one year. See Note 20 – Related party transactions and balances (m) – Deferred lease income for details.

Note 15 - Capital lease obligations

Iron and steel production facilities

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a derivative liability, which is carried at fair value. See Note 16 – “Profit sharing liability”.

Energy-saving equipment

During 2013, the Company’s subsidiary, Longmen Joint Venture, entered into capital lease agreements for energy-saving equipment to be installed throughout the production chain. Under these agreements, Longmen Joint Venture uses the energy-saving equipment for which the vendors are responsible for the design, purchase, installation, and on-site testing, as well as the ownership rights to the equipment during the lease periods. The lease periods, which vary between four to six years, begin upon the completion of the equipment installation, testing, and the issuance of the energy-saving rate reports to be agreed upon by both the vendors and Longmen Joint Venture. As the ownership rights of the equipment transfer to Longmen Joint Venture at the end of the lease periods, these agreements are accounted for as capital leases.

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the year ended December 31, 2013, $18.1 million (RMB $110.3 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years as of December 31, 2013:

Year ending December 31,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2014	$5,292
2015	4,248
2016	4,248
2017	195,506
2018	31,057
Thereafter	356,191
Total minimum lease payments	596,542
Less: amounts representing interest	(217,202)
Ending balance	$379,340

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for the years ended December 31, 2013 and 2012 on the capital lease obligations was $20.8 million and $20.6 million, respectively.

Note 16 – Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. This financial instrument is accounted for separately from the lease accounting (Note 15 - “Capital lease obligation”) and has met the definition of a derivative instrument under ASC 815-10-15-83; as such, the profit sharing liability is treated as a derivative liability. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 2(h) – “Financial instruments” for details.

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for the years ended December 31, 2013 and 2012. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Note 17 – Other income (expense)

Government grant

On November 8, 2013 and December 31, 2013, the Company received government grants totaling $4.2 million (RMB 26.1 million) from the local government as production equipment upgrade incentive and rural urbanization development incentive for building material suppliers.

On June 14, 2012 and December 31, 2012, the Company received government grants totaling $2.3 million (RMB 14.2 million) from the local government as economic development incentive for building material manufacturers, such as steel rebar and cement.

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the year ended December 31, 2013 and 2012, the Company recognized lease income of $2.2 million and $2.1 million, respectively.

Gain on deconsolidation of a subsidiary

On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Tianwu’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. At the time of deconsolidation, the fair value of the 32% equity interest retained by General Steel (China) was $15.3 million (RMB 96.3 million), which was based on an independent third-party valuation, while Tianwu’s carrying value was $48.2 million (RMB 301.0 million). $19.4 million (RMB 121.2 million) noncontrolling interest in Tianwu was deconsolidated (see Note 21 – Equity) while 0.9 million cumulative translation adjustment was released to net income. The total gain from the deconsolidation of Tianwu was approximately $1.0 million.

Payment for public highway construction

During 2013, Longmen Joint Venture paid $6.5 million (RMB 40 million) for the construction of an exit ramp from a highway that leads to its facility. Total costs for this project is approximately $8.0 million (RMB 49 million) for Longmen Joint venture.  Longmen Joint Venture will not be able to obtain any easement rights, land use rights or exclusive rights after the completion of the exit ramp. Therefore, this payment was recorded as an expense for the year ended December 31, 2013.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2013 and 2012 are as follows:

(In thousands)	For the year ended December 31, 2013	For the year ended December 31, 2012
Current	$354	$627
Deferred	-	169
Total provision for income taxes	$354	$796

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31,2012

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
China income tax rate	25.0%	25.0%
Effect of tax rate differential of subsidiaries/VIE	(12.0)%	(8.3)%
Effect of change in deferred tax assets valuation allowance	(58.4)%	(10.9)%
Effect of permanent difference – change in fair value of profit sharing liability	61.9%	-
Effect of permanent difference – capital lease obligation for iron and steel production facilities	(17.3)%	(6.1)%
Total provision for income taxes*	(0.8)%	(0.3)%

*The negative effective tax rates for the years ended December 31, 2013 and 2012 were mainly due to a consolidated loss before income tax while the Company provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $493.7 million will begin to expire in 2014. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of December 31, 2013 and 2012 was $97.6 million and $72.9 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2013		December 31, 2012
	(in thousands)		(in thousands)
Beginning balance	$-	(A)	$167	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	(272)		2,484
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	(68	)(B)	621	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	143,873		95,453
Effective tax rate	15%		15%
Addition in deferred tax asset	21,581	(C)	14,318	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	(2,697)		22,427
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	(674	)(D)	5,607	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	10,282		29,836
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	1,542	(E)	4,475	(E)
Addition in valuation allowance	(22,087	)(F)	(25,180	)(F)
Deconsolidation of Tongxing	-	(G)	(216	)(G)
Exchange difference	(294	)(H)	208	(H)
Total (A+B+C+D+E+F+G+H)	$-		$-

Movement of valuation allowance:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$72,891	$47,703
Current period addition	23,293	25,180
Current period reversal	(1,206)	-
Deconsolidation of Tongxing	-	(216)
Exchange difference	2,591	224
Ending balance	$97,569	$72,891

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2013. The net operating loss carry forwards for United States income taxes amounted to $1.9 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2032. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2013 was $0.7 million. The net change in the valuation allowance for the year ended December 31, 2013 was $0.2 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of December 31, 2013. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2013 and 2012, the Company had $3.5 million and $4.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $751.6 million and $713.5 million, respectively, for the year ended December 31, 2013 and $812.4 million and $985.9 million, respectively, for the year ended December 31, 2012.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
VAT taxes payable	$2,211	$13,579
Income taxes payable	173	68
Misc. taxes	2,244	3,027
Total	$4,628	$16,674

Note 19 –Loss per share

The computation of loss per share is as follows:

(in thousands, except per share data)	For the year ended December 31, 2013	For the year ended December 31, 2012
Loss attributable to holders of common stock	$(33,016)	$(152,697)
Basic and diluted weighted average number of common shares outstanding	55,126	54,867
Loss per share
Basic and diluted	$(0.60)	$(2.78)

The Company had warrants exercisable for 3,900,871 shares of the Company’s common stock at December 31, 2012. For the year ended December 31, 2012, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the years ended December 31, 2013 and 2012.

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$605,839	$587,334
Less: accumulated depreciation	(76,740)	(46,497)
Carrying value of leased assets	$529,099	$540,837

b.  On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities amounting to RMB 215.8 million ($34.4 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and has terminated the supplemental agreement early. There was no penalty for early termination. The Company assessed the recoverability of all of its remaining long lived assets at December 31, 2013 and such assessment did not result in any impairment charges.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2013 and 2012, General Steel (China) realized rental income $0 million and $1.6 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive income (loss).

c.	The following chart summarized sales to related parties for the years ended December 31, 2013 and 2012.

Name of related parties	Relationship	For the year ended December 31, 2013	For the year ended December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$255,859	$438,951
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	5,953
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	73	147,968
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	21,570	92,724
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	16,273	46,998
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	77,899	53,866
Shaanxi Steel	Majority shareholder of Long Steel Group	3,221	3,332
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	27,911	24,515
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	7,325	35,542
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	37,068	47,110
Others	Entities either owned or have significant influence by our affiliates or management	-	243
Total		$447,199	$897,202

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

d.	The following charts summarize purchases from related parties for the years ended December 31, 2013 and 2012.

Name of related parties	Relationship	For the year ended December 31, 2013	For the year ended December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$522,295	$483,058
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	43,160
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	6,933
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	180,401	255,800
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	19,943	88,094
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	6,379
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	213	7,334
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	32,824	32,693
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,933	5,400
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	26,047	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	76,735	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by the Long Steel Group	20,213	-
Others	Entities either owned or have significant influence by our affiliates or management	797	154
Total		$886,401	$929,005

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,540	6,000
Total		$4,540	$69,319

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$548	$10,409
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,017
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	18
Shaanxi Steel	Majority shareholder of Long Steel Group	1,741	2,435
Others		634	87
Total		$2,942	$14,966

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$406	$301
Shaanxi Steel	Majority shareholder of Long Steel Group	46,439	65,981
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,247	1,195
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	491	476
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,901	-
Others	Entities either owned or have significant influence by our affiliates or management	622	429
Total		$54,106	$68,382

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$9,123	$1,367
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	25,607	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	10,343	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	16,158	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	555	41,316
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	21,197	3,733
Others	Entities either owned or have significant influence by our affiliates or management	20	-
Total		$83,003	$46,416

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$58,163	$58,661
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	134,758	91,511
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	29,990	5,652
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	958	3
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	8,714	5,278
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	716	1,146
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,004	875
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	759	-
Others	Entities either owned or have significant influence by our affiliates or management	629	335
Total		$235,692	$177,432

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$49,110	$35,839
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	28,216	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	33,183	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,178	19,549
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,548	21,397
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,359
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,458	1,413
Total		$126,693	$79,557

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$53,013	$54,885
Total		$53,013	$54,885

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$380	$2,770
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	43,636	60,180
Shaanxi Steel	Majority shareholder of Long Steel Group	44,363	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	895	836
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	291	141
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	4,761
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	473	3,695
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,745	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,375	-
Others	Entities either owned or have significant influence by our affiliates or management	921	642
Total		$94,079	$73,025

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$4,869
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	2,163
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	15,038	8,864
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,748	5,615
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	275	353
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	46,521	-
Others	Entities either owned or have significant influence by our affiliates or management	289	44
Total		$64,881	$21,998

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$619
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	619
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,408	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	589	-
Total		$1,997	$1,238

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$19,644	$38,088
Total		$19,644	$38,088

The Company also provided guarantee on related parties’ bank loans amounting to $205.8 million and $118.0 million as of December 31, 2013 and as of December 31, 2012, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$43,008
Total		$-	$43,008

m.	Deferred lease income

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524
Less: Lease income realized	(2,158)	(2,119)
Exchange rate effect	2,403	794
Ending balance	77,444	77,199
Current portion	(2,187)	(2,120)
Noncurrent portion	$75,257	$75,079

For the year ended December 31, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted to $2.2 million and $2.1 million, respectively.

n.	Equity

On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership by the CEO, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu as of the ownership disposal date and recognize a gain, which amounted to $1.0 million. After the deconsolidation of Tianwu, General Steel (China)’s 32% interest in Tianwu was accounted for as an equity method investment, which amounted to $15.8 million as of December 31, 2013.

Note 21 – Equity

Preferred Stock

On May 18, 2007, the Company entered into a Purchase Agreement with Victory New Holdings Limited (“Victory New”), a British Virgin Islands registered company under the control of the Company’s Chairman, CEO and majority shareholder, Zuosheng Yu (aka Henry Yu), to acquire Victory New’s 30% interest in General Steel (China). The Company agreed to issue to Victory New an aggregate of 3,092,899 shares of its Series A Preferred Stock with a fair value of $8,374,000. These shares of Series A Preferred Stock carry a voting power of 30% of the combined voting power of the Company’s common and preferred stock while outstanding. The holders of preferred stock are entitled to receive noncumulative dividends, when and if declared by the board of directors.  Dividends are not mandatory and shall not accrue. Preferred shares are non-redeemable.

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

On September 28, 2013, the Company granted senior management and directors 163,150 shares of common stock at $0.88 per share as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

On October 11, 2013, the Company granted 300,000 shares of common stock at $0.85 per share as service fee for corporate advisory services under a one year service agreement dated September 25, 2013. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2013, the Company granted senior management and directors 163,650 shares of common stock at $0.91 per share as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

Prior to November 19, 2013, the Company held a combined 60.0% equity interest in Tianwu. 32% interest was held by General Steel (China) and 28% interest was held by Yangpu Shengtong. On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Tianwu’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. The total gain from the deconsolidation of Tianwu amounted to $1.0 million.

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2013:

(in thousands)	Noncontrolling interest
	Total	Tianwu	Others
Balance at December 31, 2012	$(172,063)	$1,339	$(173,402)
Net income (loss) attributable to noncontrolling interest	(9,609)	2	(9,611)
Addition to special reserve	553	-	553
Usage of special reserve	(393)	-	(393)
Addition to Tianwu paid-in capital	18,028	18,028	-
Deconsolidation of a subsidiary	(19,929)	(19,929)	-
Foreign currency translation adjustments	(5,498)	560	(6,058)
Balance at December 31, 2013	$(188,911)	$-	$(188,911)

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the years ended December 31, 2013 and 2012 amounted to $8.5 million and $7.4 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2013 and 2012, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2013 and 2012, the Company made contributions of $1.2 million and $1.3 million to these reserves, respectively and used $0.8 million and $1.3 million of safety and maintenance expense, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of December 31, 2013 is as follows:

Year ending December 31,	Minimum lease payment
(in thousands)
2014	$1,450
2015	683
2016	562
2017	562
2018	562
Years after	19,955
Total minimum payments required	$23,774

Total rental expense was $3.2 million and $3.3 million for the year ended December 31, 2013 and 2012, respectively.

Contractual Commitments

Longmen Joint Venture has $353.0 million contractual obligations related to construction projects as of December 31, 2013 estimated to be fulfilled between January and December 2014.

Contingencies

As of December 31, 2013, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $326.8 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$226,618	Various from January 2014 to August 2015
Three-party financing agreements	13,096	Various from January to July 2014
Confirming storage	41,252	Various from March to December 2014
Financing by the rights of goods delivery in future	45,836	Various from April to October 2014
Total	$326,802

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$68,099	Various from February 2014 to August 2015
Hancheng Haiyan Coking Co., Ltd	46,818	Various from January to December 2014
Long Steel Group Fuping Rolling Steel Co., Ltd	16,820	Various from January to June 2014
Yichang Zhongyi Industrial Co., Ltd	28,909	June 2014
Xi’an Laisheng Logistics Co., Ltd	6,548	May 2014
Xi'an Kaiyuan Steel Sales Co., Ltd	1,637	January 2014
Shaanxi Anlin Logistics Co., Ltd	6,548	April 2014
Shaanxi Huatai Huineng Group Co., Ltd	24,555	March 2014
Hancheng Sanli Furnace Burden Co., Ltd.	16,370	March 2015
Tianjin Dazhan Industry Co., Ltd	45,018	Various from January 2014 to March 2015
Tianjin Hengying Trading Co., Ltd	40,925	Various from January to October 2014
Tianjin Qiu Steel Pipe Industry Co., Ltd	4,911	April 2014
Jinmen Desheng Metallurty Co., Ltd	19,644	August 2014
Total	$326,802

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents results of division operations for the years ended December 31, 2013 and 2012:

(In thousands)
Sales:	2013	2012
Longmen Joint Venture	$2,450,256	$2,837,608
Maoming Hengda	3,814	6,502
Baotou Steel Pipe Joint Venture	5,585	6,760
General Steel (China) & Tianwu Joint Venture	58,630	161,613
Total sales	2,518,285	3,012,483
Interdivision sales	(54,538)	(148,890)
Consolidated sales	$2,463,747	$2,863,593

Gross profit (loss):	2013	2012
Longmen Joint Venture	$(56,065)	$29,512
Maoming Hengda	(130)	(1,350)
Baotou Steel	229	69
General Steel (China) & Tianwu Joint Venture	28	3,888
Total gross profit (loss)	(55,938)	32,119
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$(55,938)	$32,119

Income (loss) from operations:	2013	2012
Longmen Joint Venture	$45,161	$(68,081)
Maoming Hengda	(2,811)	(19,789)
Baotou Steel	(407)	(7)
General Steel (China) & Tianwu Joint Venture	(2,971)	(2,539)
Total income (loss) from operations	38,972	(90,416)
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(4,567)	(5,041)
Consolidated income (loss) from operations	$34,405	$(95,457)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) attributable to General Steel Holdings, Inc.:	2013	2012
Longmen Joint Venture	$(16,457)	$(114,936)
Maoming Hengda	(2,721)	(18,968)
Baotou Steel	70	(531)
General Steel (China) & Tianwu Joint Venture	(10,485)	(13,128)
Total net income (loss) attributable to General Steel Holdings, Inc.	(29,593)	(147,563)
Interdivision net income	-	-
Reconciling item (1)	(3,423)	(5,134)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(33,016)	$(152,697)

Depreciation, amortization and depletion:	2013	2012
Longmen Joint Venture	$85,603	$79,048
Maoming Hengda	1,237	1,984
Baotou Steel	246	185
General Steel (China) & Tianwu Joint Venture	1,962	2,714
Consolidated depreciation, amortization and depletion	$89,048	$83,931

Finance/interest expenses:	2013	2012
Longmen Joint Venture	$83,062	$142,086
Maoming Hengda	1	13
Baotou Steel	-	485
General Steel (China) & Tianwu Joint Venture	8,812	10,861
Interdivision interest expenses	-	-
Reconciling item (1)	3	298
Consolidated interest expenses	$91,878	$153,743

Capital expenditures:	2013	2012
Longmen Joint Venture	$43,341	$27,837
Maoming Hengda	2	73
Baotou Steel	8	11
General Steel (China) & Tianwu Joint Venture	4	55
Reconciling item (1)	-	-
Consolidated capital expenditures	$43,355	$27,976

Total Assets as of:	December 31, 2013	December 31, 2012
Longmen Joint Venture	$2,573,212	$2,513,206
Maoming Hengda	29,211	29,687
Baotou Steel Pipe Joint Venture	4,448	5,186
General Steel (China) & Tianwu Joint Venture	121,883	152,965
Interdivision assets	(34,213)	(57,436)
Reconciling item (2)	5,817	7,074
Total Assets	$2,700,358	$2,650,682

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the years ended December 31, 2013 and 2012.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of December 31, 2013 and 2012.

Note 26 – Subsequent events

On February 3, 2014, the Company granted 80,000 shares of common stock at $1.01 per share as service fees for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY  BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

(In thousands)

ASSETS
	2013	2012
CURRENT ASSETS:
Cash	$11	$88
Restricted cash	-	-
Other receivables	39	19
Prepaid expense	301	45
TOTAL CURRENT ASSETS	351	152

OTHER ASSETS:
Intercompany receivable	82,987	83,320
TOTAL OTHER ASSETS	82,987	83,320

TOTAL ASSETS	$83,338	$83,472

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$6	$7
TOTAL CURRENT LIABILITIES	6	7

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	388,418	347,411
TOTAL OTHER LIABILITIES	388,418	347,411

TOTAL LIABILITIES	388,424	347,418

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares
issued and outstanding as of December 31, 2013 and December 31, 2012	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,234,688 and 57,269,838 shares issued, 55,762,382 and 54,797,532 shares outstanding
as of December 31, 2013 and December 31, 2012, respectively	58	57
Treasury stock, at cost, 2,472,306 shares as of December 31, 2013 and
December 31, 2012	(4,199)	(4,199)
Paid-in-capital	106,878	105,714
Statutory reserves	6,243	6,076
Accumulated deficits	(414,798)	(381,782)
Accumulated other comprehensive income	729	10,185
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(305,086)	(263,946)

TOTAL LIABILITIES AND DEFICIENCY	$83,338	$83,472

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 -  CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012

OPERATING EXPENSES

General and administrative expenses	$(1,324)	$(1,260)
Total operating expenses	(1,324)	(1,260)

OTHER INCOME
Change in fair value of derivative liabilities	1	9
Total other income, net	1	9

EQUITY LOSS OF SUBSIDIARIES	(31,693)	(151,446)

NET LOSS	(33,016)	(152,697)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(8,927)	(802)
COMPREHENSIVE LOSS	$(41,943)	$(153,499)

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,016)	$(152,697)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative instrument	(1)	(9)
Stock issued for services and compensation	1,165	919
Loss from subsidiaries	31,693	151,446
Changes in operating assets and liabilities
Other receivables	(20)	(18)
Prepaid expense	(257)	15
Other payables and accrued liabilities	-	(1)
Net cash used in operating activities	(436)	(345)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	4
Loan repayment from subsidiaries	334	1,785
Net cash provided by investing activities	334	1,789

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	-	(1,404)
Borrowings from subsidiaries	25	-
Net cash provided by (used in) financing activities	25	(1,404)

(DECREASE) INCREASE IN CASH	(77)	40

CASH, beginning of year	88	48

CASH, end of year	$11	$88

Non-cash transactions of investing and financing activities:
Deconsolidation of a subsidiary as a reduction to paid-in-capital	$-	$3,143

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying condensed parent company statements of operations and cash flows.

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

CONDENSED NOTES TO SCHEDULE 1

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

On September 28, 2013, the Company granted senior management and directors 163,150 shares of common stock at $0.88 per share as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

On October 11, 2013, the Company granted 300,000 shares of common stock at $0.85 per share as service fee for corporate advisory services under a one year service agreement dated September 25, 2013. The shares were valued at the quoted market price on the grant date.

On December 30, 2013, the Company granted senior management and directors 163,650 shares of common stock at $0.91 per share as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

Prior to November 19, 2013, the Company held a combined 60.0% equity interest in Tianwu. 32% interest was held by General Steel (China) and 28% interest was held by Yangpu Shengtong. On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Tianwu’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. The total gain from the deconsolidation of Tianwu amounted to $1.0 million.

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2013:

(in thousands)	Noncontrolling interest
	Total	Tianwu	Others
Balance at December 31, 2012	$(172,063)	$1,339	$(173,402)
Net income (loss) attributable to noncontrolling interest	(9,609)	2	(9,611)
Addition to special reserve	553	-	553
Usage of special reserve	(393)	-	(393)
Addition to Tianwu paid-in capital	18,028	18,028	-
Deconsolidation of a subsidiary	(19,929)	(19,929)	-
Foreign currency translation adjustments	(5,498)	560	(6,058)
Balance at December 31, 2013	$(188,911)	$-	$(188,911)

5.	Subsequent events

On February 3, 2014, the Company granted 80,000 shares of common stock at $1.01 per share as service fees for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at the quoted market price on the grant date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2013.

b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

c)	Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, we have engaged accounting experts to assist management in identifying complicated accounting transactions and applying applicable accounting policies. In addition, we have implemented an internal review process over financial reporting to review all recent accounting pronouncements and to verify that any accounting treatment identified in such report has been fully implemented and confirmed by our outside professional consultants. An enhanced training program, including, but not limited to, accounting and auditing updates, and review of consolidated guidance of variable interest entities, was also established to update our employees on current accounting pronouncements. There has not been any other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no known familial relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Our Common Stock is listed on the New York Stock Exchange, or “NYSE.” Under NYSE listing standards, the Board of Directors is required to affirmatively determine that each “independent” director has no material relationship with our Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. Our Board has determined that the following directors are “independent” as required by NYSE listing standards: Angela He, Zhongkui Cao and James Hu.  Additionally, all members of our Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Securities Exchange Act and as required by NYSE listing standards.  The non-management directors, all of whom currently are independent, met once during the fiscal year ended December 31, 2013 without management present and James Hu served as the lead independent director at such meeting.

Our directors and executive officers are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	49	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	43	Director/Chief Financial Officer	03/07/05
James Hu	41	Independent Director	02/15/10
Angela He	44	Independent Director	07/23/10
Zhongkui Cao	64	Independent Director	04/13/07

On February 25, 2011, James Hu was chosen to preside at the regularly scheduled executive sessions of the independent directors to comply with Section 303A.03 of the corporate governance rules of the NYSE.  Any stockholder or interested party who wishes to communicate with our Board of Directors or any specific director, including the Presiding Director, any non-management director or the non-management directors as a group, may do so by writing to such direct or directors at: General Steel Holdings, Inc., Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing 100020, China.  This communication will be forwarded to the director or directors to whom addressed.  This information regarding contacting the board of directors is also posted on our website at www.gshi-steel.com.

Biographical information

Mr. Zuosheng Yu, age 49, Chairman of the Board of Directors.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 43, Director.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. James Hu, age 41, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Angela He, age 44, Independent Director.   Ms. He was elected as an independent director in July 2010.  She currently serves as the Chief Financial Officer of Procell Biotech Asia Corp. in Newport Beach, California and as an SEC reporting and accounting advisor to various publicly traded and private companies in the United States.  From 2010 to 2012, she served as the Chief Officer of Aero Technology in Long Beach, California. From 2006 to 2007, she served as a Senior Auditor for PriceWaterhouse Coopers in Los Angeles.  From 2003 to 2006, she served as an auditor for Moore Stephens Wurth Frazer and Torbet, LLP (now known as Frazer LLP).  Ms. He graduated with a Bachelor of Arts from California State University at Fullerton and is a California Certified Public Accountant. Ms. He’s strong accounting skills and experiences of advising public companies make her well suited to contribute to our Board of Directors.

Mr. Zhongkui Cao, age 64, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. Our Board of Directors met one time during the fiscal year ended December 31, 2013.  Our Board of Directors acted by written consent six times during the fiscal year ended December 31, 2013.

It is our policy to encourage all directors to attend the Annual Meeting.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

Our Audit Committee consists of James Hu, Angela He and Zhongkui Cao.  Mr. Hu is the Chairman of the Audit Committee. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2013.

The primary responsibilities of the Audit Committee are to review the results of the annual audit and to discuss the financial statements, including the independent auditors’ judgment about the quality of accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements. Additionally, the Audit Committee meets with our independent auditors to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q, recommends independent auditors to our Board of Directors to be retained by us, oversees the independence of the independent auditors, evaluates the independent auditors’ performance, receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs, audit and non-audit services provided to us by our independent auditors, and considers conflicts of interest involving executive officers or Board members. Our Board of Directors has determined that each of Mr. Hu and Ms. He are “audit committee financial experts” as defined by the SEC.   Our Board of Directors has adopted a written charter for the Audit Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

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

Compensation Committee

Our Compensation Committee consists of James Hu, Angela He and Zhongkui Cao.  Ms. He is the Chairwoman of the Compensation Committee. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee met once during the fiscal year ended December 31, 2013.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of James Hu, Angela He and Zhongkui Cao. Mr. Cao serves as the Chairman of the Governance and Nominating Committee.  All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2013.

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

Each of the directors other than Mr. Yu and Mr. Chen are independent and our Board of Directors believes that the independent directors provide effective oversight of management.  Moreover, in addition to feedback provided during the course of Board meetings, the independent directors provide the Chairman with regular input regarding agenda items for Board of Directors and committee meetings and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. Our Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)(2)	Total ($) (1)
Zuosheng Yu,	2013	169,007	—	171,900	340,907
Chief Executive Officer	2012	165,973	—	172,800	338,773

John Chen,	2013	67,871	—	51,850	119,721
Chief Financial Officer	2012	66,683	—	38,400	105,083

(1)	The amounts shown were paid in RMB and were translated into U.S. dollars at the rate of $0.16155 per RMB for 2013, and $0.15865 per RMB for 2012.

(2)	The stock price assumption used to calculate the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 21 to the financial statements in this Annual Report.

Director Compensation

The table below sets forth information regarding compensation earned by directors, other than our Chief Executive Officer and Chief Financial Officer, as compensation for their service to our Company during the year ended December 31, 2013.

Name	Stock Awards ($) (1)	Total ($) (1)
James Hu	$14,325	$14,325
Angela He	14,325	14,325
Qinghai Du (2)	1,910	1,910
Zhongkui Cao	1,910	1,910
Wenbing Chris Wang (2)	14,325	14,325
Yong Tao Si (2)	9,550	9,550

(1)	The stock price assumption used to calculate the grant date fair value of all stock awards granted on the date indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 21 to the financial statements in this Annual Report on Form 10-K.

(2)	These directors no longer serve on our Board of Directors as a result of the Board election held during our annual meeting of the stockholders on December 27, 2013.

Currently, we do not pay annual fees to our directors. During fiscal year 2013, we granted fully-vested unregistered shares of common stock to our directors on a quarterly basis. We determined the amount of each grant based on level of involvement, responsibility and length of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2013, the members of the Compensation Committee were Angela He, James Hu and Wenbing Chris Wang.  Wenbing Chris Wang no longer served on our Compensation Committee and was replaced by Zhongkui Cao as a result of the Board election held during our annual meeting of the stockholders on December 27, 2013. In fiscal 2013, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 17, 2014, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power
Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	8,203,900	14.7%		10.3%
John Chen Chief Financial Officer and Director	195,000	*		*
James Hu Independent Director	55,000	*		*
Angela He Independent Director	48,750	*		*
Zhongkui Cao Independent Director	12,500	*		*
Executive Officers and Directors as a group	8,515,150	15.3%		10.8%
5% Owners
Golden Eight Investments Limited (2)	14,000,000	25.1%		17.9%

Series A Preferred Stock
Victory New Holdings Limited (3)	3,092,899		100%	30.0%

* Less than 1%

(1) Percentages based on 55,762,382 shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of December 31, 2013.

(2) Mr. Yu is the beneficial owner of 8,203,900 shares of common stock held in his name and 14,000,000 shares of common stock held in the name of Golden Eight Investments Limited (“Golden Eight”).  Mr. Yu is the sole director of Golden Eight.  Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the “Trust”).  Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight. Mr. Yu also has voting and investment control over 3,092,899 shares of Series A Preferred Stock held in the name of Victory New Holdings Limited, a British Virgin Islands registered company, which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

(3) Victory New Holdings Limited, a British Virgin Islands registered company (“Victory New”), is controlled by our Chairman and Chief Executive Officer, Zuosheng Yu.  Victory New holds 3,092,899 shares of our Series A Preferred Stock which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and preferred stock.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2013, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plans approved by stockholders	-	$-	1,307,766
Plans not approved by stockholders	-	-	-
Total		$	1,307,766

(1)	We grant fully vested, unregistered shares of our common stock to employees under our 2008 Equity Incentive Plan. Our stock grants are not restricted and therefore there are no securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents the number of securities remaining available for issuance under our 2008 Equity Incentive Plan.

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

Related party transactions

a. Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Machinery	$605,839	$587,334
Less: accumulated depreciation	(76,740)	(46,497)
Carrying value of leased assets	$529,099	$540,837

b. On January 1, 2010, General Steel (China), entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leases its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities amounting to RMB 215.8 million ($34.4 million) to the Lessee and allows the Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) (lessor) signed a supplemental agreement with the lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the lessee informed the Company that they did not intend to extend the lease at June 30, 2012 and has terminated the supplemental agreement early. There was no penalty for early termination. The Company assessed the recoverability of all of its remaining long lived assets at December 31, 2013 and such assessment did not result in any other impairment charges for the three and for the year ended December 31, 2013.

For the year ended December 31, 2013 and 2012, General Steel (China) realized rental income $0 million and $1.6 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive income (loss).

c. The following chart summarized sales to related parties for the years ended December 31, 2013 and 2012.

Name of related parties	Relationship	For the year ended December 31, 2013	For the year ended December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$255,859	$438,951
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	5,953
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	73	147,968
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	21,570	92,724
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	16,273	46,998
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	77,899	53,866
Shaanxi Steel	Majority shareholder of Long Steel Group	3,221	3,332
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	27,911	24,515
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	7,325	35,542
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	37,068	47,110
Others	Entities either owned or have significant influence by our affiliates or management	-	243
Total		$447,199	$897,202

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

d. The following charts summarize purchases from related parties for the years ended December 31, 2013 and 2012.

Name of related parties	Relationship	For the year ended December 31, 2013	For the year ended December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$522,295	$483,058
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	43,160
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	6,933
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	180,401	255,800
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	19,943	88,094
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	6,379
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	213	7,334
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	32,824	32,693
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,933	5,400
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	26,047	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	76,735	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by the Long Steel Group	20,213	-
Others	Entities either owned or have significant influence by our affiliates or management	797	154
Total		$886,401	$929,005

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,540	6,000
Total		$4,540	$69,319

See Note 3 – loans receivable – related parties for loan details.

b. Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$548	$10,409
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,017
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	18
Shaanxi Steel	Majority shareholder of Long Steel Group	1,741	2,435
Others		634	87
Total		$2,942	$14,966

c. Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$406	$301
Shaanxi Steel	Majority shareholder of Long Steel Group	46,439	65,981
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,247	1,195
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	491	476
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,901	-
Others	Entities either owned or have significant influence by our affiliates or management	622	429
Total		$54,106	$68,382

d. Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$9,123	$1,367
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	25,607	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	10,343	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	16,158	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	555	41,316
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	21,197	3,733
Others	Entities either owned or have significant influence by our affiliates or management	20	-
Total		$83,003	$46,416

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$58,163	$58,661
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	134,758	91,511
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	29,990	5,652
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	958	3
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	8,714	5,278
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	716	1,146
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,004	875
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	759	-
Others	Entities either owned or have significant influence by our affiliates or management	629	335
Total		$235,692	$177,432

f. Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$49,110	$35,839
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	28,216	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	33,183	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,178	19,549
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,548	21,397
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,359
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,458	1,413
Total		$126,693	$79,557

See Note 9 – Debt for the loan details.

g. Current maturities of long-term loans – related parties

Name of related party	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$53,013	$54,885
Total		$53,013	$54,885

h. Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$380	$2,770
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	43,636	60,180
Shaanxi Steel	Majority shareholder of Long Steel Group	44,363	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	895	836
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	291	141
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	4,761
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	473	3,695
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,745	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,375	-
Others	Entities either owned or have significant influence by our affiliates or management	921	642
Total		$94,079	$73,025

i. Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$4,869
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	2,163
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	15,038	8,864
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,748	5,615
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	275	353
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	46,521	-
Others	Entities either owned or have significant influence by our affiliates or management	289	44
Total		$64,881	$21,998

j. Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$619
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	619
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,408	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	589	-
Total		$1,997	$1,238

k. Long-term loans – related party:

Name of related party	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$19,644	$38,088
Total		$19,644	$38,088

The Company also provided guarantee on related parties’ bank loans amounting to $205.8 million and $118.0 million as of December 31, 2013 and as of December 31, 2012, respectively.

l. Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	December 31, 2013	December 31, 2012
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$43,008
Total		$-	$43,008

m. Deferred lease income

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524
Less: Lease income realized	(2,158)	(2,119)
Exchange rate effect	2,403	794
Ending balance	77,444	77,199
Current portion	(2,187)	(2,120)
Noncurrent portion	$75,257	$75,079

For the year ended December 31, 2013 and 2012, the Company realized lease income from Shaanxi Steel, a related party, amounted to $2.2 million and $2.1 million, respectively.

n. Equity

On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership by the CEO, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu as of the ownership disposal date and recognize a gain, which amounted to $1.0 million. After the deconsolidation of Tianwu, General Steel (China)’s 32% interest in Tianwu was accounted for as an equity method investment, which amounted to $15.8 million as of December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2013	2012
Audit fees	$870,000	$900,000
Audit-related fees	$-	$-
Tax fees	$29,000	$29,000
All other fees	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns. Please note that the audit fees include services provided by our current independent registered public accounting firms. Our current auditor, Friedman LLP, fees are $870,000 and $900,000 in fiscal year 2013 and 2012, respectively.

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

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2013 and related fees were approved in advance by our Audit Committee.

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

The Audit Committee discussed with Friedman LLP, our independent registered public accounting firm (independent auditors) for the fiscal year ended December 31, 2013, who are responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under generally accepted auditing standards including Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), other standards of the Public Company Accounting Oversight Board (United States), rules of the SEC and other applicable regulations.  In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from management and our Company, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, which the Audit Committee received from the independent registered public accounting firm, and considered the compatibility of non-audit services with the independent registered public accounting firm’s independence.

The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting.

The Audit Committee discussed with our independent registered public accounting firm and the persons responsible for the internal audit function the overall scope and plans for their respective audits. The Audit Committee meets with the independent registered public accounting firm and the persons responsible for the internal audit function, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal control, including internal control over financial reporting, and the overall quality of our financial reporting.  During 2013, the Audit Committee held four meetings, including quarterly closing conferences with the independent registered public accounting firm and management during which financial results and related issues were reviewed and discussed prior to the release of quarterly results to the public.

The Audit Committee is governed by a charter which may be found on our website.  The members of the Audit Committee are considered to be “independent” because they satisfy the independence requirements of the NYSE listing standards and Rule 10A-3 of the Securities Exchange Act of 1934.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors and the Board of Directors has approved the inclusion of the audited financial statements and management’s assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K for filing with the SEC.

Audit Committee:	James Hu, Chairman
Angela He, Member
Zhongkui Cao, Member

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent that our Company specifically incorporates the Audit Committee Report by reference therein.

We have removed some of the material contracts (10 Exhibits).  A 10 Exhibit can be removed, other than what we have removed, if: (1) they are not being performed in whole or in part at or after the filing of this Annual Report; and (2) if they were entered into more than two years before the filing of this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES set forth below

(3) See Item 15(b) below.

(b)	The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

• Reports of Independent Registered Public Accounting Firms

• Consolidated Balance Sheets —December 31, 2013 and 2012

• Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, and 2011

• Consolidated Statements of Changes in Equity for the years ended December 31, 2013 and 2012

• Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

• Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.2	Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on April 6, 2010 and incorporated herein by reference).

10.3	Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin Energy Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.4	Cooperation Agreement (also referred to as the Unified Management Agreement), dated April 29, 2011, by and among General Steel Holdings, Inc., Shaanxi Coal and Chemical Industry Group Co., Ltd., Shaanxi Iron and Steel Group Co., Ltd., and Shaanxi Longmen Iron and Steel Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 5, 2011 and incorporated herein by reference).

10.5	Debt Repayment Agreement, dated June 16, 2011, by and among Maoming Hengda Steel Co. Ltd., Tianjin Qiu Gang Investment Co., Ltd, Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference).

21	Subsidiaries of the registrant (filed herewith).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	March 27, 2014
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	March 27, 2014
CHEN, John	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	March 27, 2014
HU, James

/s/ Angela He	Independent Director	March 27, 2014
HE, Angela

/s/ Zhong Kui Cao	Independent Director	March 27, 2014
CAO, Zhong Kui

