Form 10-Q
period 2014-03-31
GENERAL STEEL HOLDINGS INC
filed 2014-05-15
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

+86 (10) 5775 7691

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

As of May 9, 2014, 58,314,688  shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$36,378	$31,967
Restricted cash	428,615	399,333
Notes receivable	81,998	60,054
Restricted notes receivable	261,220	395,589
Loans receivable - related parties	4,540	4,540
Accounts receivable, net	4,388	4,078
Accounts receivable - related parties	4,474	2,942
Other receivables, net	54,078	54,716
Other receivables - related parties	57,854	54,106
Inventories	210,761	212,921
Advances on inventory purchase	44,338	44,897
Advances on inventory purchase - related parties	120,426	83,003
Prepaid expense and other	1,890	1,388
Prepaid taxes	23,238	28,407
Short-term investment	2,597	2,783
TOTAL CURRENT ASSETS	1,336,795	1,380,724

PLANT AND EQUIPMENT, net	1,269,199	1,271,907

OTHER ASSETS:
Advances on equipment purchase	54,690	6,409
Investment in unconsolidated entities	16,635	16,943
Long-term deferred expense	606	668
Intangible assets, net of accumulated amortization	23,587	23,707
TOTAL OTHER ASSETS	95,518	47,727

TOTAL ASSETS	$2,701,512	$2,700,358

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$963,357	$1,017,830
Accounts payable	513,397	434,979
Accounts payable - related parties	282,540	235,692
Short term loans - bank	230,118	301,917
Short term loans - others	48,695	62,067
Short term loans - related parties	105,080	126,693
Current maturities of long-term loans - related party	57,428	53,013
Other payables and accrued liabilities	60,795	45,653
Other payable - related parties	80,694	94,079
Customer deposits	107,002	87,860
Customer deposits - related parties	145,366	64,881
Deposit due to sales representatives	23,713	24,343
Deposit due to sales representatives - related parties	1,980	1,997
Taxes payable	7,276	4,628
Deferred lease income, current	2,168	2,187
Capital lease obligations, current	4,774	4,321
TOTAL CURRENT LIABILITIES	2,634,383	2,562,140

NON-CURRENT LIABILITIES:
Long-term loans - related party	14,607	19,644
Deferred lease income, noncurrent	74,072	75,257
Capital lease obligations, noncurrent	376,025	375,019
Profit sharing liability	160,956	162,295
TOTAL NON-CURRENT LIABILITIES	625,660	632,215

TOTAL LIABILITIES	3,260,043	3,194,355

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2014 and December 31, 2013	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,314,688 and 58,234,688 shares issued, 55,842,382 and 55,762,382 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	58	58
Treasury stock, at cost, 2,472,306 shares as of March 31, 2014 and December 31, 2013	(4,199)	(4,199)
Paid-in-capital	107,028	106,878
Statutory reserves	6,387	6,243
Accumulated deficits	(458,362)	(414,798)
Accumulated other comprehensive income	3,593	729
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(345,492)	(305,086)

NONCONTROLLING INTERESTS	(213,039)	(188,911)

TOTAL DEFICIENCY	(558,531)	(493,997)

TOTAL LIABILITIES AND DEFICIENCY	$2,701,512	$2,700,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

(In thousands, except per share data)

	2014	2013

SALES	$512,005	$502,431

SALES - RELATED PARTIES	82,206	148,860
TOTAL SALES	594,211	651,291

COST OF GOODS SOLD	530,744	498,626

COST OF GOODS SOLD - RELATED PARTIES	86,028	148,598
TOTAL COST OF GOODS SOLD	616,772	647,224

GROSS (LOSS) PROFIT	(22,561)	4,067

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(21,053)	(18,955)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	(49)	46,779

(LOSS) INCOME FROM OPERATIONS	(43,663)	31,891

OTHER INCOME (EXPENSE)
Interest income	3,192	2,439
Finance/interest expense	(28,695)	(24,857)
Gain on disposal of equipment and intangible assets	46	331
Income from equity investments	13	(42)
Foreign currency transaction (loss) gain	(854)	28
Lease income	546	532
Other non-operating (expense) income, net	(176)	269
Other expense, net	(25,928)	(21,300)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(69,591)	10,591

PROVISION FOR INCOME TAXES
Current	5	71
Deferred	-	-
Provision for income taxes	5	71

NET (LOSS) INCOME	(69,596)	10,520

Less: Net (loss) income attributable to noncontrolling interest	(26,032)	7,417

NET (LOSS) INCOME ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(43,564)	$3,103

NET (LOSS) INCOME	$(69,596)	$10,520

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	4,670	(2,526)

COMPREHENSIVE (LOSS) INCOME	(64,926)	7,994

Less: Comprehensive (loss) income attributable to noncontrolling interest	(24,226)	6,455

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(40,700)	$1,539

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,813	54,805

(LOSS) INCOME PER SHARE
Basic and Diluted	$(0.78)	$0.06

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

(In thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(69,596)	$10,520
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	24,346	21,358
Change in fair value of derivative liabilities	-	(1)
Gain on disposal of equipment and intangible assets	(46)	(331)
Provision for doubtful accounts	(251)	(42)
Reservation of mine maintenance fee	242	45
Stock issued for services and compensation	150	245
Amortization of deferred financing cost on capital lease	5,086	5,095
(Income) loss from equity investments	(13)	42
Foreign currency transaction (gain) loss	854	(28)
Deferred lease income	(546)	(532)
Change in fair value of profit sharing liability	49	(46,779)
Changes in operating assets and liabilities
Notes receivable	(70,354)	27,752
Accounts receivable	(102)	(9,426)
Accounts receivable - related parties	(1,569)	6,808
Other receivables	355	(2,826)
Other receivables - related parties	(4,219)	(20,212)
Inventories	(730)	(37,526)
Advances on inventory purchases	176	22,786
Advances on inventory purchases - related parties	(38,419)	(46,883)
Prepaid expense and other	(516)	(1,039)
Long-term deferred expense	56	260
Prepaid taxes	4,963	1,049
Accounts payable	59,351	57,648
Accounts payable - related parties	16,986	39,661
Other payables and accrued liabilities	15,300	1,887
Other payables - related parties	(12,676)	8,789
Customer deposits	20,043	(21,956)
Customer deposits - related parties	113,895	(9,457)
Taxes payable	2,708	(4,427)
Other noncurrent liabilities	-	1,370
Net cash provided by operating activities	65,523	3,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(32,943)	54,991
Cash proceeds from short term investment	164	-
Cash proceeds from sales of equipments and intangible assets	24	4
Equipment purchase and intangible assets	(56,861)	(24,093)
Net cash (used in) provided by investing activities	(89,616)	30,902

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	131,971	99,224
Borrowings on short term notes payable	439,342	289,548
Payments on short term notes payable	(485,455)	(493,064)
Borrowings on short term loans - bank	95,120	32,563
Payments on short term loans - bank	(165,711)	(63,315)
Borrowings on short term loan - others	9,853	21,296
Payments on short term loans - others	(14,426)	(21,432)
Borrowings on short term loan - related parties	24,528	142,999
Payments on short term loans - related parties	(5,849)	(30,430)
Deposits due to sales representatives	(425)	6,411
Deposit due to sales representatives - related parties	-	526
Net cash provided by (used in) financing activities	28,948	(15,674)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(444)	254

INCREASE IN CASH	4,411	19,332

CASH, beginning of period	31,967	46,467

CASH, end of period	$36,378	$65,799

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400 m2 sintering machine, two 1,280 m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to give a fair statement have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2013 annual report filed on Form 10-K filed on March 27, 2014.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current assets	$1,174,775	$1,282,054
Plant and equipment, net	1,260,199	1,262,144
Other noncurrent assets	77,116	29,014
Total assets	2,512,090	2,573,212
Total liabilities	(3,039,135)	(3,040,879)
Net liabilities	$(527,045)	$(467,667)

VIE and its subsidiaries’ liabilities consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$937,389	$988,364
Accounts payable	479,154	393,816
Accounts payable - related parties	281,899	235,116
Short term loans - bank	189,219	267,688
Short term loans - others	42,525	55,844
Short term loans - related parties	103,635	125,236
Current maturities of long-term loans – related party	56,130	56,614
Other payables and accrued liabilities	51,991	37, 028
Other payables - related parties	76,370	88,914
Customer deposits	106,959	87,661
Customer deposits - related parties	27,020	18,359
Deposit due to sales representatives	23,713	24,343
Deposit due to sales representatives – related parties	1,980	1,997
Taxes payable	6,013	3,357
Deferred lease income	2,168	2,187
Capital lease obligations, current	4,774	4,321
Intercompany payable to be eliminated	21,237	21,420
Total current liabilities	2,412,176	2,412,265
Non-current liabilities:
Long term loans - related parties	15,906	16,043
Deferred lease income - noncurrent	74,072	75,257
Capital lease obligations, noncurrent	376,025	375,019
Profit sharing liability	160,956	162,295
Total non-current liabilities	626,959	628,614
Total liabilities of consolidated VIE	$3,039,135	$3,040,879

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(in thousands)	(in thousands)
Sales	$594,014	$646,748
Gross (loss) profit	$(22,219)	$4,367
Income (loss) from operations	$(39,294)	$34,937
Net income (loss) attributable to controlling interest	$(38,034)	$8,325

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, respectively.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of March 31, 2014 and December 31, 2013 were (5.8) and (6.5), respectively. As of March 31, 2014, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.3 billion.

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

Line of credit

The Company received lines of credit from the listed major banks totaling $229.0 million with expiration dates ranging from March 23, 2015 to July 17, 2015.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of Chongqing	48.7	March 23, 2015*
Industrial Bank Co., Ltd.	48.7	May 5, 2015
China Merchant Bank	48.7	May 19, 2015
China CITIC Bank	32.5	June 16, 2015
Bank of Communication	17.9	July 17, 2015
Bank of Jinzhou	32.5	March 23, 2015*
Total	$229.0

*Management expects the lines of credit will be extended after the repayment dates.

As of the date of this report, the Company utilized $181.0 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $811.5 million with the following companies:

Company	Financing period covered	Financing Amount (in millions)

Company A – related party	July 1, 2013 – June 30, 2015	$162.3
Company B – third party	January 22, 2014 – January 22, 2017	162.3
Company C – third party	October 1, 2013 – March 31, 2015	486.9
Total		$811.5

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. On January 6, 2013, Company A signed a two-year agreement with Longmen Joint Venture to finance its coke purchase up to $81.9 million. On July 1, 2013, Company A agreed to increase the financing amount to $162.3 million and extend the financing period to June 30, 2015. Company B signed a two-year agreement with Longmen Joint Venture on November 7, 2013 to finance its coke purchase up to $162.3 million and agreed to extend the financing period for another three years effective on January 22, 2014. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, our payables to Company A and Company B were approximately $67.2 million and $94.9 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $486.9 million to commence on October 1, 2013 and end on March 31, 2015. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, our payable to Company C is approximately $5.8 million.

Other financing

On February 20, 2014, March 5, 2014, April 22, 2014 and April 23, 2014 Longmen Joint Venture signed payment extension agreements with each company listed below. In total, Longmen Joint Venture can obtain $362.0 million in financial support from two-year and three-year balancing payment extensions granted by the following five companies:

Company	Financing period covered	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$81.2
Company E – related party	April 23, 2014 – April 23, 2017	86.0
Company F – related party	April 22, 2014 – April 22, 2017	81.2
Company G – related party	March 5, 2014 – March 5, 2016	56.8
Company H – related party	March 5, 2014 – March 5, 2016	56.8
Total		$362.0

According to the contract terms, Company D, Company E, Company F, Company G and Company H have agreed to grant payment extensions in the amounts of $81.2 million, $86.0 million, $81.2 million, $56.8 million and $56.8 million respectively. As of the date of this report, our payables to Company D, Company E, Company F, Company G and Company H are approximately $20.3 million, $14.2 million, $16.1 million, $7.5 million and $9.6 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of March 31, 2014, Longmen Joint Venture has collected a total amount of $25.7 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from March 31, 2014 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of March 31, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended March 31, 2015
Current liabilities over current assets (excluding non-cash items) as of March 31, 2014 (unaudited)	$(1,295.4)
Projected cash financing and outflows:
Cash provided by line of credit from banks	229.0
Cash provided by vendor financing	811.5
Cash provided by other financing	362.0
Cash provided by sales representatives	25.7
Cash projected to be used in operations in the twelve months ended March 31, 2015	(29.5)
Cash projected to be used for financing cost in the twelve months ended March 31, 2015	(74.0)
Net projected change in cash for the twelve months ended March 31, 2015	$29.3

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result, the consolidated financial statements for the three months ended March 31, 2014 have been prepared on a going concern basis.

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of March 31, 2014 and December 31, 2013, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2014 and December 31, 2013 amounted to $465.0 million and $431.3 million, including $0.4 million and $2.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of March 31, 2014, $0.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 20.4% and 20.4% of the Company’s total sales for the three months ended March 31, 2014 and 2013, respectively. None of the five major customers accounted for more than 10% of total sales for the three months ended March 31, 2014 and 2013, respectively. These five major customers accounted for 0% of total accounts receivable, including related parties, as of March 31, 2014 and December 31, 2013. None of the five major customers accounted for more than 10% of total accounts receivable as of March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2014 and 2013, the Company purchased approximately 43.9% and 32.6% of its raw materials from five major suppliers, respectively. One of the five major suppliers individually accounted for more than 10% of the total purchases for the three months ended March 31, 2014, and none of the five major suppliers individually accounted for more than 10% of the total purchases for the three months ended March 31, 2013. These five vendors accounted for 39.6% and 29.1% of total accounts payable, including related parties, as of March 31, 2014 and December 31, 2013, respectively. Two of the five major suppliers individually accounted for more than 10% of total accounts payable as March 31, 2014, and none of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2013.

(g)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries and VIE in China use the local currency, Renminbi (“RMB”), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Translation adjustments included in accumulated other comprehensive income amounted to $3.6 million and $0.7 million as of March 31, 2014 and December 31, 2013, respectively. The balance sheet amounts, with the exception of equity at March 31, 2014 and December 31, 2013 were translated at 6.16 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2014 and 2013 were 6.12 RMB and 6.28 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 13, 2007, the Company entered into a Securities Purchase Agreement with certain institutional investors for the sale of $40 million of Notes and 1,154,958 common stock warrants, initially exercisable at $13.51 per share. On December 24, 2009, the warrant holders entered into an agreement with the Company that reset the exercise price from $13.51 to $5 per share and increased the number of warrants from 1,154,958 to 3,900,871. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs.

Payments related to the capital lease of the Asset Pool consist of two components: (1) a fixed monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid for the 20 year term of the Unified Management Agreement; and (2) 40% of any remaining pre-tax profits from the Asset Pool, which includes Longmen Joint Venture and the constructed iron and steel making facilities. The aforementioned profit sharing component meets the definition of a derivative instrument under ASC 815-10-15-83 and, accordingly, the profit sharing liability is accounted for separately as a derivative liability. It was recognized initially at its estimated fair value at inception. The estimated fair value is adjusted each reporting period, with changes in the estimated fair value of the profit sharing liability charged or credited to income each period.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company determines the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7.3%, based on the Company’s average borrowing rate. The projected profits/losses in Longmen Joint Venture are based upon, but not limited to, the following assumptions:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings
•	interest rate index
•	gross nation product index
•	industry index
•	government policy

From inception to December 31, 2012, the assumptions underlying the estimated fair value did not change significantly. Beginning in the first quarter of 2013, the assumptions related to unit selling prices and costs were revised, resulting in a reduction of the estimated profit sharing liability. These assumptions were further revised during 2013. The above assumptions were again reviewed by the Company at March 31, 2014 but no major change was deemed necessary to the assumptions used at December 31, 2013. For the three months ended March 31, 2014, the Company recognized a loss on the change in the fair value of the profit sharing liability of $0.05 million, due to a $2.81 million reduction in the present value discount offset by a $2.76 million gain resulting from the Asset Pool’s operating results for the three months ended March 31, 2014 being slightly lower than previously estimated as of December 31, 2013.

The estimated fair value of the profit sharing liability at March 31, 2014 is $161.0 million. Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowings rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of March 31, 2014 would have been $184.2 million and we would increase the loss from the change in the fair value of the profit sharing liability by $23.2 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of March 31, 2014 would have been $158.4 million and we would increase the gain from the change in the fair value of the profit sharing liability by $1.8 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014:

(in thousands)	Carrying Value as of March 31, 2014	Fair Value Measurements at March 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$160,956	$-	$-	$160,956
Total	$160,956	$-	$-	$160,956

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013:

(in thousands)	Carrying Value as of December 31, 2013	Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$162,295	$-	$-	$162,295
Total	$162,295	$-	$-	$162,295

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$162,295	$328,828
Change in fair value of profit sharing liability:
Present value discount amortization	2,810	16,872
Change in estimate	(2,761)	(191,441)
Change in derivative liabilities-warrants	-	1
Exchange rate effect	(1,388)	8,035
Ending balance	$160,956	$162,295

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Except for the derivative liabilities related to the profit sharing liability and to the warrants issued by the Company, which expired on May 13, 2013, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value. The carrying value of the long term loans-related party approximates its fair value as of the reporting date.

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

Interest expenses for early submission request of payment amounted to $14.1 million and $10.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

(k)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2014, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $24.1 million (RMB 148.3 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,851	2050 & 2053
Longmen Joint Venture	$24,075	2048 & 2052
Maoming Hengda	$2,694	2054

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

(l)	Investments in unconsolidated entities

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

The table below summarizes Longmen Joint Venture’s investment holdings as of March 31, 2014 and December 31, 2013.

Unconsolidated entities	Year acquired	March 31, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,042	24.1	$1,215	24.1

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of March 31, 2014 and December 31, 2013.

Unconsolidated entities	Year acquired	March 31, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,593	32.0	$15,728	32.0

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total investment income (loss) in unconsolidated subsidiaries amounted to $0.01 million and $(0.04) million for the three months ended March 31, 2014 and 2013, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive (loss) income.

(m)	Revenue recognition

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

The Company infrequently engages in trading transactions in which the Company acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, the Company does not have any general inventory risk, physical inventory loss risk or credit risk, and the Company does not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45.

(n)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying condensed consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd; due in June, July and December 2014; interest rate was 4.75%	$4,540	$4,540
Total loans receivable – related parties	$4,540	$4,540

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Accounts receivable	$5,188	$5,131
Less: allowance for doubtful accounts	(800)	(1,053)
Accounts receivable – related parties	4,474	2,942
Net accounts receivable	$8,862	$7,020

Movement of allowance for doubtful accounts is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$1,053	$1,367
Charge to expense	-	96
Less: recovery	(245)	(449)
Exchange rate effect	(8)	39
Ending balance	$800	$1,053

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Supplies	$23,172	$21,040
Raw materials	130,356	164,301
Finished goods	72,611	42,977
Less: allowance for inventory valuation	(15,378)	(15,397)
Total inventories	$210,761	$212,921

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2014 and December 31, 2013, the Company had provided allowance for inventory valuation in the amounts of $15.4 million and $15.4 million, respectively.

Movement of allowance for inventory valuation is as follows:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$15,397	$9,585
Addition	15,493	15,194
Less: write-off	(15,380)	(9,757)
Exchange rate effect	(132)	375
Ending balance	$15,378	$15,397

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $164.8 million and $127.9 million as of March 31, 2014 and December 31, 2013, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Buildings and improvements	$287,617	$274,402
Machinery	663,902	667,093
Machinery under capital lease	618,559	623,895
Transportation and other equipment	23,220	22,991
Construction in progress	24,920	11,412
Subtotal	1,618,218	1,599,793
Less: accumulated depreciation	(349,019)	(327,886)
Total	$1,269,199	$1,271,907

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress consisted of the following as of March 31, 2014:

Construction in progress	Value	Completion	Estimated additional cost to complete
description	(In thousands)	date	(In thousands)
Factory wall remodel	1,021	June 2014	77
Equipment updates	696	May 2014	1,332
Sintering machine construction	3,923	November 2014	141,580
#5 blast furnace construction	10,654	December 2014	166,253
Electrical substation construction	5	August 2014	24,523
Reconstruction of miscellaneous factory buildings	5,272	June 2014	4,405
Project materials	2,136		-
Others	1,213		-
Total	$24,920		$338,170

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

The carrying value of assets acquired under the capital lease consists of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$618,559	$623,895
Less: accumulated depreciation	(84,250)	(77,086)
Carrying value of leased assets	$534,309	$546,809

The Company assessed the recoverability of all of its remaining long lived assets at March 31, 2014 and December 31, 2013, respectively, and such assessment did not result in any impairment charges.

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $24.1 million and $21.1 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended March 31, 2014 and 2013, which amounted to $7.9 million and $7.0 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Land use rights	$30,620	$30,884
Mining right	2,438	2,459
Software	1,047	743
Subtotal	34,105	34,086
Less:
Accumulated amortization – land use rights	(8,595)	(8,498)
Accumulated amortization – mining right	(1,322)	(1,320)
Accumulated amortization – software	(601)	(561)
Subtotal	(10,518)	(10,379)
Intangible assets, net	$23,587	$23,707

The gross amount of the intangible assets amounted to $34.1 million and $34.1 million as of March 31, 2014 and December 31, 2013, respectively. The remaining weighted average amortization period is 33.3 years as of March 31, 2014.

Total amortization expense for the three months ended March 31, 2014 and 2013 amounted to $0.2 million and $0.2 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total depletion expense for the three months ended March 31, 2014 and 2013 amounted to $0.01 million and $0.1 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
March 31, 2015	$917	22,669
March 31, 2016	917	21,752
March 31, 2017	917	20,835
March 31, 2018	917	19,918
March 31, 2019	917	19,001
Thereafter	19,002	-
Total	$23,587

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $419.8 million and $399.4 million as of March 31, 2014 and December 31, 2013, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $133.0 million and $231.7 million as of March 31, 2014 and December 31, 2013, respectively.

The Company had the following short-term notes payable as of:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from April to July 2014. Restricted cash required of $13.0 million and $16.4 million as of March 31, 2014 and December 31, 2013, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$25,968	$29,466
Longmen Joint Venture: Notes payable to various banks in China, due various dates from April to September 2014. $406.8 million restricted cash and $133.0 million notes receivable are secured for notes payable as of March 31, 2014, and comparatively $383.0 million restricted cash and $231.7 million notes receivable secured as of December 31, 2013, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	937,389	988,364
Total short-term notes payable	$963,357	$1,017,830

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from May 2014 to January 2015. Weighted average interest rate was 7.1% per annum and 7.2% per annum as of March 31, 2014 and December 31, 2013, respectively; some are guaranteed by third parties. These loans were either repaid or renewed subsequently on the due dates.	$40,899	$34,229
Longmen Joint Venture: Loans from various banks in China, due various dates from April 2014 to January 2015. Weighted average interest rate was 6.1% per annum and 6.3% per annum as of March 31, 2014 and December 31, 2013, respectively; some are guaranteed by third parties, restricted cash or notes receivables. $128.2 million and $163.9 million restricted notes receivable were secured for the loans as of March 31, 2014 and December 31, 2013, respectively; These loans were either repaid or renewed subsequently on the due dates.	189,219	267,688
Total short-term loans - bank	$230,118	$301,917

As of March 31, 2014 and December 31, 2013, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. As of March 31, 2014, two of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20%. However, as of March 31, 2014, General Steel (China)’s debt to asset ratio was 93.5%. As of December 31, 2013, three of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20% and 70%. However, as of December 31, 2013, General Steel (China)’s debt to asset ratio was 89.7%.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of March 31, 2014 and December 31, 2013 was $5.2 million and $6.4 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from April to September 2014, and weighted average interest rate was 5.6% per annum and 5.2% per annum as of March 31, 2014 and December 31, 2013, respectively. These loans were either repaid or renewed subsequently on the due dates.	$17,987	$22,720
Longmen Joint Venture: Loans from financing sales.	24,538	33,124
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,170	6,223
Total short-term loans – others	$48,695	$62,067

The Company had various loans from unrelated companies amounting to $48.7 million and $62.1 million as of March 31, 2014 and December 31, 2013, respectively. Of the $48.7 million, $6.2 million loans carry no interest, $24.5 million of financing sales are subject to interest rates ranging between 4.2% and 5.9%, and the remaining $18.0 million are subject to interest rates ranging from 5.0% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the three months ended March 31, 2014 and 2013 amounted to $230.5 million and $165.2 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2014 and 2013 amounted to $0.9 million and $1.6 million, respectively.

Short term loans due to related parties

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	$1,445	$1,458
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	22,169	28,216
Longmen Joint Venture: Loan from Shaanxi Steel Group due on various dates from November 2014 to March 2015, and interest rate is 6.6% and 7.0% per annum.	73,035	49,110
Longmen Joint Venture: Loans from financing sales.	8,431	47,909
Total short-term loans - related parties	$105,080	$126,693

Long-term loans due to related party

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate are 5.6% - 5.9% per annum.	$72,035	$72,657
Less: Current maturities of long-term loans – related party	(57,428)	(53,013)
Long-term loans - related party	$14,607	$19,644

Total interest expense, net of capitalized interest, amounted to $9.5 million and $8.0 million for the three months ended March 31, 2014 and 2013, respectively.

Capitalized interest amounted to $0.6 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2014 and December 31 2013, customer deposits amounted to $252.4 million and $152.7 million, respectively, including deposits received from related parties, which amounted to $145.4 million and $64.9 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $25.7 million and $26.3 million in deposits due to sales representatives, including deposits due to related parties, as of March 31, 2014 and December 31, 2013, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Warrants

The Company had 3,900,871 outstanding warrants in connection with the $40 million convertible notes issued in 2007, which expired on May 13, 2013. The aforementioned warrants met the definition of a derivative instrument in the accounting standards and were recorded at their fair value on each reporting date. The change in the value of the derivative liabilities is charged against or credited to income each period.

The Company had the following warrants outstanding:

Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	(3,900,871)
Exercised	-
Outstanding as of December 31, 2013	-
Granted	-
Forfeited / expired	-
Exercised	-
Outstanding as of March 31, 2014	-

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $5.7 million and $3.6 million for the three months ended March 31, 2014 and 2013, respectively.

The Company paid income tax amounted to $0.01 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company had receivables of $0.01 million and $1.0 million, respectively, as a result of the disposal of equipment that has not been collected.

During the three months ended March 31, 2014 and 2013, the Company used $1.0 million $4.1 million inventory, respectively, in plant and equipment constructions.

The Company had $47.7 million notes receivable from financing sales loans to be converted to cash as of March 31, 2014.

During the three months ended March 31, 2014, the Company incurred $23.4 million accounts payable to be paid for the purchase of equipment and construction in progress.

During the three months ended March 31, 2014 and 2013, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.2 million and $0.2 million, respectively, which was not yet collected.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended March 31, 2014 and 2013, the Company recognized $0.5 million and $0.5 million, respectively. As of March 31, 2014 and December 31, 2013, the balance of deferred lease income amounted to $76.2 million and $77.4 million, respectively, of which $2.2 million and $2.2 million represents balance to be amortized within one year. See Note 20 – Related party transactions and balances (m) – Deferred lease income for details.

Note 15 - Capital lease obligations

Iron and steel production facilities

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a derivative liability, which is carried at fair value. See Note 16 – “Profit sharing liability”.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the three months ended March 31, 2014 and 2013, no contingent rent expense has incurred under these lease agreements.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years as of March 31, 2014:

Year ending March 31,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2015	$5,755
2016	4,211
2017	172,982
2018	31,906
2019	30,345
Thereafter	345,697
Total minimum lease payments	590,896
Less: amounts representing interest	(210,097)
Ending balance	$380,799

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense for the three months ended March 31, 2014 and 2013 on the capital lease obligations was $5.4 million and $5.1 million, respectively.

Note 16 – Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 2(h) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made during the three months ended March 31, 2014 and 2013.

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended March 31, 2014 and 2013, the Company recognized lease income of $0.5 million and $0.5 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended March 31, 2014 and 2013 are as follows:

(In thousands)	The three months ended March 31, 2014	The three months ended March 31, 2013
Current	$5	$71
Deferred	-	-
Total provision for income taxes	$5	$71

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $533.0 million will begin to expire in 2015. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of March 31, 2014 and December 31, 2013 was $100.7 million and $97.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$97,569	$72,891
Current period addition	4,129	23,293
Current period reversal	(155)	(1,206)
Deconsolidation of Tongxing	-	-
Exchange difference	(865)	2,591
Ending balance	$100,678	$97,569

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2014. The net operating loss carry forwards for United States income taxes amounted to $2.3 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2014 was $0.8 million. The net change in the valuation allowance for the three months ended March 31, 2014 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of March 31, 2014. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of March 31, 2014 and December 31, 2013, the Company had $12.1 million and $3.5 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $152.9 million and $151.9 million, respectively, for the three months ended March 31, 2014 and $183.2 million and $183.8 million, respectively, for the three months ended March 31, 2013.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Taxes payable consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
VAT taxes payable	$4,472	$2,211
Income taxes payable	164	173
Misc. taxes	2,640	2,244
Totals	$7,276	$4,628

Note 19 – Income (loss) per share

The computation of income (loss) per share is as follows:

(in thousands, except per share data)	The three months ended March 31, 2014	The three months ended March 31, 2013
Income (loss) attributable to holders of common stock	$(43,564)	$3,103
Basic and diluted weighted average number of common shares outstanding	55,813	54,805
Earnings (loss) per share
Basic and diluted	$(0.78)	$0.06

The Company had warrants exercisable for 0 and 3,900,871 shares of the Company’s common stock at March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the three months ended March 31, 2014 and 2013.

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$600,658	$605,839
Less: accumulated depreciation	(83,216)	(76,740)
Carrying value of leased assets	$517,442	$529,099

b. The following chart summarized sales to related parties for the three months ended March 31, 2014 and 2013.

Name of related parties	Relationship	Three months ended March 31, 2014	Three months ended March 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$44,800	$80,675
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group*	-	72
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	14,435
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	15	10,592
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	20,736	18,286
Shaanxi Steel	Majority shareholder of Long Steel Group	471	963
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	4,969	1,834
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	6,618	1,999
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	4,597	20,004
Total		$82,206	$148,860

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $33.3 million for the three months ended March 31, 2014. See Note 2(m) Revenue Recognition for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

c. The following charts summarize purchases from related parties for the three months ended March 31, 2014 and 2013.

Name of related parties	Relationship	Three months ended March 31, 2014	Three months ended March 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$151,772	$104,493
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	44,088	63,798
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	904	11,755
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	53
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	210
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	6,660	9,529
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	3,477
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	23,339	-
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	4,275	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	27,919	-
Others	Entities either owned or have significant influence by our affiliates or management	47	70
Total		$259,004	$193,385

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding**	4,540	4,540
Total		$4,540	$4,540

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

See Note 3 – loans receivable – related parties for loan details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Accounts receivables – related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$2,633	$548
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Shaanxi Steel	Majority shareholder of Long Steel Group	1,816	1,741
Others		6	634
Total		$4,474	$2,942

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$702	$406
Shaanxi Steel	Majority shareholder of Long Steel Group	47,238	46,439
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,237	1,247
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	484	491
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,859	4,901
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	2,531	-
Others	Entities either owned or have significant influence by our affiliates or management	803	622
Total		$57,854	$54,106

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$9,123
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	25,607
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	26,049	10,343
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	60,849	16,158
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	30,018	555
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	21,197
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	3,490	-
Others	Entities either owned or have significant influence by our affiliates or management	20	20
Total		$120,426	$83,003

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$71,047	$58,163
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	176,347	134,758
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	21,814	29,990
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	7,528	958
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,429	8,714
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	641	716
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	36	1,004
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	759
Others	Entities either owned or have significant influence by our affiliates or management	696	630
Total		$282,540	$235,692

f.	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$73,035	$49,110
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	22,169	28,216
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,183
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,431	8,178
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	6,548
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,445	1,458
Total		$105,080	$126,693

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$57,428	$53,013
Total		$57,428	$53,013

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$377	$380
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	31,861	43,636
Shaanxi Steel	Majority shareholder of Long Steel Group	43,983	44,363
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	900	895
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	325	291
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	469	473
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,248	1,745
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,375
Others	Entities either owned or have significant influence by our affiliates or management	531	921
Total		$80,694	$94,079

i.	Customer deposits – related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	1,967	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	20,978	15,038
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	4,065	2,748
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	275
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	118,346	46,521
Others	Entities either owned or have significant influence by our affiliates or management	-	289
Total		$145,366	$64,881

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	$1,396	$1,408
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	584	589
Total		$1,980	$1,997

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

k.	Long-term loans – related party:

Name of related party	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$14,607	$19,644
Total		$14,607	$19,644

The Company also provided guarantee on related parties’ bank loans amounting to $190.1 million and $205.8 million as of March 31, 2014 and as of December 31, 2013, respectively.

l.	Deferred lease income

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$77, 444	$77,199
Less: Lease income realized	(546)	(2,158)
Exchange rate effect	(658)	2,403
Ending balance	76,240	77,444
Current portion	(2,168)	(2,187)
Noncurrent portion	$74,072	$75,257

For the three months ended March 31, 2014 and 2013, the Company realized lease income from Shaanxi Steel, a related party, amounted to $0.5 million and $0.5 million, respectively.

m.	Equity

On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership by the CEO, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu as of the ownership disposal date and recognize a gain, which amounted to $1.0 million. After the deconsolidation of Tianwu, General Steel (China)’s 32% interest in Tianwu was accounted for as an equity method investment, which amounted to $15.6 million and $15.8 million as of March 31, 2014 and December 31, 2013, respectively.

Note 21 – Equity

2014 Equity Transactions

On February 3, 2014, the Company granted 80,000 shares of common stock at $1.01 per share as service fees for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at the quoted market price on the grant date.

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended March 31, 2014 and 2013 amounted to $2.8 million and $2.2 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended March 31, 2014 and 2013, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the three months ended March 31, 2014 and 2013, the Company made contributions of $0.3 million and $0.2 million to these reserves, respectively and used $0.1 million and $0.1 million of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of March 31, 2014 is as follows:

Year ending March 31,	Minimum lease payment
(in thousands)
2015	$1,243
2016	568
2017	568
2018	568
2019	568
Years after	19,744
Total minimum payments required	$23,259

Total rental expense was $0.9 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

Contractual Commitments

Longmen Joint Venture has $338.2 million contractual obligations related to construction projects as of March 31, 2014 estimated to be fulfilled between May and December 2014.

Contingencies

As of March 31, 2014, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $274.5 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$177,353	Various from April 2014 to August 2015
Three-party financing agreements	4,869	July 2014
Confirming storage	41,549	Various from April to September 2014
Financing by the rights of goods delivery in future	50,719	Various from April to October 2014
Total	$274,490

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$55,182	Various from September 2014 to August 2015
Hancheng Haiyan Coking Co., Ltd	44,795	Various from April to December 2014
Shaanxi Xingyuan Materials Co., Ltd.	2,435	July 2014
Long Steel Group Fuping Rolling Steel Co., Ltd	6,938	Various from April to June 2014
Shaanxi Tianyi Metal Materials Co., Ltd	6,492	December 2014
Xi’an Laisheng Logistics Co., Ltd	11,767	Various from May to August 2014
Xi'an Kaiyuan Steel Sales Co., Ltd	6,492	January 2015
Shaanxi Anlin Logistics Co., Ltd	6,492	April 2014
Shaanxi Longan Industry Co., Ltd.	8,115	December 2014
Hancheng Sanli Furnace Burden Co., Ltd.	16,230	March 2015
Tianjin Dazhan Industry Co., Ltd	44,633	Various from June 2014 to March 2015
Tianjin Hengying Trading Co., Ltd	40,575	Various from July 2014 to January 2015
Tianjin Qiu Steel Pipe Industry Co., Ltd	4,869	April 2014
Jinmen Desheng Metallurgy Co., Ltd	19,475	Various from August to September 2014
Total	$274,490

As of March 31, 2014, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents results of division operations for three months ended March 31, 2014 and 2013:

(In thousands)
Sales:	2014	2013
Longmen Joint Venture	$594,014	$646,748
Maoming Hengda	36	1,523
Baotou Steel Pipe Joint Venture	162	9
General Steel (China) & Tianwu Joint Venture	53	48,726
Total sales	594,265	697,006
Interdivision sales	(54)	(45,715)
Consolidated sales	$594,211	$651,291

Gross profit (loss):	2014	2013
Longmen Joint Venture	$(22,219)	$4,367
Maoming Hengda	24	(228)
Baotou Steel	(23)	(78)
General Steel (China) & Tianwu Joint Venture	(343)	6
Total gross profit (loss)	(22,561)	4,067
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$(22,561)	$4,067

Income (loss) from operations:	2014	2013
Longmen Joint Venture	$(39,294)	$34,937
Maoming Hengda	(522)	(797)
Baotou Steel	(44)	(361)
General Steel (China) & Tianwu Joint Venture	(2,566)	(808)
Total income (loss) from operations	(42,426)	32,971
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(1,237)	(1,080)
Consolidated income (loss) from operations	$(43,663)	$31,891

Net income (loss) attributable to General Steel Holdings, Inc.:	2014	2013
Longmen Joint Venture	$(38,034)	$8,325
Maoming Hengda	(537)	(771)
Baotou Steel	(35)	(289)
General Steel (China) & Tianwu Joint Venture	(3,843)	(3,156)
Total net income (loss) attributable to General Steel Holdings, Inc.	(42,449)	4,109
Interdivision net income	-	-
Reconciling item (1)	(1,115)	(1,006)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(43,564)	$3,103

Depreciation, amortization and depletion:	2014	2013
Longmen Joint Venture	$23,530	$20,431
Maoming Hengda	304	311
Baotou Steel	62	97
General Steel (China) & Tianwu Joint Venture	450	519
Consolidated depreciation, amortization and depletion	$24,346	$21,358

Finance/interest expenses:	2014	2013
Longmen Joint Venture	$26,990	$22,150
Maoming Hengda		-
Baotou Steel	1	-
General Steel (China) & Tianwu Joint Venture	1,609	2,706
Interdivision interest expenses	-	-
Reconciling item (1)	95	1
Consolidated interest expenses	$28,695	$24,857

Capital expenditures:	2014	2013
Longmen Joint Venture	$56,747	$24,083
Maoming Hengda	32	2
Baotou Steel	-	7
General Steel (China) & Tianwu Joint Venture	82	1
Reconciling item (1)	-	-
Consolidated capital expenditures	$56,861	$24,093

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total Assets as of:	March 31, 2014	December 31, 2013
Longmen Joint Venture	$2,512,090	$2,573,212
Maoming Hengda	28,278	29,211
Baotou Steel Pipe Joint Venture	4,122	4,448
General Steel (China) & Tianwu Joint Venture	182,641	121,883
Interdivision assets	(33,930)	(34,213)
Reconciling item (2)	8,311	5,817
Total Assets	$2,701,512	$2,700,358

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months ended March 31, 2014 and 2013.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of March 31, 2014 and December 31, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 27, 2014.

Recent Developments and First Quarter Highlights

The first quarter of 2014 was highlighted with the following:

•	Sales in the first quarter of 2014 decreased by 8.8% to $594.2 million, from $651.3 million in the first quarter of 2013, due to the decrease in the average selling price despite an increase in the sales volume of our products. For the first quarter of 2014, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.32 million metric tons, an increase of 1.1%, compared to 1.26 million metric tons in the first quarter of 2013, with an average selling price of $450.9 per ton, as compared to $515.3 per ton in the first quarter of 2013.

•	Gross loss in the first quarter of 2014 was $(22.6) million, or (3.8)% of total revenue, as compared to a gross profit of $4.1 million, or 0.6% of total revenue in the first quarter of 2013.

•	Total finance expense in the first quarter of 2014 was $28.7 million, as compared to 24.9 million for the same period in 2013. Finance expenses mainly consisted of interest expense on capital lease, which was $5.1 million and $5.1 million in the first quarter of 2014 and 2013, respectively, and interest expense on bank borrowings and discounted notes receivable, which was $23.6 million and $18.8 million in the first quarter of 2014 and 2013, respectively.

•	Income (loss) per share were $(0.78) and $0.06 in the first quarter of 2014 and 2013, respectively. The increase in the loss in the first quarter was mainly due to the decrease in the average selling price of rebar decreasing more than the average cost, leading to a gross loss.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Daqiuzhuang Steel Plates Co., Ltd. (the “Lessee”), whereby General Steel (China) leased its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee (the “Lease Agreement”). The Lease Agreement provides approximately 776,078 square feet of workshops, land, equipment and other facilities to the Lessee and allows our Company to reduce overhead costs while providing a recurring monthly income stream resulting from payments due under the lease. The initial term of the Lease Agreement was from January 1, 2010 to December 31, 2011 and the monthly base rental rate due to General Steel (China) was approximately $0.2 million (RMB 1.7 million). On July 28, 2011, General Steel (China) signed a supplemental agreement with the Lessee to extend the lease for an additional five years to December 31, 2016. However, due to current steel market conditions, the Lessee has informed us that it did not intend to continue with the lease at June 30, 2012. There was no penalty for early termination. Subsequently, General Steel (China) leased parts of its facilities to Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. A write-down in the carrying value of property, plant and equipment in relation to this event has been assessed and an impairment of $5.4 million (RMB 35.1 million) was recorded in the selling, general and administrative expenses in the second quarter of 2011 and an additional $3.9 million (RMB 24.3 million) was recorded in the selling, general and administrative expenses for the year ended December 31, 2012. Management also re-evaluates the fair value of its long-term assets on annual basis, or upon a triggering event which would require an assessment sooner.

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

Dismantling of certain assets and a sub-lease of Longmen Joint Venture’s land associated with the construction by Shaanxi Steel began in June 2009. At the beginning of the construction in June 2009, Longmen Joint Venture reached an oral agreement with Shaanxi Steel that all costs incurred related to the construction would be reimbursed by Shaanxi Steel. From that point forward through construction and testing until completion of the project in March 2011, Longmen Joint Venture recorded the related costs as they were incurred according to the nature of these costs and recognized the related receivable from Shaanxi Steel. In December 2010, Shaanxi Steel and Longmen Joint Venture were able to finalize the amount of costs incurred by the Longmen Joint Venture to be reimbursed and executed two agreements between the two parties on December 20, 2010. To compensate us, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) relating to the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009, and $29.7 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.5 million (RMB 89.5 million) and $14.5 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products. As such, the cost of using these assets, and therefore the fair value of the free rent received, was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the period. Costs of $7.1 million (RMB 43.9 million) each year were deferred and will be recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets

The amount of reimbursement was deferred as lease income and is being recognized and amortized to income over the remaining terms of the 40-year sub-lease. For the three months ended March 31, 2014 and 2013, we recognized lease income of $2.2 million and $2.2 million, respectively. As of March 31, 2014 and December 31, 2013, the deferred lease income on the land sub-lease was $76.2 million and $77.4 million, respectively. The remaining life of amortization is 35.0 years as of March 31, 2014.

On April 29, 2011, we entered into a 20-year Unified Management Agreement (the “Unified Management Agreement”) with Longmen Joint Venture, Shaanxi Coal and Shaanxi Steel. Shaanxi Steel is the controlling shareholder of Long Steel Group which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal is the parent company of Shaanxi Steel, a state-owned entity. Under the terms of the Unified Management Agreement, all manufacturing machinery of Longmen Joint Venture and $600.7 million (or approximately RMB 3.7 billion) of the newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400m2 sintering machine, two 1,280m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (the “Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operation of the new and existing facilities.

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

Longmen Joint Venture pays Shaanxi Steel for the use of the iron and steel making facilities an amount that equals the depreciation expense on the equipment constructed by Shaanxi Steel in addition to 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, our economic interest in the profits generated by the Asset Pool decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture has increased by three million tons, or 75%. The Unified Management Agreement is also expected to improve Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool.

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

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and a derivative liability and therefore, is accounted for as such by Longmen Joint Venture. See Note 2 - “Summary of significant accounting policies”, Note 15 - “Capital lease obligations” and Note 16 - “Profit sharing liability” of the Notes to Condensed Consolidated Financial Statements included herein.

 In November 2010, we brought online a 1,200,000 metric ton capacity rebar production line, which was renovated based on an existing 800,000 metric ton capacity rebar production line. In July 2011, we brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from the Maoming Hengda (as defined below) facility and consume less energy when running at maximum efficiency compared to our previous production line. In July and November of 2013, we brought online two advanced continuous-rebar-rolling production lines with processing capacities of 900,000 metric tons and 1,200,000 metric tons of rebar respectively. Longmen Joint Venture now has a total processing capacity of 5.2 million metric tons.

Maoming Hengda Steel Co., Ltd

On June 25, 2008, through our subsidiary Qiu Steel, we paid approximately $7.1 million (RMB 50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB 544.6 million).

Maoming Hengda’s core business was the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors which targeted customers in Guangxi Province and the western region of Guangdong.

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

Production Capacity Information Summary by Subsidiary

Annual Production Capacity (metric tons)	General Steel (China)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda (1)
Crude Steel	-	-	7 million	-
Processing	400,000	100,000	4.3 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

(1)	The production facilities of General Steel (China) and Maoming Hengda currently are leased to unrelated parties.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended March 31, 2014, approximately 20.4% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Demand for our Products

For the three months ended March 31, 2014 and 2013, rebar, our major product, comprised of more than 99% and 99% of our sales, respectively. Overall, domestic economic growth is an important driver of demand for our major product, especially from construction and infrastructure projects.

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

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an, Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with an investment of approximately $40.2 billion (RMB 260 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and construction projects provide strong and stable demand for our steel products in this area, in which we have over 70% of the market share.

In January 2011, the Shaanxi provincial government announced that it will invest approximately $13.0 billion (RMB 80 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan. In addition to hydro projects, according to the central government, 16,000 total kilometers of high speed railway will be built by 2020.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended March 31, 2014 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Longgang Group Import & Export Co., Ltd.	Iron Ore	15.4%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	9.7%	Third Party
Long Steel Group	Iron Ore	7.6%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	7.3%	Related Party
China Railroad Logistics Xi'an Co., Ltd.	Iron Ore	3.9%	Third Party
	Total	43.9%

 Industry Environment

Despite demand growth experienced during 2010 and 2011, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability which has become the most significant challenge in the steel manufacturing business. Chinese crude steel production was 202.7 million tons from January to March in 2014, an increase of 2.37% compared to the same period last year, while the total consumption of crude steel reached 160 million tons from January to March in 2014, increased by 0.75% from the same period last year, according to the China Iron and Steel Association.

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

Results of Operations for the Three Months Ended March 31, 2014

Sales

Three months ended March 31, 2014 compared with three months ended March 31, 2013

The following table sets forth sales and volume in metric tons.

	Three months ended
	March 31, 2014			March 31, 2013			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,317,540	$594,014	100.0%	1,255,123	$646,748	99.3%	5.0%	(8.2)%
Others	723	197	0.0%	49,300	4,543	0.7%	(98.5)%	(95.7)%
Total Sales	1,318,263	$594,211	100.0%	1,304,423	$651,291	100.0%	1.1%	(8.8)%

Total sales for the three months ended March 31, 2014 decreased by 8.8% to $594.2 million from $651.3 million for the same period in 2013. The decrease in sales compared to the same period in 2012 was predominantly due to the decreased average selling price. Longmen Joint Venture comprised approximately 100.0% and 99.3% of total sales for the first quarter of 2014 and 2013, respectively. Sales volume of rebar increased by 5.0% to 1.32 million metric tons, compared to 1.26 million metric tons in the same period in 2013.  The average selling price of rebar decreased by 12.5% to approximately $450.9 per ton in the first quarter of 2014 compared to approximately $515.3 per ton in the same period of 2013.

Our product demands and prices had been rising in the first two quarters of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices declined significantly in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the third quarter of 2012, evidencing a continued decline. The over-capacity issue continued to impact our results during the year of 2013 and into 2014. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison to the same period in 2013.

Our five major customers were distributors and collectively represented approximately 20.4% of our total sales for the three months ended March 31, 2014 as compared to 20.4% of our total sales for the three months ended March 31, 2013. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended March 31, 2014 compared with three months ended March 31, 2013

	Three months ended
	March 31, 2014			March 31, 2013			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,317,540	$616,234	99.9%	1,255,123	$642,381	99.3%	5.0%	(4.1)%
Others	723	538	0.1%	49,300	4,843	0.7%	(98.5)%	(88.9)%
Total Cost of Goods Sold	1,318,263	$616,772	100.0%	1,304,423	$647,224	100.0%	1.1%	(4.7)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 67.4% of our total cost of sales. The cost of goods sold decreased by 4.7% to $616.8 million in the first quarter of 2014 from $647.2 million in the same period of 2013. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 3.0% and approximately 17.0%, respectively, for the three months ended March 31, 2014 as compared to the same period in 2013. As such, the average costs of rebar manufactured decreased 8.6% to approximately $467.7 per ton in the first quarter of 2014 from approximately $511.8 per ton in the same period of 2013.

Gross Profit (Loss)

Three months ended March 31, 2014 compared with three months ended March 31, 2013

	Three months ended
	March 31, 2014			March 31, 2013			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	1,317,540	$(22,220)	(3.7)%	1,255,123	$4,367	0.7%	(608.8)%
Others	723	(341)	(173.1)%	49,300	(300)	(6.6)%	13.7%
Total Gross Profit (Loss)	1,318,263	$(22,561)	(3.8)%	1,304,423	$4,067	0.6%	(654.7)%

Gross loss for the first quarter of 2014 was $(22.6) million, or (3.8)% of total sales, as compared to a gross profit of $4.1 million, or 0.6% of total sales in the same period in 2013. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 12.5% was slightly higher to the percentage decrease of costs of rebar manufactured of 8.6% for the first quarter of 2014 as compared to the same period of 2013.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended March 31, 2014 compared with three months ended March 31, 2013

(in thousands)	Three months ended
	March 31, 2014	March 31, 2013	Change %

Selling, general and administrative expenses	$(21,053)	$(18,955)	11.1%
SG&A expenses as a percentage of total revenue	(3.5)%	(2.9)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses increased by 11.1% to $21.1 million for the three months ended March 31, 2014, compared to $19.0 million for the same period in 2013.

Selling expenses increased by 3.4% to $8.3 million for three months ended March 31, 2014 as compared to $8.1 million in the same period of 2013. The increase was mainly due to the increase in freight expenses along with the 5.0% increase in the sales volume of our rebar products.

In addition, general and administrative (“G&A”) expenses were approximately $12.7 million and $10.9 million for three months ended March 31, 2014 and 2013, respectively. The 16.7% increase was mainly due to the rise of benefit expenses and waste management and environmental protection expenses.

Change in Fair Value of Profit Sharing Liability

Three months ended March 31, 2014 compared with three months ended March 31, 2013

(in thousands)	Three months ended
	March 31, 2014	March 31, 2013	Change %

Change in fair value of profit sharing liability	$(49)	$46,779	(100.1)%

We have considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. Also, there had been a tightening of the monetary policy by the Chinese policy makers since June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the macroeconomic events in China, as well as our most recent operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the first quarter of 2013, and the lack of gross profit recovery as quickly as expected in 2012, we foresaw a greater downward trend in 2014 through 2016 than previously anticipated in 2012. As our projected profit (loss) decreased in 2013, the fair value of our profit sharing liability was reduced as compared to our previous estimates in 2012 and we recognized a gain of $46.8 million in our income (loss) from operations for the three months ended March 31, 2013. We recognized a loss on change in fair value of profit sharing liability of $0.05 million in our income (loss) from operations for the three months ended March 31, 2014 primarily due to the amortization of the present value discount. The fair value of the profit sharing liability at March 31, 2014 was not materially different from the previous reporting period.

Income (Loss) from Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013

(in thousands)	Three months ended
	March 31, 2014	March 31, 2013	Change %

Income (loss) from operations	$(43,663)	$31,891	(236.9)%

Loss from operations for the three months ended March 31, 2014 was $(43.7) million as compared to $31.9 million income from operations for the same period in 2013. The increase in loss from operations was predominantly due to the increase in gross loss and the decrease in the change in fair value of profit sharing liability.

Other Income (Expense)

Three months ended March 31, 2014 compared with three months ended March 31, 2013

(in thousands)	Three months ended
	March 31, 2014	March 31, 2013	Change %

Interest income	$3,192	$2,439	30.9%
Finance/interest expense	(23,609)	(19,762)	19.5%
Financing cost on capital lease	(5,086)	(5,095)	(0.2)%
Gain on disposal of equipment	46	331	(86.1)%
Income from equity investment	13	(42)	(131.0)%
Foreign currency transaction gain (loss)	(854)	28	(3,150.0)%
Lease income	546	532	2.6%
Other non-operating income (expense), net	(176)	268	(165.4)%
Total other expense, net	$(25,928)	$(21,300)	21.7%

Total other expense, net, for the three months ended March 31, 2014 was $25.9 million, a 21.7% increase compared to $21.3 million for the same period in 2013. The increase was mainly a result of the $3.8 million increase in finance/interest expenses and $0.9 million increase in foreign currency transaction loss from the appreciation of our USD bank loans. The increase in finance/interest expenses was mainly a result of the increase in the amount of bank notes receivable redeemed early and the amount borrowed from banks and third parties in the first quarter of 2014 as compared to the same period in 2013. As a result, notes receivable early redemption expenses for the three months ended March 31, 2014 amounted to $14.1 million, a $3.3 million or 30.6% increase from $10.8 million for the same period in 2013, and interest expense on loan borrowings for the three months ended March 31, 2014 amounted to $9.5 million, a $1.5 million or 18.8% increase from $8.0 million for the same period in 2013.

Income Taxes

For the three months ended March 31, 2014 and 2013, we had a total tax provision of $5 thousand and $71 thousand, respectively. For the three months ended March 31, 2014 and 2013, we had current income tax provisions for our profitable subsidiaries, amounting to $0 and $0.1 million, respectively. For the three months ended March 31, 2014, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax provision was recorded for the three months ended March 31, 2014 as the deferred tax assets had been fully reserved.

For the three months ended March 31, 2014 and 2013, we had effective tax rates of 0.0% and 0.7%, respectively.

Net Income (Loss)

Three months ended March 31, 2014 compared with three months ended March 31, 2013

(in thousands)	Three months ended
	March 31, 2014	March 31, 2013	Change %

Net income (loss)	$(69,596)	$10,520	(761.6)%

Net Income (Loss) attributable to General Steel Holdings, Inc.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

(in thousands)	Three months ended
	March 31, 2014	March 31, 2013	Change %

Net income (loss)	$(69,596)	$10,520	(761.6)%
Less: Net income (loss) attributable to the noncontrolling interest	(26,032)	7,417	(451.0)%
Net income (loss) attributable to General Steel Holdings, Inc.	$(43,564)	$3,103	(1,503.9)%

Net loss attributable to us for the three months ended March 31, 2014 was $(43.6) million as compared to $3.1 million income for the same period in 2013. The increase in net loss attributable to us for the three months ended March 31, 2014 was mainly a result of the $26.3 million increase in gross loss, $46.8 million decrease in gain from change in fair value of profit sharing liability and a $3.8 million increase in finance/interest expense.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of March 31, 2014, our current liabilities exceeded the current assets by approximately $1,297.6 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

 Based on the above considerations, Management and our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. As a result, our unaudited condensed consolidated financial statements for the period ended March 31, 2014 have been prepared on a going concern basis.

As of March 31, 2014, we had cash and restricted cash aggregating $465.0 million, of which $428.6 million was restricted.

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

Substantially all our operations are conducted in China and all of our revenues are denominated in Renminbi (“RMB”). RMB is subject to the exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into U.S. Dollars.

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

Short-term Notes Payable

As of March 31, 2014, we had $963.4 million in short-term notes payable liabilities, which were secured by restricted cash of $419.8 million and restricted notes receivable of $133.0 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are subject to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of March 31, 2014, we had $230.1 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

Total financing sales for the three months ended March 31, 2014 and 2013 amounted to $230.5 million and $165.2 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2014 and 2013 amounted to $0.9 million and $1.6 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of March 31, 2014 and December 31, 2013 were (5.8) and (6.5), respectively. As of March 31, 2014, our current liabilities exceed current assets (excluding non-cash item) by $1.3 billion.

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

For more details and terms about our financial supports, see Note 2(d) in our Notes to the condensed consolidated financial statements.

With the financial support from the banks and the companies discussed in Note 2(d) in our Notes to the condensed consolidated financial statements, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of March 31, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended March 31, 2015
Estimated current liabilities over current assets (excluding non-cash items) as of March 31, 2014 (unaudited)	$(1,295.4)
Projected cash financing and outflows:
Cash provided by line of credit from banks	229.0
Cash provided by vendor financing	811.5
Cash provided by other financing	362.0
Cash provided by sales representatives	25.7
Cash projected to be used in operations in the twelve months ended March 31, 2015	(29.5)
Cash projected to be used for financing cost in the twelve months ended March 31, 2015	(74.0)
Net projected change in cash for the twelve months ended March 31, 2015	$29.3

As a result, the unaudited condensed consolidated financial statements for the three month period ended March 31, 2014 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2014 and 2013 was $65.5 million and $3.9 million, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income (loss) of $29.9 million for the three months ended March 31, 2014, compared to $20.9 million in the same period in 2013. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Change in fair value of derivative liabilities;
-	Gain on disposal of equipment;
-	Provision for doubtful accounts;
-	Reservation of mine maintenance fee;

-	Stock issued for service and compensation;
-	Amortization of deferred financing cost on capital lease;
-	(Income) loss from equity investments;
-	Foreign currency transaction (gain) loss;
-	Deferred lease income; and
-	Change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Accounts payable, including related parties: The increase in accounts payable, including related parties, was mainly due to Longmen Joint Venture making more purchases during the three months ended March 31, 2014 as compared to the same period in 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period;
-	Other payables and accrued liabilities: The increase in other payables and accrued liabilities was mainly due to an decrease in payments to various third parties for the three months ended March 31, 2014 compared to same period in 2013; and
-

Customer deposits, including related parties: The increase in customer deposit, including related parties was mainly due to our customers making more prepayment to us for the three months ended March 31, 2014. These deposits were subsequently recognized as sales after March 31, 2014 in accordance with our sales recognition policy.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Notes receivable: The increase was mainly due more notes receivable being received as a form of payment in the first three months of 2014 as compared to the same period in 2013;
-	Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry; and
-	Other payables – related parties: The decrease in other payables – related parties was mainly due to an increase in payments to various related parties for the three months ended March 31, 2014 compared to the same period in 2013.

Investing activities

Net cash used in investing activities was $89.6 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $30.9 million for the three months ended March 31, 2013. Fluctuation in cash outflow between the two periods was mainly due to the increase of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first three months of 2014, such balance increased because we needed more notes payable to settle with suppliers. In addition, the increase in cash used was also due to $56.9 million incurred for equipment and intangible asset purchases for the three months ended March 31, 2014 while $24.1 million was incurred in the same period in 2013.

Financing activities

Net cash provided by financing activities was $28.9 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $15.7 million for the three months ended March 31, 2013. Compared to the same period in 2013, the increase of cash inflow from financing activities was mainly driven by the following:

•	Restricted notes receivable: The decrease of restricted notes receivable was mainly due to the use of more restricted cash instead of restricted notes receivable for borrowings on notes payable and bank loans as of March 31, 2014;
•	Short term notes payable: We borrowed more notes payables to banks to pay suppliers for the three months ended March 31, 2014 compared to the same period in 2013 and repaid less notes payable from the banks during the quarter;
•	Short term loans – bank: We borrowed more from banks for the three months ended March 31, 2014 compared to the same period in 2013; and
•	Short term loans – related parties: We repaid fewer loans from related parties for the three months ended March 31, 2014 as compared to the same period in 2013.

The cash inflow was offset by the following cash outflow:

•	Short term loans: We repaid more money to banks for the three months ended March 31, 2014 as they became due compared to the same period in 2013 and borrowed less short term loans from the other parties and related parties during the quarter as we generated positive operating cash flows in the first quarter of 2014 allowing us to decrease borrowings on short term loans; and
•	Deposits due to sales representatives: We received fewer deposits from sales representatives for the three months ended March 31, 2014 compared to the same period in 2013.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended March 31, 2014 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of March 31, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$963,357	$963,357	$-	$-	$-
Bank loans	230,118	230,118	-	-	-
Other loans, including related parties	153,774	153,774	-	-	-
Deposits due to sales representatives, including related parties	25,693	25,693	-	-	-
Lease obligations	23,259	1,243	1,136	1,136	19,744
Construction obligations - Longmen Joint Venture	338,170	338,170	-	-	-
Long term loan – Shaanxi Steel	72,035	57,428	14,607	-	-
Capital lease obligation	380,799	4,774	118,485	27,161	230,379
Profit sharing liability	160,956	-	-	-	160,956
Total	$2,348,161	$1,774,557	$134,228	$28,297	$411,079

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of March 31, 2014, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $274.5 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$177,353	Various from April 2014 to August 2015
Three-party financing agreements	4,869	July 2014
Confirming storage	41,549	Various from April to September 2014
Financing by the rights of goods delivery in future	50,719	Various from April to October 2014
Total	$274,490

As of March 31, 2014, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

We infrequently engage in trading transactions in which we acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, we do not have any general inventory risk, physical inventory loss risk or credit risk, and we do not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45.

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

As of March 31, 2014, the fair value of our plant and equipment exceeded our carrying value of these assets by approximately 71.9%. We used the discounted cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues. The estimated fair value of these assets may be lower than their current fair value, thus could result in future impairment charge if potential events occur to further reduce the current selling price or product demand in the steel market or increase our cost that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

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

The warrants issued in conjunction with the December 2007 notes were carried at fair value. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs.

We determine the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses with a discount rate of 7.3%, based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture are based upon, but not limited to, the following assumptions:

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended March 31, 2014 and 2013. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Capital lease obligations

Iron and steel production facilities

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the three months ended March 31, 2014 and 2013, no contingent rent expense has incurred under these lease agreements.

Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation” in the Notes to Condensed Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 2(h) – “Financial instruments” in the Notes to Condensed Consolidated Financial Statements for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made during the three months ended March 31, 2014 and 2013.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were effective as of March 31, 2014.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 27, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2014, in connection with two services agreements relating to investor relations and consulting services, both dated as of January 14, 2014, we issued 80,000 shares of common stock. The total cost of the stock issuance was $80,800. We based the market price for our common shares on the date they were granted, which was $1.01 per share. The recipients are accredited investors and the issuances are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration provided pursuant to Section 4(2) of the Securities Act.

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

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

General Steel Holdings, Inc.

Date: May 15, 2014	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: May 15, 2014	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

