Form 10-K/A
period 2013-12-31
GENERAL STEEL HOLDINGS INC
filed 2014-08-19
CIK 1239188

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

As of August 1, 2014, 58,314,688 shares of common stock, par value $0.001 per share, were outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”), to amend and restate our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original 10-K”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2014. This Amendment No. 1 also amends our previously filed annual reports on Form 10-K for the years ended December 31, 2012 and 2011 and previously filed quarterly reports on Form 10-Q for the interim periods ended September 30, 2013, June 30, 2013, March 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011, as a comprehensive filing.

This Amendment No. 1 restates the following items:

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Result of Operations;
•	Part II, Item 8 – Financial Statements and Supplementary Data - Notes 2, 3(c), 3(i), 17 and 26;
•	Part II, Item 9A – Controls and Procedures; and
•	Part IV, Item 15 – Exhibits, Financial Statements Schedules

This Amendment No. 1 includes the previously filed quarterly reports on Form 10-Q for the interim periods ended September 30, 2013, June 30, 2013, March 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011 under PART V – FINANCIAL INFORMATION - QUARTERLY and PART VI – OTHER INFORMATION- QUARTERLY and restates the following items:

•	Part V, Item 1 – Financial Statements - Notes 2, 3(c), 3(h), 16, 17 and 26;
•	Part V, Item 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations;
•	Part V, Item 4 – Controls and Procedures; and
•	Part VI, Item 6 – Exhibits

Except for the Items noted above, no other information included in the Original 10-K is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, we have not updated or modified the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our periodic reports filed with the Commission subsequent to the filing of the Original 10-K, including any amendment to those filings.

This Amendment No. 1 contains restatements related to the classification, display and disclosure of our profit sharing liability (which, since its inception during the interim period ended June 30, 2011, has been accounted for at fair value as a derivative instrument liability), which we concluded to be incomplete and inconsistent after communications with the Staff of the Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff and us. We are amending the previously filed annual and quarterly reports as discussed above that were materially affected by these incomplete and inconsistent disclosures, although the restatements do not impact our previously reported consolidated balance sheets, or consolidated statements of changes in deficiency, nor do the restatements result in adjustment of reported net income/loss in our consolidated statements of operations and comprehensive income (loss) or adjustment of reported cash flows in our consolidated statements of cash flows for any period presented.

A summary of the effects of this restatement on our financial statements included in this Amendment No. 1 is presented under Part II, Item 8 – Financial Statements and Supplementary Data at Note 2, “ Restatement” and Part V, Item 1 – Financial Statements at Note 2, “ Restatement”.

This Amendment No. 1 includes re-issued dual dated audit reports of Friedman, LLP and new officer certifications, which are filed as exhibits to this Amendment No. 1.

PART V – FINANCIAL INFORMATION – QUARTERLY

ITEM 1.	FINANCIAL STATEMENTS.
	Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited), June 30, 2013 (unaudited), March 31, 2013 (unaudited), and December 31, 2012.	150
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited), June 30, 2012 (unaudited), March 31, 2012 (unaudited), and December 31, 2011.	151
	Condensed Consolidated Balance Sheets as of and September 30, 2011 (unaudited), June 30, 2011 (unaudited), and December 31, 2010.	152
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2013, 2012, 2011 and 2010 (unaudited)	153
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2013, 2012, 2011 and 2010 (unaudited).	154
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013, 2012 and 2011(unaudited).	155
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, 2012, 2011 and 2010 (unaudited).	156
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013, 2012, 2011 and 2010 (unaudited).	157
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013, 2012 and 2011 (unaudited).	158
	Notes to Condensed Consolidated Financial Statements (unaudited)	159
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	246
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	322
ITEM 4.	CONTROLS AND PROCEDURES.	321

PART VI – OTHER INFORMATION – QUARTERLY

ITEM 1.	LEGAL PROCEEDINGS.	322
ITEM 1A.	RISK FACTORS	322
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	322
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	322
ITEM 4.	MINE SAFETY DISCLOSURES.	322
ITEM 5.	OTHER INFORMATION.	322
ITEM 6.	EXHIBITS.	323

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report on Form 10-K or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company’s expectations are as of the date this Annual Report on Form 10-K is filed, and the Company does not intend to update nor is obligated to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by applicable law.

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

Our Company, together with our subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group.”

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

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and a derivative liability and therefore, is accounted for as such by Longmen Joint Venture. See Note 3 - “Summary of significant accounting policies”, Note 16 - “Capital lease obligations” and Note 17 - “Profit sharing liability” of the Notes to Consolidated Financial Statements included herein.

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

We currently have an effective equity incentive plan and make numerous stock grants under the plan to our officers, directors and employees, some of whom are PRC citizens and may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with relevant provisions may subject us and participants of any such equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation and to attract and retain employees and directors may be hindered and our business operations may be adversely affected .

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

OVERVIEW

We were founded on the strategy to merge, partner with, and acquire State-owned enterprises and selected steel companies with great growth potential within China’s highly fragmented steel industry. As of December 31, 2013, we were comprised of four steel producing and processing subsidiaries/VIE of which Longmen Joint Venture is the largest. Located in Shaanxi province, Longmen Joint Venture contributed approximately 99.5%, 99.1%, 97.9% and 98.1% of our total revenue for the 2013, 2012, 2011 and 2010 fiscal years, respectively.

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

Fiscal year 2011 was highlighted by increased sales revenue, driven from both increased sales volume and average selling prices, and capacity expansion from a Unified Management Agreement with Shaanxi Iron and Steel Group Co., Ltd. (“Shaanxi Steel”) and Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”), which was entered in April 2011. Highlights include:

•	Sales revenue increased by $1.7 billion, or 89.4% year-over-year to $3.6 billion, up from $1.9 billion in 2010 mainly due to increased sales volumes as well as average selling price of our rebar products. For the year of 2011, sales volume totaled 6.2 million metric tons, an increase of 2.3 million metric tons, or 58.1%, compared to 3.9 million metric tons in the year of 2010, with an average selling price of rebar of $635 per ton, compared to $526 per ton in the year of 2010.

•	The construction of the newly constructed iron and steel making facilities, which include two 1,280 cubic meter blast furnaces, two 120 metric ton converters and one 400 square meter sintering machine paid by Shaanxi Steel at the business property of Longmen Joint Venture were finalized in the beginning of 2011. Through our collaboration with Shaanxi Steel and Shaanxi Coal under the terms of the Unified Management Agreement, we added a production capacity of 3 million metric tons of crude steel annually under our management. Out total crude steel production capacity under management is 7 million metric tons per annum and can produce approximately the same volume of rebar.

•	On June 1, 2011, we announced an increase of additional 1,000,000 shares of our common stock which will be purchased under our share repurchase program launched in December 2010 (the “Share Repurchase Program”), bringing the total authorized shares of our common stock available for purchase to 2,000,000. As of December 31, 2011, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $2.56 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

•	In July 2011, we completed the installation and started testing the 1,000,000 metric ton capacity high speed wire production line, which was relocated from Maoming facility to Longmen Joint Venture in December 2010, in order to consume less energy when running at maximum efficiencies than our previous production line.

Our two-pronged growth strategy focused on a combination of capacity expansion, as well as optimizing operating efficiencies and leverage:

•	We aim to grow revenue by increasing capacity and through continual cooperation and partnerships with leading state-owned enterprises (SOEs); and
•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure.

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
		(Restated)
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

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

				Percentage
(in thousands)	2013	2012	Change	Change

Selling, General and Administrative expenses	$(84,226)	$(105,077)	$20,851	(19.8)%
SG&A expenses as percentage of total revenue	(3.4)%	(3.7)%

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
		(Restated)
Change in fair value of profit sharing liability (gain (loss))	$174,569	$(22,499)	197,068	(875.9)%

 Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. In 2013, we considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our fourth quarter and year to date operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the fourth quarter of 2013, and the lack of gross profit recovery as quickly as expected in the year ended December 31, 2013, we have foreseen a greater downward trend in 2014 through 2016 than previously anticipated. As our projected profit (loss) decreased, the fair value of our profit sharing liability has been reduced as compared to our previous estimates in 2012 and we have recognized a gain of $174.6 million in our income from operations for the year ended December 31, 2013 as compared to a loss of $22.5 million recognized for the year ended December 31, 2012 related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated.

Income (Loss) from Operations

Fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012

( in thousands)	2013	2012	Change	Percentage Change
		(Restated)
Income (Loss) from Operations	$34,405	$(95,457)	$129,862	(136.0)%

Income from operations for the year ended December 31, 2013 was $34.4 million as compared to $95.5 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the gain from change in fair value of profit sharing liability offset by the increase in gross loss.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2013 compared with fiscal year ended December 31, 2012

Other Income (Expense)

(in thousands)	2013	2012	Change	Percentage Change
		(Restated)
Interest Income	$11,214	$15,059	$(3,845)	(25.5)%
Finance/Interest Expense	(71,079)	(133,120)	62,041	(46.6)%
Financing Cost on Capital Lease	(20,799)	(20,623)	(176)	0.9%
Change in Fair Value of Derivative Liabilities - Warrants	1	9	(8)	(88.9)%
Gain (Loss) on Disposal of Equipment and Intangible Assets	424	(2,134)	2,558	(119.9)%
Government Grant	4,216	2,253	1,963	87.1%
Income from Equity Investments	203	217	(14)	(6.5)%
Foreign Currency Transaction (Loss) Gain	1,394	(1,248)	2,642	(211.7)%
Lease income	2,158	2,119	39	1.8%
Gain on deconsolidation of a subsidiary	1,011	-	1,011	100%
Payment for public highway construction	(6,462)	-	(6,462)	(100)%
Other non-operating income (expense), net	1,043	1,783	(740)	(41.5)%
Total Other Expense, Net	$(76,676)	$(135,685)	$59,009	(43.5)%

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

Statements of Operations for the years ended December 31, 2012 and 2011:

(In thousands except share data)	2012	2011	Change	Percentage Change
	(Restated)	(Restated)
Sales	$2,863,593	$3,563,896	$(700,303)	(19.6)%
Cost of Goods Sold	2,831,474	3,652,110	(820,636)	(22.5)%
Gross Profit (loss)	32,119	(88,214)	120,333	(136.4)%
Gross Profit Margin %	1.1%	(2.5)%	(3.6)%
Selling, General and Administrative Expenses	(105,077)	(91,827)	(13,250)	14.4%
Change in Fair Value of Profit Sharing Liability	(22,499)	(14,047)	(8,452)	60.2%
Loss from Operations	(95,457)	(194,088)	98,631	(50.8)%

Other Expense, net	(135,685)	(73,617)	(62,068)	84.3%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(231,142)	(267,705)	36,563	(13.7)%
Provision (Benefit) for Income Taxes	796	15,594	(14,798)	(94.9)%
Net Loss	(231,938)	(283,299)	51,361	(18.1)%
Less: Net Loss Attributable to Noncontrolling Interest	(79,241)	(106,112)	26,871	(25.3)%
Net Loss Attributable to General Steel Holdings, Inc.	$(152,697)	$(177,187)	$24,490	(13.8)%
Loss Per Share
Basic	$(2.78)	$(3.24)	$0.46	(14.2)%
Diluted	$(2.78)	$(3.24)	$0.46	(14.2)%

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

Sales by Subsidiary and Product

(in thousands)		2012	2011	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	$2,837,609	$3,487,636	$(650,027)	(18.6)%
Others		25,984	76,260	(50,276)	(65.9)%
Total Sales		$2,863,593	$3,563,896	$(700,303)	(19.6)%

(In thousands metric tons)		2012	2011	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	5,062	5,496	(434)	(7.9)%
Others		274	711	(437)	(61.5)%
Total Production		5,336	6,207	(871)	(14.0)%

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

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

Selling, General and Administrative Expenses				Percentage
(in thousands)	2012	2011	Change	Change

Selling, General and Administrative expenses	$(105,077)	$(91,827)	$(13,250)	14.4%
SG&A expenses as percentage of total revenue	(3.7)%	(2.6)%

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

Change in Fair Value of Profit Sharing Liability

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

(in thousands)	2012	2011	Change	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability (loss)	$(22,499)	$(14,047)	(8,452)	60.2%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss on change in fair value of profit sharing liability of $22.5 million in our loss from operations for the year ended December 31, 2012 as compared to $14.0 million in the same period of 2011 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated. The increase of loss from change in fair value of profit sharing liability of $8.5 million was mainly due to a full year in 2012 was accounted for the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, while in 2011 we did not start incurring such loss until May 2011. The fair value of the profit sharing liability at December 31, 2012 was not materially different from the previous reporting period at December 31, 2011.

Loss from Operations

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

( in thousands)	2012	2011	Change	Percentage Change
	(Restated)	(Restated)
Loss from Operations	$(95,457)	$(194,088)	$98,631	(50.8)%

Loss from operations was $95.5 million for the year ended December 31, 2012, as compared to loss of $194.1 million for the same period in 2011. The decrease in loss of $98.6 million is predominantly due to positive gross profit margin for the year ended December 31, 2012 as compared to negative profit margin for the same period of 2011, offset by the increase in SG&A and the increase in loss on fair value of profit sharing liability as discussed above.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

Other Income (Expense)

(in thousands)	2012	2011	Change	Percentage Change
	(Restated)	(Restated)
Interest Income	$15,059	$7,892	$7,167	90.8%
Finance/Interest Expense	(133,120)	(87,245)	(45,875)	52.6%
Financing Cost on Capital Lease	(20,623)	(13,657)	(6,966)	51.0%
Change in Fair Value of Derivative Liabilities - Warrants	9	5,563	(5,554)	(99.8)%
Gain on Debt Settlement	-	3,430	(3,430)	(100.0)%
(Loss) Gain on Disposal of Fixed Assets	(2,134)	693	(2,827)	(407.9)%
Government Grant	2,253	-	2,253	100.0%
Realized Income from Future Contract	-	415	(415)	(100.0)%
Income from Equity Investments	217	5,302	(5,085)	(95.9)%
Foreign Currency Transaction (Loss) Gain	(1,248)	3,424	(4,672)	(136.4)%
Lease income	2,119	2,008	111	5.5%
Other non-operating income (expense), net	1,783	(1,442)	3,225	(223.6)%
Total Other Expense, Net	$(135,685)	$(73,617)	$(62,068)	84.3%

Total other expenses, net for the year ended December 31, 2012 were $135.7 million compared to $73.6 million in 2011. The increase of $62.1 million or 84.3% was mainly a result of the combined effect of an increase of $52.8 million in financial expenses, of which, $7.0 million was increased interest expense on capital lease, which we did not start incurring until May 2011, and $45.9 million of increased interest expense due to an increased discounted interest on notes receivable in 2012 after the central government tightened its funding policy with a higher discount rate. Interest expenses for early submission request of payment for the years ended December 31, 2012 and 2011 amounted to $90.0 million and $34.2 million, respectively. The increased discounted interest on notes receivables in 2012 as compared to 2011 was mainly due to the conversion of our notes receivables into cash before the maturity date for the purposes of financing our operations. Total other expenses increased in 2012 as compared to 2011, which was also offset by the increase of interest income. The increased interest income in 2012 as compared to 2011 was mainly due to the interest income in the amount of $2.3 million incurred from the loans receivable of $69.3 million to our related parties during 2012 and an increased interest income from the bank in the amount of $4.9 million as we maintained a higher average restricted bank balance in 2012 as compared to 2011.

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

Net Loss

Fiscal year ended December 31, 2012 compared with fiscal year ended December 31, 2011

Net Loss

( in thousands)	2012	2011	Change	Percentage Change
Net loss	$(231,938)	$(283,299)	$51,361	(18.1)%

Net Loss attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

Net Loss

(in thousands)	2012	2011	Change	Percentage Change

Net loss	$(231,938)	$(283,299)	$51,361	(18.1)%
Less: Net loss attributable to noncontrolling interest	(79,241)	(106,112)	26,871	(25.3)%
Net loss attributable to General Steel Holdings, Inc.	$(152,697)	$(177,187)	$24,490	(13.8)%

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

Statements of Operations for the years ended December 31, 2011 and 2010:

(In thousands except share data)	2011	2010	Change	Percentage Change
	(Restated)
Sales	$3,563,896	$1,882,140	$1,681,756	89.4%
Cost of Goods Sold	3,652,110	1,850,725	1,801,385	97.3%
Gross Profit (loss)	(88,214)	31,415	(119,629)	(380.8)%
Gross Profit Margin %	(2.5)%	1.7%	(4.2)%
Selling, General and Administrative Expenses	(91,827)	(52,577)	(39,250)	74.7%
Change in Fair Value of Profit Sharing Liability	(14,047)	-	(14,047)	-
Loss from Operations	(194,088)	(21,162)	(172,926)	817.2%

Other Expense, net	(73,617)	(33,891)	(39,726)	117.2%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(267,705)	(55,053)	(212,652)	386.3%
Provision (Benefit) for Income Taxes	15,594	(8,782)	24,376	(277.6)%
Net Loss	(283,299)	(46,271)	(237,028)	512.3%
Less: Net Loss Attributable to Noncontrolling Interest	(106,112)	(16,265)	(89,847)	552.4%
Net Loss Attributable to General Steel Holdings, Inc.	$(177,187)	$(30,006)	$147,181	490.5%
Loss Per Share
Basic	$(3.24)	$(0.56)	$(2.68)	478.6%
Diluted	$(3.24)	$(0.56)	$(2.68)	478.6%

Revenue

Fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010

Revenue by Subsidiary and Product

(in thousands)		2011	2010	Change	Percentage Change

Subsidiary	Product
Longmen Joint Venture	Rebar	$3,487,636	$1,845,577	$1,642,059	89.0%
Others		76,260	36,563	39,697	108.6%
Total Revenue		$3,563,896	$1,882,140	$1,681,756	89.4%

(In thousands metric tons)		2011	2010	Change	Percentage Change

Subsidiary	Product
Longmen Joint Venture	Rebar	5,496	3,511	1,985	56.5%
Others		711	415	296	71.3%
Total Production		6,207	3,926	2,281	58.1%

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

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Selling, General and Administrative (“SG&A”) Expenses				Percentage
(in thousands)	2011	2010	Change	Change

Selling, General and Administrative expenses	$(91,827)	$(52,577)	$(39,250)	74.7%

SG&A expenses as percentage of total revenue	(2.6)%	(2.8)%	0.2%

Selling, general and administrative (“SG&A”) expenses increased $39.3 million, or 74.7% to $91.8 million for the year ended December 31, 2011, compared to $52.6 million for of the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in the rural area in Xian city, Henan, Hubei, Sichuan and Gansu as sales expansion to other region other than Shaanxi province as a result of the increase in production volume. In addition, we had an impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011. Refer to “Note 8 - plant and equipment, net” in the Notes to Consolidated Financial Statements for details.

SG&A expenses as a percentage of revenue decreased to 2.6% in 2011 from 2.8% in 2010. The decrease in percentage of revenue was due to the increase of sales revenue as a result of expanded production capacity when comparing to some of the fixed SG&A expenses.

Change in Fair Value of Profit Sharing Liability

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

(in thousands)	2011	2010	Change	Change %
	(Restated)
Change in fair value of profit sharing liability (loss)	$(14,047)	$-	(14,047)	-

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $14.0 million in our loss from operations for the year ended December 31, 2011 as compared to $0 in the same period of 2010 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011. The fair value of the profit sharing liability at December 31, 2011 was not materially different from inception period at May 1, 2011.

Loss from Operations

Fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011

( in thousands)	2011	2010	Change	Percentage Change
	(Restated)
Loss from Operations	$(194,088)	$(21,162)	$(172,926)	817.2%

Loss from operations was $194.1 million for the year ended December 31, 2011, as compared to loss of $21.2 million for the same period in 2010. The increase in loss of $172.9 million is predominantly due to negative profit margins and increased in SG&A expenses and loss on change in fair value of profit sharing liability as discussed above.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Other Income (Expense)

(in thousands)	2011	2010	Change	Percentage Change
	(Restated)
Interest Income	$7,892	$6,154	$1,738	28.2%
Finance/Interest Expense	(87,245)	(51,283)	(35,962)	70.1%
Financing Cost on Capital Lease	(13,657)	-	(13,657)	-
Change in Fair Value of Derivative Liabilities - Warrants	5,563	15,055	(9,492)	(63.0)%
Gain on Debt Settlement	3,430	-	3,430	-
Gain (Loss) on Disposal of Fixed Assets	693	(9,447)	10,140	(107.3)%
Realized Income from Future Contract	415	1,424	(1,009)	(70.9)%
Income from Equity Investments	5,302	6,383	(1,081)	(16.9)%
Foreign Currency Transaction Gain	3,424	-	3,424	-
Lease Income	2,008	943	1,065	112.9%
Other Non-operating Expense, net	(1,442)	(3,120)	1,678	(53.8)%
Total Other Expense, Net	$(73,617)	$(33,891)	$(39,726)	117.2%

Total other expenses, net for the year ended December 31, 2011 were $73.6 million compared to $33.9 million in 2010. The increase of $39.7 million or 117.2% in total other expenses, was mainly a result of the combined effect of an increase of $49.6 million in financial expenses, of which, $13.6 million was interest expense on capital lease, and $36.0 million was interest expense increase was primarily due to increased in banks borrowings, a $9.5 million reductions in income from the change in fair value of derivative liabilities, and offset by an increase of $3.4 million gain from debt extinguishment and $3.4 million foreign currency transaction gain.

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

For the years ended December 31, 2011 and 2010, we had effective tax rates of (5.8%) and 16.0%, respectively. The negative effective tax rate for the year ended December 31, 2011 was mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at Longmen Joint Venture and we incurred income tax expenses in our profitable subsidiaries. The positive effective tax rate for the year ended December 31, 2010 was mainly due to a consolidated loss before income tax while we recognized the deferred tax assets that were incurred from the net operating losses to be carrying forwards.

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

As of December 31, 2013, 2012, 2011 and 2010, we breached certain a financial covenant, debt to equity ratio, on outstanding short term loans, and due to the breach, a loan with cross default clause was automatically considered as breached, and the affected loan amounted to $6.4 million, $12.7 million, $12.6 million and $12.1 million, respectively. According to the loan agreements, the bank has the right to request collateral or guarantees if the covenant is breached or request early repayment of the loan if we do not remedy the breach within a certain period of time. As of the date of the filing of this report, we have not received any notice from the banks to request more collateral or guarantee or early repayment of the short term loans due to the breach.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debts, please see Note 10 in our Notes to the consolidated financial statements included in this Annual Report.

For more details about our related party debt financing, see Note 21 in our Notes to the consolidated financial statements included in this Annual Report.

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

Total financing sales for the year ended December 31, 2013, 2012, 2011 and 2010 amounted to $724.3 million, $1.0 billion, $998.9 million and $761.8 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the year ended December 31, 2013, 2012, 2011 and 2010, accounted to $5.4 million, $9.2 million, $10.7 million and $7.0 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of December 31, 2013, 2012, 2011 and 2010 were (6.5), (7.1), (19.8) and 13.8, respectively. As of December 31, 2013, our current liabilities exceed current assets (excluding non-cash item) by $1.2 billion. And as of December 31, 2014, our estimated current liabilities may exceed current assets (excluding non-cash item) by $1.2 billion.

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

For more details and terms about our financial supports, see Note 3(d) in our Notes to the consolidated financial statements included in this Annual Report.

With the financial support from the banks and the companies discussed in Note 3(d) in our Notes to the consolidated financial statements included in this Annual Report, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of December 31, 2014. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

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

The impact of non-cash items included in net loss was $69.1 million in the year ended December 31, 2013, compared to $149.2 million for the same period in 2012. The non-cash items are the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment;
-	Change in fair value of derivative liabilities -warrants;
-	Change in fair value of profit sharing liability;
-	Gain/loss on disposal of equipment and intangible assets;
-	Provision for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for services and compensation;
-	Amortization of deferred financing cost on capital lease;
-	Income from equity investments;
-	Foreign currency transaction gain/loss;
-	Gain on deconsolidation of a subsidiary;
-	Deferred tax assets; and
-	Deferred lease income.

The other primary reasons for the material fluctuations in cash inflow from operations are as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during year ended December 31, 2013;
-	Accounts receivable, including related parties: The decrease in accounts receivables was mainly due to the better collection effort of our accounts receivable from our customers for the year ended December 31, 2013;
-	Advance on inventory purchases: The decrease in advance on inventory purchases to third parties was mainly due to more advances being paid to related party vendors instead of third parties for the year ended December 31, 2013.
-	Accounts payable, including related parties: The increase in accounts payable, including related parties, was mainly due to Longmen Joint Venture paying less to its suppliers as compared to the same period in 2012. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a period of time under the agreements;
-	Other payables - related parties: The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the year ended December 31, 2013. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, such related parties agreed not to demand certain cash payment; and
-	Customer deposits – related parties: The increase in customer deposit – related parties was mainly due to our related party customers making prepayment to us prior to the end of 2013. These deposits were subsequently recognized as sales after December 31, 2013 in accordance with our sales recognition policy.

The primary reasons for the material fluctuations in cash outflows are as follows:

-	Other receivables, including related parties: The increase was mainly due to an increase in receivables incurred with related parties for cash flow purpose for doing business on our behalf;
-	Inventories: The increase in inventories in the year of 2013 was mainly due to the increase in the price of raw materials towards the end of the year and the production line stoppage in the fourth quarter, which decreased the consumption of raw materials;
-	Advances on inventory purchases - related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to related parties to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Other payables and accrued liabilities: The decrease in other payables and accrued liabilities was mainly due to an increase in payments to various third parties for the year ended December 31, 2013 compared to the prior year;

-	Customer deposits: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands from our third party customers on our products, as such, we received fewer advanced payments made by our these customers; and
-	Taxes payable: The decrease was mainly due to the decrease in VAT taxes payable as our sales VAT tax payables relative to purchase VAT tax receivables decreased in 2013 compared to the prior year.

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

The impact of non-cash items included in net loss was $149.2 million in the year ended December 31, 2012, compared to $98.3 million for the same period in 2011. The non-cash items are the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment;
-	Change in fair value of derivative liabilities -warrants;
-	Change in fair value of profit sharing liability;
-	Gain on debt settlement;
-	Gain/loss on disposal of equipment;
-	Bad debt allowance/recovery;
-	Reservation of mine maintenance fee;
-	Stock issued for services and compensation;
-	Amortization of deferred financing cost on capital lease;
-	Income from equity investments;
-	Foreign currency transaction gain/loss;
-	Deferred tax assets; and
-	Deferred lease income.

The other primary reasons for the material fluctuations in cash inflow from operations are as follows:

1.	Accounts receivable, including related parties: The decrease in accounts receivables was mainly due to the better collection effort of our accounts receivable from our customers as of December 31, 2012.
2.	Other receivables: The decrease in other receivables was mainly due to the collection of purchase deposit from a vendor during the year of 2012 that was determined to be refundable in 2011.
3.	Inventories: The decrease of inventories was mainly due to the significant decline in iron ore and coke purchase prices during the year of 2012. As such, we did not stock our raw materials and instead kept them at the minimal level required to meet our production needs to minimize our risk of a further drop in iron ore and coke.
4.	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paid less to its suppliers as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment.
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

Fiscal year ended December 31, 2011 compared with fiscal year ended December 31, 2010

Operating activities

Net cash provided by operating activities for the year ended December 31, 2011 was an inflow of $33.4 million compared to an outflow of $162.8 million for the year ended December 31, 2010. This change was mainly due to the combination of the following factors:

The impact of certain non-cash items included in net loss of $135.8 in year ended December 31, 2011, compared to $28.8 million in the same period in 2010. The non-cash items are the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment;
-	Change in fair value of derivative liabilities -warrants;
-	Change in fair value of profit sharing liability;
-	Gain on debt settlement;
-	Gain/loss on disposal of equipment;
-	Bad debt allowance;
-	Inventory written-off;
-	Stock issued for services and compensation;
-	Income from compensation;
-	Make whole shares interest expense on notes conversion;
-	Amortization of deferred note issuance cost and discount on convertible notes;
-	Amortization of deferred financing cost on capital lease;
-	Income from equity investments;
-	Deferred tax assets;
-	Deferred lease income; and
-	Foreign currency transaction gain.

The primary reasons for the material fluctuations in cash inflow are as follows:

1.	Accounts receivable: The decrease in accounts receivable is mainly due to the better collection effort of our accounts receivable from the third parties as a result of decreasing accounts receivable as of December 31, 2011.
2.	Inventories: The decrease of inventories is due to the fact that we were no longer required maintaining a high level of raw material inventories at the end of 2011. The raw material inventory reached its peak at December 31, 2010 because we were stocking for the expanded capacity from our new blast furnaces. We are no longer stocking the raw materials as of December 31, 2011, because of the increase in finished goods as a result of the increased daily production volume after the two new furnaces were put into use in May 2011. In addition, as the cost of raw materials continued to rise during the first three quarters of 2011 before the cost began to decrease in late 2011, we did not stock our raw materials and instead kept them at the minimal level required to meet our production needs.
3.	Prepaid expense: The decrease in prepaid expense is mainly due to the amortization of the other miscellaneous local tax during 2011 and we did not prepay such taxes in 2011.
4.	Prepaid value added tax: The decrease in prepaid value added tax is mainly due to the decrease in purchase of inventory. As a result, we have fewer value added tax credits pending to be offset with value added tax payables resulting from sales in the future.
5.	Accounts payable, including related parties: The increase in accounts payable is mainly due to the increased raw materials purchased during the year as a result of the launch of full-scale production at Longmen Joint Venture in May 2011 while we are utilizing credit terms to make our payments.
6.	Other payables, including related parties: The increase in other payables is mainly due to the increase of salary payable as we have increased the numbers of employees to meet the expanded production capacity from our new blast furnaces. In addition, we also increased the base salary for our employees. The increase of other payables – related party is mainly due to the additional borrowings in 2011 from our related parties and the increase of interest payables due to these parties.
7.	Customer deposits – related parties: The increase in customer deposits – related parties is mainly to our related parties customers making prepayment to us prior to the end of 2011. These deposits were immediately recognized as sales after December 31, 2011 in accordance with our sales recognition policy.
8.	Tax payable: The increase is mainly due to the increase in value added tax and other miscellaneous taxes that were caused by value added tax as a result of our increased sales in 2011.

The primary reasons for the material fluctuations in cash outflows are as follows:

1.	Notes receivable: In order to increase and promote sales, we encourage our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable during the year of 2011, compared to the same period in 2010.
2.	Account receivable – related parties: The increase is due to the sales transactions occurred right before the year ended December 31, 2011. The receivable balances were subsequently collected in the beginning of 2012.
3.	Other receivables, including related parties: The increase of other receivables is mainly due to the payment of $7.8 million that we made to the Bureau of Land and Resource in Zhashui County for the land use rights deposit made on behalf of another party. The increase of other receivables – related parties in 2011 is mainly due to the increase of reimbursement for the costs and economic losses incurred during the construction of the new iron and steel making facilities to be reimbursed by Shaanxi Steel.
4.	Advances on inventory purchases, including related parties: The increase is mainly due to the fact that more advance payments were made to the suppliers for raw material purchases to meet the higher production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.
5.	Customer deposits: The decrease of customer deposits is due to the change in deposit requirements for our medium and small size customers. As the market demand of products has dropped in the fourth quarter of 2011, in order to retain our medium and small customers, we managed to require our customers to deposit on their orders approximately 10 - 14 days prior to shipments in comparison to one month advance deposits in 2010.

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

Financing activities

Net cash provided by financing activities was $323.2 million for the year ended December 31, 2011 compared to net cash provided by financing activities of $232.4 million for the year ended December 31, 2010. The increase of cash inflow from financing activities was mainly driven by the following:

1.	Treasury stock: During 2011, we repurchased 774,218 shares of our treasury stock with $1.9 million pursuant to our Shares Repurchase Program.
2.	Notes Receivable-Restricted: In 2011, we collected more notes receivable resulting from our sales transactions and more of our notes receivable were pledged when settling with our supplies with notes payable, which resulted in the increase in our total restricted notes receivable in 2011.
3.	Short term and long term loans from various banks and others, including related parties: We have repaid our loans of $844.6 million and obtained additional borrowings of $923.1 million throughout 2011. We have net borrowings of $78.5 million to finance our working capital.
4.	Notes payables: We increased notes borrowing from the bank to settle the payables with suppliers.
5.	Deposits due to sales representative: The decrease in deposits collected from sales representatives is a result of changing our deposit policy. Longmen Joint Venture entered into agreements with various entities to act as our exclusive sales agents in specified geographic areas. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with our Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order . The sales agents proposed to start charging us interest on their deposits if we continue to keep a significant amount of deposits. In order to avoid such interest expenses, we changed the deposit policy at the beginning of 2011 by reducing the deposit amount from $9-12 million to $2 million for four to five large strategic distributors, which resulted in a decrease in the deposits due to sales representatives. After the change in the deposit policy, our sales representatives are no longer required to start charging us interest on their deposits.

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

As discussed in Note 3(c) to the consolidated financial statements – Consolidation of VIE, we have the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement. As both conditions are met, we are the primary beneficiary of Longmen Joint Venture and therefore, continue to consolidate Longmen Joint Venture.

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

Fair value measurements (restated)

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

The December 2007 warrants issued in conjunction with the December 2007 notes and December 2009 warrants issued in connection with a registered direct offering, were carried at fair value. The aforementioned warrants and the conversion option embedded in the notes meet the definition of a derivative instrument in the accounting standards. Therefore these instruments are accounted for as derivative liabilities and recorded at their fair value as of each reporting period. As all of the notes were converted to common stock by the end of 2010, the derivative instruments include only the outstanding warrants of 0 and 3,900,871 as of December 31, 2013 and 2012, respectively. The fair value was determined using the Cox Rubenstein Binomial Model. Because all inputs to the valuation methodology are not observable, fair value is determined using level 3 inputs, and the change in earnings was recorded. As a result, the derivative liability is carried on the balance sheet at its fair value.

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7.3%.

The fair value of the profit sharing liability will change each period as a result of (a) any changes in our estimate of Longmen Joint Venture’s projected profits/losses over the remaining term of the agreement, (b) any change in the discount rate used, based on changes in our current or expected borrowing rate, (c) the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows is estimated and (d) any difference between the previously estimated operating results for the current period and actual results.

Each period, we consider whether the discount rate based on our average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, we have not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability

•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate

•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods

•	the People’s Bank of China has not recently adjusted any borrowing rate

•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies

•	the bank interest rates are assessed by each individual bank and governed by the Chinese banking regulatory bodies. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

•	projected selling units and growth in the steel market;
•	projected unit selling price in the steel market;
•	projected unit purchase cost in the coal and iron ore markets;
•	selling and general and administrative expenses to be in line with the growth in the steel market;
•	projected bank borrowing;
•	interest rate index;
•	gross national product index;
•	industry index; and
•	government policy.

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the years ended December 31, 2013, 2012, 2011 and 2010. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intension for future repatriation of these earnings.

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

For the years ended December 31, 2013, 2012, 2011 and 2010, we had total tax provisions of $0.4 million, $0.8 million, $15.6 million and a tax benefit of $8.8 million, respectively.

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

Capital lease obligations

Iron and steel production facilities

On April 29, 2011, our subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million) based on Shaanxi Steel’s cost to construct the assets to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it would not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. After determining the value of the leased asset and obligation at the inception of the lease, the lease liability was then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 17 – “Profit sharing liability”.

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

Profit sharing liability (restated)

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (See Note 16 - “Capital lease obligation” in the Notes to Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 3(i) - “Financial instruments” in the Notes to Consolidated Financial Statements for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment has been made since inception.

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

/s/ Friedman LLP

New York, New York

March 27, 2014, except for the effects described in Notes 2, 3(c), 3(i), 17 and 26 as to which the date is August 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in deficiency and cash flows for the years then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Friedman LLP

New York, New York

June 17, 2013, except for the effects described in Notes 2, 3(c), 3(i), 17 and 26 as to which the date is August 19, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheet of General Steel Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations and other comprehensive loss, cash flows and changes in equity for the year then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

February 15, 2013, except for the effects described in Notes 2, 3(c), 3(i), 17 and 26 as to which the date is August 19, 2014

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013, 2012, 2011 AND 2010

(In thousands)

	2013	2012	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$31,967	$46,467	$120,016	$65,271
Restricted cash	399,333	323,420	398,216	197,797
Notes receivable	60,054	145,502	92,910	49,147
Restricted notes receivable	395,589	357,900	584,241	240,298
Loans receivable - related parties	4,540	69,319	-	-
Accounts receivable, net	4,078	6,695	12,601	18,500
Accounts receivable - related parties	2,942	14,966	20,593	4,160
Other receivables, net	54,716	8,407	22,411	11,150
Other receivables - related parties	54,106	68,382	87,679	10,938
Inventories	212,921	212,671	297,729	453,636
Advances on inventory purchase	44,897	79,715	63,585	24,577
Advances on inventory purchase - related parties	83,003	46,416	20,244	6,187
Prepaid expense and other	1,388	450	364	5,018
Prepaid taxes	28,407	24,116	24,189	37,323
Short-term investment	2,783	2,619	2,906	-
Deferred tax assets	-	-	167	15,301
TOTAL CURRENT ASSETS	1,380,724	1,407,045	1,747,851	1,139,303

PLANT AND EQUIPMENT, net	1,271,907	1,167,836	1,257,236	602,612

OTHER ASSETS:
Advances on equipment purchase	6,409	6,499	10,420	14,898
Long-term other receivable	-	43,008	-	-
Investment in unconsolidated entities	16,943	1,166	12,840	17,456
Long-term deferred expense	668	1,062	631	1,439
Intangible assets, net of accumulated amortization	23,707	24,066	25,143	23,672
TOTAL OTHER ASSETS	47,727	75,801	49,034	57,465

TOTAL ASSETS	$2,700,358	$2,650,682	$3,054,121	$1,799,380

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$1,017,830	$983,813	$1,113,504	$480,152
Accounts payable	434,979	352,052	413,345	241,367
Accounts payable - related parties	235,692	177,432	121,828	79,694
Short term loans - bank	301,917	147,124	253,954	285,198
Short term loans - others	62,067	147,323	246,657	127,712
Short term loans - related parties	126,693	79,557	15,710	14,548
Current maturities of long-term loans - related party	53,013	54,885	-	-
Other payables and accrued liabilities	45,653	54,589	49,538	30,087
Other payable - related parties	94,079	73,025	28,873	18,214
Customer deposits	87,860	125,890	90,556	133,464
Customer deposits - related parties	64,881	21,998	68,277	54,922
Deposit due to sales representatives	24,343	33,870	22,890	51,624
Deposit due to sales representatives - related parties	1,997	1,238	943	455
Taxes payable	4,628	16,674	11,374	6,237
Deferred lease income, current	2,187	2,120	2,099	1,971
Capital lease obligations, current	4,321	-	25,607	-
TOTAL CURRENT LIABILITIES	2,562,140	2,271,590	2,465,155	1,525,645

NON-CURRENT LIABILITIES:
Long-term loans - related party	19,644	38,088	92,035	91,020
Long-term other payable - related party	-	43,008	-	-
Deferred lease income, noncurrent	75,257	75,079	76,425	55,620
Capital lease obligations, noncurrent	375,019	330,099	280,743	-
Profit sharing liability at fair value	162,295	328,827	303,233	-
Derivative liabilities - warrants	-	-	10	5,573
TOTAL NON-CURRENT LIABILITIES	632,215	815,101	752,446	152,213

TOTAL LIABILITIES	3,194,355	3,086,691	3,217,601	1,677,858

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2013, 2012, 2011 and 2010, respectively	3	3	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,234,688, 57,269,838, 56,601,988 and 54,678,083 shares issued, 55,762,382, 54,797,532, 55,511,010 and 54,522,973 shares outstanding as of December 31, 2013, 2012, 2011, and 2010, respectively	58	57	56	55
Treasury stock, at cost, 2,472,306, 2,472,306, 1,090978 and 316,760 shares as of December 31, 2013, 2012, 2011 and 2010, respectively	(4,199)	(4,199)	(2,795)	(871)
Paid-in-capital	106,878	105,714	107,940	104,970
Statutory reserves	6,243	6,076	6,388	6,202
Accumulated deficits	(414,798)	(381,782)	(229,083)	(51,793)
Accumulated other comprehensive income	729	10,185	10,200	10,987
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(305,086)	(263,946)	(107,291)	69,553

NONCONTROLLING INTERESTS	(188,911)	(172,063)	(56,189)	51,969

TOTAL DEFICIENCY	(493,997)	(436,009)	(163,480)	121,522

TOTAL LIABILITIES AND DEFICIENCY	$2,700,358	$2,650,682	$3,054,121	$1,799,380

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011 AND 2010

(In thousands, except per share data)

	2013	2012	2011	2010
		(Restated)	(Restated)

SALES	$2,016,548	$1,966,391	$2,452,127	$1,392,770

SALES - RELATED PARTIES	447,199	897,202	1,111,769	489,370
TOTAL SALES	2,463,747	2,863,593	3,563,896	1,882,140

COST OF GOODS SOLD	2,062,570	1,930,793	2,519,183	1,369,523

COST OF GOODS SOLD - RELATED PARTIES	457,115	900,681	1,132,927	481,202
TOTAL COST OF GOODS SOLD	2,519,685	2,831,474	3,652,110	1,850,725

GROSS (LOSS) PROFIT	(55,938)	32,119	(88,214)	31,415

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(84,226)	(105,077)	(91,827)	(52,577)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	174,569	(22,499)	(14,047)	-

INCOME (LOSS) FROM OPERATIONS	34,405	(95,457)	(194,088)	(21,162)

OTHER INCOME (EXPENSE)
Interest income	11,214	15,059	7,892	6,154
Finance/interest expense	(91,878)	(153,743)	(100,902)	(51,283)
Change in fair value of derivative liabilities - warrants	1	9	5,563	15,055
Gain on debt settlement	-	-	3,430	-
Gain (loss) on disposal of equipment and intangible assets	424	(2,134)	693	(9,447)
Government grant	4,216	2,253	-	-
Realized income from future contracts	-	-	415	1,424
Income from equity investments	203	217	5,302	6,383
Foreign currency transaction gain (loss)	1,394	(1,248)	3,424	-
Lease income	2,158	2,119	2,008	943
Gain on deconsolidation of a subsidiary	1,011	-	-	-
Payment for public highway construction	(6,462)	-	-	-
Other non-operating income (expense), net	1,043	1,783	(1,442)	(3,120)
Other expense, net	(76,676)	(135,685)	(73,617)	(33,891)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(42,271)	(231,142)	(267,705)	(55,053)

PROVISION FOR INCOME TAXES
Current	354	627	175	1,267
Deferred	-	169	15,419	(10,049)
Provision for income taxes	354	796	15,594	(8,782)

NET LOSS	(42,625)	(231,938)	(283,299)	(46,271)

Less: Net loss attributable to noncontrolling interest	(9,609)	(79,241)	(106,112)	(16,265)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(33,016)	$(152,697)	$(177,187)	$(30,006)

NET LOSS	$(42,625)	$(231,938)	$(283,299)	$(46,271)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(14,425)	(744)	(587)	4,623

COMPREHENSIVE LOSS	(57,050)	(232,682)	(283,886)	(41,648)

Less: Comprehensive loss attributable to noncontrolling interest	(15,107)	(79,970)	(105,912)	(14,511)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(41,943)	$(152,712)	$(177,974)	$(27,137)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,126	54,867	54,750	53,113

LOSS PER SHARE
Basic and Diluted	$(0.60)	$(2.78)	$(3.24)	$(0.56)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2010	3,093	$3	54,840	$55	(317)	$(871)	$104,970	$6,202	$(51,793)	$10,987	$51,969	121,522

Net loss attributable to General Steel Holdings, Inc.									(177,187)			(177,187)
Net loss attributable to noncontrolling interest											(106,112)	(106,112)
Adjustment to statutory reserve								104	(103)		608	609
Adjustment to special reserve								82			128	210
Common stock issued for compensation			788	0.79			1,253					1,254
Common stock issued for debt settlement			974	0.97			1,441					1,442
Common stock transferred by CEO for compensation							276					276
Treasury stock purchased				(0.77)	(774)	(1,924)						(1,925)
Dividend declared to noncontrolling shareholders											(2,982)	(2,982)
Foreign currency translation adjustments										(787)	200	(587)

BALANCE, December 31, 2011	3,093	$3	56,602	$56	(1,091)	$(2,795)	$107,940	$6,388	$(229,083)	$10,200	$(56,189)	$(163,480)

Net loss attributable to General Steel Holdings, Inc.									(152,697)			(152,697)
Net loss attributable to noncontrolling interest											(79,241)	(79,241)
Adjustment to statutory reserve								2	(2)			-
Addition to special reserve								691			605	1,296
Usage of special reserve								(693)			(566)	(1,259)
Common stock transferred by CEO for compensation							276					276
Common stock issued for compensation			668	1			641					642
Treasury stock purchased					(1,381)	(1,404)						(1,404)
Deconsolidation of a subsidiary							(3,143)	(312)			(35,943)	(39,398)
Foreign currency translation adjustments										(15)	(729)	(744)

BALANCE, December 31, 2012	3,093	$3	57,270	$57	(2,472)	$(4,199)	$105,714	$6,076	$(381,782)	$10,185	$(172,063)	$(436,009)

Net loss attributable to General Steel Holdings, Inc.									(33,016)			(33,016)
Net loss attributable to noncontrolling interest											(9,609)	(9,609)
Addition to special reserve								619			553	1,172
Usage of special reserve								(452)			(393)	(845)
Common stock transferred by CEO for compensation							276					276
Common stock issued for compensation			665	1			633					634
Common stock issued for services			300				255					255
Addition to Tianwu paid-in capital											18,028	18,028
Deconsolidation of a subsidiary										(529)	(19,929)	(20,458)
Foreign currency translation adjustments										(8,927)	(5,498)	(14,425)

BALANCE, December 31, 2013	3,093	$3	58,235	$58	(2,472)	$(4,199)	$106,878	$6,243	$(414,798)	$729	$(188,911)	$(493,997)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011 AND 2010

(In thousands)

	2013	2012	2011	2010
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,625)	$(231,938)	$(283,299)	$(46,271)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	89,048	83,931	58,331	41,153
Impairment of plant and equipment	-	20,173	5,424	1,747
Change in fair value of derivative liabilities - warrants	(1)	(9)	(5,563)	(15,055)
Change in fair value of profit sharing liability	(174,569)	22,499	14,047	-
Gain on debt settlement	-	-	(3,430)	-
(Gain) loss on disposal of equipment and intangible assets	(424)	2,134	(693)	8,257
Provision for doubtful accounts	(677)	(157)	3,529	326
Inventory written-off	-		37,512	1,061
Reservation of mine maintenance fee	327	37	-	-
Stock issued for services and compensation	1,165	918	1,530	2,479
Income from compensation	-	-	-	(1,377)
Make whole shares interest expense on notes conversion	-	-	-	1,130
Amortization of deferred note issuance cost and discount on convertible notes	-	-	-	17
Amortization of deferred financing cost on capital lease	20,799	20,623	13,657	-
Income from equity investments	(203)	(217)	(5,302)	(6,383)
Foreign currency transaction (gain) loss	(1,394)	1,248	(3,424)	-
Gain on deconsolidation of a subsidiary	(1,011)	-	-	-
Deferred tax assets	-	169	15,419	(10,058)
Deferred lease income	(2,158)	(2,119)	4,782	5,549
Changes in operating assets and liabilities
Notes receivable	25,555	(53,946)	(41,318)	(18,498)
Accounts receivable	1,281	6,694	4,761	(8,647)
Accounts receivable - related parties	12,161	5,835	(16,015)	14,065
Other receivables	(1,116)	7,221	(12,638)	(3,210)
Other receivables - related parties	(48,017)	1,820	(50,562)	(2,968)
Inventories	(40,632)	86,635	131,695	(270,046)
Advances on inventory purchases	25,414	(18,677)	(37,674)	4,681
Advances on inventory purchases - related parties	(145,686)	(69,573)	(13,608)	13,782
Prepaid expense and other	(916)	(83)	4,753	-
Long-term deferred expense	422	(424)	845	-
Prepaid taxes	(3,485)	320	14,223	-
Accounts payable	23,760	(35,719)	160,657	76,003
Accounts payable - related parties	113,034	90,833	38,647	45,480
Other payables and accrued liabilities	(10,508)	14,138	18,076	(1,527)
Other payables - related parties	8,332	49,991	9,845	30,618
Customer deposits	(41,069)	34,410	(46,870)	(24,433)
Customer deposits - related parties	41,636	(46,960)	11,211	18,855
Taxes payable	(12,367)	4,957	4,834	(19,543)
Net cash (used in) provided by operating activities	(163,924)	(5,236)	33,382	(162,813)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(64,860)	78,826	(190,178)	741
Acquired long term investment	-		-	(2,021)
Loans to related parties	(200)	(69,299)	-	-
Repayments from related parties	1,660	-	-	-
Cash proceeds from disposal of long-term investment	-	-	-	8,137
Cash proceeds from (made to) short term investment	(81)	317	(2,858)	-
Cash proceeds from sales of equipments and intangible assets	160	337	1,306	1,828
Long-term other receivable	-	(42,994)	-	-
Equipment purchase and intangible assets	(43,355)	(27,976)	(110,939)	(97,022)
	13,619	-	-	-
Effect on cash due to deconsolidating of a subsidiary	(12,735)	(2,975)	-	-
Net cash used in investing activities	(105,792)	(63,764)	(302,669)	(88,337)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	18,028	-	-	1,184
Payments made to dividend distribution	-	-	-	(2,855)
Payments made for treasury stock acquired	-	(1,404)	(1,923)	(870)
Notes receivable - restricted	(26,066)	232,218	(329,839)	(234,342)
Borrowings on short term notes payable	1,913,987	1,923,584	563,007	327,807
Payments on short term notes payable	(1,911,006)	(2,064,571)	(600,294)	(199,905)
Borrowings on short term loans - bank	371,685	260,611	330,037	152,517
Payments on short term loans - bank	(222,104)	(371,241)	(212,661)	(174,913)
Borrowings on short term loan - others	69,632	184,890	15,450	71,714
Payments on short term loans - others	(72,989)	(284,242)	(14,817)	(11,850)
Borrowings on short term loan - related parties	393,833	356,989	1,655,741	905,124
Payments on short term loans - related parties	(248,119)	(297,718)	(1,049,680)	(693,633)
Deposits due to sales representatives	(10,455)	10,743	(30,066)	987
Deposit due to sales representatives - related parties	711	286	464	444
Borrowings on long term loan - related parties	-	-	14,677	91,020
Payments on current maturities of long-term loans - related party	(22,940)	-	(16,865)	-
Principal payment under capital lease obligation	(218)	-	-	-
Long-term other payable - related party	-	42,994	-	-
Net cash provided by (used in) financing activities	253,979	(6,861)	323,231	232,429

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,237	2,312	801	1,874

(DECREASE) INCREASE IN CASH	(14,500)	(73,549)	54,745	(16,847)

CASH, beginning of year	46,467	120,016	65,271	82,118

CASH, end of year	$31,967	$46,467	$120,016	$65,271

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

The parties to the Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Agreement. However, the Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote. Therefore, the Board of Directors of Longmen Joint Venture remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 3(c) “Consolidation of VIE.”

The Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture as a capital lease. See Notes 3 “Summary of significant accounting policies”, 16 “Capital lease obligations” and 17 “Profit sharing liability”.

Note 2 - Restatement

These financial statements contain restatements related to the classification, display and disclosure of the profit sharing liability (which is accounted for at fair value as a derivative instrument liability), which the Company concluded to be incomplete and inconsistent after communications with the Staff of the United States Securities and Exchange Commission following the Staff’s review certain of the Company’s prior annual reports and based on subsequent communications between the Staff and the Company. The restatements do not impact the Company’s previously reported consolidated balance sheets, or consolidated statements of changes in deficiency, nor do the restatements result in adjustment of reported net income/loss in the Company’s consolidated statements of operations and comprehensive income (loss) or adjustment of reported cash flows in the Company’s consolidated statements of cash flows for any period presented.

The impact of these restatements on the previously issued financial statements is reflected in the following table:

	For the year ended December 31, 2012
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(22,499)	$(22,499)
Loss from operations	(72,958)	(22,499)	(95,457)
Finance/interest expense	(176,242)	22,499	(153,743)
Other expense, net	(158,184)	22,499	(135,685)

	For the year ended December 31, 2012
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$43,122	$(22,499)	$20,623
Change in fair value of profit sharing liability	-	22,499	22,499

	For the year ended December 31, 2011
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(14,047)	$(14,047)
Loss from operations	(180,041)	(14,047)	(194,088)
Finance/interest expense	(114,949)	14,047	(100,902)
Other expense, net	(87,664)	14,047	(73,617)

	For the year ended December 31, 2011
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$27,704	$(14,047)	$13,657
Change in fair value of profit sharing liability	-	14,047	14,047

In addition, the Company revised and enhanced the disclosure in Note 3(c) – Consolidation of VIE, Note 3(i) – Financial instruments, Note 17 – Profit Sharing Liability, and Note 26 – Segments to reflect the classification of the profit sharing liability and to provide a more complete display and disclosure of the profit sharing liability which is accounted for at fair value as a derivative instrument liability.

Note 3 – Summary of significant accounting policies (restated – sections 3(c) and 3(i) only)

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

Tianwu

Prior to November 19, 2013, the Company held a 60.0% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”). 32% interest was held by General Steel (China) and 28% interest was held by Yangpu Shengtong. On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). Tianwu is in the process of registering the ownership change with the local State Administration for Industry and Commerce (“SAIC”) office. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. See Note 18 – Other income (expense) under the section “Gain on deconsolidation of a subsidiary” for details. At the same time, General Steel (China)’s remaining 32% interest is accounted for as an investment in unconsolidated subsidiaries using the equity method. See Note 3(t) - Investments in unconsolidated entities for details.

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

All significant inter-company transactions and balances have been eliminated upon consolidation.

(c)	Consolidation of VIE (restated)

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

In connection with the Unified Management Agreement, the Company, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary basis or as needed in the future. See Note 3 item (d) Liquidity.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current assets	$1,282,054	$1,285,967	$1,674,171	$1,087,108
Plant and equipment, net	1,262,144	1,154,811	1,217,264	553,688
Other noncurrent assets	29,014	72,428	45,836	54,099
Total assets	2,573,212	2,513,206	2,937,271	1,694,895
Total liabilities	(3,040,879)	(2,943,761)	(3,131,823)	(1,612,925)
Net liabilities	$(467,667)	$(430,555)	$(194,552)	$81,970

VIE and its subsidiaries’ liabilities consist of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$988,364	$971,117	$1,105,570	$447,992
Accounts payable	393,816	324,563	401,158	230,753
Accounts payable - related parties	235,116	177,160	81,403	56,742
Short term loans - bank	267,688	114,935	209,234	260,977
Short term loans - others	55,844	141,290	240,684	113,328
Short term loans - related parties	125,236	35,839	15,710	14,548
Current maturities of long-term loans – related party	56,614	54,885	-	-
Other payables and accrued liabilities	37, 028	29,769	31,249	27,932
Other payables - related parties	88,914	64,941	20,677	2,132
Customer deposits	87,661	109,120	84,767	129,832
Customer deposits - related parties	18,359	21,998	66,932	53,624
Deposit due to sales representatives	24,343	33,870	22,890	52,079
Deposit due to sales representatives – related parties	1,997	1,238	-	-
Taxes payable	3,357	15,339	5,386	5,159
Deferred lease income	2,187	2,120	2,099	1,971
Capital lease obligations, current	4,321	-	25,607	-
Intercompany payable to be eliminated	21,420	30,476	66,021	69,216
Total current liabilities	2,412,265	2,128,660	2,379,387	1,466,285
Non-current liabilities:
Long term loans - related parties	16,043	38,088	92,035	91,020
Long-term other payable – related party	-	43,008	-	-
Deferred lease income - noncurrent	75,257	75,079	76,425	55,620
Capital lease obligations, noncurrent	375,019	330,099	280,743	-
Profit sharing liability at fair value	162,295	328,827	303,233	-
Total non-current liabilities	628,614	815,101	752,436	146,640
Total liabilities of consolidated VIE	$3,040,879	$2,943,761	$3,131,823	$1,612,925

	For the year ended	For the year ended	For the year ended	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Sales	$2,450,256	$2,837,608	$3,496,551	$1,846,080
Gross (loss) profit	$(56,065)	$29,512	$(86,308)	$32,751
Income (loss) from operations	$45,161	$(68,081)	$(175,104)	$(8,073)
Net loss attributable to controlling interest	$(16,457)	$(114,936)	$(161,897)	$(32,668)

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as for and during the years ended December 31, 2013, 2012, 2011 and 2010.

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

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as for and during the years ended December 31, 2013, 2012, 2011 and 2010.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of December 31, 2013, 2012, 2011 and 2010 were (6.5), (7.1), (19.7) and 13.8, respectively. As of December 31, 2013, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.2 billion.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2013, 2012, 2011 and 2010, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2013, 2012, 2011 and 2010 amounted to $431.3 million, $369.9 million, $518.2 million and $263.1 million, including $2.0 million, $2.3 million, $0 and $0 that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of December 31, 2013, $0.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 22.1%, 26.7%, 27.1% and 28.6% of the Company’s total sales for the years ended December 31, 2013, 2012, 2011 and 2010, respectively. None of the five major customers accounted for more than 10% of total sales for the year ended December 31, 2013, 2012, 2011 and 2010, respectively. These five major customers accounted for 0%, 47.8%, 27.2% and 0% of total accounts receivable, including related parties, as of December 31, 2013, 2012, 2011 and 2010, respectively. None of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2013. One of the five major customers accounted for more than 10% of total accounts receivable as of December 31, 2012, 2011 and 2010.

For the years ended December 31, 2013, 2012, 2011 and 2010, the Company purchased approximately 40.2%, 38.9%, 48.6% and 48.0% of its raw materials from five major suppliers, respectively. One of the five major suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2013 and none of the five major suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2012, 2011 and 2010. These five vendors accounted for 29.1%, 33.8%, 16.9%, and 28.3% of total accounts payable, including related parties, as of December 31, 2013, 2012, 2011 and 2010, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2013, 2011 and 2010 while one of the five major suppliers individually accounted for more than 10% of total accounts payable as December 31, 2012.

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

Translation adjustments included in accumulated other comprehensive income amounted to $0.7 million, $10.2 million, $10.2 million and $11.0 million as of December 31, 2013, 2012, 2011 and 2010, respectively. The balance sheet amounts, with the exception of equity at December 31, 2013, 2012, 2011 and 2010 were translated at 6.11 RMB, 6.30 RMB, 6.37 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2013, 2012, 2011 and 2010 were 6.19 RMB, 6.30 RMB, 6.47 RMB and 6.76 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(i)	Financial instruments (restated)

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, short term investment, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available. The carrying value of the long term loans-related party approximates its fair value as of the reporting date as their stated interest rates approximate current rates available.

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

The Company analyzes all financial instruments with features of both liabilities and equity, pursuant to which previously issued by the Company warrants were required to be recorded as a liability at fair value and marked to market each reporting period. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs. See Note 13 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

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

The Company determines the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which is currently 7.3%.

The fair value of the profit sharing liability will change each period as a result of (a) any changes in our estimate of Longmen Joint Venture’s projected profits/losses over the remaining term of the Agreement, (b) any change in the discount rate used, based on changes in our current or expected borrowing rate, (c) the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows is estimated and (d) any difference between the previously estimated operating results for the current period and actual results.

Each period, the Company considers whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, the Company has not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability

•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate

•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods

•	the People’s Bank of China has not recently adjusted any borrowing rate

•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies

•	the bank interest rates are assessed by each individual bank and governed by the Chinese banking regulatory bodies. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings
•	interest rate index
•	gross national product index
•	industry index
•	government policy

The above assumptions were reviewed by the Company at December 31, 2013 and the Company changed those assumptions compared with the assumptions used at December 31, 2012 and 2011 because of the changes in market conditions in the PRC. Since the Company had the most updated information from the banks, GDP report, government policies, and the operating results from the year ended December 31, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the period ended December 31, 2013 and recorded a gain on change in fair value of profit sharing liability of $ $174.6 million for the year ended December 31, 2013.

The estimated fair value of the profit sharing liability at December 31, 2013 is $162.3 million. Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowing rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of December 31, 2013 would have been $186.0 million and we would reduce the gain from the change in the fair value of the profit sharing liabilities by $23.7 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of December 31, 2013 would have been $159.8 million and we would reduce the loss from the change in the fair value of profit sharing liabilities by $2.5 million.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

(in thousands)	Carrying Value as of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities - warrants	$1	$-	$-	$1
Profit sharing liability	328,827	-	-	328,827
Total	$328,828	$-	$-	$328,828

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Carrying Value as of December 31, 2011	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities - warrants	$10	$-	$-	$10
Profit sharing liability	303,233	-	-	303,233
Total	$303,243	$-	$-	$303,243

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

(in thousands)	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities - warrants	$5,573	$-	$-	$5,573

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2013, 2012, 2011 and 2010:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$328,828	$303,243	$5,573	$24,390
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	-	-	280,857	-
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	(174,821)	-	-	-
Change in discount rate	-	-	-
Change in the number of future periods over which the present value of future cash flows is estimated	16,872	22,499	14,047	-
Difference between the previously estimated operating results for the current period and actual results	(16,620)	-	-	-
Current period interest expense accreted	-	-	-	389
Current period payments made for principal and stated interest	-	-	-	(217)
Current period note converted carrying value	-	-	-	(3,934)
Change in derivative liabilities - warrants	1	9	(5,563)	(15,055)
Exchange rate effect	8,035	3,077	8,329	-
Ending balance	$162,295	$328,828	$303,243	$5,573

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

Interest expenses for early submission request of payment amounted to $37.9 million, $90.0 million $34.2 million and $24.4 million, respectively, for the years ended December 31, 2013, 2012, 2011 and 2010.

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

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had written-off $9.8 million, $38.5 million, $37.5 million and $1.1 million inventory cost as of December 31, 2013, 2012, 2011 and 2010, respectively.

(q)	Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2013, 2012, 2011 and 2010 amounted to $23.1 million, $23.7 million, $30.1 million and $9.5 million, respectively.

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

Mining right

Mining rights are capitalized at cost when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. In October 2011, Longmen Joint Venture acquired an iron ore mining right amounting to $2.5 million (RMB 15.0 million), which is amortized over the estimated recoverable reserve of 4.2 million tons.

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

The tables below summarize Longmen Joint Venture’s investment holdings as of December 31, 2013, 2012, 2011 and 2010.

Unconsolidated entities	Year acquired	December 31, 2013 Net investment (In thousands)	Owned %	December 31, 2012 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,215	24.1	$1,166	24.1

		December 31,		December 31,
		2011		2010
	Year	Net investment	Owned	Net investment	Owned
Unconsolidated entities	acquired	(In thousands)%		(In thousands)%
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,041	24.1	$1,236	27.0
Shaanxi Daxigou Mining Co., Ltd	2004	8,304	22.1	4,779	22.1
Shaanxi Xinglong Thermoelectric Co., Ltd.	2004-2007	-	-	8,534	20.7
Huashan Metallurgical Equipment Co., Ltd.	2003	3,067	25.0	2,907	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	428	23.8	-	25.0
Total		$12,840		$17,456

The table below summarizes General Steel (China)’s investment holding (see Note 3(a) - Basis of presentation) as of December 31, 2013 and 2012.

Unconsolidated entities	Year acquired	December 31, 2013 Net investment (In thousands)	Owned %	December 31, 2012 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,728	32.0	$1,064	32.0

Total investment income in unconsolidated subsidiaries amounted to $0.2 million, $0.2 million, $3.9 million and $6.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, which was included in “Income from equity investments” in the consolidated statements of operations and comprehensive loss.

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

To reimburse Longmen Joint Venture for certain construction costs incurred as well as economic losses on suspended production to accommodate the construction of the new iron and steel making facilities on behalf of Shaanxi Steel, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture for the value of assets dismantled, various site preparation costs incurred and rent under a 40-year land sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and for the reduced production efficiency caused by the construction. Applying the lease accounting guidance, the Company has concluded that, except for the reimbursement for site preparation costs incurred, the amount of reimbursement should be deferred and recognized as a component of the land that was sub-leased during the construction, to be amortized to income over the remaining term of the 40-year sub-lease. Deferred lease income represents the remaining balance of compensation being deferred. See Note 15 - “Deferred lease income”.

(x)	Non-controlling Interest

Non-controlling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, Baotou Iron and Steel Group’s 20% interest in Baotou Steel Pipe Joint Venture, an individuals’ 0.9% interest in Yangpu Shengtong, two individuals’ 1.3% interest in Qiu Steel, an individual’s 1% interest in Maoming Hengda, and TME Group’s 40% interest in Tianwu Joint Venture prior to its deconsolidation on November 19, 2013. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

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

As of December 31, 2013, the Company had repurchased 2,472,306 total shares of its common stock under the share repurchase plan approved by the Board of Directors in December 2010.

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

Note 4 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	$-	$63,319	$-	$-
Loan to Teamlink Investment Co., Ltd; due in June, July and December 2014; interest rate was 4.75%	4,540	6,000	-	-
Total loans receivable – related parties	$4,540	$69,319	$-	$-

See Note 21 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.3 million, $2.3 million, $0 and $0 for the year ended December 31, 2013, 2012, 2011 and 2010, respectively.

Note 5 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Accounts receivable	$5,131	$8,062	$14,624	$18,796
Less: allowance for doubtful accounts	(1,053)	(1,367)	(2,023)	(296)
Accounts receivable – related parties	2,942	14,966	20,593	4,160
Net accounts receivable	$7,020	$21,661	$33,194	$22,660

Movement of allowance for doubtful accounts is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$1,367	$2,023	$292	$490
Charge to expense	96	433	1,972	174
Less: recovery	(449)	(1,109)	(284)	(386)
Exchange rate effect	39	20	39	18
Ending balance	$1,053	$1,367	$2,023	$296

Note 6 – Inventories

Inventories consist of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Supplies	$21,040	$23,123	$20,869	$13,733
Raw materials	164,301	141,503	279,041	381,178
Finished goods	42,977	57,630	35,962	59,813
Less: allowance for inventory valuation	(15,397)	(9,585)	(38,143)	(1,088)
Total inventories	$212,921	$212,671	$297,729	$453,636

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2013, 2012, 2011 and 2010, the Company had provided allowance for inventory valuation in the amounts of $15.4 million, $9.6 million, $37.5 million and $1.1 million, respectively.

Movement of allowance for inventory valuation is as follows:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$9,585	$38,143	$1,088	$-
Addition	15,194	9,582	37,512	1,061
Less: write-off	(9,757)	(38,519)	(1,108)	-
Exchange rate effect	375	379	651	27
Ending balance	$15,397	$9,585	$38,143	$1,088

Note 7 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $127.9 million, $126.1 million, $83.8 million and $30.8 million as of December 31, 2013, 2012, 2011 and 2010, respectively.

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Buildings and improvements	$274,402	$214,661	$183,343	$116,294
Machinery	667,093	573,572	621,463	502,958
Machinery under capital lease	623,895	587,334	581,413	-
Transportation and other equipment	22,991	20,274	18,132	13,253
Construction in progress	11,412	4,645	8,203	65,749
Subtotal	1,599,793	1,400,486	1,412,554	698,254
Less: accumulated depreciation	(327,886)	(232,650)	(155,318)	(95,642)
Total	$1,271,907	$1,167,836	$1,257,236	$602,612

Construction in progress consisted of the following as of December 31, 2013:

Construction in progress	Value	Completion	Estimated additional cost to complete
description	(In thousands)	date	(In thousands)
Iron-making system dust removing equipment	$141	January 2014	$1,381
Factory wall repair	945	March 2014	105
Equipment updates	843	January 2014	2,725
Sintering machine construction	257	November 2014	143,525
#5 blast furnace construction	1,907	December 2014	176,526
Electrical substation construction	4	August 2014	24,229
Reconstruction of miscellaneous factory buildings	4,428	June 2014	4,533
Project materials	2,156		-
Others	731		-
Total	$11,412		$353,024

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

The carrying value of assets acquired under the capital lease consists of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$623,895	$587,334	$581,413	$-
Less: accumulated depreciation	(77,086)	(46,497)	(18,411)	-
Carrying value of leased assets	$546,809	$540,837	$563,002	$-

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

Depreciation expense for the year ended December 31, 2013, 2012, 2011 and 2010 amounted to $87.9 million, $82.5 million, $56.4 million and $40.1 million, respectively. These amounts include depreciation of assets held under capital leases for the years ended December 31, 2013, 2012, 2011 and 2010, which amounted to $28.7 million, $27.9 million, $18.1 million and $0, respectively.

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Land use rights	$30,884	$29,986	$29,685	$28,462
Mining right	2,459	2,384	2,338	-
Software	743	692	685	660
Subtotal	34,086	33,062	32,708	29,122
Less:
Accumulated amortization – land use rights	(8,498)	(7,577)	(6,442)	(5,316)
Accumulated amortization – mining right	(1,320)	(993)	(822)	-
Accumulated amortization – software	(561)	(426)	(301)	(134)
Subtotal	(10,379)	(8,996)	(7,565)	(5,450)
Intangible assets, net	$23,707	$24,066	$25,143	$23,672

The gross amount of the intangible assets amounted to $34.1 million, $33.1 million, $32.7 million and $29.1 million as of December 31, 2013, 2012, 2011 and 2010, respectively. The remaining weighted average amortization period is 33.5 years as of December 31, 2013.

Total amortization expense for the year ended December 31, 2013, 2012, 2011 and 2010 amounted to $0.8 million, $1.2 million, $1.1 million and $1.1 million, respectively.

Total depletion expense for the year ended December 31, 2013, 2012, 2011 and 2010 amounted to $0.3 million, $0.2 million, $0.8 million and $0, respectively.

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

Note 10 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $399.4 million, $322.7 million, $363.3 million and $167.7 million as of December 31, 2013, 2012, 2011 and 2010, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $231.7 million, $345.8 million, $451.1 million and $159.3 million as of December 31, 2013, 2012, 2011 and 2010, respectively.

The Company had the following short-term notes payable as of:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from January to April 2014. Restricted cash required of $16.4 million, $6.3 million, $7.9 million and $11.7 million as of December 31, 2013, 2012, 2011 and 2010, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$29,466	$12,696	$7,934	$21,541
Longmen Joint Venture: Notes payable to various banks in China, due various dates from January to August 2014. Restricted cash required of $383.0 million, $316.4 million, $355.4 million and $150.7 million as of December 31, 2013, 2012, 2011 and 2010, respectively; Notes receivable secured for the notes payable amounted to $231.7 million, $345.8 million, $451.1 million and $159.3 million as of December 31, 2013, 2012, 2011 and 2010, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	988,364	971,117	1,105,570	447,992
Baotou: Notes payable to various banks in China, due in April 2011. Restricted cash required of $5.3 million as of December 31, 2010, guaranteed by third parties.	-	-	-	10,619
Total short-term notes payable	$1,017,830	$983,813	$1,113,504	$480,152

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from March to September 2014. Weighted average interest rate was 7.2%, 7.6%, 7.5% and 6.0% per annum as of December 31, 2013, 2012, 2011 and 2010, respectively; some are guaranteed by third parties while others were secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$34,229	$32,189	$43,149	$24,220
Longmen Joint Venture: Loans from various banks in China, due various dates from January to December 2014. Weighted average interest rate was 6.3%, 6.8%, 8.3% and 6.0% per annum as of December 31, 2013, 2012, 2011 and 2010, respectively; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. $163.9 million, $12.4 million, $76.0 million and $81.0 million restricted notes receivable were secured for the loans as of December 31, 2013, 2012, 2011 and 2010, respectively; These loans were either repaid or renewed subsequently on the due dates.	267,688	114,935	209,234	260,978
Tianwu: Loans from Industrial and Commercial Bank of China Ltd., due dates vary from March to August 2012. Interest rate was 5% additional to standard bank interest rate, and secured by accounts receivables. These loans were either repaid or renewed subsequently on the due dates.	-	-	1,571	-
Total short-term loans - bank	$301,917	$147,124	$253,954	$285,198

As of December 31, 2013, 2012, 2011 and 2010, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. As of December 31, 2013, three of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20% and 70%. However, as of December 31, 2013, General Steel (China)’s debt to asset ratio was 89.7%. As of December 31, 2012, 2011 and 2010, one of Longmen Joint Venture’s bank loans contained a financial covenant that stipulated a debt to asset ratio below 85%. However, as of December 31, 2012, 2011 and 2010, Longmen Joint Venture’s debt to asset ratio was 117.1%, 105.4% and 93.2%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of December 31, 2013, 2012, 2011 and 2010 was $6.4 million, $12.7 million, $12.6 million and $12.1 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to June 2014, and weighted average interest rate was 5.2%, 6.0%, 6.2% and 6.0% per annum as of December 31, 2013, 2012, 2011 and 2010, respectively. These loans were either repaid or renewed subsequently on the due dates.	$22,720	$25,324	$143,102	$75,380
Longmen Joint Venture: Loans from financing sales.	33,124	115,966	97,583	37,947
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,223	6,033	5,972	14,385
Total short-term loans – others	$62,067	$147,323	$246,657	$127,712

The Company had various loans from unrelated companies amounting to $62.1 million, $147.3 million, $246.7 million and $127.7 million as of December 31, 2013, 2012, 2011 and 2010, respectively. Of the $62.1 million, $6.2 million loans carry no interest, $33.1 million of financing sales are subject to interest rates ranging between 4.2% and 5.9%, and the remaining $22.7 million are subject to interest rates ranging from 4.7% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the years ended December 31, 2013, 2012, 2011 and 2010 amounted to $724.3 million, $1.0 billion, $998.9 million and $761.8 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2013, 2012, 2011 and 2010 amounted to $5.4 million, $9.2 million, $10.7 million and $7.0 million, respectively.

Short term loans due to related parties

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$-	$4,133	$-	$-
General Steel China: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	-	15,416	-	-
General Steel China: Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	-	21,397	-	-
General Steel China: Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	-	1,359	-	-
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,458	1,413	-	-
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	28,216	-	-	-
Longmen Joint Venture: Loan from Shaanxi Steel Group due in November 2014, and interest rate is 6.6% and 5.6% per annum as of December 31, 2013 and 2010, respectively.	49,110		-	14,548
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd., due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.	-	-	15,710	-
Longmen Joint Venture: Loans from financing sales.	47,909	35,839	-	-
Total short-term loans - related parties	$126,693	$79,557	$15,710	$14,548

Long-term loans due to related party

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate are 5.6% - 5.9% per annum.	$72,657	$92,973	$92,035	$91,020
Less: Current maturities of long-term loans – related party	(53,013)	(54,885)	-	-
Long-term loans - related party	$19,644	$38,088	$92,035	$91,020

Total interest expense, net of capitalized interest, amounted to $33.2 million, $43.1 million, $100.9 million and $51.3 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

Capitalized interest amounted to $2.8 million, $0.7 million, $3.0 million and $2.1 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

Note 11 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2013, 2012, 2011 and 2010, customer deposits amounted to $152.7 million, $147.9 million, $158.8 million and $188.4 million, respectively, including deposits received from related parties, which amounted to $64.9 million, $22.0 million, $68.3 million and $54.9 million, respectively.

Note 12 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $26.3 million, $35.1 million, $23.8 million and $52.1 million in deposits due to sales representatives, including deposits due to related parties, as of December 31, 2013, 2012, 2011 and 2010, respectively.

Note 13 – Convertible notes and warrants

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

The fair value of the warrants as of December 31, 2012 was calculated using the Cox Rubenstein Binomial model based on the following variables:

2007 Warrants
Expected volatility	86%
Expected dividend yield	0%
Risk-free interest rate	0.08%
Expected lives	0.36 years
Market price	$0.99
Strike price	$5.00

The fair value of the warrants as of December 31, 2011 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	55%	50%
Expected dividend yield	0%	0%
Risk-free interest rate	0.17%	0.24%
Expected lives	1.37 years	0.48 years
Market price	$0.99	$0.99
Strike price	$5.00	$5.00

The fair value of the warrants as of December 31, 2010 was calculated using the Cox Rubenstein Binomial model based on the following variables:

	2007 Warrants	2009 Warrants
Expected volatility	100%	60%
Expected dividend yield	0%	0%
Risk-free interest rate	0.76%	0.44%
Expected lives	2.37 years	1.48 years
Market price	$2.87	$2.87
Strike price	$5.00	$5.00

As of December 31, 2013, 2012, 2011 and 2010, derivative liabilities - warrants amounted to $0, $1.0 thousand, $10.2 thousand and $5.6 million, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2010	6,678,649
Granted	-
Forfeited / expired	-
Exercised	-
Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	(3,900,871)
Exercised	-
Outstanding as of December 31, 2013	-

Note 14 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $14.5 million, $22.7 million, $22.5 million and $20.9 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

The Company paid income tax amounted to $0.9 million, $0.6 million, $0.8 million and $1.8 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

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

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April29, 2011 upon the inception of the Unified Management Agreement. See Note 16 – “Capital lease obligations”.

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

Note 15 - Deferred lease income

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the year ended December 31, 2013, 2012, 2011 and 2010, the Company recognized $2.2 million, $2.1 million, $2.0 million and $0.9 million, respectively. As of December 31, 2013, 2012, 2011 and 2010, the balance of deferred lease income amounted to $77.4 million, $77.2 million, $78.5 million and $57.6 million, respectively, of which $2.2 million, $2.1 million, $2.1 million and $2.0 million represents balance to be amortized within one year. See Note 21 – Related party transactions and balances (m) – Deferred lease income for details.

Note 16 - Capital lease obligations

Iron and steel production facilities

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB14.6 million) based on Shaanxi Steel’s cost to construct the assets to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. After determining the value of the leased asset and obligation at the inception of the lease, the lease liability was then reduced by the value of the profit sharing component, which is recognized as a derivative liability, which is carried at fair value. See Note 17 – “Profit sharing liability”.

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

Interest expense for the years ended December 31, 2013, 2012, 2011 and 2010 on the capital lease obligations was $20.8 million, $20.6 million, $18.4 million and $0, respectively.

Note 17 – Profit sharing liability (restated)

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 16 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 3(i) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment has been made since inception.

Note 18 – Other income (expense)

Gain on debt settlement

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda Industrial Group Ltd. (“Guangzhou Hengda”), an unrelated party, and its sole shareholder Ms. Ding Yumei whereby the Company issued 974,571 shares of its common stock (the“Shares”) to Ms. Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to partially repay the outstanding balance due to Guangzhou Hengda by $4.8 million. The Company recorded paid-in-capital based on the market price of its common stock on the date of debt settlement at $1.48 per share, totaling $1.4 million and a gain from debt settlement totaling $3.4 million for the year ended December 31, 2011, respectively, which was the difference between the amount of debt extinguished and the fair value of the Shares issued in the settlement.

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

Realized income from future contracts

On May 2011, the Company entered a forward contract with one unrelated party to minimize the economic impact of price fluctuations of steel rebar. The contract was not material and only represented less than 1% of the company’s anticipated rebar sales in 2011. The Company has not designated the derivative as a hedging instrument, and, as such, includes the realized gain or loss in other income (expense). For the year ended December 31, 2011, the Company realized$0.4 million gain on these contracts. There was no cash deposit held in the brokerage account and no trading financial assets and no open contracts held as of December 31, 2011. There are no required minimum investment amount and no specific contract period requirement on this future brokerage contract. The contract amount may be withdrawn at any time.

On May 2010, the Company entered a forward contract with one unrelated party to minimize the economic impact of price fluctuations of steel rebar. The contract was not material and only represented less than 1% of the Company’s anticipated rebar sales in 2010. The Company has not designated the derivative as a hedging instrument, and, as such, includes the realized gain or loss in other income (expense). For the year ended December 31, 2010, the Company realized $1.4 million gain on these contracts. There was no cash deposit held in the brokerage account and no trading financial assets and no open contacts held as of December 31, 2010. There are no required minimum investment amount and no specific contract period requirement on this future brokerage contract. The contract amount may be withdrawn at any time.

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the year ended December 31, 2013, 2012, 2011 and 2010, the Company recognized lease income of $2.2 million, $2.1 million, $2.0 million and $0.9 million, respectively.

Gain on deconsolidation of a subsidiary

On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Tianwu’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. At the time of deconsolidation, the fair value of the 32% equity interest retained by General Steel (China) was $15.3 million (RMB 96.3 million), which was based on an independent third-party valuation, while Tianwu’s carrying value was $48.2 million (RMB 301.0 million). $19.4 million (RMB 121.2 million) noncontrolling interest in Tianwu was deconsolidated (see Note 22 – Equity) while 0.9 million cumulative translation adjustment was released to net income. The total gain from the deconsolidation of Tianwu was approximately $1.0 million.

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

Note 19 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2013, 2012, 2011 and 2010 are as follows:

	For the year ended	For the year ended	For the year ended	For the year ended
(In thousands)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Current	$354	$627	$175	$1267
Deferred	-	169	15,419	(10,049)
Total provision for income taxes	$354	$796	$15,594	$(8,782)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2013, 2012, 2011 and 2010 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
U.S. Statutory rates	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%	(34.0)%	(34.0)%
China income tax rate	25.0%	25.0%	25.0%	25.0%
Current year tax loss that were not recognized as deferred tax assets	-	-	(17.1)%	2.3%
Effect of tax rate differential of subsidiaries/VIE	(12.0)%	(8.3)%	13.6%	(12.3)%
Effect of change in deferred tax assets valuation allowance	(58.4)%	(10.9)%	(27.3)%	2.3%
Effect of permanent difference – change in fair value of profit sharing liability	61.9%	-	-	-
Effect of permanent difference – capital lease obligation for iron and steel production facilities	(17.3)%	(6.1)%
Total provision for income taxes*	(0.8)%	(0.3)%	(5.8)%	15.0%

*The negative effective tax rates for the years ended December 31, 2013, 2012 and 2011 were mainly due to a consolidated loss before income tax while the Company provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $493.7 million will begin to expire in 2014. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of December 31, 2013, 2012, 2011 and 2010 was $97.6 million, $72.9 million, $47.7 million and $0, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Beginning balance	$-	(A)	$167	(A)	$15,301	(A)	$5,044	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	(272)		2,484		912		1,062
Effective tax rate	25%		25%		25%		25%
Addition (deduction) in deferred tax asset	(68	)(B)	621	(B)	228	(B)	266	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	143,873		95,453		143,180		8,488
Effective tax rate	15%		15%		15%		15%
Addition in deferred tax asset	21,581	(C)	14,318	(C)	1,528	(C)	1,273	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	(2,697)		22,427		6,112		1,281
Effective tax rate	25%		25%		25%		25%
Addition (deduction) in deferred tax asset	(674	)(D)	5,607	)(D)	1,528	(D)	320	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	10,282		29,836		58,611		56,531
Effective tax rate	15%		15%		15%		15%
Addition (deduction) in deferred tax asset	1,542	(E)	4,475	(E)	8,792	(E)	8,480	(E)
Addition in valuation allowance	(22,087	)(F)	(25,180	)(F)	(46,914	)(F)	-	(F)
Deconsolidation of Tongxing	-	(G)	(216	)(G)	-	(G)	-	(G)
Exchange difference	(294	)(H)	208	(H)	(245	)(H)	(82	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$-		$167		$15,301

Movement of valuation allowance:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$72,891	$47,703	$-	$-
Current period addition	23,293	25,180	46,914	-
Current period reversal	(1,206)	-	-	-
Deconsolidation of Tongxing	-	(216)	-	-
Exchange difference	2,591	224	789	-
Ending balance	$97,569	$72,891	$47,703	$-

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

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2013, 2012, 2011 and 2010, the Company had $3.5 million, $4.2 million, $20.4 million and $37.3 million in value added tax credit which are available to offset future VAT payables, respectively.

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

Taxes payable consisted of the following:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
VAT taxes payable	$2,211	$13,579	$4,856	$3,921
Income taxes payable	173	68	96	840
Misc. taxes	2,244	3,027	6,422	1,476
Total	$4,628	$16,674	$11,374	$6,237

Note 20 –Loss per share

The computation of loss per share is as follows:

(in thousands, except per	For the year ended	For the year ended	For the year ended	For the year ended
share data)	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Loss attributable to holders of common stock	$(33,016)	$(152,697)	$(177,187)	$(30,006)
Basic and diluted weighted average number of common shares outstanding	55,126	54,867	54,750	53,113
Loss per share
Basic and diluted	$(0.60)	$(2.78)	$(3.24)	$(0.56)

The Company had warrants exercisable for 3,900,871 shares of the Company’s common stock at December 31, 2012. For the year ended December 31, 2012, all outstanding warrants were excluded from the diluted earnings per share calculation since they are anti-dilutive.

Other than the aforementioned potentially dilutive securities, there were no other potentially dilutive securities outstanding for the years ended December 31, 2013, 2012, 2011 and 2010.

Note 21 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 16 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$605,839	$587,334	$581,413	$-
Less: accumulated depreciation	(76,740)	(46,497)	(18,411)	-
Carrying value of leased assets	$529,099	$540,837	$563,002	$-

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

For the year ended December 31, 2013, 2012, 2011 and 2010, General Steel (China) realized rental income $0 million, $1.6 million, $3.1 million and $3.1 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive income (loss).

c.	The following chart summarized sales to related parties for the years ended December 31, 2013, 2012, 2011 and 2010.

		For the year ended	For the year ended	For the year ended	For the year ended
Name of Related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$255,859	$438,951	$337,359	$344,556
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	5,953	94,984	47,268
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	-	76,130	43,778
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	73	147,968	187,689	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	21,570	92,724	160,422	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	16,273	46,998	58,299	38,545
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	77,899	53,866	37,432	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	20,014	-
Shaanxi Steel	Majority shareholder of Long Steel Group	3,221	3,332	19,735	1,152
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	-	-	5,503
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	-	8,385
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	27,911	24,515	-	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	7,325	35,542	69,872	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	37,068	47,110	48,991	-
Others	Entities either owned or have significant influence by our affiliates or management	-	243	842	183
Total		$447,199	$897,202	$1,111,769	$489,370

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

d.	The following charts summarize purchases from related parties for the years ended December 31, 2013, 2012, 2011 and 2010.

		For the year ended	For the year ended	For the year ended	For the year ended
Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$522,295	$483,058	$913,850	$553,752
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	-	4,772	8,489
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	43,160	-	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	6,933	-	-
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	180,401	255,800	391,065	234,479
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	19,943	88,094	37,890	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	6,379	19,076	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	213	7,334	19,110	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	32,824	32,693	34,810	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,933	5,400	-	-
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	26,047	-	-	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	76,735	-	-	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by the Long Steel Group	20,213	-	-	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	-	6,509	1,984
Others	Entities either owned or have significant influence by our affiliates or management	797	154	1,471	1,019
Total		$886,401	$929,005	$1,428,553	$799,723

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319	$-	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,540	6,000	-	-
Total		$4,540	$69,319	$-	$-

See Note 4 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$548	$10,409	$9,187	$3,023
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,017	3,141	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	18	755	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	-	1,054
Shaanxi Steel	Majority shareholder of Long Steel Group	1,741	2,435	7,207	83
Others		634	87	303	-
Total		$2,942	$14,966	$20,593	$4,160

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$406	$301	$15,244	$993
Shaanxi Steel	Majority shareholder of Long Steel Group	46,439	65,981	66,869	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	937	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	-	1,078
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	-	2,441	-
Teamlink Investment Co., Ltd	Owned by CEO through indirect shareholding	-	-	2,000	-
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,247	1,195	-	-
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	491	476	-	455
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,901	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	622	429	188	317
Total		$54,106	$68,382	$87,679	$10,938

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$9,123	$1,367	$1,028	$-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	25,607	-	-	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	10,343	-	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	16,158	-	-	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	555	41,316	15,678	6,187
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	21,197	3,733	3,538	-
Others	Entities either owned or have significant influence by our affiliates or management	20	-	-	-
Total		$83,003	$46,416	$20,244	$6,187

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$58,163	$58,661	$46,487	$25,708
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	134,758	91,511	11,231	28,329
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	29,990	5,652	-	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	958	3	25,511	2,764
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	8,714	5,278	12,800	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919	14,856	17,264
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	716	1,146	1,185	880
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	-	-	1,579
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,004	875	1,600	1,101
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	-	1,954
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52	8,034	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	759	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	629	335	124	115
Total		$235,692	$177,432	$121,828	$79,694

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$49,110	$35,839	$-	$14,548
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	28,216	-	-	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	33,183	-	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,178	19,549	15,710	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,548	21,397	-	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,359	-	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,458	1,413	-	-
Total		$126,693	$79,557	$15,710	$14,548

See Note 10 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$53,013	$54,885	$-	$-
Total		$53,013	$54,885	$-	$-

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$380	$2,770	$-	$10,168
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	43,636	60,180	20,001	-
Shaanxi Steel	Majority shareholder of Long Steel Group	44,363	-	-	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	895	836	241	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	291	141	1,398	1,350
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	5,771	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	-	4,547
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	1,040	-
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	4,761	-	-
Wenchun Han	Director of General Steel (China)	-	-	-	2,124
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	473	3,695	-	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,745	-	-	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,375	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	921	642	422	25
Total		$94,079	$73,025	$28,873	$18,214

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$-	$-	$5,081
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	10	4,869	24,256	-
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	2,163	5,972	-
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90	1,506	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	9,102	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	15,038	8,864	4,755	48,161
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	1,345	1,299
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	-	-	6,822	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,748	5,615	1,540	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	11,178	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	275	353	1,750	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	46,521	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	289	44	51	381
Total		$64,881	$21,998	$68,277	$54,922

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$619	$471	$455
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	619	472	-
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,408	-	-	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	589	-	-	-
Total		$1,997	$1,238	$943	$455

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$19,644	$38,088	$92,035	$91,020
Total		$19,644	$38,088	$92,035	$91,020

The Company also provided guarantee on related parties’ bank loans amounting to $205.8 million, $118.0 million, $56.6 million and $3.0 million as of December 31, 2013, 2012, 2011 and 2010, respectively.

l.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$43,008	$-	$-
Total		$-	$43,008	$-	$-

m.	Deferred lease income

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524	$57,591	$16487
Add: Reimbursement for dismantled assets	-	-	-	568
Add: Reimbursement for loss of efficiency	-	-	-	20676
Add: Reimbursement for trial production costs	-	-	14,042	13584
Add: Deferred depreciation cost during free use period	-	-	6,904	6656
Less: Lease income realized	(2,158)	(2,119)	(2,008)	(943)
Exchange rate effect	2,403	794	1995	563
Ending balance	77,444	77,199	78,524	57,591
Current portion	(2,187)	(2,120)	(2,099)	(1,971)
Noncurrent portion	$75,257	$75,079	$76,425	$55,620

For the year ended December 31, 2013, 2012, 2011 and 2010, the Company realized lease income from Shaanxi Steel, a related party, amounted to $2.2 million, $2.1 million, $2.0 million and $0.9 million, respectively.

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

Note 22 – Equity

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

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda and its sole shareholder Ms. Ding Yumei whereby the Company issued 974,571 shares of its common stock to Ms. Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to repay loan balance of $4.8 million due to Guangzhou Hengda.

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

Note 23 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the years ended December 31, 2013, 2012, 2011 and 2010 amounted to $8.5 million, $7.4 million, $7.0 million and $5.1 million, respectively.

Note 24 – Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2013, 2012 and 2010, the Company did not make any contributions to these reserves. For the year ended December 31, 2011, the Company made contributions of $0.1 million to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2013, 2012, 2011 and 2010, the Company made contributions of $1.2 million, $1.3 million, $82.0 thousand and $40.0 thousand to these reserves, respectively and used $0.8 million, $1.3 million, $0 and $0 of safety and maintenance expense, respectively.

Note 25 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of December 31, 2013 is as follows:

Year ending December 31,	Minimum lease payment
(in thousands)
2014	$1,450
2015	683
2016	562
2017	562
2018	562
Years after	19,955
Total minimum payments required	$23,774

Total rental expense was $3.2 million, $3.3 million, $0.3 million and $0.4 million for the years ended December 31, 2013, 2012, 2011 and 2010, respectively.

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

Note 26 – Segments (restated)

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

The following represents results of division operations for the years ended December 31, 2013, 2012, 2011 and 2010:

Sales:	2013	2012	2011	2010
Longmen Joint Venture	$2,450,256	$2,837,608	$3,496,551	$1,846,080
Maoming Hengda	3,814	6,502	9,946	10,011
Baotou Steel Pipe Joint Venture	5,585	6,760	8,036	12,315
General Steel (China) & Tianwu Joint Venture	58,630	161,613	267,543	68,918
Total sales	2,518,285	3,012,483	3,782,076	1,937,324
Interdivision sales	(54,538)	(148,890)	(218,180)	(55,184)
Consolidated sales	$2,463,747	$2,863,593	$3,563,896	$1,882,140

Gross profit (loss):	2013	2012	2011	2010
Longmen Joint Venture	$(56,065)	$29,512	$(86,308)	$32,751
Maoming Hengda	(130)	(1,350)	(392)	(2,726)
Baotou Steel	229	69	491	562
General Steel (China) & Tianwu Joint Venture	28	3,888	(3,845)	2,589
Total gross profit (loss)	(55,938)	32,119	(90,054)	33,176
Interdivision gross profit	-	-	1,840	(1,761)
Consolidated gross profit (loss)	$(55,938)	$32,119	$(88,214)	$31,415

Income (loss) from operations:	2013	2012	2011	2010
Longmen Joint Venture	$45,161	$(68,081)	$(175,104)	$(8,073)
Maoming Hengda	(2,811)	(19,789)	(2,568)	(5,782)
Baotou Steel	(407)	(7)	(2,516)	(862)
General Steel (China) & Tianwu Joint Venture	(2,971)	(2,539)	(10,902)	1,133
Total income (loss) from operations	38,972	(90,416)	(191,090)	(13,584)
Interdivision income (loss) from operations	-	-	1,840	(1,762)
Reconciling item (1)	(4,567)	(5,041)	(4,838)	(5,816)
Consolidated income (loss) from operations	$34,405	$(95,457)	$(194,088)	$(21,162)

Net income (loss) attributable to General Steel Holdings, Inc.:	2013	2012	2011	2010
Longmen Joint Venture	$(16,457)	$(114,936)	$(161,897)	$(32,668)
Maoming Hengda	(2,721)	(18,968)	3,763	(5,450)
Baotou Steel	70	(531)	(1,861)	(744)
General Steel (China) & Tianwu Joint Venture	(10,485)	(13,128)	(17,120)	(330)
Total net income (loss) attributable to General Steel Holdings, Inc.	(29,593)	(147,563)	(177,115)	(39,192)
Interdivision net income	-	-	(1,501)	(1,762)
Reconciling item (1)	(3,423)	(5,134)	1,429	10,948
Consolidated net loss attributable to General Steel Holdings, Inc.	$(33,016)	$(152,697)	$(177,187)	$(30,006)

Depreciation, amortization and depletion:	2013	2012	2011	2010
Longmen Joint Venture	$85,603	$79,048	$54, 755	$34,131
Maoming Hengda	1,237	1,984	205	3,411
Baotou Steel	246	185	246	281
General Steel (China) & Tianwu Joint Venture	1,962	2,714	3,125	3,330
Consolidated depreciation, amortization and depletion	$89,048	$83,931	$58,331	$41,153

Finance/interest expenses:	2013	2012	2011	2010
Longmen Joint Venture	$83,062	$142,086	$90,325	$49,180
Maoming Hengda	1	13	262	109
Baotou Steel	-	485	(10)	14
General Steel (China) & Tianwu Joint Venture	8,812	10,861	6,655	1,955
Interdivision interest expenses	-	-	(709)	-
Reconciling item (1)	3	298	4,379	25
Consolidated interest expenses	$91,878	$153,743	$100,902	$51,283

Capital expenditures:	2013	2012	2011	2010
Longmen Joint Venture	$43,341	$27,837	$108,885	$80,718
Maoming Hengda	2	73	1,978	8,735
Baotou Steel	8	11	32	44
General Steel (China) & Tianwu Joint Venture	4	55	44	419
Consolidated capital expenditures	$43,355	$27,976	$110,939	$89,916

Total Assets as of:	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
Longmen Joint Venture	$2,573,212	$2,513,206	$2, 937,271	$1,694,895
Maoming Hengda	29,211	29,687	48,350	47,839
Baotou Steel Pipe Joint Venture	4,448	5,186	8,093	31,852
General Steel (China) & Tianwu Joint Venture	121,883	152,965	146,150	194,966
Interdivision assets	(34,213)	(57,436)	(88,326)	(173,076)
Reconciling item (2)	5,817	7,074	2,583	2,904
Total Assets	$2,700,358	$2,650,682	$3,054,121	$1,799,380

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the years ended December 31, 2013, 2012, 2011 and 2010.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of December 31, 2013, 2012, 2011 and 2010.

Note 27 – Subsequent events

On February 3, 2014, the Company granted 80,000 shares of common stock at $1.01 per share as service fees for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at the quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY BALANCE SHEETS

AS OF DECEMBER 31, 2013, 2012, 2011 AND 2010

(In thousands)

	2013	2012	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$11	$88	$48	$47
Restricted cash	-	-	4	1,130
Other receivables	39	19	1	3
Prepaid expense	301	45	60	205
TOTAL CURRENT ASSETS	351	152	113	1,385

OTHER ASSETS:
Intercompany receivable	82,987	83,320	85,106	84,941
TOTAL OTHER ASSETS	82,987	83,320	85,106	84,941

TOTAL ASSETS	$83,338	$83,472	$85,219	$86,326

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$6	$7	$7	$8
TOTAL CURRENT LIABILITIES	6	7	7	8

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	388,418	347,411	192,493	11,192
Derivative liabilities - warrants	-	-	10	5,573
TOTAL OTHER LIABILITIES	388,418	347,411	192,503	16,765

TOTAL LIABILITIES	388,424	347,418	192,510	16,773

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2013, 2012, 2011 and 2010	3	3	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,234,688, 57,269,838, 56,601,988 and 54,678,083 shares issued, 55,762,382, 54,797,532, 55,511,010 and 54,522,973 shares outstanding as of December 31, 2013, 2012, 2011 and 2010, respectively	58	57	56	55
Treasury stock, at cost, 2,472,306, 2,472,306, 1,090,978 and 316,760 shares as of December 31, 2013, 2012, 2011 and 2010, respectively	(4,199)	(4,199)	(2,795)	(871)
Paid-in-capital	106,878	105,714	107,940	104,970
Statutory reserves	6,243	6,076	6,388	6,202
Accumulated deficits	(414,798)	(381,782)	(229,083)	(51,793)
Accumulated other comprehensive income	729	10,185	10,200	10,987
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(305,086)	(263,946)	(107,291)	69,553

TOTAL LIABILITIES AND DEFICIENCY	$83,338	$83,472	$85,219	$86,326

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011 AND 2010

(In thousands)

	2013	2012	2011	2010

OPERATING EXPENSES

General and administrative expenses	$(1,324)	$(1,260)	$(2,149)	$(3,057)
Total operating expenses	(1,324)	(1,260)	(2,149)	(3,057)

OTHER INCOME
Finance/interest (expense) income	-	-	(1)	1,714
Change in fair value of derivative liabilities - warrants	1	9	5,563	15,055
Total other income, net	1	9	5,562	16,769

EQUITY LOSS OF SUBSIDIARIES	(31,693)	(151,446)	(180,600)	(43,718)

NET LOSS	(33,016)	(152,697)	(177,187)	(30,006)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(8,927)	(802)	(787)	2,869
COMPREHENSIVE LOSS	$(41,943)	$(153,499)	$(177,974)	$(27,137)

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, 2011 AND 2010

(In thousands)

	2013	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,016)	$(152,697)	$(177,187)	$(30,006)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative instruments - warrants	(1)	(9)	(5,563)	(15,055)
Stock issued for services and compensation	1,165	919	1,530	2,479
Make whole shares interest expense on notes conversion	-	-	-	1,130
Amortization of deferred note issuance cost and discount on convertible notes	-	-	-	17
Loss from subsidiaries	31,693	151,446	180,600	43,718
Changes in operating assets and liabilities
Other receivables	(20)	(18)	1	(3)
Prepaid expense	(257)	15	141	349
Other payables and accrued liabilities	-	(1)	(1)	(2,483)
Net cash used in operating activities	(436)	(345)	(479)	146

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	-	4	1,126	(1,130)
Loan repayment from (payment to) subsidiaries	334	1,785	(165)	(524)
Net cash provided by investing activities	334	1,789	961	(1,654)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	-	(1,404)	(1,923)	(870)
Borrowings from subsidiaries	25	-	1,442	2,404
Net cash provided by (used in) financing activities	25	(1,404)	(481)	1,534

(DECREASE) INCREASE IN CASH	(77)	40	1	26

CASH, beginning of year	88	48	47	21

CASH, end of year	$11	$88	$48	$47

Non-cash transactions of investing and financing activities:
Deconsolidation of a subsidiary as a reduction to paid-in-capital	$-	$3,143	$-	$-
Share issuance for intercompany's debt settlement	$-	$-	$1,442	$2,404

The accompanying notes are an integral part of these condensed financial statements.

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

1.	Basis of presentation

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

3.	Derivative instruments - warrants

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

Refer to Note 13 of the Notes to the Consolidated Financial Statements for the convertible notes and derivative liabilities.

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

GENERAL STEEL HOLDINGS, INC.

CONDENSED NOTES TO SCHEDULE 1

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

On June 16, 2011, the Company and Maoming Hengda entered into a Debt Repayment Agreement with Guangzhou Hengda and its sole shareholder Ms. Ding Yumei whereby the Company issued 974,571 shares of its common stock to Ms. Ding Yumei, the designee and sole shareholder of Guangzhou Hengda, to repay loan balance of $4.8 million due to Guangzhou Hengda.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, 2012 and 2011. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were effective as of December 31, 2013.

As a result of comments received from the Staff of the Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff of the Commission and us, we concluded that the classification, display and disclosure of our profit sharing liability (which is accounted for at fair value as a derivative instrument liability) had been incomplete and inconsistent. As a result, we have restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended December 31, 2013. The restatements are set out in this Amendment No. 1. Although the restatements did not result in any restatement of the reported balance sheets nor adjustment of reported net income for any period presented, because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in our disclosure controls and procedures.

As a result of such material weakness, our Chief Executive Officer and Chief Financial Officer have re-evaluated our disclosure controls and procedures, and on July 25, 2014 concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2013. Our disclosure controls and procedures were not effective as of December 31, 2012 and 2011 based on the same reevaluation.

Despite the existence of the material weakness in our disclosure controls and procedures, we believe that the consolidated financial statements included in this Amendment No. 1 present, in all material aspects, our financial position, results of operations and comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

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

In connection with this Amendment No. 1, our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the 1992 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on such evaluation, management revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, originally included in Management’s Report on Internal Control Over Financial Reporting in the Company’s Original 10-K. In the original 10-K, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Subsequent to the original 10-K, we have restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended December 31, 2013. The restatements are set out in this Amendment No. 1. Because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in internal control over financial reporting. As a result, management has revised its assessment of the effectiveness of our internal control over financial reporting due to a material weakness in our reporting of disclosure control and procedures on complex accounting transactions.

Based on this assessment and the determination that a material weakness exists with our reporting of disclosure control and procedures on complex accounting transactions, on July 25, 2014, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on those criteria due to the material weakness described above. Our internal control over financial reporting was not effective as of December 31, 2012 and 2011 based on the same assessment.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit our Company to provide only management’s report in this Annual Report.

Remediation

Our management has dedicated significant resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement disclosures.

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	We have engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;
•	We have engaged and will continue to engage accounting experts to review complex accounting transactions and our financial statement disclosures related to such transactions.

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

Biographical information

Mr. Zuosheng Yu , age 49, Chairman of the Board of Directors .  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen , age 43, Director .  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. James Hu , age 41, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Angela He , age 44, Independent Director.   Ms. He was elected as an independent director in July 2010.  She currently serves as the Chief Financial Officer of Procell Biotech Asia Corp. in Newport Beach, California and as an SEC reporting and accounting advisor to various publicly traded and private companies in the United States.  From 2010 to 2012, she served as the Chief Officer of Aero Technology in Long Beach, California. From 2006 to 2007, she served as a Senior Auditor for PriceWaterhouse Coopers in Los Angeles.  From 2003 to 2006, she served as an auditor for Moore Stephens Wurth Frazer and Torbet, LLP (now known as Frazer LLP).  Ms. He graduated with a Bachelor of Arts from California State University at Fullerton and is a California Certified Public Accountant. Ms. He’s strong accounting skills and experiences of advising public companies make her well suited to contribute to our Board of Directors.

Mr. Zhongkui Cao , age 64, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)(2)	Total ($) (1)
Zuosheng Yu,	2013	169,007	—	171,900	340,907
Chief Executive Officer	2012	165,973	—	172,800	338,773
	2011	161,632	—	272,700	434,332
	2010	154,769	—	464,800	619,569

John Chen,	2013	67,871	—	51,850	119,721
Chief Financial Officer	2012	66,683	—	38,400	105,083
	2011	64,351	—	60,600	124,951
	2010	50,629	—	116,200	166,829

Xiao Zeng Xu	2011	65,006	—	85,340	150,346
General Manager of Longmen Joint Venture	2010	54,442	—	101,200	155,642

(1)	The amounts shown were paid in RMB and were translated into U.S. dollars at the rate of $0.16155 per RMB for 2013, and $0.15865 per RMB for 2012.

(2)	The stock price assumption used to calculate the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 22 to the financial statements in this Annual Report.

Director Compensation

The table below sets forth information regarding compensation earned by directors, other than our Chief Executive Officer and Chief Financial Officer, as compensation for their service to our Company during the year ended December 31, 2013.

Name	Stock Awards ($) (1)	Total ($) (1)
James Hu	$14,325	$14,325
Angela He	14,325	14,325
Qinghai Du (2)	1,910	1,910
Zhongkui Cao	1,910	1,910
Wenbing Chris Wang (2)	14,325	14,325
Yong Tao Si (2)	9,550	9,550

(1)	The stock price assumption used to calculate the grant date fair value of all stock awards granted on the date indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 22 to the financial statements in this Annual Report on Form 10-K.

(2)	These directors no longer serve on our Board of Directors as a result of the Board election held during our annual meeting of the stockholders on December 27, 2013.

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

As disclosed in Notes 16 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$605,839	$587,334	$581,413	$-

Less: accumulated depreciation	(76,740)	(46,497)	(18,411)	-

Carrying value of leased assets	$529,099	$540,837	$563,002	$-

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

For the year ended December 31, 2013, 2012, 2011 and 2010, General Steel (China) realized rental income $0 million, $1.6 million, $3.1 million and $3.1 million, respectively, which has been included in “other non-operating income (expense), net” in the consolidated statements of operations and comprehensive income (loss).

c.	The following chart summarized sales to related parties for the years ended December 31, 2013, 2012, 2011 and 2010.

		For the year ended	For the year ended	For the year ended	For the year ended
Name of Related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$255,859	$438,951	$337,359	$344,556
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO* through indirect shareholding	-	5,953	94,984	47,268
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	-	76,130	43,778
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	73	147,968	187,689	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	21,570	92,724	160,422	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	16,273	46,998	58,299	38,545
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	77,899	53,866	37,432	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	20,014	-
Shaanxi Steel	Majority shareholder of Long Steel Group	3,221	3,332	19,735	1,152
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	-	-	5,503
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	-	8,385
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	27,911	24,515	-	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	7,325	35,542	69,872	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	37,068	47,110	48,991	-
Others	Entities either owned or have significant influence by our affiliates or management	-	243	842	183
Total		$447,199	$897,202	$1,111,769	$489,370

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

**Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

d.	The following charts summarize purchases from related parties for the years ended December 31, 2013, 2012, 2011 and 2010.

		For the year ended	For the year ended	For the year ended	For the year ended
Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$522,295	$483,058	$913,850	$553,752
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	-	4,772	8,489
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	43,160	-	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	6,933	-	-
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	180,401	255,800	391,065	234,479
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	19,943	88,094	37,890	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	6,379	19,076	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	213	7,334	19,110	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	32,824	32,693	34,810	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,933	5,400	-	-
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	26,047	-	-	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	76,735	-	-	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by the Long Steel Group	20,213	-	-	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	-	6,509	1,984
Others	Entities either owned or have significant influence by our affiliates or management	797	154	1,471	1,019
Total		$886,401	$929,005	$1,428,553	$799,723

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$63,319	$-	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,540	6,000	-	-
Total		$4,540	$69,319	$-	$-

See Note 4 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$548	$10,409	$9,187	$3,023
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,017	3,141	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	18	755	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	-	1,054
Shaanxi Steel	Majority shareholder of Long Steel Group	1,741	2,435	7,207	83
Others		634	87	303	-
Total		$2,942	$14,966	$20,593	$4,160

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$406	$301	$15,244	$993
Shaanxi Steel	Majority shareholder of Long Steel Group	46,439	65,981	66,869	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	937	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	-	1,078
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	-	2,441	-
Teamlink Investment Co., Ltd	Owned by CEO through indirect shareholding	-	-	2,000	-
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,247	1,195	-	-
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	491	476	-	455
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,901	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	622	429	188	317
Total		$54,106	$68,382	$87,679	$10,938

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$9,123	$1,367	$1,028	$-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	25,607	-	-	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	10,343	-	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	16,158	-	-	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	555	41,316	15,678	6,187
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	21,197	3,733	3,538	-
Others	Entities either owned or have significant influence by our affiliates or management	20	-	-	-
Total		$83,003	$46,416	$20,244	$6,187

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$58,163	$58,661	$46,487	$25,708
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	134,758	91,511	11,231	28,329
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	29,990	5,652	-	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	958	3	25,511	2,764
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	8,714	5,278	12,800	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	13,919	14,856	17,264
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	716	1,146	1,185	880
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	-	-	1,579
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,004	875	1,600	1,101
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	-	1,954
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	52	8,034	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	759	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	629	335	124	115
Total		$235,692	$177,432	$121,828	$79,694

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$49,110	$35,839	$-	$14,548
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	28,216	-	-	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	33,183	-	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,178	19,549	15,710	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,548	21,397	-	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,359	-	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,458	1,413	-	-
Total		$126,693	$79,557	$15,710	$14,548

See Note 10 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$53,013	$54,885	$-	$-
Total		$53,013	$54,885	$-	$-

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$380	$2,770	$-	$10,168
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	43,636	60,180	20,001	-
Shaanxi Steel	Majority shareholder of Long Steel Group	44,363	-	-	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	895	836	241	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	291	141	1,398	1,350
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	5,771	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	-	4,547
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	1,040	-
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	4,761	-	-
Wenchun Han	Director of General Steel (China)	-	-	-	2,124
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	473	3,695	-	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,745	-	-	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,375	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	921	642	422	25
Total		$94,079	$73,025	$28,873	$18,214

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$-	$-	$5,081
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	10	4,869	24,256	-
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	2,163	5,972	-
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	90	1,506	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	9,102	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	15,038	8,864	4,755	48,161
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	1,345	1,299
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	-	-	6,822	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,748	5,615	1,540	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	11,178	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	275	353	1,750
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	46,521	-	-	-
Others	Entities either owned or have significant influence by our affiliates or management	289	44	51	381
Total		$64,881	$21,998	$68,277	$54,922

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$-	$619	$471	$455
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	619	472	-
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,408	-	-	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	589	-	-	-
Total		$1,997	$1,238	$943	$455

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$19,644	$38,088	$92,035	$91,020
Total		$19,644	$38,088	$92,035	$91,020

The Company also provided guarantee on related parties’ bank loans amounting to $205.8 million, $118.0 million, $56.6 million and $3.0 million as of December 31, 2013, 2012, 2011 and 2010, respectively.

l.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$43,008	$-	$-
Total		$-	$43,008	$-	$-

m.	Deferred lease income

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$77,199	$78,524	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	-	-	568
Add: Reimbursement for loss of efficiency	-	-	-	20,676
Add: Reimbursement for trial production costs	-	-	14,042	13,584
Add: Deferred depreciation cost during free use period	-	-	6,904	6,656
Less: Lease income realized	(2,158)	(2,119)	(2,008)	(943)
Exchange rate effect	2,403	794	1995	563
Ending balance	77,444	77,199	78,524	57,591
Current portion	(2,187)	(2,120)	(2,099)	(1,971)
Noncurrent portion	$75,257	$75,079	$76,425	$55,620

For the year ended December 31, 2013, 2012, 2011 and 2010, the Company realized lease income from Shaanxi Steel, a related party, amounted to $2.2 million, $2.1 million, $2.0 million and $0.9 million, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2013	2012	2011	2010
Audit fees	$870,000	$900,000	$3,037,675	$740,000
Audit-related fees	$-	$-	$-	$-
Tax fees	$29,000	$29,000	$29,000	$27,500
All other fees	$-	$-	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns. Please note that the audit fees include services provided by both of our current and former independent registered public accounting firms. Our current auditor, Friedman LLP, fees are $870,000, $900,000, and $770,000 in fiscal year 2013, 2012, and 2011. We had terminated our former auditor, PricewaterhouseCoopers Zhong Tian CPAs Limited Company, on December 19, 2012, and their fees were $2,187,675 in fiscal year 2011. Our former auditor, Frazer Frost LLP (“Frazer Frost”), fees were $109,000, as Frazer Frost still provided services to us in through the transition of our auditors in fiscal year 2011 and fees were $767,500 in fiscal year 2010.

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

• Reports of Independent Registered Public Accounting Firms

• Consolidated Balance Sheets —December 31, 2013, 2012, 2011 and 2010

• Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012, 2011 and 2010

• Consolidated Statements of Changes in Deficiency for the years ended December 31, 2013, 2012, 2011 and 2010

• Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, 2011 and 2010

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
Date: August 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	August 19, 2014
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	August 19, 2014
CHEN, John	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	August 19, 2014
HU, James

/s/ Angela He	Independent Director	August 19, 2014
HE, Angela

/s/ Zhong Kui Cao	Independent Director	August 19, 2014
CAO, Zhong Kui

PART V — FINANCIAL INFORMATION – QUARTERLY

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$62,091	$67,871	$65,799	$46,467
Restricted cash	405,781	380,670	270,167	323,420
Notes receivable	116,900	213,644	118,527	145,502
Restricted notes receivable	357,250	117,774	260,531	357,900
Loans receivable - related parties	4,540	6,000	6,000	69,319
Accounts receivable, net	8,577	42,273	17,154	6,695
Accounts receivable - related parties	3,252	6,212	8,231	14,966
Other receivables, net	56,494	53,525	11,455	8,407
Other receivables - related parties	51,501	63,223	89,015	68,382
Inventories	177,383	160,155	247,930	212,671
Advances on inventory purchase	79,855	57,909	57,341	79,715
Advances on inventory purchase - related parties	29,667	2,391	5,259	46,416
Prepaid expense and other	1,490	1,585	1,494	450
Prepaid taxes	16,415	21,846	23,202	24,116
Short-term investment	2,771	2,592	2,633	2,619
TOTAL CURRENT ASSETS	1,373,967	1,197,670	1,184,738	1,407,045

PLANT AND EQUIPMENT, net	1,250,542	1,214,558	1,172,318	1,167,836

OTHER ASSETS:
Advances on equipment purchase	21,715	16,458	14,549	6,499
Long-term other receivable	-	-	43,252	43,008
Investment in unconsolidated entities	1,161	1,106	958	1,166
Long-term deferred expense	713	764	807	1,062
Intangible assets, net of accumulated amortization	23,928	24,058	23,976	24,066
TOTAL OTHER ASSETS	47,517	42,386	83,542	75,801

TOTAL ASSETS	$2,672,026	$2,454,614	$2,440,598	$2,650,682

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$987,988	$813,521	$785,519	$983,813
Accounts payable	495,488	407,683	411,776	352,052
Accounts payable - related parties	172,259	172,306	154,492	177,432
Short term loans - bank	254,929	208,731	117,124	147,124
Short term loans - others	130,170	151,245	148,023	147,323
Short term loans - related parties	48,889	81,975	104,390	79,557
Current maturities of long-term loans - related party	47,896	48,014	59,984	54,885
Other payables and accrued liabilities	52,272	60,775	56,785	54,589
Other payable - related parties	106,153	101,268	82,232	73,025
Customer deposits	95,695	122,339	104,609	125,890
Customer deposits - related parties	14,512	7,798	12,649	21,998
Deposit due to sales representatives	28,184	30,800	40,484	33,870
Deposit due to sales representatives - related parties	1,809	1,798	1,772	1,238
Taxes payable	9,716	10,310	12,334	16,674
Deferred lease income, current	2,178	2,164	2,132	2,120
TOTAL CURRENT LIABILITIES	2,448,138	2,220,727	2,094,305	2,271,590

NON-CURRENT LIABILITIES:
Long-term loans - related party	24,450	29,160	33,516	38,088
Long-term other payable - related party	-	-	43,252	43,008
Deferred lease income, noncurrent	75,480	75,558	74,971	75,079
Capital lease obligations	354,576	347,290	337,075	330,099
Profit sharing liability at fair value	241,090	278,788	283,831	328,827
Other noncurrent liabilities	1,402	1,393	1,373	-
TOTAL NON-CURRENT LIABILITIES	696,998	732,189	774,018	815,101

TOTAL LIABILITIES	3,145,136	2,952,916	2,868,323	3,086,691

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012	3	3	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,771,038, 57,607,888, 57,444,738 and 57,269,838 shares issued, 55,298,732, 55,135,582, 57,269,838 and 54,797,532 shares outstanding as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively	58	58	57	57
Treasury stock, at cost, 2,472,306 shares as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012	(4,199)	(4,199)	(4,199)	(4,199)
Paid-in-capital	106,405	106,194	105,959	105,714
Statutory reserves	6,263	6,204	6,103	6,076
Accumulated deficits	(414,696)	(418,497)	(378,679)	(381,782)
Accumulated other comprehensive income	2,471	4,201	8,621	10,185
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(303,695)	(306,036)	(262,135)	(263,946)

NONCONTROLLING INTERESTS	(169,415)	(192,266)	(165,590)	(172,063)

TOTAL DEFICIENCY	(473,110)	(498,302)	(427,725)	(436,009)

TOTAL LIABILITIES AND DEFICIENCY	$2,672,026	$2,454,614	$2,440,598	$2,650,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$83,602	$58,404	$84,516	$120,016
Restricted cash	436,302	407,430	455,501	398,216
Notes receivable	190,507	79,708	69,373	92,910
Restricted notes receivable	67,562	225,490	608,917	584,241
Loans receivable - related parties	67,159	67,239	63,199	-
Accounts receivable, net	7,656	8,927	18,577	12,601
Accounts receivable - related parties	28,346	87,373	53,056	20,593
Other receivables, net	20,129	12,908	11,410	22,411
Other receivables - related parties	65,250	54,400	76,052	87,679
Inventories	225,490	323,301	360,064	297,729
Advances on inventory purchase	82,060	97,822	97,321	63,585
Advances on inventory purchase - related parties	78,860	52,773	76,849	20,244
Prepaid expense and other	549	547	335	531
Prepaid taxes	20,212	22,647	18,891	24,189
Short-term investment	2,889	2,853	2,851	2,906
TOTAL CURRENT ASSETS	1,376,573	1,501,822	1,996,912	1,747,851

PLANT AND EQUIPMENT, net	1,197,472	1,216,493	1,228,772	1,257,236

OTHER ASSETS:
Advances on equipment purchase	6,748	14,690	12,780	10,420
Investment in unconsolidated entities	1,027	984	904	12,840
Long-term loan receivable - related party	2,000	2,000	2,000	-
Long-term deferred expense	517	506	549	631
Intangible assets, net of accumulated amortization	24,227	24,623	24,908	25,143
TOTAL OTHER ASSETS	34,519	42,803	41,141	49,034

TOTAL ASSETS	$2,608,564	$2,761,118	$3,266,825	$3,054,121

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$867,769	$910,662	$1,248,235	$1,113,504
Accounts payable	338,812	362,692	282,613	413,345
Accounts payable - related parties	117,662	116,683	190,063	121,828
Short term loans - bank	139,752	199,421	318,662	253,954
Short term loans - others	212,720	240,125	299,707	246,657
Short term loans - related parties	82,069	81,524	82,992	15,710
Current maturities of long-term loans - related party	49,997	-	-	-
Other payables and accrued liabilities	74,582	44,643	34,461	49,538
Other payables - related parties	118,585	132,948	95,032	28,873
Customer deposits	81,761	88,938	80,669	90,556
Customer deposits - related parties	83,518	39,134	57,403	68,277
Deposit due to sales representatives	34,987	30,602	33,534	22,890
Deposit due to sales representatives - related parties	1,235	1,236	1,236	943
Taxes payable	6,498	6,921	5,355	11,374
Deferred lease income, current	2,115	2,117	2,116	2,099
Derivative liabilities - warrants	58	3	23	10
TOTAL CURRENT LIABILITIES	2,212,120	2,257,649	2,732,101	2,439,558

NON-CURRENT LIABILITIES:
Long-term loans - related party	42,741	92,856	92,797	92,035
Deferred lease income, noncurrent	75,418	76,043	76,524	76,425
Capital lease obligations	324,171	319,446	314,080	306,350
Profit sharing liability at fair value	322,386	317,174	311,358	303,233
TOTAL NON-CURRENT LIABILITIES	764,716	805,519	794,759	778,043

TOTAL LIABILITIES	2,976,836	3,063,168	3,526,860	3,217,601

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011	3	3	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,100,688 56,932,788, 56,767,388 and 56,601,988 shares issued, 54,628,382, 54,460,482, 55,676,410 and 55,511,010 shares outstanding as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively	57	57	56	56
Treasury stock, at cost, 2,472,306 shares as of September 30, 2012 and June 30, 2012 and 1,090,978 shares as of March 31, 2012 and December 31, 2011, respectively	(4,199)	(4,199)	(2,795)	(2,795)
Paid-in-capital	105,475	105,190	105,059	107,940
Statutory reserves	6,078	6,106	6,227	6,388
Accumulated deficits	(331,842)	(290,244)	(263,867)	(229,083)
Accumulated other comprehensive income	10,008	9,982	8,751	10,200
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(214,420)	(173,105)	(146,566)	(107,291)

NONCONTROLLING INTERESTS	(153,852)	(128,945)	(113,469)	(56,189)

TOTAL DEFICIENCY	(368,272)	(302,050)	(260,035)	(163,480)

TOTAL LIABILITIES AND DEFICIENCY	$2,608,564	$2,761,118	$3,266,825	$3,054,121

GENERAL STEEL HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	June 30,	December 31,
	2011	2011	2010
ASSETS
CURRENT ASSETS:
Cash	$91,713	$75,317	$65,271
Restricted cash	190,681	186,495	197,797
Notes receivable	30,907	94,547	49,147
Restricted notes receivable	516,662	181,169	240,298
Accounts receivable, net	38,362	51,373	18,500
Accounts receivable - related parties	10,594	43,500	4,160
Other receivables, net	20,132	13,343	11,150
Other receivables - related parties	87,748	91,728	10,938
Inventories	432,144	473,204	453,636
Advances on inventory purchase	108,031	50,698	24,577
Advances on inventory purchase - related parties	79,893	13,143	6,187
Prepaid expense	898	302	5,018
Prepaid value added tax	15,170	15,514	37,323
Short term investment	2,660	-	-
Deferred tax assets	166	164	15,301
TOTAL CURRENT ASSETS	1,625,761	1,290,497	1,139,303

PLANT AND EQUIPMENT, net	1,213,799	1,192,496	602,612

OTHER ASSETS:
Advances on equipment purchase	11,268	13,633	14,898
Investment in unconsolidated subsidiaries	10,522	9,807	17,456
Long-term deferred expense	679	735	1,439
Intangible assets, net of accumulated amortization	23,824	23,854	23,672
TOTAL OTHER ASSETS	46,293	48,029	57,465

TOTAL ASSETS	$2,885,853	$2,531,022	$1,799,380

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short term notes payable	$554,931	$345,657	$480,152
Accounts payable	404,960	326,420	241,367
Accounts payable - related parties	114,309	127,798	79,694
Short term loans - bank	402,428	311,697	285,198
Short term loans - others	227,198	205,190	127,712
Short term loans - related parties	15,650	15,637	14,548
Other payables and accrued liabilities	37,962	36,009	30,087
Other payable - related parties	14,905	18,216	18,214
Customer deposit	192,153	175,295	133,464
Customer deposit - related parties	54,385	65,806	54,922
Deposit due to sales representatives	21,488	23,660	52,079
Taxes payable	12,020	12,690	6,237
Deferred lease income, current	2,091	2,067	1,971
Capital lease obligations, current	18,505	11,552	-
TOTAL CURRENT LIABILITIES	2,072,985	1,677,694	1,525,645

NON-CURRENT LIABILITIES:
Long-term loans - related party	107,695	134,566	91,020
Deferred lease income, noncurrent	76,358	76,282	55,620
Capital lease obligations	281,510	282,895	-
Profit sharing liability at fair value	296,723	284,871	-
Derivative liabilities - warrants	48	182	5,573
TOTAL NON-CURRENT LIABILITIES	762,334	778,796	152,213

TOTAL LIABILITIES	2,835,319	2,456,490	1,677,858

COMMITMENT AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2011 and December 31, 2010	3	3	3
Common Stock, $0.001 par value, 200,000,000 shares authorized, 56,435,838, 56,246,188 and 54,678,803 issued, 55,344,860, 55,155,210 and 54,522,973 outstanding as of September 30, 2011, June 30, 2011 and December 31, 2010, respectively	55	55	55
Treasury stock, at cost, 1,090,978, 1,090,978, 713,660 and 316,760 shares as of September 30, 2011, June 30, 2011, March 31, 2011 and December 31, 2010, respectively	(2,795)	(2,795)	(871)
Paid-in-capital	107,698	107,405	104,970
Statutory reserves	6,475	6,465	6,202
Accumulated deficits	(97,455)	(83,625)	(51,793)
Accumulated other comprehensive income	13,071	12,325	10,987
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY	27,052	39,833	69,553

NONCONTROLLING INTERESTS	23,482	34,699	51,969

TOTAL EQUITY	50,534	74,532	121,522

TOTAL LIABILITIES AND EQUITY	$2,885,853	$2,531,022	$1,799,380

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013, 2012, 2011 AND 2010

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	2011	2010	2013	2012	2011	2010
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)
SALES	$514,549	$518,542	$662,437	$340,703	$1,534,330	$1,441,325	$1,978,515	$1,041,504

SALES - RELATED PARTIES	95,546	192,883	335,724	119,574	380,707	698,824	791,841	373,475
TOTAL SALES	610,095	711,425	998,161	460,277	1,915,037	2,140,149	2,770,356	1,414,979

COST OF GOODS SOLD	511,932	528,586	639,663	334,856	1,550,829	1,426,589	1,930,876	1,021,852

COST OF GOODS SOLD - RELATED PARTIES	89,932	196,435	324,448	111,832	387,446	693,482	777,041	366,428
TOTAL COST OF GOODS SOLD	601,864	725,021	964,111	446,688	1,938,275	2,120,071	2,707,917	1,388,280

GROSS PROFIT (LOSS)	8,231	(13,596)	34,050	13,589	(23,238)	20,078	62,439	26,699

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(19,661)	(22,787)	(24,309)	(9,560)	(59,464)	(61,548)	(65,843)	(35,373)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	39,164	(5,611)	(5,407)	-	95,437	(16,861)	(8,743)	-

INCOME (LOSS) FROM OPERATIONS	27,734	(41,994)	4,334	4,029	12,735	(58,331)	(12,147)	(8,674)

OTHER INCOME (EXPENSE)
Interest income	2,835	4,337	1,201	1,739	8,657	13,039	3,080	3,476
Finance/interest expense	(22,842)	(31,004)	(29,674)	(10,190)	(68,915)	(122,068)	(63,574)	(37,617)
Change in fair value of derivative liabilities - warrants	-	(55)	135	(1,089)	1	(48)	5,526	13,579
Gain on debt settlement	-	-	-	-	-	-	3,430	-
Gain on disposal of equipment	17	293	689	(2,781)	113	177	679	(3,124)
Government grant	-	-	-	1,381	-	-	-	1,381
Income from equity investments	47	44	790	838	137	80	4,301	4,067
Foreign currency transaction gain (loss)	322	(581)	1,271	-	448	(1,169)	2,920	-
Lease income	542	528	525	277	1,613	1,588	1,489	598
Other non-operating income (expense), net	770	2,314	(1,047)	1,141	1,559	3,316	(1,197)	2,154
Other expense, net	(18,309)	(24,124)	(26,110)	(8,684)	(56,387)	(105,085)	(43,346)	(15,486)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	9,425	(66,118)	(21,776)	(4,655)	(43,652)	(163,416)	(55,493)	(24,160)

PROVISION FOR INCOME TAXES
Current	25	100	410	5,332	201	510	617	860
Deferred	-	-	144	(5,676)	-	169	15,384	(5,944)
Provision for income taxes	25	100	554	(344)	201	679	16,001	(5,084)

NET INCOME (LOSS)	9,400	(66,218)	(22,330)	(4,311)	(43,853)	(164,095)	(71,494)	(19,076)

Less: Net income (loss) attributable to noncontrolling interest	5,599	(24,620)	(8,500)	(527)	(10,939)	(61,336)	(25,832)	(7,676)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$3,801	$(41,598)	$(13,830)	$(3,784)	$(32,914)	$(102,759)	$(45,662)	$(11,400)

NET INCOME (LOSS)	$9,400	$(66,218)	$(22,330)	$(4,311)	$(43,853)	$(164,095)	$(71,494)	$(19,076)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(2,547)	(698)	999	3,295	(12,283)	(577)	2,399	3,446

COMPREHENSIVE INCOME (LOSS)	6,853	(66,916)	(21,331)	(1,016)	(56,136)	(164,672)	(69,095)	(15,630)

Less: Comprehensive income (loss) attributable to noncontrolling interest	4,782	(24,888)	(8,247)	553	(15,508)	(61,721)	(25,517)	(6,479)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,071	$(42,028)	$(13,084)	$(1,569)	$(40,628)	$(102,951)	$(43,578)	$(9,151)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,141	54,466	55,166	53,941	54,976	54,946	54,547	52,577

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$0.07	$(0.76)	$(0.25)	$(0.07)	$(0.60)	$(1.87)	$(0.84)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013, 2012, 2011 AND 2010

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	2011	2010	2013	2012	2011	2010
	(Restated)	(Restated)	(Restated)		(Restated)	(Restated)	(Restated)
SALES	$517,350	$538,986	$814,599	$383,173	$1,019,781	$922,783	$1,316,078	$700,801

SALES - RELATED PARTIES	136,301	241,697	247,132	118,506	285,161	505,941	456,117	253,901
TOTAL SALES	653,651	780,683	1,061,731	501,679	1,304,942	1,428,724	1,772,195	954,702

COST OF GOODS SOLD	540,271	516,277	793,298	369,433	1,038,897	898,003	1,291,213	686,996

COST OF GOODS SOLD - RELATED PARTIES	148,916	236,362	245,093	124,882	297,514	497,047	452,593	254,596
TOTAL COST OF GOODS SOLD	689,187	752,639	1,038,391	494,315	1,336,411	1,395,050	1,743,806	941,592

GROSS PROFIT (LOSS)	(35,536)	28,044	23,340	7,364	(31,469)	33,674	28,389	13,110

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(20,848)	(20,132)	(27,033)	(13,677)	(39,803)	(38,761)	(41,534)	(25,813)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	9,494	(5,620)	(3,336)	-	56,273	(11,250)	(3,336)	-

INCOME (LOSS) FROM OPERATIONS	(46,890)	2,292	(7,029)	(6,313)	(14,999)	(16,337)	(16,481)	(12,703)

OTHER INCOME (EXPENSE)
Interest income	3,383	3,146	816	617	5,822	8,702	1,879	1,737
Finance/interest expense	(21,216)	(48,328)	(19,781)	(16,464)	(46,073)	(91,064)	(33,900)	(27,427)
Change in fair value of derivative liabilities - warrants	-	20	1,839	10,729	1	7	5,391	14,668
Gain on debt settlement	-	-	3,430	-	-	-	3,430	-
Gain (loss) on disposal of equipment	(235)	3	387	(227)	96	(116)	(10)	(343)
Income from equity investments	132	79	1,856	3,074	90	36	3,511	3,229
Foreign currency transaction gain (loss)	98	(973)	1,030	-	126	(588)	1,649	-
Lease income	539	530	512	184	1,071	1,060	964	320
Other non-operating income (expense), net	521	1,145	(455)	855	789	1,002	(150)	1,014
Other expense, net	(16,778)	(44,378)	(10,366)	(1,232)	(38,078)	(80,961)	(17,236)	(6,802)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(63,668)	(42,086)	(17,395)	(7,545)	(53,077)	(97,298)	(33,717)	(19,505)

PROVISION FOR INCOME TAXES
Current	105	43	-	170	176	410	207	584
Deferred	-	-	18,198	(2,973)	-	169	15,240	(5,324)
Provision for income taxes	105	43	18,198	(2,803)	176	579	15,447	(4,740)

NET LOSS	(63,773)	(42,129)	(35,593)	(4,742)	(53,253)	(97,877)	(49,164)	(14,765)

Less: Net loss attributable to noncontrolling interest	(23,955)	(15,752)	(12,678)	(2,738)	(16,538)	(36,716)	(17,332)	(7,149)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(39,818)	$(26,377)	$(22,915)	$(2,004)	$(36,715)	$(61,161)	$(31,832)	$(7,616)

NET LOSS	$(63,773)	$(42,129)	$(35,593)	$(4,742)	$(53,253)	$(97,877)	$(49,164)	$(14,765)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(7,210)	1,590	(287)	312	(9,736)	121	1,400	151

COMPREHENSIVE LOSS	(70,983)	(40,539)	(35,880)	(4,430)	(62,989)	(97,756)	(47,764)	(14,614)

Less: Comprehensive loss attributable to noncontrolling interest	(26,745)	(15,393)	(12,858)	(2,740)	(20,290)	(36,833)	(17,270)	(7,032)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(44,238)	$(25,146)	$(23,022)	$(1,690)	$(42,699)	$(60,923)	$(30,494)	$(7,582)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,980	54,857	54,318	52,112	54,893	55,188	54,233	51,883

LOSS PER SHARE
Basic and Diluted	$(0.72)	$(0.48)	$(0.42)	$(0.04)	$(0.67)	$(1.11)	$(0.59)	$(0.15)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2013, 2012 AND 2011

(UNAUDITED)

(In thousands, except per share data)

	2013	2012	2011
	(Restated)	(Restated)

SALES	$502,431	$383,797	$501,479

SALES - RELATED PARTIES	148,860	264,244	208,985
TOTAL SALES	651,291	648,041	710,464

COST OF GOODS SOLD	498,626	381,726	497,915

COST OF GOODS SOLD - RELATED PARTIES	148,598	260,685	207,500
TOTAL COST OF GOODS SOLD	647,224	642,411	705,415

GROSS PROFIT	4,067	5,630	5,049

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(18,955)	(18,629)	(14,501)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	46,779	(5,630)	-

INCOME (LOSS) FROM OPERATIONS	31,891	(18,629)	(9,452)

OTHER INCOME (EXPENSE)
Interest income	2,439	5,556	1,063
Finance/interest expense	(24,857)	(42,736)	(14,119)
Change in fair value of derivative liabilities - warrants	1	(13)	3,552
Gain (loss) on disposal of equipment	331	(119)	(397)
Loss from equity investments	(42)	(43)	1,655
Foreign currency transaction gain	28	385	619
Lease income	532	530	452
Other non-operating income (expense), net	268	(143)	305
Other expense, net	(21,300)	(36,583)	(6,870)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	10,591	(55,212)	(16,322)

PROVISION FOR INCOME TAXES
Current	71	367	750
Deferred	-	169	(3,501)
Provision for income taxes	71	536	(2,751)

NET INCOME (LOSS)	10,520	(55,748)	(13,571)

Less: Net income (loss) attributable to noncontrolling interest	7,417	(20,964)	(4,654)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$3,103	$(34,784)	$(8,917)

NET INCOME (LOSS)	$10,520	$(55,748)	$(13,571)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,526)	(1,469)	1,687

COMPREHENSIVE INCOME (LOSS)	7,994	(57,217)	(11,884)

Less: Comprehensive income (loss) attributable to noncontrolling interest	6,455	(21,440)	(4,412)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$1,539	$(35,777)	$(7,472)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	54,805	55,520	54,840

EARNINGS (LOSS) PER SHARE
Basic and Diluted	$0.06	$(0.63)	$(0.16)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013, 2012, 2011 AND 2010

(UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2013	2012	2011	2010
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,853)	$(164,095)	$(71,494)	$(19,076)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	64,955	62,538	40,385	31,175
Impairment of plant and equipment	-	-	5,412	1,737
Make whole shares interest expense on notes conversion	-	-	-	1,130
Change in fair value of derivative liabilities - warrants	(1)	48	(5,526)	(13,579)
Change in fair value of profit sharing liability	(95,437)	16,861	8,743	-
Gain on stock issued as loan repayment	-	-	(3,430)	-
Gain on disposal of equipment	(113)	(177)	(679)	3,124
Amortization of deferred note issuance cost and discount on convertible notes	-	-	-	17
Provision for doubtful accounts	(251)	2,316	127	-
Reservation of mine maintenance fee	315	3	-	-
Stock issued for services and compensation	692	679	1,288	2,018
Amortization of deferred financing cost on capital lease	15,338	15,502	8,539	-
Income from equity investments	(137)	(80)	(3,887)	(3,983)
Foreign currency transaction gain	(448)	1,169	(2,920)	-
Deferred tax assets	-	169	15,384	(5,885)
Deferred lease income	(1,613)	(1,588)	5,286	2,265
Changes in operating assets and liabilities
Notes receivable	32,138	(99,337)	19,497	(36,702)
Accounts receivable	(483)	5,429	(18,986)	(12,190)
Accounts receivable - related parties	11,968	(7,607)	(6,207)	-
Other receivables	(3,466)	(5,460)	(8,626)	1,323
Other receivables - related parties	(55,744)	4,784	(50,311)	(26,404)
Inventories	4,191	73,024	35,305	(44,861)
Advances on inventory purchases	1,996	(23,365)	(81,430)	(12,921)
Advances on inventory purchases - related parties	(27,882)	(88,412)	(72,402)	(52,665)
Prepaid expense and other	(1,016)	(183)	4,214	-
Long-term deferred expense	373	119	793	-
Prepaid taxes	8,250	4,168	22,982	-
Accounts payable	113,592	(48,059)	153,604	12,513
Accounts payable - related parties	54,364	31,353	31,609	30,294
Other payables and accrued liabilities	(3,742)	34,286	6,819	(3,542)
Other payables - related parties	(12,844)	95,746	(3,827)	18,510
Customer deposits	(33,185)	(9,490)	53,645	(19,283)
Customer deposits - related parties	(7,981)	14,740	(2,241)	43,045
Taxes payable	(7,317)	(5,195)	5,501	811
Other noncurrent liabilities	1,384	-	-	-
Net provided by (used in) operating activities	14,043	(90,114)	87,167	(103,129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(72,676)	(35,094)	13,173	9,281
Acquired long term investment	-	-	-	(1,277)
Proceeds from disposal of long-term investment	-	-	-	3,678
Dividend receivable	-	-	-	938
Loans to related parties	1,460	(69,247)	-	-
Cash proceeds from (made to) short term investment	(80)	40	(2,620)	-
Cash proceeds from sales of equipment	16	19	1,271	306
Equipment purchase and intangible assets	(75,326)	(15,909)	(54,494)	(69,604)
Effect on cash due to deconsolidating of a subsidiary	-	(2,972)	-	-
Net cash used in investing activities	(146,606)	(123,163)	(42,670)	(56,678)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	18,028	-	-	1,177
Dividend made to dividend distribution	-	-	-	(3,835)
Payments made for treasury stock acquired	-	(1,404)	(1,925)	-
Notes receivable - restricted	10,218	521,866	(264,708)	(12,530)
Borrowings on short term notes payable	1,348,631	1,382,976	446,532	224,425
Payments on short term notes payable	(1,370,832)	(1,637,570)	(337,038)	(198,770)
Borrowings on short term loans - bank	258,357	237,535	245,381	128,115
Payments on short term loans - bank	(155,390)	(355,008)	(151,375)	(137,413)
Borrowings on short term loan - others	148,678	160,554	15,414	91,202
Payments on short term loans - others	(169,558)	(193,964)	(9,912)	(11,783)
Borrowings on short term loan - related parties	362,202	269,362	859,561	573,413
Payments on short term loans - related parties	(274,718)	(221,134)	(800,873)	(531,850)
Deposits due to sales representatives	(6,521)	11,939	(31,753)	(4,028)
Deposit due to sales representatives - related parties	531	285	-	-
Borrowings on long term loans - related parties	-	-	13,587	-
Payments on current maturities of long-term loans - related party	(22,856)	-	-	-
Net cash provided by financing activities	146,770	175,437	(17,109)	118,123

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,417	1,426	(946)	1,344

INCREASE (DECREASE) IN CASH	15,624	(36,414)	26,442	(40,340)

CASH, beginning of period	46,467	120,016	65,271	82,118

CASH, end of period	$62,091	$83,602	$91,713	$41,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013, 2012, 2011 AND 2010

(UNAUDITED)

(In thousands)

	Six months ended June 30,
	2013	2012	2011	2010
	(Restated)	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,253)	$(97,877)	$(49,164)	$(14,765)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	43,067	41,329	22,022	19,334
Impairment of plant and equipment	-	-	5,361	1,733
Change in fair value of derivative liabilities - warrants	(1)	(7)	(5,391)	(14,668)
Change in fair value of profit sharing liability	(56,273)	11,250	3,336	-
Gain on debt settlement	-	-	(3,430)	-
(Gain) loss on disposal of equipment	(96)	74	10	343
Amortization of deferred note issuance cost and discount on convertible notes	-	-	-	13
Provision for doubtful accounts	(169)	5	-	-
Reservation of mine maintenance fee	215	50	-	-
Stock issued for services and compensation	480	394	994	1,507
Amortization of deferred financing cost on capital lease	10,217	10,377	3,362	-
Income from equity investments	(90)	(36)	(3,511)	(3,229)
Foreign currency transaction gain	(126)	588	(1,649)	-
Deferred tax assets	-	169	15,240	(5,434)
Deferred lease income	(1,071)	(1,060)	5,746	42
Changes in operating assets and liabilities
Notes receivable	(64,424)	11,728	(43,854)	(26,939)
Accounts receivable	(33,951)	3,789	(32,086)	(12,161)
Accounts receivable - related parties	8,969	(66,664)	(38,750)	(1,015)
Other receivables	(857)	2,403	(1,947)	(1,570)
Other receivables - related parties	10,275	15,729	(54,657)	(550)
Inventories	38,014	(24,713)	(10,460)	(79,299)
Advances on inventory purchases	23,215	(36,985)	(25,304)	(11,512)
Advances on inventory purchases - related parties	(48,019)	(54,790)	(6,745)	(5,431)
Prepaid expense and other	(1,115)	(181)	4,753	-
Long-term deferred expense	317	131	723	-
Prepaid taxes	2,742	1,760	22,256	-
Accounts payable	43,122	(49,095)	79,242	35,734
Accounts payable - related parties	55,227	54,720	45,926	37,605
Other payables and accrued liabilities	5,002	4,254	5,258	2,426
Other payables - related parties	(16,987)	110,061	(354)	22,656
Customer deposits	(6,103)	(2,418)	38,685	(20,270)
Customer deposits - related parties	(14,502)	(29,781)	9,671	25,081
Taxes payable	(6,639)	(4,785)	6,248	4,966
Other noncurrent liabilities	1,378	-	-
Net cash used in operating activities	(61,436)	(99,581)	(8,469)	(45,403)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(49,988)	(5,671)	15,017	(76,526)
Acquired long term investment	-	-	-	(1,273)
Cash proceeds from disposal of long-term investment	-	-	-	3,667
Dividend receivable	-	-	-	(1,554)
Loans to related parties	-	(69,303)	-	-
Cash proceeds from (made to) short term investment	80	79	-	-
Cash proceeds from sales of equipment	16	4	258	60
Cash proceeds from investment in future contracts	-	-	410	-
Equipment purchase and intangible assets	(52,350)	(20,550)	(31,097)	(39,508)
Payments to original shareholders	-	-	-	(2,460)
Effect on cash due to deconsolidating of a subsidiary	-	(2,975)	-	-
Net cash used in investing activities	(102,242)	(98,416)	(15,412)	(117,594)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired	-	(1,404)	(1,924)	-
Notes receivable - restricted	244,940	364,325	63,055	(24,223)
Borrowings on short term notes payable	812,577	921,101	400,543	131,882
Payments on short term notes payable	(1,001,301)	(1,134,080)	(542,672)	-
Borrowings on short term loans - bank	141,484	184,477	235,006	133,196
Payments on short term loans - bank	(83,433)	(241,919)	(212,768)	(105,485)
Borrowings on short term loan - others	47,903	155,936	186,183	72,083
Payments on short term loans - others	(47,055)	(162,212)	(112,199)	(89,878)
Borrowings on short term loan - related parties	213,576	178,454	5,662	-
Payments on short term loans - related parties	(124,059)	(138,320)	-	(4,401)
Deposits due to sales representatives	(3,734)	7,515	(29,068)	18,663
Deposit due to sales representatives - related parties	529	286	-	-
Borrowings on long term loan - related party	-	-	76,350	-
Payments on long-term loans - related party	(17,544)	-	(35,144)	-
Net cash provided by financing activities	183,883	134,159	33,024	131,837

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,199	2,226	903	(186)

INCREASE (DECREASE) IN CASH	21,404	(61,612)	10,046	(31,346)

CASH, beginning of period	46,467	120,016	65,271	82,118

CASH, end of period	$67,871	$58,404	$75,317	$50,772

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013, 2012 AND 2011

(UNAUDITED)

(In thousands)

	2013	2012	2011
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,520	$(55,748)	$(13,571)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	21,358	20,559	8,922
Change in fair value of derivative liabilities - warrants	(1)	13	(3,552)
Change in fair value of profit sharing liability	(46,779)	5,630	-
(Gain) loss on disposal of equipment	(331)	119	397
Provision for doubtful accounts	(42)	5	5
Reservation of mine maintenance fee	45	254	-
Stock issued for services and compensation	245	262	647
Amortization of deferred financing cost on capital lease	5,095	5,209	-
Loss from equity investments	42	43	(1,655)
Foreign currency transaction gain	(28)	(385)	(619)
Deferred tax assets	-	169	(2,730)
Deferred lease income	(532)	(530)	6,220
Changes in operating assets and liabilities
Notes receivable	27,752	22,048	(68,315)
Accounts receivable	(9,426)	(5,887)	(7,269)
Accounts receivable - related parties	6,808	(32,374)	3,591
Other receivables	(2,826)	3,371	3,686
Other receivables - related parties	(20,212)	(5,999)	17,436
Inventories	(37,526)	(61,814)	(41,747)
Advances on inventory purchases	22,786	(36,580)	(7,451)
Advances on inventory purchases - related parties	(46,883)	(68,061)	(3,137)
Prepaid expense and other	(1,039)	32	-
Long-term deferred expense	260	88	-
Prepaid taxes	1,049	5,513	-
Accounts payable	57,648	(104,700)	27,484
Accounts payable - related parties	39,661	103,918	34,958
Other payables and accrued liabilities	1,887	(5,924)	8,246
Other payables - related parties	8,789	72,220	(14,732)
Customer deposits	(21,956)	(10,653)	103,096
Customer deposits - related parties	(9,457)	(11,467)	(14,583)
Taxes payable	(4,427)	(6,355)	18,791
Other noncurrent liabilities	1,370	-	-
Net cash provided by (used in) operating activities	3,850	(167,024)	54,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	54,991	(54,126)	(4,516)
Loans to related parties	-	(65,359)	-
Cash proceeds from (made to) short term investment	-	79	-
Cash proceeds from sales of equipment	4	-	328
Equipment purchase and intangible assets	(24,093)	(10,729)	(11,102)
Effect on cash due to deconsolidating of a subsidiary	-	(2,977)	-
Net cash provided by (used in) investing activities	30,902	(133,112)	(15,290)

CASH FLOWS FINANCING ACTIVITIES:
Payments made for treasury stock acquired			(1,128)
Restricted notes receivable	99,224	(19,891)	(81,509)
Borrowings on short term notes payable	289,548	467,269	243,985
Payments on short term notes payable	(493,064)	(341,435)	(169,105)
Borrowings on short term loans - bank	32,563	150,252	85,312
Payments on short term loans - bank	(63,315)	(87,102)	(59,876)
Borrowings on short term loan - others	21,296	119,089	36,128
Payments on short term loans - others	(21,432)	(65,486)	(44,664)
Borrowings on short term loan - related parties	142,999	85,197	-
Payments on short term loans - related parties	(30,430)	(54,453)	-
Deposits due to sales representatives	6,411	10,481	(23,771)
Deposit due to sales representatives - related parties	526	286	-
Net cash (used in) provided by financing activities	(15,674)	264,207	(14,628)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	254	429	(161)

INCREASE (DECREASE) IN CASH	19,332	(35,500)	24,039

CASH, beginning of period	46,467	120,016	65,271

CASH, end of period	$65,799	$84,516	$89,310

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

The parties to the Agreement have agreed to establish the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are being operated and managed according to the stipulations set forth in the Agreement. However, the Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote. Therefore, the Board of Directors of Longmen Joint Venture remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 3(c) “Consolidation of VIE.”

The Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and therefore, the lease is accounted for as such by Longmen Joint Venture as a capital lease. See Notes 3 “Summary of significant accounting policies”, 16 “Capital lease obligations” and 17 “Profit sharing liability”.

Note 2- Restatement

These condensed financial statements contain restatements related to the classification, display and disclosure of the profit sharing liability (which is accounted for at fair value as a derivative instrument liability), which the Company concluded to be incomplete and inconsistent after communications with the Staff of the United States Securities and Exchange Commission following the Staff’s review of certain of the Company’s prior quarterly and annual reports and based on subsequent communications between the Staff of the Commission and the Company. The restatements do not impact the Company’s previously reported condensed consolidated balance sheets, nor do the restatements result in adjustment of reported net income/loss in the Company’s condensed consolidated statements of operations and comprehensive income (loss) or adjustment of reported cash flows in the Company’s condensed consolidated statements of cash flows for any period presented.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impact of these restatements on the previously issued financial statements is reflected in the following table:

	For the three months ended September 30, 2013
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$41,825	$(2,661)	$39,164
Income from operations	30,395	(2,661)	27,734
Finance/interest expense	(25,503)	2,661	(22,842)
Other expense, net	(20,970)	2,661	(18,309)

	For the nine months ended September 30, 2013
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$107,877	$(12,440)	$95,437
Income from operations	25,175	(12,440)	12,735
Finance/interest expense	(81,355)	12,440	(68,915)
Other expense, net	(68,827)	12,440	(56,387)

	For the nine months ended September 30, 2013
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$27,778	$(12,440)	$15,338
Change in fair value of profit sharing liability	(107,877)	12,440	(95,437)

	For the three months ended June 30, 2013
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$14,160	$(4,666)	$9,494
Loss from operations	(42,224)	(4,666)	(46,890)
Finance/interest expense	(25,882)	4,666	(21,216)
Other expense, net	(21,444)	4,666	(16,778)

	For the six months ended June 30, 2013
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$66,052	$(9,779)	$56,273
Loss from operations	(5,220)	(9,779)	(14,999)
Finance/interest expense	(55,852)	9,779	(46,073)
Other expense, net	(47,857)	9,779	(38,078)

	For the six months ended June 30, 2013
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$19,996	$(9,779)	$10,217
Change in fair value of profit sharing liability	(66,052)	9,779	(56,273)

	For the three months ended March 31, 2013
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$51,892	$(5,113)	$46,779
Income from operations	37,004	(5,113)	31,891
Finance/interest expense	(29,970)	5,113	(24,857)
Other expense, net	(26,413)	5,113	(21,300)

	For the three months ended March 31, 2013
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$10,208	$(5,113)	$5,095
Change in fair value of profit sharing liability	(51,892)	5,113	(46,779)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended September 30, 2012
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(5,611)	$(5,611)
Loss from operations	(36,383)	(5,611)	(41,994)
Finance/interest expense	(36,615)	5,611	(31,004)
Other expense, net	(29,735)	5,611	(24,124)

	For the nine months ended September 30, 2012
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(16,861)	$(16,861)
Loss from operations	(41,470)	(16,861)	(58,331)
Finance/interest expense	(138,929)	16,861	(122,068)
Other expense, net	(121,946)	16,861	(105,085)

	For the nine months ended September 30, 2012
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$32,363	$(16,861)	$15,502
Change in fair value of profit sharing liability	-	16,861	16,861

	For the three months ended June 30, 2012
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(5,620)	$(5,620)
Income from operations	7,912	(5,620)	2,292
Finance/interest expense	(53,948)	5,620	(48,328)
Other expense, net	(49,998)	5,620	(44,378)

	For the six months ended June 30, 2012
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(11,250)	$(11,250)
Loss from operations	(5,087)	(11,250)	(16,337)
Finance/interest expense	(102,314)	11,250	(91,064)
Other expense, net	(92,211)	11,250	(80,961)

	For the six months ended June 30, 2012
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$21,627	$(11,250)	$10,377
Change in fair value of profit sharing liability	-	11,250	11,250

	For the three months ended March 31, 2012
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(5,630)	$(5,630)
Loss from operations	(12,999)	(5,630)	(18,629)
Finance/interest expense	(48,366)	5,630	(42,736)
Other expense, net	(42,213)	5,630	(36,583)

	For the three months ended March 31, 2012
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$10,839	$(5,630)	$5,209
Change in fair value of profit sharing liability	-	5,630	5,630

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended September 30, 2011
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(5,407)	$(5,407)
Income from operations	9,741	(5,407)	4,334
Finance/interest expense	(35,081)	5,407	(29,674)
Other expense, net	(31,517)	5,407	(26,110)

	For the nine months ended September 30, 2011
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(8,743)	$(8,743)
Loss from operations	(3,404)	(8,743)	(12,147)
Finance/interest expense	(72,317)	8,743	(63,574)
Other expense, net	(52,089)	8,743	(43,346)

	For the nine months ended September 30, 2011
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$17,282	$(8,743)	$8,539
Change in fair value of profit sharing liability	-	8,743	8,743

	For the three months ended June 30, 2011
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(3,336)	$(3,336)
Loss from operations	(3,693)	(3,336)	(7,029)
Finance/interest expense	(23,117)	3,336	(19,781)
Other expense, net	(13,702)	3,336	(10,366)

	For the six months ended June 30, 2011
Consolidated Statements of Operations	Original	Restatement	Restated
Change in fair value of profit sharing liability	$-	$(3,336)	$(3,336)
Loss from operations	(13,145)	(3,336)	(16,481)
Finance/interest expense	(37,236)	3,336	(33,900)
Other expense, net	(20,572)	3,336	(17,236)

	For the six months ended June 30, 2011
Consolidated Statements of Cash Flows	Original	Restatement	Restated
Amortization of deferred financing cost on capital lease	$6,698	$(3,336)	$3,362
Change in fair value of profit sharing liability	-	3,336	3,336

In addition, the Company revised and enhanced the disclosure in Note 3(c) – Consolidation of VIE, Note 3(h) – Financial instruments, Note 16 – Capital Lease Obligations, Note 17 – Profit Sharing Liability, and Note 26 – Segments to reflect the classification of the profit sharing liability and to provide a more complete display and disclosure of the profit sharing liability which is accounted for at fair value as a derivative instrument liability.

Note 3 – Summary of significant accounting policies (restated – sections 3(c) and 3(h) only)

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

All significant inter-company transactions and balances have been eliminated upon consolidation.

(c)	Consolidation of VIE (restated)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with the Unified Management Agreement, the Company, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary basis or as needed in the future. See Note 3 item (d) Liquidity.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current assets	$1,253,672	$1,129,402	$1,129,118	$1,285,967
Plant and equipment, net	1,239,805	1,203,026	1,160,089	1,154,811
Other noncurrent assets	44,475	39,291	80,424	72,428
Total assets	2,537,952	2,371,719	2,369,631	2,513,206
Total liabilities	(3,006,938)	(2,852,083)	(2,784,151)	(2,943,761)
Net liabilities	$(468,986)	$(480,364)	$(415,520)	$(430,555)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current assets	$1,244,486	$1,409,756	$1,857,257	$1,674,171
Plant and equipment, net	1,160,515	1,178,383	1,189,687	1,217,264
Other noncurrent assets	29,665	37,851	36,069	45,836
Total assets	2,434,666	2,625,990	3,083,013	2,937,271
Total liabilities	(2,827,446)	(2,952,712)	(3,370,233)	(3,132,766)
Net liabilities	$(392,780)	$(326,722)	$(287,220)	$(195,495)

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Current assets	$1,508,221	$1,203,128	$1,087,108
Plant and equipment, net	1,172,982	1,150,732	553,688
Other noncurrent assets	42,995	44,641	54,099
Total assets	2,724,198	2,398,501	1,694,895
Total liabilities	(2,720,490)	(2,369,035)	(1,612,925)
Net liabilities	$3,708	$29,466	$81,970

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

VIE and its subsidiaries’ liabilities consist of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$950,498	$792,234	$785,296	$971,117
Accounts payable	466,631	395,962	386,434	324,563
Accounts payable - related parties	171,759	171,806	154,146	177,160
Short term loans - bank	215,955	174,252	84,753	114,935
Short term loans - others	123,974	145,086	141,956	141,290
Short term loans - related parties	42,613	68,879	97,766	35,839
Current maturities of long-term loans – related party	56,372	56,026	55,196	54,885
Other payables and accrued liabilities	43,978	41372	38,490	29,769
Other payables - related parties	96,901	91,623	67,261	64,941
Customer deposits	94,767	121,736	104,328	109,120
Customer deposits - related parties	14,512	7,798	12,649	21,998
Deposit due to sales representatives	28,184	30,800	40,484	33,870
Deposit due to sales representatives – related parties	1,809	1,798	1,772	1,238
Taxes payable	8,258	9,050	11,106	15,339
Deferred lease income	2,178	2,164	2,132	2,120
Intercompany payable to be eliminated	-	17,320	21,576	30,476
Total current liabilities	2,318,416	2,127,906	2,005,345	2,128,660
Non-current liabilities:
Long term loans - related parties	15,974	21,148	38,304	38,088
Long-term other payable – related party	-	-	43,252	43,008
Deferred lease income	75,480	75,558	74,971	75,079
Capital lease obligations, noncurrent	354,576	347,290	337,075	330,099
Profit sharing liability at fair value	241,090	278,788	283,831	328,827
Other noncurrent liabilities	1,402	1,393	1,373	-
Total non-current liabilities	688,522	724,177	778,806	815,101
Total liabilities of consolidated VIE	$3,006,938	$2,852,083	$2,784,151	$2,943,761

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$855,105	$897,982	$1,227,564	$1,105,570
Accounts payable	296,300	353,215	253,936	401,158
Accounts payable - related parties	117,601	116,479	156,738	81,403
Short term loans - bank	102,895	160,162	277,136	209,234
Short term loans - others	206,702	234,099	293,686	240,684
Short term loans - related parties	45,506	15,892	31,682	15,710
Current maturities of long-term loans – related party	49,997		-	-
Other payables and accrued liabilities	34,379	35,140	25,819	31,249
Other payables - related parties	105,402	120,104	85,053	20,677
Customer deposits	80,219	88,172	75,495	84,767
Customer deposits - related parties	83,233	39,134	49,483	66,932
Deposit due to sales representatives	34,987	30,602	33,534	22,890
Deposit due to sales representatives – related parties	1,235	1,236	1,236	943
Taxes payable	5,472	5,583	4,478	5,386
Deferred lease income - current	2,115	2,117	2,116	2,099
Intercompany payable to be eliminated	41,582	47,276	57,518	66,021
Total current liabilities	2,062,730	2,147,193	2,575,474	2,354,723
Non-current liabilities:
Long term loans - related parties	42,741	92,856	92,797	92,035
Deferred lease income - noncurrent	75,418	76,043	76,524	76,425
Capital lease obligations	324,171	319,446	314,080	306,350
Profit sharing liability	322,386	317,174	311,358	303,233
Total non-current liabilities	764,716	805,519	794,759	778,043
Total liabilities of consolidated VIE	$2,827,446	$2,952,712	$3,370,233	$3,132,766

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$548,671	$321,782	$447,992
Accounts payable	339,163	292,834	230,753
Accounts payable - related parties	62,958	102,771	56,742
Short term loans - bank	369,225	277,053	260,977
Short term loans - others	221,249	84,018	113,328
Short term loans - related parties	15,650	15,637	14,548
Other payables and accrued liabilities	27,693	27,545	27,932
Other payables - related parties	5,937	9,368	2,132
Customer deposits	190,440	287,882	129,832
Customer deposits - related parties	53,045	64,482	53,624
Deposit due to sales representatives	21,488	23,660	52,079
Taxes payable	10,604	11,188	5,159
Deferred lease income	2,091	2,067	1,971
Capital lease obligations, current	18505	11552	-
Intercompany payable to be eliminated	71,485	58,582	69,216
Total current liabilities	1,958,204	1,590,421	1,466,285
Non-current liabilities:
Long term loans - related parties	107,695	134,566	91,020
Deferred lease income - noncurrent	76,358	76,282	55,620
Capital lease obligations, noncurrent	281,510	282,895	-
Profit sharing liability at fair value	296,723	284,871	-
Total non-current liabilities	762,286	778,614	146,640
Total liabilities of consolidated VIE	$2,720,490	$2,369,035	$1,612,925

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

VIE and its subsidiaries’ statements of operations are as follows:

	Three months ended September 30, 2013	Three months ended September 30, 2012
	(in thousands)	(in thousands)
Sales	$606,444	$708,974
Gross profit (loss)	$8,122	$(18,417)
Income (loss) from operations	$30,306	$(42,611)
Net income (loss) attributable to controlling interest	$8,284	$(39,494)

	Three months ended September 30, 2011	Three months ended September 30, 2010
	(in thousands)	(in thousands)
Sales	$986,938	$455,028
Gross profit (loss)	$29,400	$14,304
Income (loss) from operations	$1,773	$6,734
Net income (loss) attributable to controlling interest	$(14,766)	$(1,351)

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
	(in thousands)	(in thousands)
Sales	$1,903,933	$2,126,556
Gross profit (loss)	$(23,704)	$12,628
Income (loss) from operations	$20,558	$(56,932)
Net loss attributable to controlling interest	$(18,335)	$(92,974)

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
	(in thousands)	(in thousands)
Sales	$2,752,918	$1,389,215
Gross profit (loss)	$56,215	$28,450
Income (loss) from operations	$(5,599)	$1,905
Net loss attributable to controlling interest	$(44,654)	$(15,913)

	Three months ended June 30, 2013	Three months ended June 30, 2012
	(in thousands)	(in thousands)
Sales	$650,741	$774,306
Gross profit (loss)	$(36,193)	$25,770
Income (loss) from operations	$(44,685)	$2,903
Net loss attributable to controlling interest	$(34,944)	$(23,132)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30, 2011	Three months ended June 30, 2010
	(in thousands)	(in thousands)
Sales	$1,056,675	$499,361
Gross profit (loss)	$22,300	$8,120
Income (loss) from operations	$138	$(1,046)
Net loss attributable to controlling interest	$(19,707)	$(7,472)

	Six months ended June 30, 2013	Six months ended June 30, 2012
	(in thousands)	(in thousands)
Sales	$1,297,489	$1,417,582
Gross profit (loss)	$(31,826)	$31,045
Loss from operations	$(9,748)	$(14,321)
Net loss attributable to controlling interest	$(26,619)	$(53,480)

	Six months ended June 30, 2011	Six months ended June 30, 2010
	(in thousands)	(in thousands)
Sales	$1,765,980	$934,187
Gross profit (loss)	$26,818	$14,146
Loss from operations	$(7,370)	$(4,828)
Net loss attributable to controlling interest	$(29,885)	$(14,562)

	Three months ended March 31, 2013	Three months ended March, 2012	Three months ended March, 2011
	(in thousands)	(in thousands)	(in thousands)
Sales	$646,748	$643,276	$709,305
Gross profit	$4,367	$5,275	$4,518
Income (loss) from operations	$34,937	$(17,224)	$(7,508)
Net income (loss) attributable to controlling interest	$8,325	$(30,348)	$(10,178)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s condensed consolidated financial statements as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, for the three and nine months ended September 30, 2013, 2012, 2011 and 2010, three and six months ended June 30, 2013, 2012, 2011 and 2010, and three months ended March 31, 2013, 2012 and 2011, respectively.

Tongxing

Prior to March 1, 2012, Longmen Joint Venture held a 22.76% equity interest in Tongxing while hundreds of employees of Longmen Joint Venture owned the remaining 77.24%. Each individual employee shareholder comprising the remaining 77.24% assigned its voting rights to Longmen Joint Venture in writing at the time of the acquisition of Tongxing. The voting rights assigned were effective until Tongxing ceased its business operations or Longmen Joint Venture liquidated its equity interest of Tongxing, whichever came first. The assets, liabilities and the operating results of Tongxing were immaterial to the Company’s consolidated financial statements as of December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, for the three and nine months ended September 30, 2011 and 2010, for the three and six months ended June 30, 2011 and 2010, and for the three months ended March 31, 2011, respectively.

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

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, for the three and nine months ended September 30, 2013, 2012, 2011 and 2010, three and six months ended June 30, 2013, 2012, 2011 and 2010, and three months ended March 31, 2013, 2012 and 2011, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010 were (6.6), (5.9), (6.7), (7.1), (8.1), (10.1), (13.6), (19.8), 56.1, 33.0 and 13.8, respectively. As of September 30, 2013, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.1 billion.

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

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for years. Each company has signed a two-year agreement with Longmen Joint Venture which was effective on January 6, 2013 to finance Longmen Joint Venture for its coke purchase for a two-year period. Company B signed an additional two-year agreement with Longmen Joint Venture effective on November 7, 2013. According to the above signed agreement, both Company A and B will not demand any cash payments for next two years. As of the date of this report, our payables to Company A and Company B were approximately $64.3 million and $51.9 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financing sales

As part of our working capital management, Longmen Joint Venture has entered into an additional financing sales agreement with a third party company, Company D and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”) (“financing sales”) to provide liquidity to the Company in the total amount of $81.5 million. See Note 10 for financing sales details.

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

According to the contract terms, Company E, Company F, Company G, Company H and Company I have agreed to grant a two year payment extension in the amounts of $16.3 million, $21.2 million, $7.3 million, $16.3 million and $16.3 million respectively. As of the date of this report, our payables to Company E, Company F, Company G, Company H and Company I are approximately $17.9 million, $14.0 million, $18.9 million, $7.5 million and $0, respectively.

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010 amounted to $467.9 million, $448.5 million, $336.0 million, $369.9 million, $519.9 million, $465.8 million, $540.0 million, $518.2 million, $282.4 million, $261.8 million and $263.1 million, including $3.1 million, $9.5 million, $9.5 million and $2.3 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively. As of September 30, 2013, $0.2 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

The Company’s five major customers are all distributors and collectively represented approximately 25.5% and 23.4% of the Company’s total sales for the three and nine months ended September 30, 2013, respectively. The Company had five major customers, which represented approximately 27.2% and 34.1% of the Company’s total sales for the three months and nine months ended September 30, 2012, respectively. The Company’s five major customers are all distributors and collectively represented approximately 20.4% and 30.7% of the Company’s total sales for the three months and nine months ended September 30, 2011, respectively. The company had five major customers, which represented approximately 29.2% and 28.5% of the company’s total sales for the three and nine months ended September 30, 2010, respectively. The Company's five major customers are all distributors and collectively represented approximately 27.8% and 23.3% of the Company's total sales for the three and six months ended June 30, 2013, respectively. The Company had five major customers, which represented approximately 34.7% and 36.8% of the Company's total sales for the three months and six months ended June 30, 2012, respectively. The Company had five major customers, which represented approximately 40.6% and 36.5% of the Company’s total sales for the three and six months ended June 30, 2011, respectively. The Company had five major customers, which represented approximately 24.5% and 27.3% of the Company’s total sales for the three months and six months ended June 30, 2010, respectively. The Company’s five major customers are all distributors and collectively represented approximately 20.4%, 45.0% and 32.3% of the Company’s total sales for the three months ended March 31, 2013, 2012 and 2011, respectively. These five major customers accounted for 15.9%, 0%, 0%, 47.8%, 32.0%, 76.3%, 48.9%, 27.2%, 15.6%, 0% and 0% of total accounts receivable, including related parties, as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. One of the five major customers accounted for more than 10% of total accounts receivable as of September 30, 2013, December 31, 2012, September 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. Two of the five major customers accounted for more than 10% of total accounts receivable as of June 30, 2012. None of the five major customers accounted for more than 10% of total accounts receivable as of June 30, 2013 and March 31 2013

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2013, the Company purchased approximately 15.3% and 29.3% of its raw materials from five major suppliers, respectively. None of the five major suppliers individually accounted for more than 10% of the total purchases for the three and nine months ended September 30, 2013. The purchases from the five major suppliers represent approximately 25.4% and 39.6% of the Company’s total purchases for the three months and nine months ended September 30, 2012, respectively. For the three months and nine months ended September 30, 2011, the Company purchased approximately 49.0% and 44.8% of its raw materials from five major suppliers, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchase for the three and nine months ended September 30, 2011. The purchase from the five major suppliers represents approximately 40.2% and 45.6% of the company’s total purchase for the three months and nine months ended September 30, 2010, respectively, of which two of the five vendors account individually more than 10% of the total purchase. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the nine months ended September 30, 2012. For the three and six months ended June 30, 2013, the Company purchased approximately 45.0% and 38.4% of its raw materials from five major suppliers, respectively.  Two of the five major suppliers individually accounted for more than 10% of the total purchases for the three months ended June 30, 2013 and one of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2013. The purchases from the five major suppliers represent approximately 37.9% and 48.3% of the Company's total purchases for the three months and six months ended June 30, 2012, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2012. The purchases from the five major suppliers represent approximately 29.6% and 41.6% of the Company’s total purchases for the three months and six months ended June 30, 2011, respectively. Two of the five major suppliers individually accounted for more than 10% of the total purchases for the six months ended June 30, 2011. The purchases from the five major suppliers represent approximately 47.2% and 48.5% of the company’s total purchases for the three months and six months ended June 30, 2010, respectively. For the three months ended March 31, 2013, 2012 and 2011, the Company purchased approximately 32.6%, 65.3% and 60.3% of its raw materials from five major suppliers, respectively. These five vendors accounted for 28.9%, 32.7%, 30.2%, 33.8%, 26.8%, 16.7%, 26.0%, 16.9%, 9.8%, 26.5% and 23.1% of total accounts payable, including related parties, as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2012, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as September 30, 2013, June 30, 2013, September 30, 2012, June 30, 2012, December 31, 2011, September 30, 2011, December 31, 2010 and one of the five major suppliers individually accounted for more than 10% of total accounts payable as March 31, 2013, December 31, 2012, March 31, 2012.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Translation adjustments included in accumulated other comprehensive income amounted to $2.5 million, $4.2 million, $8.6 million, $10.2 million, $10.0 million, $10.0 million, $8.8 million, $10.2 million, $13.1 million, $11.2 million and $11.0 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. The balance sheet amounts, with the exception of equity at September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010 were translated at 6.13 RMB, 6.17 RMB, 6.27 RMB, 6.30 RMB, 6.32 RMB, 6.31 RMB, 6.31 RMB, 6.37 RMB, 6.39 RMB, 6.46 RMB and 6.59 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended September 30, 2013, 2012, 2011 and 2010 were 6.16 RMB, 6.33 RMB, 6.41 RMB and 6.77 RMB, respectively. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2013, 2012, 2011 and 2010 were 6.21 RMB, 6.31 RMB, 6.49 RMB and 6.80 RMB, respectively. The average translation rates applied to statement of operations accounts for the three months ended June 30, 2013, 2012, 2011 and 2010 6.20 RMB, 6.32 RMB, 6.51 RMB and 6.84 RMB, respectively. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2013, 2012, 2011 and 2010 were 6.24 RMB, 6.30 RMB, 6.55 RMB and 6.82 RMB, respectively. The average translation rates applied to statement of operations accounts for the three months ended March 30, 2013, 2012 and 2011 were 6.28 RMB, 6.30 RMB and 6.59 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(h)	Financial instruments (restated)

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, short term investment, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available. The carrying value of the long term loans-related party approximates its fair value as of the reporting date as their stated interest rates approximate current rates available.

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

The Company analyzes all financial instruments with features of both liabilities and equity, pursuant to which the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs. See Note 13 – “Convertible notes and derivative liabilities” for the variables used in the Cox Rubenstein Binomial model.

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

The Company determines the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which is currently 7.3%.

The fair value of the profit sharing liability will change each period as a result of (a) any changes in our estimate of Longmen Joint Venture’s projected profits/losses over the remaining term of the Agreement, (b) any change in the discount rate used, based on changes in our current or expected borrowing rate, (c) the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows is estimated and (d) any difference between the previously estimated operating results for the current period and actual results.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Each period, the Company considers whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, the Company has not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability

•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate

•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods

•	the People’s Bank of China has not recently adjusted any borrowing rate

•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies

•	the bank interest rates are assessed by each individual bank and governed by the Chinese banking regulatory bodies. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions:

•	projected selling units and growth in the steel market

•	projected unit selling price in the steel market

•	projected unit purchase cost in the coal and iron ore markets

•	selling and general and administrative expenses to be in line with the growth in the steel market

•	projected bank borrowings

•	interest rate index

•	gross national product index

•	industry index

•	government policy

The above assumptions were reviewed by the Company at September 30, 2013 and the Company changed those assumptions compared with the assumptions used at December 31, 2012 because of the changes in market conditions in the PRC. Since the Company had the most updated information from the banks, GDP report and the operating results from the three and nine months ended September 30, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the period ended September 30, 2013 and recorded a gain on change in fair value of profit sharing liability of $39.2 million and $95.4 million for the three and nine months ended September 30, 2013, respectively.

The estimated fair value of the profit sharing liability at September 30, 2013 is $241.1 million. Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowing rate by 1.0% and other factors remained unchanged, our profit sharing liability as of September 30, 2013 would have been $254.9 million and we would reduce the gain from the change in the fair value of the profit sharing liabilities by $13.8 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of September 30, 2013 would have been $214.3 million and we would increase the gain from the change in the fair value of profit sharing liabilities by $26.8 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013:

(in thousands)	Carrying Value as of September 30, 2013	Fair Value Measurements at September 30, 2013 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$241,090	$-	$-	$241,090
Total	$241,090	$-	$-	$241,090

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012:

(in thousands)	Carrying Value as of December 31, 2012	Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$1	$-	$-	$1
Profit sharing liability	328,827	-	-	328,827
Total	$328,828	$-	$-	$328,828

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

(in thousands)	Carrying Value as of September 30, 2012	Fair Value Measurements at September 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$58	$-	$-	$58
Profit sharing liability	322,386	-	-	322,386
Total	$322,444	$-	$-	$322,444

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

(in thousands)	Carrying Value as of June 30, 2012	Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$3	$-	$-	$3
Profit sharing liability	317,174	-	-	317,174
Total	$317,177	$-	$-	$317,177

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

(in thousands)	Carrying Value as of March 31, 2012	Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$23	$-	$-	$23
Profit sharing liability	311,358	-	-	311,358
Total	$311,381	$-	$-	$311,381

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

(in thousands)	Carrying Value as of December 31, 2011	Fair Value Measurements at December 31, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$10	$-	$-	$10
Profit sharing liability	303,233	-	-	303,233
Total	$303,243	$-	$-	$303,243

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

(in thousands)	Carrying Value as of September 30, 2011	Fair Value Measurements at September 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$48	$-	$-	$48
Profit sharing liability	296,723	-	-	296,723
Total	$296,771	$-	$-	$296,771

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

(in thousands)	Carrying Value as of June 30, 2011	Fair Value Measurements at June 30, 2011 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$182	$-	$-	$182
Profit sharing liability	284,871	-	-	284,871
Total	$285,053	$-	$-	$285,053

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010:

(in thousands)	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liabilities	$5,573		$-	5,573

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the following periods:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$328,828	$328,828	$328,828	$303,243
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	(99,170)	(63,537)	(51,892)	-
Change in discount rate	-	-	-	-
Change in the number of future periods over which the present value of future cash flows is estimated	12,440	9,779	5,113	22,499
Difference between the previously estimated operating results for the current period and actual results	(8,707)	(2,515)	-	-
Change of derivative liabilities charged to earnings	1	1	(1)	9
Exchange rate effect	7,698	6,232	1,783	3,077
Ending balance	$241,090	$278,788	$283,831	$328,828

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$303,243	$303,243	$303,243	$5,573
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	-	-	-	280,857
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	-	-	-	-
Change in discount rate	-	-	-	-
Change in the number of future periods over which the present value of future cash flows is estimated	16,860	11,250	5,630	14,047
Difference between the previously estimated operating results for the current period and actual results	-	-	-	-
Change of derivative liabilities charged to earnings	48	(7)	13	(5,563)
Exchange rate effect	2,293	2,691	2,495	8,329
Ending balance	$322,444	$317,177	$311,381	$303,243

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$5,573	$5,573	$24,390
Initial measurement and recognition of the 40% profit sharing liability on April 29, 2011	280,857	280,857	-
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	-	-	-
Change in discount rate	-	-	-
Change in the number of future periods over which the present value of future cash flows is estimated	8,743	3,336	-
Difference between the previously estimated operating results for the current period and actual results	-	-	-
Current period interest expense accreted	-	-	389
Current period payments made for principal and stated interest	-	-	(217)
Current period note converted carrying value	-	-	(3,934)
Change of derivative liabilities charged to earnings	(5,526)	(5,391)	(15,055)
Exchange rate effect	7,124	678
Ending balance	$296,771	$285,053	$5,573

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

Interest expenses for early submission request of payment for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $9.6 million, $16.3 million, $9.0 million and $5.2 million, respectively, and amounted to $26.9 million, $65.6 million, $20.4 million and $19.8 million, respectively, for the nine months ended September 30, 2013, 2012, 2011 and 2010.

Interest expenses for early submission request of payment for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $6.5 million, $28.4 million, $6.2 million and $9.0 million, respectively, and amounted to $17.3 million, $49.3 million, $11.4 million and $14.6 million, respectively, for the six months ended June 30, 2013, 2012, 2011 and 2010.

Interest expenses for early submission request of payment for the three months ended March 31, 2013, 2012 and 2011 amounted to $10.8 million, $20.9 million and $5.2 million, respectively.

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

The table below summarizes Longmen Joint Venture’s investment holdings as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010.

Unconsolidated entities	Year acquired	Owned %	September 30, 2013 Net investment (In thousands)	June 30, 2013 Net investment (In thousands)	March 31, 2013 Net investment (In thousands)	December 31, 2012 Net investment (In thousands)
Xian Delong Powder Engineering Materials Co., Ltd.	2007	24.1	$1,161	$1,106	$958	1,166

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Unconsolidated entities	Year acquired	September 30, 2012 Net investment (In thousands)	Owned %	June 30, 2012 Net investment (In thousands)	Owned %	March 31, 2012 Net investment (In thousands)	Owned %	December 31, 2011 Net investment (In thousands)	Owned %
Shaanxi Daxigou Mining Co., Ltd	2004	$-	-	$-	-	$-	-	$8,304	22.1
Huashan Metallurgical Equipment Co., Ltd.	2003	-	-	-	-	-	-	3,067	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	-	-	-	-	-	-	428	25.0
Xian Delong Powder Engineering Materials Co., Ltd.	2007	1,027	24.1	984	24.1	904	24.1	1,041	27.0
Total		$1,027		$984		$904		$12,840

Unconsolidated entities	Year acquired	September 30, 2011 Net investment (In thousands)	Owned %	June 30, 2011 Net investment (In thousands)	Owned %	December 31, 2010 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,014	24.1	$995	24.1	$1,236	27.0
Shaanxi Daxigou Mining Co., Ltd	2004	6,134	22.1	5,568	22.1	4,779	22.1
Shaanxi Xinglong Thermoelectric Co., Ltd.	2004-2007	-	-	-	-	8,534	20.7
Huashan Metallurgical Equipment Co., Ltd.	2003	2,998	25.0	3,009	25.0	2,907	25.0
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	2003	376	23.8	235	23.8	-	25.0
Total		$10,522		$9,807		$17,456

Total investment income in unconsolidated subsidiaries amounted to $0.05 million, $0.04 million, $0.8 million and $0.8 million for the three months ended September 30, 2013, 2012, 2011 and 2010, respectively, and $0.1 million, $0.1 million, $2.8 million and $4.1 million for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively, which was included in “Loss from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total investment income in unconsolidated subsidiaries amounted to $0.1 million, $0.08 million, $0.4 million and $3.1 million, for the three months ended June 30, 2013, 2012, 2011 and 2010 respectively, and $0.09 million, $0.04 million, $2.0 million and $3.2 million, for the six months ended June 30, 2013, 2012, 2011 and 2010 respectively, which was included in "Loss from equity investments" in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Total investment income (loss) in unconsolidated subsidiaries amounted to $(0.04) million, $(0.04) million and $1.7 million for the three months ended March 31, 2013, 2012 and 2011, respectively, which was included in “Loss from equity investments” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

On April 30, 2011, a share transfer agreement was signed with the Labor Union Trust of Long Steel Group, transferring Tongxing’s 20.7% share of Shaanxi Xinglong (“Xinglong”) Thermoelectric Co., Ltd to the Labor Union Trust of Long Steel Group for $11.3 million (RMB 72.9 million) on April 30, 2011. As of April 30, 2011, the Company’s investment in Xinglong is approximately $9.8 million and this transaction resulted in a gain of $1.5 million, which is included in “Income from equity investments” in the unaudited condensed consolidated statements of operations and other comprehensive income (loss).

(l)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

Note 4 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	$-	$-	$-	$63,319
Loan to Teamlink Investment Co., Ltd; due in December 2013, June 2014, and July 2014; interest rate was 4.75%	4,540	6,000	6,000	6,000
Total loans receivable – related parties	$4,540	$6,000	$6,000	$69,319

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Loans to Long Steel Group; due on demand and non-interest bearing.	$63,159	$63,239	$63,199	$-
Loan to Teamlink Investment Co., Ltd; due in June 2013; interest rate was 4.75%	4,000	4,000	-	-
Total loans receivable – related parties	$67,159	$67,239	$63,199	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had the following long-term loan receivable – related party as of:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd.; due in December 2013; interest rate was 4.75%	$2,000	$2,000	$2,000	$-
Total long-term loan receivable – related party	$2,000	$2,000	$2,000	$-

See Note 21 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.1 million, $0, $0 and $0 for the three months ended September 30, 2013, 2012, 2011 and 2010, respectively.

Total interest income for the loans amounted to $0.2 million, $1.8 million, $0 and $0 for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively.

Total interest income for the loans amounted to $0 million, $0.9 million, $0, and $0 for the three months ended June 30, 2013, 2012, 2011 and 2010.

Total interest income for the loans amounted to $0.1 million, $1.8 million, $0, and $0 for the six months ended June 30, 2013, 2012, 2011 and 2010.

Total interest income for the loans amounted to $0.1 million, $0.9 million and $0 for the three months ended March 31, 2013, 2012 and 2011.

Note 5 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Accounts receivable	$9,729	$43,499	$18,489	$8,062
Less: allowance for doubtful accounts	(1,152)	(1,226)	(1,335)	(1,367)
Accounts receivable – related parties	3,252	6,212	8,231	14,966
Net accounts receivable	$11,829	$48,485	$25,385	$21,661

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Accounts receivable	$9,299	$10,954	$20,602	$14,624
Less: allowance for doubtful accounts	(1,643)	(2,027)	(2,025)	(2,023)
Accounts receivable – related parties	28,346	87,373	53,056	20,593
Net accounts receivable	$36,002	$96,300	$71,633	$33,194

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Accounts receivable	$38,383	$51,391	$18,796
Less: allowance for doubtful accounts	(21)	(18)	(296)
Accounts receivable – related parties	10,594	43,500	4,160
Net accounts receivable	$48,956	$94,873	$22,660

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Movement of allowance for doubtful accounts is as follows:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$1,367	$1,367	$1,367	$2,023
Charge to expense	-	-	-	433
Less: recovery	(249)	(168)	(40)	(1,109)
Exchange rate effect	34	27	8	20
Ending balance	$1,152	$1,226	$1,335	$1,367

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$2,023	$2,023	$2,023	$292
Charge to expense	411	-	-	1,972
Less: recovery	(807)	(14)	-	(284)
Exchange rate effect	16	18	2	39
Ending balance	$1,643	$2,027	$2,025	$2,023

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$296	$296	$490
Charge to expense	-	-	174
Less: recovery	(280)	(280)	(386)
Exchange rate effect	5	2	18
Ending balance	$21	$18	$296

Note 6 – Inventories

Inventories consist of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Supplies	$23,302	$23,768	$23,609	$23,123
Raw materials	138,951	98,312	141,756	141,503
Finished goods	22,527	51,980	96,030	57,630
Less: allowance for inventory valuation	(7,397)	(13,905)	(13,465)	(9,585)
Total inventories	$177,383	$160,155	$247,930	$212,671

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Supplies	$23,403	$24,428	$22,035	$20,869
Raw materials	132,626	232,418	276,931	279,041
Finished goods	83,456	83,366	74,528	35,962
Less: allowance for inventory valuation	(13,995)	(16,911)	(13,430)	(38,143)
Total inventories	$225,490	$323,301	$360,064	$297,729

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Supplies	$41,103	$22,578	$13,733
Raw materials	294,518	329,763	381,178
Finished goods	99,220	122,148	59,813
Less: allowance for inventory valuation	(2,697)	(1,285)	(1,088)
Total inventories	$432,144	$473,204	$453,636

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2012, September 30, 2011, June 30, 2011 and December 31, 2010, the Company had provided allowance for inventory valuation in the amounts of $7.3 million, $13.8 million, $13.4 million, $9.6 million, $14.0 million, $16.9 million, $13.4 million, $38.1 million, $2.7 million, $1.3 million and $1.1 million, respectively.

Movement of allowance for inventory valuation is as follows:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$9,585	$9,585	$9,585	$38,143
Addition	7,305	13,757	13,441	9,582
Less: write-off	(9,722)	(9,681)	(9,623)	(38,519)
Exchange rate effect	229	244	62	379
Ending balance	$7,397	$13,905	$13,465	$9,585

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$38,143	$38,143	$38,143	$-
Addition	14,015	16,928	13,464	37,512
Less: write-off	(38,488)	(38,522)	(38,556)	-
Exchange rate effect	325	362	379	631
Ending balance	$13,995	$16,911	$13,430	$38,143

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$1,088	$1,088	$-
Addition	2,656	1,266	1,061
Less: write-off	(1,301)	(1,266)	-
Exchange rate effect	254	197	27
Ending balance	$2,697	$1,285	$1,088

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $109.5 million, $60.3 million, $62.6 million, $126.1 million, $160.9 million, $150.6 million, $174.2 million, $83.8 million, $187.9 million, $63.8 million and $30.8 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2012, September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Buildings and improvements	$253,621	$221,645	$216,924	$214,661
Machinery	616,813	591,160	579,267	573,572
Machinery under capital lease	603,248	599,547	590,665	587,334
Transportation and other equipment	22,085	21,840	21,197	20,274
Construction in progress	58,111	60,380	19,232	4,645
Subtotal	1,553,878	1,494,572	1,427,285	1,400,486
Less: accumulated depreciation	(303,336)	(280,014)	(254,967)	(232,650)
Total	$1,250,542	$1,214,558	$1,172,318	$1,167,836

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Buildings and improvements	$186,986	$186,462	$182,925	$181,644
Machinery	615,099	607,181	603,931	623,162
Machinery under capital lease	585,854	586,594	586,224	581,413
Transportation and other equipment	18,893	18,991	18,431	18,132
Construction in progress	3,212	9,375	9,035	8,203
Subtotal	1,410,044	1,408,603	1,400,546	1,412,554
Less: accumulated depreciation	(212,572)	(192,110)	(171,774)	(155,318)
Total	$1,197,472	$1,216,493	$1,228,772	$1,257,236

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Buildings and improvements	$173,838	$126,070	$116,294
Machinery	548,662	515,350	502,958
Machinery under capital lease	579,192	572,531	-
Transportation and other equipment	17,178	15,483	13,253
Construction in progress	31,115	82,051	65,749
Subtotal	1,349,985	1,311,485	698,254
Less: accumulated depreciation	(136,186)	(118,989)	(95,642)
Total	$1,213,799	$1,192,496	$602,612

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

The Group is obligated under a capital lease for the iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. The carrying value of assets acquired under the capital lease consists of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$603,248	$599,547	$590,665	$587,334
Less: accumulated depreciation	(69,248)	(61,703)	(53,775)	(46,497)
Carrying value of leased assets	$534,000	$537,844	$536,890	$540,837

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$585,854	$586,594	$586,224	$581,413
Less: accumulated depreciation	(39,423)	(32,507)	(25,525)	(18,411)
Carrying value of leased assets	$546,431	$554,087	$560,699	$563,002

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Machinery	$579,192	$572,531	$-
Less: accumulated depreciation	(11,463)	(4,533)	-
Carrying value of leased assets	$567,729	$567,998	$-

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

Depreciation expense for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $21.6 million, $20.8 million, $18.1 million and $11.6 million, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, amounted to $64.1 million, $61.4 million, $39.6 million and $30.4 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2013, 2012, 2011 and 2010, which amounted to $7.1 million, $7.0 million, $6.8 million and $0, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, amounted to $21.2, $20.9 million, $11.3 million and $0, respectively.

Depreciation expense for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $21.4 million, $20.5 million, $12.8 million and $9.5 million, respectively, and for the six months ended June 30, 2013, 2012, 2011 and 2010 amounted to $42.5, $40.6 million, $21.5 million and $18.8 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2013, 2012, 2011 and 2010, which amounted to $7.1 million, $6.9 million, $4.5 million and $0, respectively, and for the six months ended June 30, 2013, 2012, amounted to $14.1, $13.9 million, $4.5 million and $0, respectively.

Depreciation expenses for the three months ended March 31, 2013, 2012 and 2011 amounted to $21.1 million, $20.1 million and $8.7 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended March 31, 2013, 2012 and 2011, which amounted to $7.0 million, $7.0 million and $0, respectively.

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Land use rights	$30,798	$30,609	$30,156	$29,986
Mining right	2,448	2,433	2,397	2,384
Software	742	738	727	692
Subtotal	33,988	33,780	33,280	33,062
Less:
Accumulated amortization – land use rights	(8,387)	(8,130)	(7,786)	(7,577)
Accumulated amortization – mining right	(1,144)	(1,096)	(1,057)	(993)
Accumulated amortization – software	(529)	(496)	(461)	(426)
Subtotal	(10,060)	(9,722)	(9,304)	(8,996)
Intangible assets, net	$23,928	$24,058	$23,976	$24,066

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Land use rights	$29,917	$29,954	$29,936	$29,685
Mining right	2,350	2,351	2,326	2,338
Software	688	689	689	685
Subtotal	32,955	32,994	32,951	32,708
Less:
Accumulated amortization – land use rights	(7,325)	(7,075)	(6,811)	(6,442)
Accumulated amortization – mining right	(999)	(926)	(893)	(822)
Accumulated amortization – software	(404)	(370)	(339)	(301)
Subtotal	(8,728)	(8,371)	(8,043)	(7,565)
Intangible assets, net	$24,227	$24,623	$24,908	$25,143

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Land use rights	$29,571	$29,231	$28,462
Software	683	675	660
Subtotal	30,254	29,906	29,122
Less:
Accumulated amortization – land use rights	(6,162)	(5,831)	(5,316)
Accumulated amortization – software	(268)	(221)	(134)
Subtotal	(6,430)	(6,052)	(5,450)
Intangible assets, net	$23,824	$23,854	$23,672

The gross amount of the intangible assets amounted to $34.0 million, $33.8 million, $33.3 million, $33.1 million, $33.0 million, $33.0 million, $33.0 million, $32.7 million, $30.3 million, $29.9 million and $29.1 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. The remaining weighted average amortization period is 33.7 years as of September 30, 2013.

Total amortization expense for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $0.2 million, $0.3 million, $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, amounted to $0.7 million, $0.9 million, $0.8 million and $0.8 million, respectively.

Total amortization expense for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $0.3 million, $0.3 million, $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2013, 2012, 2011 and 2010, amounted to $0.5 million, $0.6 million, $0.5 million and $0.5 million, respectively.

Total amortization expense for the three months ended March 31, 2013, 2012 and 2011 amounted to $0.2 million, $0.3 million and $0.2 million, respectively.

Total depletion expense for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $0.02 million, $0.1 million, $0 and $0, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, amounted to $0.1 million, $0.2 million, $0 and $0, respectively.

Total depletion expense for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $0.02 million, $0.04 million, $0 and $0, respectively, and for the six months ended June 30, 2013, 2012, 2011 and 2010, amounted to $0.1 million and $0.1 million, $0 and $0, respectively.

Total depletion expense for the three months ended March 31, 2013, 2012 and 2011 amounted to $0.1 million, $0.06 million and $0, respectively.

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

Note 10 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $405.8 million, $380.6 million, $269.4 million, $322.7 million, $418.3 million, $407.4 million, $440.0 million, $363.3 million, $161.7 million, $182.8 million and $167.7 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2012, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $237.2 million, $98.3 million, $248.4 million, $345.8 million, $67.6 million, $115.7 million, $401.4 million, $451.1 million, $248.9 million, $55.7 million and $159.3 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2012, September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

The Company had the following short-term notes payable as of:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from October 2013 to March 2014. Restricted cash required of $24.5 million, $14.8 million, $0.2 million and $6.3 million as of September 30, 2013 and December 31, 2012as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$37,490	$21,287	$223	$12,696
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2013 to August 2014. Restricted cash required of $381.3 million, $365.8 million, $269.2 million and $316.4 million as of September 30, 2013 and December 31, 2012as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively; Restricted notes receivable required of $237.2 million, $98.3 million, $248.4 million and $345.8 million as of September 30, 2013 and December 31, 2012as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	950,498	792,234	785,296	971,117
Total short-term notes payable	$987,988	$813,521	$785,519	$983,813

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Notes payable to China Minsheng Bank, due February 2013. Restricted cash required of $6.3 million, $6.3 million, $14.3 million and $7.9 million as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$12,664	$12,680	$20,671	$7,934
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2012 to March 2013. Restricted cash required of $412.0 million, $401.1 million, $425.7 million and $355.4 million as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively; Restricted notes receivable required of $67.6 million, $115.7 million, $401.4 million and $451.1 million as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively; some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	855,105	897,982	1,227,564	1,105,570
Total short-term notes payable	$867,769	$910,662	$1,248,235	$1,113,504

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due December 2011. Restricted cash required of $3.1 million, $20.8 million and $11.7 million as of September 30, 2011, June 30, 2011 and December 31, 2010, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$6,260	$23,875	$21,541
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2011 to March 2012. $158.6 million restricted cash and $248.9 million notes receivable are secured for notes payable as of September 30, 2011, and comparatively $162.0 million restricted cash and $55.7 million notes receivable are secured for notes payable as of June 30, 2011 and $150.7 million restricted cash and $159.3 million notes receivable are secured for notes payable as of December 31, 2010, respectively; some notes are further guaranteed by third parties while others are secured by equipment and land use rights. These notes payable were either repaid or renewed subsequently on the due dates.	548,671	321,782	447,992
Bao Tou: Notes payable to various banks in China, due in April 2011. Restricted cash required of $5.3 million as of December 31, 2010, guaranteed by third parties.	-	-	10,619
Total short-term notes payable	$554,931	$345,657	$480,152

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

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from December 2013 to September 2014. Weighted average interest rate was 7.2%, 7.2%, 7.2% and 7.6% per annum as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$38,973	$34,478	$32,372	$32,189
Longmen Joint Venture: Loans from various banks in China, due various dates from November 2013 to August 2014. Weighted average interest rate was 6.5%, 6.7%, 6.7% and 6.8% per annum as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively; some are guaranteed by third parties, restricted cash or notes receivables. $120.0 million, $0, $0 and $76.0 million restricted notes receivable were secured for the loans as of September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively; These loans were either repaid or renewed subsequently on the due dates.	215,956	174,253	84,752	114,935
Total short-term loans - bank	$254,929	$208,731	$117,124	$147,124

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from November 2012 to August 2013. Weighted average interest rate was 7.6%, 7.6%, 7.5% and 7.5% per annum as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates.	$35,274	$37,674	41,526	43,149
Longmen Joint Venture: Loans from various banks in China, due various dates from December 2012 to September 2013. Weighted average interest rate was 4.8%, 6.7%, 6.6% and 8.3% per annum as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	102,895	160,162	277,136	209,234
Tianwu: Loans from Industrial and Commercial Bank of China Limited, due date various from October to December 2012. Interest rate was 10% additional to standard bank interest rate, and secured by accounts receivables. These loans were either repaid or renewed subsequently on the due dates.	1,583.00	1,585.00	-	1,571
Total short-term loans - bank	$139,752	$199,421	318,662	253,954

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from December 2011 to August 2012. Weighted average interest rate 7.0% per annum; some are guaranteed by third parties while others are secured by equipment and inventory. These loans were either repaid or renewed subsequently on the due dates	$33,203	$34,644	24,220
Longmen Joint Venture: Loans from various banks in China, due various dates from October 2011 to September 2012. Weighted average interest rate 6.6% per annum; some are guaranteed by third parties, restricted cash or notes receivables while others are secured by equipment, buildings, land use right and inventory. These loans were either repaid or renewed subsequently on the due dates.	369,225	277,053	260,978
Total short-term loans - bank	$402,428	$311,697	285,198

As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. Based on the financial covenants, the Company should have kept its debt to asset ratio below 20% and 85% as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. However, as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, the Company's debt to asset ratio was 117.7%, 120.9%, 117.5%,116.4%, 114.4%, 110.9%, 108.0%, 105.4%, 98.2%, 97.1% and 93.2%, respectively.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010 was $6.4 million, $7.9 million, $7.8 million, $12.7 million, $12.7 million, $12.7 million, $12.7 million, $12.6 million, $12.5 million, $24.8 million and $12.1 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Due to unrelated parties

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2013 to February 2014, and weighted average interest rate was 5.2%, 5.2%, 5.2% and 6.0% per annum as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, respectively. These loans were either repaid or renewed subsequently on the due dates.	$33,294	$46,980	$46,003	$25,324
Longmen Joint Venture: Loans from financing sales.	90,680	98,106	95,953	115,966
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,196	6,159	6,067	6,033
Total short-term loans – others	$130,170	$151,245	$148,023	$147,323

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2012 to March 2013; Weighted average interest rate was 6.4%, 6.5%, 6.6% and 6.2% per annum as of September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively. These loans were either repaid or renewed subsequently on the due dates.	$32,911	$55,935	$104,227	$143,102
Longmen Joint Venture: Loans from financing sales.	173,791	178,165	189,458	97,583
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,018	6,025	6,022	5,972
Total short-term loans – others	$212,720	$240,125	$299,707	$246,657

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2011 to September 2012. Weighted average interest rates 5.9% per annum. These loans were either repaid or renewed subsequently on the due dates.	$61,467	$84,018	$75,380
Longmen Joint Venture: Loans from financing sales.	159,782	115,291	37,947
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	5,949	5,881	14,385
Total short-term loans – others	$227,198	$205,190	$127,712

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company had various loans from unrelated companies amounting to $130.2 million, $151.2 million, $148.0 million, $147.3 million, $212.7 million, $240.1 million, $299.7 million, $246.7 million, 227.2 million, $205.2 million and $127.7 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively. Of the $130.2 million, $6.2 million loans carry no interest, $90.7 million of financing sales are subject to interest rates ranging between 4.2% and 5.9%, and the remaining $33.3 million are subject to interest rates ranging from 4.7% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $166.2 million, $307.1 million, $297.4 million and $178.3 million, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, amounted to $519.5 million, $600.8 million, $705.2 million and $576.5 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2013, 2012, 2011 and 2010, accounted to $1.1 million, $2.1 million, $2.2 million and $1.5 million, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, amounted to $4.2 million, $6.8 million, $6.1 million and $5.5 million, respectively.

Total financing sales for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $188.1 million, $149.5 million, $248.1 million and $211.1 million, respectively, and for the six months ended June 30, 2013, 2012, 2011 and 2010, amounted to $353.3 million, $293.7 million, $407.8 million $398.2 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2013, 2012, 2011 and 2010 accounted to $1.5 million, $3.5 million, $2.3 million and $2.2 million, respectively, and for the six months ended June 30, 2013, 2012, amounted to $3.1 million, $4.7 million, $3.9 million $4.0 million, respectively.

Total financing sales for the three months ended March 31, 2013, 2012 and 2011 amounted to $165.2 million, $144.2 million and $159.7 million, respectively, which are eliminated in the Company’s unaudited condensed consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2013, 2012 and 2011, amounted to $1.6 million, $1.2 million and $1.6 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Short term loans due to related parties

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$3430	$3409	$3,837	$4,133
General Steel China: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	-	-	-	15,416
General Steel China: Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	-	6858	-	21,397
General Steel China: Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1395	1387	1,366	1,359
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,451	1,442	1,421	1,413
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	33,580	42,836	56,977	-
Longmen Joint Venture: Loan from Xi’an Pinhe Steel Material Co., Ltd., due in July 2013, and interest rate is 7.2% per annum.	-	-	15,960	-
Longmen Joint Venture: Loans from financing sales.	9,033	26,043	24,829	35,839
Total short-term loans - related parties	$48,889	$81,975	$104,390	$79,557

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Baotou Steel: Loans from Tianjin Hengying Trading Co., Ltd, due on demand, and interest rates is 10% per annum.	$5,072	$5,078	$5,075	$-
General Steel China: Loans from Tianjin Hengying Trading Co., Ltd., due on demand, and interest rates is 10% per annum.	19,756	6,802	18,795	-
General Steel China: Loans from Tianjin Dazhan Industry Co, Ltd., due on demand, and interest rates is 10% per annum.	8,972	50,984	24,674	-
General Steel China: Loans from Beijing Shenhua Xinyuan Metal Materials Co., Ltd., due on demand, and interest rates is 10% per annum.	1,355	1,357	1,356	-
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	1,409	1,411	1,410	-
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in April 2012, and interest rate was 5.2% per annum. This loan was repaid subsequently on the due date.			15,840	15,710
Longmen Joint Venture: Loans from financing sales.	45,505	15,892	15,842	-
Total short-term loans - related parties	$82,069	$81,524	$82,992	$15,710

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel, due July 2011, and interest rates 5.6% per annum.			14,548
Longmen Joint Venture: Loans from Tianjin Hengying Trading Co., Ltd, due in October 2011, and interest rate 4.8% per annum. This loan was renewed subsequently on the due dates.	15,650	15,470	-
Longmen Joint Venture: Loans from financing sales.		167	-
Total short-term loans - related parties	$15,650	$15,637	$14,548

Long-term loans due to related party

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate are 5.6% - 5.9% per annum.	$72,346	$77,174	$93,500	$92,973
Less: Current maturities of long-term loans – related party	(47,896)	(48,014)	(59,984)	(54,885)
Long-term loans - related party	$24,450	$29,160	$33,516	$38,088

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due between July 2013 and November 2015 and interest rates are 5.6% - 5.9% per annum	$92,738	$92,856	$92,797	$92,035
Less: Current maturities of long-term loans – related party	(49,997)	-	-	-
Long-term loans - related party	$42,741	$92,856	$92,797	$92,035

	September 30, 2011	December 31, 2012	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due various dates from July 2013 to November 2015 and interest rates of 5.6% - 7.3% per annum.	$107,695	$134,566	$91,020

Total interest expense, net of capitalized interest, amounted to $15.5 million, $36.6 million, $35.1 million and $10.2 million for the three months ended September 30, 2013, 2012, 2011 and 2010, respectively.

Total interest expense, net of capitalized interest, amounted to $54.5 million, $138.9 million, $72.3 million and $37.6 million for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively.

Capitalized interest amounted to $1.3 million, $0.2 million, $0 and $0.5 million for the three months ended September 30, 2013, 2012, 2011 and 2010, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capitalized interest amounted to $2.1 million, $0.6 million, $2.8 million and $1.6 million for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively.

Total interest expense, net of capitalized interest, amounted to $19.4 million, $25.5 million, $23.1 million and $16.5 million, for the three months ended June 30, 2013, 2012, 2011 and 2010, respectively.

Total interest expense, net of capitalized interest, amounted to $38.6 million, $53.0 million, $37.2 million and $27.4 million, for the six months ended June 30, 2013, 2012, 2011 and 2010, respectively.

Capitalized interest amounted to $0.6 million, $0.4 million, $2.1 million and 0.7 million, for the three months ended June 30, 2013, 2012, 2011 and 2010 respectively.

Capitalized interest amounted to $0.8 million, $0.4 million, $2.8 million and $1.1 million for the six months ended June 30, 2013, 2012, 2011 and 2010, respectively.

Total interest expense, net of capitalized interest, amounted to $19.1 million, $27.5 million and $14.1 million for the three months ended March 31, 2013, 2012 and 2011, respectively.

Capitalized interest amounted to $0.2 million, $0.03 million and $0.7 million for the three months ended March 31, 2013, 2012 and 2011, respectively.

Note 11 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, customer deposits amounted to $110.2 million, $130.1 million, $117.3 million, $147.9 million, $165.3 million, $128.1 million, $138.1 million, $158.8 million, $246.5 million, $241.1 million and $188.4 million, respectively, including deposits received from related parties, which amounted to $14.5 million, $7.8 million, $12.6 million, $22.0 million, $83.5 million, $39.1 million, $57.4 million, $68.3 million, $54.4 million, $65.8 million and $54.9 million, respectively.

Note 12 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $30.0 million, $32.6 million, $42.3 million, $35.1 million, $36.2 million, $31.8 million, $34.8 million, $23.8 million, $21.5 million, $23.7 million and $52.1 million in deposits due to sales representatives, including deposits due to related parties, as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

Note 13 – Convertible notes and derivative liabilities

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

As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, derivative liabilities - warrants amounted to $0, $0, $0, $1.0 thousand, $58.4 thousand, $3.3 thousand, $23.1 thousand, $10.2 thousand, $47.6 thousand, $0.2 million and $5.6 million, respectively.

The Company has the following warrants outstanding:

Outstanding as of December 31, 2010	6,678,649
Granted	-
Forfeited / expired	-
Exercised	-
Outstanding as of December 31, 2011	6,678,649
Granted	-
Forfeited / expired	(2,777,778)
Exercised	-
Outstanding as of December 31, 2012	3,900,871
Granted	-
Forfeited / expired	(3,900,871)
Exercised	-
Outstanding as of September 30, 2013	-

Note 14 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $11.5 million, $20.2 million, $8.6 million and $13.2 million for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively.

The Company paid income tax amounted to $0.3 million, $0.1 million, $0.5 million and $1.6 million for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively.

During the nine months ended September 30, 2013 and 2012, the Company had receivables of $1.0 million and $0.5 million as a result of the disposal of equipment that has not been collected.

During the nine months ended September 30, 2013 and 2012, the Company converted $1.0 million and $0.2 million of equipment into inventory productions.

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

During the nine months ended September 30, 2011 and 2010, the Company recognized $13.6 million and $28.6 million of lease income in related to other receivables – related parties that have not been collected.

During the nine months ended September 30, 2011, the Company issued 974,571 shares of common stock for repayment of debt of $4.9 million.

The Company capitalized all the fixed assets constructed by Shaanxi Steel for a price of $572.5 million through a 20 year capital lease starting from April 29, 2011 upon the inception of the Unified Management Agreement. See Note 16 – “ Capital lease obligations”.

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

Interest paid, net of capitalized, amounted to $7.6 million, $15.4 million, $8.6 million and $8.7 million for the six months ended June 30, 2013, 2012, 2011 and 2010, respectively.

The Company paid income tax amounted to $0.2 million, $0.2 million, $0.5 million and $1.3 million for the six months ended June 30, 2013, 2012, 2011 and 2010, respectively.

During the six months ended June 30, 2013 and 2012, the Company had receivables of $1.0 million and $0.5 million as a result of the disposal of equipment that has not been collected.

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

Interest paid, net of capitalized, amounted to $3.6 million, $7.5 million and $4.7 million for the three months ended March 31, 2013, 2012 and 2011, respectively.

The Company paid income tax amounted to $0.1 million, $0.1 million and $0.4 million for the three months ended March 31, 2013, 2012 and 2011, respectively.

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

Note 15 - Deferred lease income

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2013, 2012, 2011 and 2010, the Company recognized $0.5 million, $0.5 million, $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2013, 2012, 2011 and 2010, the Company recognized $1.6 million, $1.6 million, $1.5 million and $0.6 million, respectively. For the three months ended June 30, 2013, 2012, 2011 and 2010, the Company recognized $0.5 million, $0.5 million, $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2013, 2012, 2011 and 2010, the Company recognized $1.1 million, $1.1 million, $1.0 million and $0.3 million, respectively. For the three months ended March 31, 2013, 2012 and 2011, the Company recognized $0.5 million in each period.

As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, the balance of deferred lease income amounted to $77.7 million, $77.7 million, $77.1 million, $77.2 million, $77.5 million, $78.1 million, $78.6 million, $78.5 million, $78.4 million, $78.3 million and $57.6 million, respectively, of which $2.2 million, $2.2 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million, $2.1 million and $2.0 million represents balance to be amortized within one year.

Note 16 - Capital lease obligation (restated)

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million) based on Shaanxi Steel’s cost to construct the assets to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. After determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a derivative liability, which is carried at fair value. See Note 17 – “Profit sharing liability”.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years as of September 30, 2013:

Year ending September 30,	Capital Lease Obligation Minimum Lease Payments
(in thousands)
2014	$-
2015	126,557
2016	28,654
2017	28,654
2018	28,654
Thereafter	360,567
Total minimum lease payments	573,086
Less: amounts representing interest	(218,510)
Ending balance	$354,576

Interest expense for the three months ended September 30, 2013, 2012, 2011 and 2010 on the minimum lease payments were $5.1 million, $5.1 million, $5.1 million and $0, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense for the nine months ended September 30, 2013, 2012, 2011 and 2010 on the minimum lease payments were $15.3 million, $15.5 million, $8.5 million and $0, respectively.

Interest expense for the three months ended June 30, 2013, 2012, 2011 and 2010 on the minimum lease payments were $5.1 million, $5.2 million, $3.4 million and $0, respectively.

Interest expense for the six months ended June 30, 2013, 2012, 2011 and 2010 on the minimum lease payments were $10.2 million, $10.4 million, $3.4 million and $0, respectively.

Interest expense for the three months ended March 31, 2013, 2012 and 2011 on the minimum lease payments were $5.1 million, $5.2 million and $0, respectively.

Note 17 – Profit sharing liability (restated)

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments.  The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 16 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 3(h) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment has been made since inception.

Note 18 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended September 30, 2013, 2012, 2011 and 2010, the Company recognized $0.5 million, $0.5 million, $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2013, 2012, 2011 and 2010, the Company recognized $1.6 million, $1.6 million, $1.5 million and $0.6 million, respectively. For the three months ended June 30, 2013, 2012, 2011 and 2010, the Company recognized $0.5 million, $0.5 million, $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2013, 2012, 2011 and 2010, the Company recognized $1.1 million, $1.1 million, $1.0 million and $0.3 million, respectively. For the three months ended March 31, 2013, 2012 and 2011, the Company recognized $0.5 million in each period.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 19 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended September 30, 2013, 2012, 2011 and 2010 are as follows:

	For the three months ended		For the nine months ended
(In thousands)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Current	$25	$100	$201	$510
Deferred	-	-	-	169
Total provision for income taxes	$25	$100	$201	$679

	Three months ended		Nine months ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Current	$410	$5,332	$617	$860
Deferred	144	(5,676)	15,384	(5,944)
Total provision (benefit) for income taxes	$554	$(344)	$16,001	$(5,084)

	For the three months ended		For the six months ended
(In thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Current	$105	$43	$176	$410
Deferred	-	-	-	169
Total provision for income taxes	$105	$43	$176	$579

	Three months ended		Six months ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Current	$-	$-	$207	$606
Deferred	18,198	(2,803)	15,240	(5,346)
Provision (benefit) for income taxes	$18,198	$(2,803)	$15,447	$(4,740)

(In thousands)	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Current	$71	$367
Deferred	-	169
Total provision for income taxes	$71	$536

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $436.9 million will begin to expire in 2014. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010 was $86.9 million, $84.8 million, $75.8 million, $72.9 million, $59.9 million, $61.6 million, $54.9 million, $47.7 million, $23.8 million, $19.6 million and $0, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences, representing tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$72,891	$72,891	$72,891	$47,703
Current period addition	12,776	11,006	2,912	25,180
Current period reversal	(857)	(694)	(465)	-
Deconsolidation of Tongxing	-	-	-	(216)
Exchange difference	2,125	1626	417	224
Ending balance	$86,935	$84,829	$75,755	$72,891

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$47,703	$47,703	$47,703	$-
Current period addition	22,144	13,868	7,194	46,914
Current period reversal	-	-	-	-
Deconsolidation of Tongxing	(216)	(216)	(216)	-
Exchange difference	185	202	198	789
Ending balance	$69,816	$61,557	$54,879	$47,703

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$-	$-	$-
Current period addition	23,670	19,571	-
Current period reversal	-	-	-
Exchange difference	131
Ending balance	$23,801	$19,571	$-

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

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, the Company had $3.1 million, $3.0 million, $3.4 million, $4.2 million, $2.3 million, $2.9 million, $1.6 million, $5.8 million $15.2 million, $15.5 million and $37.3 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $160.5 million and $156.2 million, respectively, for the three months ended September 30, 2013, $209.7 million and $206.7 million, respectively, for the three months ended September 30, 2012, $307.3 million and $301.1 million, respectively, for the three months ended September 30, 2011, and $128.1 million and $131.4 million, respectively, for the three months ended September 30, 2010. VAT on sales and VAT on purchases amounted to $513.7 million and $494.4 million, respectively, for the nine months ended September 30, 2013, $620.6 million and $594.1 million, respectively, for the nine months ended September 30, 2012, $775.5 million and $729.0 million, respectively, for the nine months ended September 30, 2011, $386.7 million and $357.8 million, respectively, for the nine months ended September 30, 2010.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $164.8 million and $154.4 million, respectively, for the three months ended June 30, 2013 and $226.1 million and $216.0 million, respectively, for the three months ended June 30, 2012, $253.7 million and $251.1 million, respectively, for the three months ended June 30, 2011, and $141.0 million and $138.6 million for the three months ended June 30, 2010, respectively. VAT on sales and VAT on purchases amounted to $353.2 million and $338.2 million, respectively, for the six months ended June 30, 2013, $407.3 million and $387.4 million, respectively, for the six months ended June 30, 2012, $468.2 million and $428.0 million, respectively, for the six months ended June 30, 2011, and $258.5 million and $226.4 million, respectively, for the six months ended June 30, 2010..

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $183.2 million and $183.8 million, respectively, for the three months ended March 31, 2013 and $179.5 million and $171.3 million, respectively, for the three months ended March 31, 2012, and $214.5 million and $176.9 million, respectively, for the three months ended March 31, 2011.

Taxes payable consisted of the following:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
VAT taxes payable	$7,309	$6,993	$8,432	$13,579
Income taxes payable	20	67	44	68
Misc. taxes	2,387	3,250	3,858	3,027
Total	$9,716	$10,310	$12,334	$16,674

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
VAT taxes payable	$3,869	$2,351	$30	$4,856
Income taxes payable	124	153	147	96
Misc. taxes	2,505	4,417	5,178	6,422
Total	$6,498	$6,921	$5,355	$11,374

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
VAT taxes payable	$6,402	$7,818	$3,921
Income taxes payable	873	586	840
Misc. taxes	4,745	4,286	1,476
Total	$12,020	$12,690	$6,237

Note 20 – Earnings (Loss) per share

The computation of earnings (loss) per share is as follows:

(in thousands, except per share data)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012
Income (loss) attributable to holders of common stock	$3,801	$(41,598)
Basic and diluted weighted average number of common shares outstanding	55,141	54,466
Earnings (loss) per share
Basic and diluted	$0.07	$(0.76)

(in thousands except per share data)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010

Loss attributable to holders of common shares	$(13,830)	$(3,784)
Basic and diluted weighted average number of common shares outstanding	55,166	53,941
Loss per share
Basic and diluted	$(0.25)	$(0.07)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Loss attributable to holders of common stock	$(32,914)	$(102,759)
Basic and diluted weighted average number of common shares outstanding	54,976	54,946
Loss per share
Basic and diluted	$(0.60)	$(1.87)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the nine months ended	For the nine months ended
(in thousands except per share data)	September 30, 2011	September 30, 2010
Loss attributable to holders of common shares	$(45,662)	$(11,400)
Basic and diluted weighted average number of common shares outstanding	54,547	52,577
Loss per share
Basic and diluted	$(0.84)	$(0.22)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Loss attributable to holders of common stock	$(39,818)	$(26,377)
Basic and diluted weighted average number of common shares outstanding	54,980	54,857
Loss per share
Basic and diluted	$(0.72)	$(0.48)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Loss attributable to holders of common stock	$(36,715)	$(61,161)
Basic and diluted weighted average number of common shares outstanding	54,893	55,188
Loss per share
Basic and diluted	$(0.67)	$(1.11)

	Three months ended June 30		Six months ended June 30
(in thousands except per share data)	2011	2010	2011	2010
Loss attributable to holders of common stock	$(22,915)	$(2,004)	$(31,832)	$(7,616)
Basic and diluted weighted average number of common shares outstanding	54,318	52,112	54,233	51,883
Loss per share
Basic and diluted	$(0.42)	$(0.04)	$(0.59)	$(0.15)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Income (loss) attributable to holders of common stock	$3,103	$(34,784)
Basic and diluted weighted average number of common shares outstanding	54,805	55,520
Earnings (loss) per share
Basic and diluted	$0.06	$(0.63)

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

Note 21 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 16 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$603,248	$599,547	$590,665	$587,334
Less: accumulated depreciation	(69,248)	(61,703)	(53,775)	(46,497)
Carrying value of leased assets	$534,000	$537,844	$536,890	$540,837

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Machinery	$585,854	$586,594	$586,224	$581,413
Less: accumulated depreciation	(39,423)	(32,507)	(25,525)	(18,411)
Carrying value of leased assets	$546,431	$554,087	$560,699	$563,002

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Machinery	$579,192	$572,531	$-
Less: accumulated depreciation	(11,463)	(4,533)	-
Carrying value of leased assets	$567,729	$567,998	$-

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

For the three months ended September 30, 2013, 2012, 2011 and 2010, General Steel (China) realized rental income of $0, $0, $0.8 million and $0.8 million, and for the nine months ended September 30, 2013, 2012, 2011 and 2010, General Steel (China) realized rental income $0 million, $1.6 million, $1.5 million and $2.3 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

For the three months ended June 30, 2013, 2012, 2011 and 2010, General Steel (China) realized rental income in each period of $0, $0.8 million, $0.8 million and $0.8 million, respectively, and for the six months ended June30, 2013, 2012, 2011 and 2010, General Steel (China) realized rental income $0 million, $1.6 million, $1.0 million and 1.5 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2013, 2012 and 2011, General Steel (China) realized rental income in each period of $0, $0.8 million and $0.8 million, respectively, which has been included in “other non-operating income (expense), net” in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

d. The following chart summarized sales to related parties for the three and nine months ended September 30, 2013, 2012, 2011 and 2010, for the three and six months ended June 30, 2013, 2012, 2011 and 2010, and for the three months ended March 31, 2013, 2012 and 2011.

Name of related parties	Relationship	Three months ended September 30, 2013	Three months ended September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,793	$123,631
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group*	-	16,998
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	1,081	-
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	85	12,480
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	19,866	7,599
Shaanxi Steel	Majority shareholder of Long Steel Group	979	25
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	9	11,392
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1,782	20,758
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	7,951	-
Others	Entities either owned or have significant influence by our affiliates or management	-	-
Total		$95,546	$192,883

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	Three months ended September 30, 2011 (in thousands)	Three months ended September 30, 2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$118,181	$79,244
Sichuan Yutai Trading Co., Ltd.	Significant influence by Long Steel Group**	57,350	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO* through indirect shareholding	26,742	14,036
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	24,348	13,381
Shaanxi Yuchang Trading Co., Ltd.	Significant influence by Long Steel Group	45,792	-
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	18,231	9,765
Junlong Steel Rolling Co., Ltd.	Joint Stock company of Long Steel Group	16,090	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	12,278	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	9,305
Shaanxi Steel	Majority shareholder of Long Steel Group	4,826	1,035
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by Long Steel Group	5	-
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	15
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding		23
Others	Entities either owned or have significant influence by our affiliates or management	2,576	2,075
Total Related Party Sales		$335,724	$119,574

Name of related parties	Relationship	Nine months ended September 30, 2013	Nine months ended September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$226,754	$360,820
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	72	147,847
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	21,491	41,433
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	15,681	43,015
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	56,545	34,132
Shaanxi Steel	Majority shareholder of Long Steel Group	2,390	634
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,122	31,485
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	33,075	37,965
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	22,577	-
Others	Entities either owned or have significant influence by our affiliates or management	-	1,493
Total		$380,707	$698,824

Name of related parties	Relationship	Nine months ended September 30, 2011 (in thousands)	Nine months ended September 30, 2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$297,162	$262,912
Sichuan Yutai Trading Co., Ltd.	Significant influence by Long Steel Group	120,260	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO* through indirect shareholding	83,210	33,304
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	67,639	29,284
Shaanxi Yuchang Trading Co., Ltd.	Significant influence by Long Steel Group	85,907	-
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	43,340	29,133
Junlong Steel Rolling Co., Ltd.	Joint Stock company of Long Steel Group	36,171	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	28,428	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	19,967	-
Shaanxi Steel	Majority shareholder of Long Steel Group	5,926	1,968
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Company	470	-
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	5,471
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	8,337
Others	Entities either owned or have significant influence by our affiliates or management	3,361	3,066
Total Related Party Sales		$791,841	$373,475

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	Three months ended June 30, 2013	Three months ended June 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$82,286	$140,648
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	54,110
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	5,975	-
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	5,004	16,091
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	18,393	9,566
Shaanxi Steel	Majority shareholder of Long Steel Group	448	27
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	114	12,756
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	11,289	7,170
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	12,792	-
Others	Entities either owned or have significant influence by our affiliates or management	-	1,329
Total		$136,301	$241,697

		Three months	Three months
		ended	ended
		June 30, 2011	June 30, 2010
Name of related parties	Relationship	(in thousands)	(in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$35,273	$79,215
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group**	62,910	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO*** through indirect shareholding	30,982	9,418
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	23,030	15,903
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	40,115	-
Hancheng Haiyan Coking Co., Ltd	Non-controlling shareholder of Long Steel Group	13,716	9,043
Junlong Steel Rolling Co., Ltd	Joint stock company of Long Steel Group	20,081	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	16,150	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	3,512	-
Shaanxi Steel	Majority shareholder of Long Steel Group	579	933
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	3,051
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	2
Others	Entities either owned or have significant influence by our affiliates or management	784	941
Total Related Party Sales		$247,132	$118,506

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	Six months ended June 30, 2013	Six months ended June 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$162,961	$237,189
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	72	130,849
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	20,410	41,433
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	15,596	30,535
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	36,679	26,533
Shaanxi Steel	Majority shareholder of Long Steel Group	1,411	609
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	2,113	20,093
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	31,293	17,207
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	14,626	-
Others	Entities either owned or have significant influence by our affiliates or management	-	1,493
Total		$285,161	$505,941

		Six months ended	Six months ended
Name of related parties	Relationship	June 30, 2011	June 30, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$179,446	$183,668
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	62,910	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	56,468	19,268
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	43,291	15,903
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	40,115	-
Hancheng Haiyan Coking Co., Ltd	Non-controlling shareholder of Long Steel Group	25,109	19,368
Junlong Steel Rolling Co., Ltd	Joint Stock company of Long Steel Group	20,081	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	16,150	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	10,662	-
Shaanxi Steel	Majority shareholder of Long Steel Group	1,100	933
Beijing Daishang Trade Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	-	5,456
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	8,314
Others	Entities either owned or have significant influence by our affiliates or management	785	991
Total Related Party Sales		$456,117	$253,901

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of		Three months ended	Three months ended	Three months ended
related parties	Relationship	March 31, 2013	March 31, 2012	March 31, 2011
		(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$80,675	$96,541	$144,173
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	72	76,739
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	14,435	41,482	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	10,592	14,444	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	18,286	16,967	-
Shaanxi Steel	Majority shareholder of Long Steel Group	963	582	521
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	1,999	7,337	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	20,004	10,037	-
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	1,834	-	-
Tianjin Hengying Trading CO., Ltd	Common control under CEO	-	-	25,486
Tianjin Dazhan Industry Co., Ltd	Common control under CEO	-	-	20,261
Hancheng Haiyan Coking	Investee of Long Steel Group	-	-	11,393
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	7,150
Others	Entities either owned or have significant influence by our affiliates or management	-	115	1
Total		$148,860	$264,244	$208,985

e. The following charts summarize purchases from related parties for the three and nine months ended September 30, 2013, 2012, 2011 and 2010, for the three and six months ended June 30, 2013, 2012, 2011 and 2010, and for the three months ended March 31, 2013, 2012 and 2011..

Name of related parties	Relationship	Three months ended September 30, 2013	Three months ended September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$101,606	$123,637
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	31,331	47,487
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	1,181	16,674
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	1,568
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1	2,257
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	10,529	10,322
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,726	1,049
Others	Entities either owned or have significant influence by our affiliates or management	64	91
Total		$146,438	$203,085

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	Three months ended September 30, 2011 (in thousands)	Three months ended September 30,2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$418,537	$96,753
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Company	15,123	-
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	-	1,463
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	102,535	49,060
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	14,727	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	1,704	108
Others	Entities either owned or have significant influence by our affiliates or management	193	349
Total Related Party Purchases		$552,819	$147,733

Name of related parties	Relationship	Nine months ended September 30, 2013	Nine months ended September 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$376,104	$453,947
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	148,322	195,861
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	13,678	83,251
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	53	5,332
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	212	4,417
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	28,618	24,347
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	6,635	3,653
Others	Entities either owned or have significant influence by our affiliates or management	300	305
Total		$573,922	$771,113

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	Nine months ended September 30, 2011 (in thousands)	Nine months ended September 30, 2010 (in thousands)

Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$838,495	$350,593
Shaanxi Huafu New Energy Co., Ltd.	Significant influence by the Company	15,123	-
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,717	8,441
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	307,791	166,895
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	27,641	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	5,068	1,119
Others	Entities either owned or have significant influence by our affiliates or management	825	664
Total Related Party Purchases		$1,199,660	$527,712

Name of related parties	Relationship	Three months ended June 30, 2013	Three months ended June 30, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$170,005	$128,286
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	53,193	72,390
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	742	15,196
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,220
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	1	26
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	8,560	8,744
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,432	2,202
Others	Entities either owned or have significant influence by our affiliates or management	166	126
Total		$234,099	$229,190

		Three months ended	Three months ended
Name of related parties	Relationship	June 30, 2011	June 30, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$225,597	$141,088
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	28	3,551
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	105,220	65,777
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	12,914	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	3,364	-
Others	Entities either owned or have significant influence by our affiliates or management	609	284
Total Related Party Purchases		$347,732	$210,700

Name of related parties	Relationship	Six months ended June 30, 2013	Six months ended June, 2012
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$274,498	$330,310
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	116,991	148,374
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	12,497	66,577
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	53	3,764
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	211	2,160
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	18,089	14,025
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	4,909	2,604
Others	Entities either owned or have significant influence by our affiliates or management	236	214
Total		$427,484	$568,028

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Six months ended	Six months ended
Name of related parties	Relationship	June 30, 2011	June 30, 2010
		(in thousands)	(in thousands)
Long Steel Group	Non-controlling shareholder of Longmen Joint Venture	$419,958	$253,840
Hancheng Jinma Coking Co., Ltd.	Equity investee of Longmen Joint Venture’s subsidiary (unconsolidated)	4,717	6,978
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Long Steel Group	205,256	117,835
Xian Pinghe Metallurgical Raw Material Co., Ltd.	Non-controlling shareholder of Long Steel Group	12,914	-
Beijing Daishang Trading Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture’s subsidiary	3,364	1,011
Others	Entities either owned or have significant influence by our affiliates or management	632	315
Total Related Party Purchases		$646,841	$379,979

		Three months ended	Three months ended	Three months ended
Name of related parties	Relationship	March 31, 2013	March 31, 2012	March 31, 2011
		(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$104,493	$202,024	$194,361
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	63,798	75,984	100,036
Xi’an Pinghe Metallurgical Raw	Noncontrolling shareholder of Long Steel Group	11,755	51,381	-
Material Co., Ltd
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	53	1,544	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	210	2,134	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	9,529	5,281	-
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	3,477	402	-
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary(unconsolidated)	-	-	4,689
Others	Entities either owned or have significant influence by our affiliates or management	70	88	23
Total		$193,385	$338,838	$299,109

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$-	$-	$63,319
Teamlink Investment Co., Ltd	Partially owned by CEO** through indirect shareholding	4,540	6,000	6,000	6,000
Total		$4,540	$6,000	$6,000	$69,319

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$63,159	$63,239	$63,199	$-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,000	4,000	-	-
Total		$67,159	$67,239	$63,199	$-

See Note 4 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,834	$1,319	$3,441	$10,409
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	3,183	3,019	2,017
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19	18	18
Shaanxi Steel	Majority shareholder of Long Steel Group	1,227	1,521	1,102	2,435
Others		172	170	651	87
Total		$3,252	$6,212	$8,231	$14,966

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$12,306	$56,445	$35,650	$9,187
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	3,178	3,725	4,749	3,141
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	761	762	762	755
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	4,071	-	-	-
Hancheng Haiyan Coking Co., Ltd.	Non-controlling shareholder of Longmen Joint Venture	-	-	-	-
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	-	17,438	2,525	-
Shaanxi Steel	Majority shareholder of Long Steel Group	7,106	8,697	9,064	7,207
Others		924	306	306	303
Total		$28,346	$87,373	$53,056	$20,593

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$7,618	$36,003	$3,023
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	2,543	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	752	1081	-
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	1,054
Hancheng Haiyan Coking Co., Ltd.		318	-	-
Tianjin Hancheng Haiyan Coking Co., Ltd.	Partially owned by CEO through indirect shareholding	-	2,111	-
Shaanxi Steel	Majority shareholder of Long Steel Group	1,860	1,654	83
Others		46	108
Total		$10,594	$43,500	$4,160

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$561	$3114	$17438	$301
Shaanxi Steel	Majority shareholder of Long Steel Group	44,811	54,082	69,455	65,981
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,228	1,220	1,202	1,195
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	489	486	479	476
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,834	3,811	-	-
Others	Entities either owned or have significant influence by our affiliates or management	578	510	441	429
Total		$51,501	$63,223	$89,015	$68,382

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$3,734	$1,847	$-	$15,244
Shaanxi Steel	Majority shareholder of Long Steel Group	60,674	51,347	64,855	66,869
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	325	747	937
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-	55	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	4	9,508	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	-	-	-	2,441
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	475	476	475
Teamlink Investment Co., Ltd	Owned by CEO through indirect shareholding	-	-	-	2,000
Others	Entities either owned or have significant influence by our affiliates or management	367	401	412	188
Total		$65,250	$54,400	$76,052	$87,679

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$14,436	$14,834	$993
Shaanxi Steel	Majority shareholder of Long Steel Group	69,209	69,028	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirectshareholding	-	4,355	8,095
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirectshareholding	54	58	1,078
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	3,506	2,404	-
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	464	455
Others	Entities either owned or have significant influence by our affiliates or management	543	585	317
Total		$87,748	$91,728	$10,938

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,377	$1,393	$1,373	$1,367
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,254	-	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	12,805	-		-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	9,210	34	34	41,316
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	3,754	3,733
Others	Entities either owned or have significant influence by our affiliates or management	21	964	98	-
Total		$29,667	$2,391	$5,259	$46,416

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$13,757	$2	$-	$1,028
Shaanxi Steel	Majority shareholder of Long Steel Group	5,672	-	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	9,471	-	-	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	46,236	49,043	73,123	15,678
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3724	3728	3,726	3538
Total		$78,860	$52,773	$76,849	$20,244

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$40,116	$-	$-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	36,377	11,335	6,187
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,055	1,643
Others	Entities either owned or have significant influence by our affiliates or management	345	165	-
Total		$79,893	$13,143	$6,187

e.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$60,463	$56,187	$66,042	$58,661
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	100,579	108,045	77,254	91,511
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	-	-	5,652
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	954	63	3	3
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	7,838	5,684	7,223	5,278
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	1	1	13,919
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	722	692	1,011	1,146
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,149	1,080	2,548	875
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	-	52
Others	Entities either owned or have significant influence by our affiliates or management	553	554	410	335
Total		$172,259	$172,306	$154,492	$177,432

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$45,057	$44,328	$37,984	$46,487
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	42,247	43,414	56,582	11,231
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3	3	3	25,511
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,846	17,615	48,920	12,800
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	23,844	8,974	40,115	14,856
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	905	1,010	1,008	1,185
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	584	1,021	93	1,600
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	52	52	5,233	8,034
Others	Entities either owned or have significant influence by our affiliates or management	124	266	125	124
Total		$117,662	$116,683	$190,063	$121,828

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$30,141	$39,744	$25,708
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	23,108	42,893	28,329
Shaanxi Huafu New Energy Co., Ltd	Significant influence by Long Steel Group	4,182	-	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	32,034	23,990	2,764
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	3,912	15,557	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	19,049	845	17,264
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	417	1,031	880
Hancheng Jinma Coking Co., Ltd	Investee of Longmen Joint Venture’s subsidiary(unconsolidated)	-	1,678	1,579
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,200	1,803	1,101
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	1,954
Others	Entities either owned or have significant influence by our affiliates or management	266	257	115
Total		$114,309	$127,798	$79,694

f.	Short-term loans - related parties:

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$-	$24,829	$35,839
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	33,580	42,836	56,977	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	1,547	1,538	15,960	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	10,916	10,849	3,837	19,549
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	23,923	-	21,397
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,395	1,387	1,366	1,359
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,451	1,442	1,421	1,413
Total		$48,889	$81,975	$104,390	$79,557

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$45,505	$15,892	$15,842	$-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	24,828	11,880	39,710	15,710
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	8,972	50,984	24,674	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,355	1,357	1,356	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,409	1,411	1,410	-
Total		$82,069	$81,524	$82,992	$15,710

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$-	$14,548
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	15,650	15,470
Shaanxi Hong Guang Steel Logistic Co., Ltd	Subsidiary of Long Steel Group	-	167	-
Total		$15,650	$15,637	$14,548

See Note 10 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$47,896	$48,014	$59,984	$54,885
Total		$47,896	$48,014	$59,984	$54,885

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related party	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$49,997	$-	$-	$-
Total		$49,997	$-	$-	$-

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$876	$871	$858	$2,770
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	51,919	46,401	61,899	60,180
Shaanxi Steel	Majority shareholder of Long Steel Group	44,173	43,902		-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	911	887	848	836
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	254	216	178	141
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	-	4,788	4,761
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	4,020	5,609	4,554	3,695
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,566	1,014	1,021	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,375	835	7,335	-
Others	Entities either owned or have significant influence by our affiliates or management	1,059	1,532	751	642
Total		$106,153	$101,267	$82,232	$73,025

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$2,176	$1,813	$939	$1,040
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	71,392	86,998	85,052	20,001
Shaanxi Steel	Majority shareholder of Long Steel Group	13,445	-	-	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	361	343	263	241
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	106	71	-	1,398
Tianjin Daqiuzhuang Steel Plates Co., Ltd.	Partially owned by CEO through indirect shareholding	-	744	-	5,771
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	20,565	33,106	-	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,198	2,481	-	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	7,240	7,320	7,320	-
Others	Entities either owned or have significant influence by our affiliates or management	102	72	1,458	422
Total		$118,585	$132,948	$95,032	$28,873

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$7,360	$7,275	$10,168
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	5,299	2,041	-
Long Steel Comprehensive Service Co.,Ltd.	Owned by Long Steel Group	397	7,327	-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,393	1,377	1,350
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	4,547
Wenchun Han	Director of General Steel (China)	-	-	2,124
Others	Entities either owned or have significant influence by our affiliates or management	456	196	25
Total		$14,905	$18,216	$18,214

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

i.	Customer deposits – related parties:

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$1,181	$1,401	$4,869
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	-	1,708	2,163
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	-	-	-	90
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	13,600	5,380	4,406	8,864
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	679	672	4,611	5,615
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	-	-	353
Others	Entities either owned or have significant influence by our affiliates or management	223	565	523	44
Total		$14,512	$7,798	$12,649	$21,998

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$2,845	$3,813	$13,205	$24,256
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	3,462	-	10,738	5,972
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	12,668	-	20,592	1,506
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,157	-	-	9,102
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	10,372	22,516	1,713	4,755
Shaanxi Coal Sourcing Co., Ltd	Shareholder of Longmen Joint Venture	13,663	-	-	-
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	-	-	1,345
Shaanxi Haiyan Trade Co.,Ltd	Significant influence by Long Steel Group	4,576	6,985	5,911	6,822
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	3,283	5,770	2,026	1,540
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	17,844	-	3,169	11,178
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	13,160	-	-	1,750
Others	Entities either owned or have significant influence by our affiliates or management	488	50	49	51
Total		$83,518	$39,134	$57,403	$68,277

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long SteelGroup	$7,965	$5,741	$5,081
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	23,256	31,768	-
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	9,321	89	-
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	6,384	4,902	-
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	23	2,700	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	171	1,149	48,161
Beijing Shenhua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,324	1,299
Shaanxi Steel	Majority shareholder of Long Steel Group	2,377	-	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	2,775	2,748	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	2,113	-	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	15,337	-
Others	Entities either owned or have significant influence by our affiliates or management	-	48	381
Total		$54,385	$65,806	$54,922

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$587	$583	$575	$619
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	635	632	622	619
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	587	583	575	-
Total		$1,809	$1,798	$1,772	$1,238

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Name of related parties	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	$617	$618	$618	$471
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	618	618	618	472
Total		$1,235	$1,236	$1,236	$943

k.	Long-term loans – related party:

Name of related party	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$24,450	$29,160	$33,516	$38,088
Total		$24,450	$29,160	$33,516	$38,088

Name of related party	Relationship	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$42,741	$92,856	$92,797	$92,035
Total		$42,741	$92,856	$92,797	$92,035

Name of related party	Relationship	September 30, 2011	June 30, 2011	December 31, 2010
		(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$107,695	$134,566	$91,020
Total		$107,695	$134,566	$91,020

The Company also provided guarantee on related parties’ bank loans amounting to $139.9 million, $139.9 million, $191.6 million, $118.0 million, $61.8 million, $118.1 million, $159.2 million, $56.6 million, $85.0 million, $139.5 million and $3.0 million as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010, respectively.

l.	Long-term other payable – related party:

Long-term other payable – related party is a nontrade payable arising from a transaction between the Company and its related party, Shaanxi Steel, in which the Company received an advance from Shaanxi Steel to make payment to a third party for a construction project.

Name of related party	Relationship	September 30, 3013	June 30, 2013	March 31, 2013	December 31, 2012
		(in thousands)	(in thousands)	(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$-	$43,252	$43,008
Total		$-	$-	$43,252	$43,008

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

m.	Deferred lease income

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$77,199	$77,199	$77,199	$78,524
Less: Lease income realized	(1,613)	(1,071)	(532)	(2,119)
Exchange rate effect	2,072	1,594	436	794
Ending balance	77,658	77,722	77,103	77,199
Current portion	(2,178)	(2,164)	(2,132)	(2,120)
Noncurrent portion	$75,480	$75,558	$74,971	$75,079

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$78,524	$78,524	$78,524	$57,591
Add: Reimbursement for trial production costs	-	-	-	14,042
Add: Deferred depreciation cost during free use period	-	-	-	6,904
Less: Lease income realized	(1,588)	(1,060)	(530)	(2,008)
Exchange rate effect	597	696	646	1995
Ending balance	77,533	78,160	78,640	78,524
Current portion	(2,115)	(2,117)	(2,116)	(2,099)
Noncurrent portion	$75,418	$76,043	$76,524	$76,425

	September 30, 2011	June 30, 2011	December 31, 2010
	(in thousands)	(in thousands)	(in thousands)
Beginning balance	$57,591	$57,591	$16,487
Add: Reimbursement for dismantled assets	-	-	568
Add: Reimbursement for loss of efficiency	-	-	20,676
Add: Reimbursement for trial production costs	13,988	14,096	13,584
Add: Deferred depreciation cost during free use period	6,878	6,799	6,656
Less: Lease income realized	(1,489)	(964)	(943)
Exchange rate effect	1,481	827	563
Ending balance	78,449	78,349	57,591
Current portion	(2,091)	(2,067)	(1,971)
Noncurrent portion	$76,358	$76,282	$55,620

For the three months ended September 30, 2013, 2012, 2011 and 2010, the Company recognized lease income of $0.5 million, $0.5 million, $0.5 million and $0.3 million, respectively. For the nine months ended September 30, 2013, 2012, 2011 and 2010, the Company recognized $1.6 million, $1.6 million, $1.5 million and $0.6 million, respectively. For the three months ended June 30, 2013, 2012, 2011 and 2010, the Company recognized $0.5 million, $0.5 million, $0.5 million and $0.2 million, respectively. For the six months ended June 30, 2013, 2012, 2011 and 2010, the Company recognized $1.1 million, $1.1 million, $1.0 million and $0.3 million, respectively. For the three months ended March 31, 2013, 2012 and 2011, the Company recognized $0.5 million in each period.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 22 - Equity

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

Note 23 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company was $2.3 million, $1.7 million, $1.5 million and $1.2 million for the three months ended September 30, 2013, 2012, 2011 and 2010, respectively, and for the nine months ended September 30, 2013, 2012, 2011 and 2010 amounted to $6.4 million, $5.5 million, $4.7 million $3.4 million, respectively. Total pension expense incurred by the Company was $1.9 million, $2.0 million, $1.7 million and $1.1 million, for the three months ended June 30, 2013, 2012, 2011 and 2010, respectively, and for the six months ended June 30, 2013, 2012, 2011 and 2010 amounted to $4.1 million, $3.8 million, $3.2 million and $2.2 million, respectively. Total pension expense incurred by the Company was $2.2 million, $1.8 million and $1.5 million for the three months ended March 31, 2013, 2012 and 2011, respectively.

Note 24 – Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the periods ended September 30, 2013, 2012, 2011, and 2010, June 30, 2013, 2012, 2011 and 2010, and March 31, 2013, 2012 and 2011, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the nine months ended September 30, 2013, 2012, 2011 and 2010, the Company made contributions of $0.7 million, $0.9 million, $0.3 million and $0 to these reserves, respectively and used $0.4 million, $0.9 million, $0 and $0 of safety and maintenance expense, respectively. For the six months ended June 30, 2013, 2012, 2011 and 2010, the Company made contributions of $0.5 million, $0.7 million, $0.3 million and $0 to these reserves, respectively and used $0.3 million, $0.3 million, $0 and $0 of safety and maintenance expense, respectively. For the three months ended March 31, 2013, 2012 and 2011, the Company made contributions of $0.2 million, $0.4 million and $0.1 million to these reserves, respectively and used $0.1 million, $0.2 million and $0 of safety and maintenance expense, respectively.

Note 25 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of September 30, 2013 is as follows:

Year ending September 30,	Minimum lease payment
(in thousands)
(Unaudited)
2014	$1,445
2015	680
2016	559
2017	559
2018	559
Years after	20,185
Total minimum payments required	$23,987

Total rental expense was $0.8 million, $0.8 million, $0.3 million and $0.07 million for the three months ended September 30, 2013, 2012, 2011 and 2010, respectively, and $2.4 million, $2.4 million, $0.9 million and $0.2 million for the nine months ended September 30, 2013, 2012, 2011 and 2010, respectively.

Total rental expense was $0.8 million, $0.9 million, $0.3 million and $0.07 million for the three months ended June 30, 2013, 2012, 2011 and 2010, respectively, and $1.6 million, $1.6 million, $0.6 million and $0.1 million, for the six months ended June 30, 2013, 2012, 2011 and 2010, respectively

Total rental expense was $0.8 million, $0.7 million and $0.3 million for the three months ended March 31, 2013, 2012 and 2011, respectively.

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

Note 26 – Segments (Restated)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents results of division operations for three months ended September 30, 2013, 2012, 2011 and 2010:

(In thousands)
Sales:	2013	2012	2011	2010
Longmen Joint Venture	$606,444	$708,974	$986,938	$455,028
Maoming Hengda	252	1,134	3,938	1,960
Baotou Steel Pipe Joint Venture	2,921	1,322	3,436	3,267
General Steel (China) & Tianwu Joint Venture	4,236	129,341	91,727	15,994
Total sales	613,853	840,771	$1,086,039	$476,249
Interdivision revenue	(3,758	(129,346)	(87,878)	(15,972)
Consolidated sales	$610,095	$711,425	$998,161	$460,277

Gross profit	2013	2012	2011	2010
Longmen Joint Venture	$8,122	$(18,417)	$29,400	$14,304
Maoming Hengda	(57)	(761)	31	(828)
Baotou Steel Pipe Joint Venture	160	120	439	78
General Steel (China) & Tianwu Joint Venture	6	5,462	4,163	172
Total profit	8,231	(13,596)	$34,033	$13,726
Interdivision gross profit	-	-	17	(137)
Consolidated profit	$8,231	$(13,596)	$34,050	$13,589

Income (loss) from operations:	2013	2012	2011	2010
Longmen Joint Venture	$30,306	$(42,611)	$1,773	$6,734
Maoming Hengda	(719)	(1,062)	(477)	(1,075)
Baotou Steel Pipe Joint Venture	20	630	200	(188)
General Steel (China) & Tianwu Joint Venture	(695)	2,399	3,766	(72)
Total income (loss) from operations	28,912	(40,644)	$5,262	$5,399
Interdivision income from operations	-	-	17	-
Reconciling item (1)	(1,177)	(1,350)	(945)	(1,370)
Consolidated income (loss) from operations	$27,735	$(41,994)	$4,334	$4,029

Net loss attributable to General Steel Holdings, Inc:	2013	2012	2011	2010
Longmen Joint Venture	$8,284	$(39,494)	$(14,766)	$(1,351)
Maoming Hengda	(694	(1,073)	2,573	(1,076)
Baotou Steel Pipe Joint Venture	16	403	163	(128)
General Steel (China) & Tianwu Joint Venture	(2,689)	(26)	2,437	(424)
Total net loss attributable to General Steel Holdings, Inc.	4,917	(40,190)	$(9,593)	$(2,979)
Interdivision net income	-	-	(3,434)	-
Reconciling item (1)	(1,116)	(1,408)	(803)	(805)
Consolidated net loss attributable to General Steel Holdings, Inc.	$3,801	$(41,598)	$(13,830)	$(3,784)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation and amortization:	2013	2012	2011	2010
Longmen Joint Venture	$21,014	$19,915	$16,979	$10,086
Maoming Hengda	307	451	531	928
Baotou Steel	62	52	60	74
General Steel (China) & Tianwu Joint Venture	505	790	793	753
Consolidated depreciation and amortization	$21,888	$21,208	$18,363	$11,841

Finance/interest expenses:	2013	2012	2011	2010
Longmen Joint Venture	$20,591	$28,378	$25,925	$10,957
Maoming Hengda	1	35	217	85
Baotou Steel	-	127	-	(7)
General Steel (China) & Tianwu Joint Venture	2,249	2,467	3,539	682
Less: interdivision expenses	-	-	(6)	-
Reconciling item (1)	1	(3)	(1)	(1,527)
Consolidated interest expenses	$22,842	$31,004	$29,674	$10,190

Capital expenditures:	2013	2012	2011	2010
Longmen Joint Venture	$16,455	$3,259	$19,889	$19,605
Maoming Hengda	-	23	3,505	8,045
Baotou Steel	-	1	3	12
General Steel (China) & Tianwu Joint Venture	-	15	-	4
Reconciling item (1)	-	-	-	-
Consolidated capital expenditures	$16,455	$3,298	$23,397	$27,666

The following represents results of division operations for nine months ended September 30, 2013, 2012, 2011 and 2010:

(In thousands)
Sales:	2013	2012	2011	2010
Longmen Joint Venture	$1,903,933	$2,126,556	$2,752,918	$1,389,215
Maoming Hengda	3,124	4,003	6,399	7,839
Baotou Steel Pipe Joint Venture	3,902	3,923	6,865	9,587
General Steel (China) & Tianwu Joint Venture	58,416	141,668	189,370	35,048
Total sales	1,969,375	2,276,150	$2,955,552	$1,441,689
Interdivision revenue	(54,338)	(136,001)	(185,196)	(26,710)
Consolidated sales	$1,915,037	$2,140,149	$2,770,356	$1,414,979

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross profit	2013	2012	2011	2010
Longmen Joint Venture	$(23,704)	$12,628	$56,215	$28,450
Maoming Hengda	188	(1,174)	(886)	(2,347)
Baotou Steel Pipe Joint Venture	249	193	491	535
General Steel (China) & Tianwu Joint Venture	29	8,431	4,783	192
Total profit	(23,238)	20,078	$60,603	$26,830
Interdivision gross profit	-	-	1,836	(131)
Consolidated profit	$(23,238)	$20,078	$62,439	$26,699

Income (loss) from operations:	2013	2012	2011	2010
Longmen Joint Venture	$20,558	$(56,932)	$(5,599)	$1,905
Maoming Hengda	(1,741)	(2,498)	(2,537)	(4,947)
Baotou Steel Pipe Joint Venture	(285)	224	(285)	(462)
General Steel (China) & Tianwu Joint Venture	(2,293)	4,878	(1,867)	(546)
Total income (loss) from operations	16,239	(54,328)	$(10,288)	$(4,050)
Interdivision income from operations	-	-	1,836	-
Reconciling item (1)	(3,504)	(4,003)	(3,695)	(4,624)
Consolidated income (loss) from operations	$12,735	$(58,331)	$(12,147)	$(8,674)

Net loss attributable to General Steel Holdings, Inc:	2013	2012	2011	2010
Longmen Joint Venture	$(18,335)	$(92,974)	$(44,654)	$(15,913)
Maoming Hengda	(1,681)	(2,393)	3,770	(4,975)
Baotou Steel Pipe Joint Venture	(227)	(263)	(77)	(304)
General Steel (China) & Tianwu Joint Venture	(9,373)	(3,079)	(5,876)	(1,038)
Total net loss attributable to General Steel Holdings, Inc.	(29,616)	(98,709)	$(46,837)	$(22,230)
Interdivision net income	-	-	(1,461)	-
Reconciling item (1)	(3,298)	(4,050)	2,636	10,830
Consolidated net loss attributable to General Steel Holdings, Inc.	$(32,914)	$(102,759)	$(45,662)	$(11,400)

Depreciation and amortization:	2013	2012	2011	2010
Longmen Joint Venture	$62,295	$58,573	$35,983	$25,937
Maoming Hengda	933	1,447	1,879	2,756
Baotou Steel	185	134	184	220
General Steel (China) & Tianwu Joint Venture	1,542	2,384	2,339	2,262
Consolidated depreciation and amortization	$64,955	$62,538	$40,385	$31,175

Finance/interest expenses:	2013	2012	2011	2010
Longmen Joint Venture	$60,984	$112,822	$58,046	$37,506
Maoming Hengda	1	47	218	109
Baotou Steel	-	381	-	13
General Steel (China) & Tianwu Joint Venture	7,927	8,819	6,016	1,501
Less: interdivision expenses	-	-	(707)	-
Reconciling item (1)	3	(1)	1	(1,512)
Consolidated interest expenses	$68,915	$122,068	$63,574	$37,617

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures:	2013	2012	2011	2010
Longmen Joint Venture	$60,461	$19,604	$50,661	$48,583
Maoming Hengda	2	38	3,790	8,281
Baotou Steel	8	6	32	36
General Steel (China) & Tianwu Joint Venture	3	18	8	6
Reconciling item (1)	-	-	3	-
Consolidated capital expenditures	$60,474	$19,666	$54,494	$56,906

The following represents results of division operations for three months ended June 30, 2013, 2012, 2011 and 2010:

Sales:	2013	2012	2011	2010
Longmen Joint Venture	$650,741	$774,306	$1,056,675	$499,361
Maoming Hengda	1,349	889	1,917	2,006
Baotou Steel Pipe Joint Venture	972	2,424	2,815	5,142
General Steel (China) & Tianwu Joint Venture	5,454	7,135	87,277	5,909
Total sales	658,516	784,754	1,148,684	512,418
Interdivision revenue	(4,865)	(4,071)	(86,953)	(10,739)
Consolidated sales	$653,651	$780,683	$1,061,731	$501,679

Gross profit	2013	2012	2011	2010
Longmen Joint Venture	$(36,193)	$25,770	$22,300	$8,120
Maoming Hengda	473	(330)	(495)	(1,202)
Baotou Steel Pipe Joint Venture	167	54	179	425
General Steel (China) & Tianwu Joint Venture	17	2,550	1,115	15
Total gross profit	(35,536)	28,044	23,099	7,358
Interdivision profit	-	-	241	6
Consolidated gross profit	$(35,536)	$28,044	$23,340	$7,364

Income (loss) from operations:	2013	2012	2011	2010
Longmen Joint Venture	$(44,685)	$2,903	$138	$(1,046)
Maoming Hengda	(225)	(734)	(1,168)	(3,275)
Baotou Steel Pipe Joint Venture	55	(240)	(64)	43
General Steel (China) & Tianwu Joint Venture	(790)	2,480	(4,636)	(236)
Total loss from operations	(45,645)	4,409	(5,730)	(4,514)
Interdivision income from operations	-	-	241	-
Reconciling item (1)	(1,245)	(2,117)	(1,540)	(1,799)
Consolidated loss from operations	$(46,890)	$2,292	$(7,029)	$(6,313)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Net loss attributable to General Steel Holdings, Inc.:	2013	2012	2011	2010
Longmen Joint Venture	$(34,944)	$(23,132)	$(19,707)	$(7,472)
Maoming Hengda	(216)	(784)	2,292	(3,300)
Baotou Steel Pipe Joint Venture	46	(292)	-	25
General Steel (China) & Tianwu Joint Venture	(3,528)	(75)	(6,991)	(333)
Total net loss attributable to General Steel Holdings, Inc.	(38,642)	(24,283)	(24,406)	(11,080)
Interdivision net income	-	-	398	-
Reconciling item (1)	(1,176)	(2,094)	1,093	9,076
Consolidated net loss attributable to General Steel Holdings, Inc.	$(39,818)	$(26,377)	$(22,915)	$(2,004)

Depreciation and amortization:	2013	2012	2011	2010
Longmen Joint Venture	$20,850	$19,412	$11,501	$8,021
Maoming Hengda	315	492	758	899
Baotou Steel	26	71	64	74
General Steel (China) & Tianwu Joint Venture	518	795	777	754
Consolidated depreciation and amortization	$21,709	$20,770	$13,100	$9,748

Finance / interest expenses:	2013	2012	2011	2010
Longmen Joint Venture	$18,243	$44,879	$18,391	$15,932
Maoming Hengda	-	-	1	24
Baotou Steel	-	126	-	20
General Steel (China) & Tianwu Joint Venture	2,972	3,321	2,088	473
Less: interdivision expense	-	-	(701)	-
Reconciling item (1)	1	2	2	15
Consolidated interest expenses	$21,216	$48,328	$19,781	$16,464

Capital expenditures:	2013	2012	2011	2010
Longmen Joint Venture	$27,922	$7,903	$20,110	$22,274
Maoming Hengda	-	15	69	130
Baotou Steel	1	-	6	19
General Steel (China) & Tianwu Joint Venture	2	2	-	-
Reconciling item (1)	-	-	-	-
Consolidated capital expenditures	$27,925	$7,920	$20,185	$22,423

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following represents results of division operations for six months ended June 30, 2013, 2012, 2011 and 2010:

(In thousands)
Sales:	2013	2012	2011	2010
Longmen Joint Venture	$1,297,489	$1,417,582	$1,765,980	$934,187
Maoming Hengda	2,872	2,869	2,461	5,880
Baotou Steel Pipe Joint Venture	981	2,601	3,429	6,320
General Steel (China) & Tianwu Joint Venture	54,180	12,327	97,643	19,054
Total sales	1,355,522	1,435,379	1,869,513	965,441
Interdivision revenue	(50,580)	(6,655)	(97,318)	(10,739)
Consolidated sales	$1,304,942	$1,428,724	$1,772,195	$954,702

Gross profit	2013	2012	2011	2010
Longmen Joint Venture	$(31,826)	$31,045	$26,818	$14,146
Maoming Hengda	245	(413)	(917)	(1,519)
Baotou Steel Pipe Joint Venture	89	73	52	457
General Steel (China) & Tianwu Joint Venture	23	2,969	620	20
Total gross profit	(31,469)	33,674	26,573	13,104
Interdivision profit	-	-	1,816	6
Consolidated gross profit	$(31,469)	$33,674	$28,389	$13,110

Income (loss) from operations:	2013	2012	2011	2010
Longmen Joint Venture	$(9,748)	$(14,321)	$(7,370)	$(4,828)
Maoming Hengda	(1,022)	(1,436)	(2,060)	(3,872)
Baotou Steel Pipe Joint Venture	(305)	(406)	(485)	(274)
General Steel (China) & Tianwu Joint Venture	(1,598)	2,479	(5,633)	(475)
Total loss from operations	(12,673)	(13,684)	(15,548)	$(9,449)
Interdivision income from operations	-	-	1,816	-
Reconciling item (1)	(2,326)	(2,653)	(2,749)	(3,254)
Consolidated loss from operations	$(14,999)	$(16,337)	$(16,481)	$(12,703)

Net loss attributable to General Steel Holdings, Inc.:	2013	2012	2011	2010
Longmen Joint Venture	$(26,619)	$(53,480)	$(29,885)	$(14,562)
Maoming Hengda	(987)	(1,320)	1,197	(3,899)
Baotou Steel Pipe Joint Venture	(243)	(666)	(240)	(176)
General Steel (China) & Tianwu Joint Venture	(6,684)	(3,053)	(8,313)	(614)
Total net loss attributable to General Steel Holdings, Inc.	(34,533)	(58,519)	(37,241)	(19,251)
Interdivision net income	-	-	1,973	-
Reconciling item (1)	(2,182)	(2,642)	3,436	11,635
Consolidated net loss attributable to General Steel Holdings, Inc.	$(36,715)	$(61,161)	$(31,832)	$(7,616)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation and amortization:	2013	2012	2011	2010
Longmen Joint Venture	$41,281	$38,658	$19,004	$15,851
Maoming Hengda	626	996	1,348	1,828
Baotou Steel	123	82	124	146
General Steel (China) & Tianwu Joint Venture	1,037	1,593	1,546	1,509
Consolidated depreciation and amortization	$43,067	$41,329	$22,022	$19,334

Finance / interest expenses:	2013	2012	2011	2010
Longmen Joint Venture	$40,393	$84,444	$32,121	$26,549
Maoming Hengda	-	12	1	24
Baotou Steel	-	254	-	20
General Steel (China) & Tianwu Joint Venture	5,678	6,352	2,477	819
Less: interdivision expense	-	-	(701)	-
Reconciling item (1)	2	2	2	15
Consolidated interest expenses	$46,073	$91,064	$33,900	$27,427

Capital expenditures:	2013	2012	2011	2010
Longmen Joint Venture	$44,006	$16,345	$30,772	$28,979
Maoming Hengda	2	15	285	235
Baotou Steel	8	5	29	24
General Steel (China) & Tianwu Joint Venture	3	3	8	2
Reconciling item (1)	-	-	3	-
Consolidated capital expenditures	$44,019	$16,368	$31,097	$29,240

The following represents results of division operations for three months ended March 31, 2013, 2012 and 2011:

(In thousands)
Sales:	2013	2012	2011
Longmen Joint Venture	$646,748	$643,276	$709,305
Maoming Hengda	1,523	1,980	544
Baotou Steel Pipe Joint Venture	9	177	614
General Steel (China) & Tianwu Joint Venture	48,726	5,192	10,366
Total sales	697,006	650,625	720,829
Interdivision sales	(45,715)	(2,584)	(10,365)
Consolidated sales	$651,291	$648,041	$710,464

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Gross profit:	2013	2012	2011
Longmen Joint Venture	$4,367	$5,275	$4,518
Maoming Hengda	(228)	(83)	(422)
Baotou Steel	(78)	19	(127)
General Steel (China) & Tianwu Joint Venture	6	419	(494)
Total gross profit	4,067	5,630	3,474
Interdivision gross profit	-	-	1,575
Consolidated gross profit	$4,067	$5,630	$5,049

Income (loss) from operations:	2013	2012	2011
Longmen Joint Venture	$34,937	$(17,224)	$(7,508)
Maoming Hengda	(797)	(702)	(892)
Baotou Steel	(361)	(166)	(421)
General Steel (China) & Tianwu Joint Venture	(808)	(1)	(997)
Total loss from operations	32,971	(18,093)	(9,818)
Interdivision income (loss) from operations	-	-	1,575
Reconciling item (1)	(1,080)	(536)	(1,209)
Consolidated income (loss) from operations	$31,891	$(18,629)	$(9,452)

Net income (loss) attributable to General Steel Holdings, Inc.:	2013	2012	2011
Longmen Joint Venture	$8,325	$(30,348)	$(10,178)
Maoming Hengda	(771)	(536)	(1,095)
Baotou Steel	(289)	(374)	(240)
General Steel (China) & Tianwu Joint Venture	(3,156)	(2,978)	(1,322)
Total net loss attributable to General Steel Holdings, Inc.	4,109	(34,236)	(12,835)
Interdivision net income	-	-	1,575
Reconciling item (1)	(1,006)	(548)	2,343
Consolidated net income (loss) attributable to General Steel Holdings, Inc.	$3,103	$(34,784)	$(8,917)

Depreciation, amortization and depletion:	2013	2012	2011
Longmen Joint Venture	$20,431	$19,246	$7,503
Maoming Hengda	311	504	590
Baotou Steel	97	11	60
General Steel (China) & Tianwu Joint Venture	519	798	769
Consolidated depreciation, amortization and depletion	$21,358	$20,559	$8,922

Finance/interest expenses:	2013	2012	2011
Longmen Joint Venture	$22,150	$39,565	$13,730
Maoming Hengda	-	12	-
Baotou Steel	-	128	-
General Steel (China) & Tianwu Joint Venture	2,706	3,031	389
Reconciling item (1)	1	-	-
Consolidated interest expenses	$24,857	$42,736	$14,119

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital expenditures:	2013	2012	2011
Longmen Joint Venture	$16,084	$10,723	$10,662
Maoming Hengda	2	-	216
Baotou Steel	7	5	23
General Steel (China) & Tianwu Joint Venture	1	1	8
Reconciling item (1)	-	-	3
Consolidated capital expenditures	$16,094	$10,729	$10,912

The following represents total assets by division operations for as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010:

Total Assets as of:	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Longmen Joint Venture	$2,537,952	$2,371,719	$2,369,631	$2,513,206
Maoming Hengda	29,340	29,459	29,762	29,687
Baotou Steel Pipe Joint Venture	5,116	4,855	4,318	5,186
General Steel (China) & Tianwu Joint Venture	178,844	88,192	71,308	152,965
Interdivision assets	(84,880)	(46,877)	(43,797)	(57,436)
Reconciling item (2)	5,654	7,266	9,376	7,074
Total Assets	$2,672,026	$2,454,614	$2,440,598	$2,650,682

Total Assets as of:	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Longmen Joint Venture	$2,434,666	$2,625,990	$3,083,013	$2,937,271
Maoming Hengda	46,008	46,373	47,787	48,350
Baotou Steel Pipe Joint Venture	7,658	6,230	8,044	8,093
General Steel (China) & Tianwu Joint Venture	161,640	163,032	197,443	146,150
Interdivision assets	(52,640)	(88,292)	(78,892)	(88,326)
Reconciling item (2)	11,232	7,785	9,430	2,583
Total Assets	$2,608,564	$2,761,118	$3,266,825	$3,054,121

Total Assets as of:	September 30, 2011	June 30, 2011	December 31, 2010
Longmen Joint Venture	$2,724,198	$2,398,501	$1,694,895
Maoming Hengda	51,708	52,055	47,839
Baotou Steel Pipe Joint Venture	9,512	9,190	31,852
General Steel (China) & Tianwu Joint Venture	273,186	217,307	194,966
Less: interdivision assets	(173,330)	(147,058)	(173,076)
Reconciling item (2)	579	1,027	2,904
Consolidated Assets	$2,885,853	$2, 531,022	$1,799,380

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and nine months ended September 30, 2013 and 2012.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and December 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed herewith.

Recent Developments and 2013 Third Quarter Highlights

The third quarter of 2013 was highlighted with the following:

•	Sales in the third quarter of 2013 decreased by 14.2% to $610.1 million, from $711.4 million in the third quarter of 2012, due to a decrease in both the sales volume and the average selling price of our products. For the third quarter of 2013, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.24 million metric tons, a decrease of 8.9%, compared to 1.36 million metric tons in the third quarter of 2012, with an average selling price of $489.6 per ton, as compared to $521.2 per ton in the third quarter of 2012.

•	Gross profit in the third quarter of 2013 was $8.2 million, or 1.3% of total revenue, as compared to a gross loss of $13.6 million, or (1.9)% of total revenue in the third quarter of 2012.

•	Total finance expenses in the third quarter of 2013 were $22.8 million, as compared to $31.0 million for the same period in 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $5.1 million and $5.1 million in the third quarter of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $17.7 million and $25.9 million in the third quarter of 2013 and 2012, respectively.

•	Gain (loss) per share was $0.07 and $(0.76) in the third quarter of 2013 and 2012, respectively. The increase in the income in the third quarter was mainly due to the average cost decreasing more than the average selling price, leading to a gross profit.

Recent Developments and 2013 Second Quarter Highlights

The second quarter of 2013 was highlighted with the following:

•	Sales in the second quarter of 2013 decreased by 16.3% to $653.7 million, from $780.7 million in the second quarter of 2012, due to a decrease in the average selling price of our products despite an increase in sales volume. For the second quarter of 2013, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.35 million metric tons, an increase of 3.8%, compared to 1.30 million metric tons in the second quarter of 2012, with an average selling price of $482.7 per ton, as compared to $596.2 per ton in the second quarter of 2012.

•	Gross loss in the second quarter of 2013 was $35.5 million, or (5.4)% of total revenue, as compared to a gross profit of $28.0 million, or 3.6% of total revenue in the second quarter of 2012.

•	Total finance expenses in the second quarter of 2013 were $21.2 million, as compared to $48.3 million for the same period in 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $5.1 million and $5.1 million in the second quarter of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $16.1 million and $43.2 million in the second quarter of 2013 and 2012, respectively.

•	Loss per share was $0.72 and $0.48 in the second quarter of 2013 and 2012, respectively. The increase in the loss in the second quarter was mainly due to the average selling price decreasing more than the average cost, leading to a gross loss.

Recent Developments and 2013 First Quarter Highlights

The first quarter of 2013 was highlighted with the following:

•	Sales in the first quarter of 2013 increased by 0.5% to $651.3 million, from $648.0 million in the first quarter of 2012, due to increased sales volume despite a decrease in the average selling price of our products. For the first quarter of 2013, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.3 million metric tons, an increase of 14.9%, compared to 1.1 million metric tons in the first quarter of 2012, with an average selling price of $515.3 per ton, as compared to $588.7 per ton in the first quarter of 2012.

•	Gross profit in the first quarter of 2013 was $4.1 million, or 0.6% of total revenue, as compared to a gross profit of $5.6 million, or 0.9% of total revenue in the first quarter of 2012.

•	Total finance expenses in the first quarter of 2013 was $24.9 million, as compared to $42.7 million for the same period in 2012. Finance expenses mainly consisted of interest expense on capital lease, which was $5.1 million and $5.2 million in the first quarter of 2013 and 2012, respectively, and interest expense on bank loans and discounted notes receivable, which was $19.8 million and $37.5 million in the first quarter of 2013 and 2012, respectively.

•	Earnings per share were $0.06 in the first quarter of 2013, compared to a loss of $0.63 per share in the first quarter of 2012. The increase in the earnings in the first quarter was mainly due to the decreased interest expenses on bank loans and discounted notes receivable and the gain in change in fair value of profit sharing liability.

Recent Developments and 2012 Third Quarter Highlights

The third quarter of 2012 was highlighted with the following:

•	Sales in the third quarter of 2012 decreased by 28.7% to $711.4 million, from $998.2 million in the third quarter of 2011, due to decreased sales volume as well as a decrease in the average selling price of our products. For the third quarter of 2012, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.4 million metric tons, a decrease of 15.7%, compared to 1.7 million metric tons in the third quarter of 2011, with an average selling price of $521.2 per ton, compared to $664.8 per ton in the third quarter of 2011.

•	Gross loss in the third quarter of 2012 totaled $13.6 million, or (1.9)% of total revenue, as compared to a gross profit of $34.1 million, or 3.4% of total revenue in the third quarter of 2011.

•	Total finance expenses in the third quarter of 2012 totaled $31.0 million, of which, $5.1 million was the interest expense on capital lease as compared to $5.2 million in the same period of 2011, and $25.9 million was the interest expense on bank borrowings and discounted notes receivable as compared to $24.5 million in the third quarter of 2011.

•	Loss per share was $0.76 in the third quarter of 2012, compared to a loss of $0.25 per share in the third quarter of 2011. The increase in the loss in the third quarter was mainly due to the increased interest expenses on capital lease, bank borrowings and discounted notes receivable.

Recent Developments and 2012 Second Quarter Highlights

The second quarter of 2012 was highlighted with the following:

•	Sales in the second quarter of 2012 decreased by 26.5% to $780.7 million, from $1,061.7 million in second quarter of 2011, due to decreased sales volume as well as a decrease in the average selling price of our products. For the second quarter of 2012, sales volume of rebar in Shaanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”) totaled 1.3 million metric tons, a decrease of 23.2%, compared to 1.7 million metric tons in the second quarter of 2011, with an average selling price of $596.2 per ton, compared to $619.3 per ton in the second quarter of 2011.

•	Gross profit in the second quarter of 2012 totaled $28.0 million, or 3.6% of total revenue, as compared to a gross profit of $23.3 million, or 2.2% of total revenue in the second quarter of 2011.

•	Total finance expenses in the second quarter of 2012 totaled $48.3 million, of which $5.1 million was interest expense on capital lease as compared to $3.4 million in the same period of 2011, and $43.2 million was interest expense on bank borrowings, related parties borrowings and discounted notes receivable as compared to $16.4 million in the second quarter of 2011.

•	Loss per share was $0.48 in the second quarter of 2012, compared to a loss of $0.42 per share in the second quarter of 2011. The increase in the loss in the second quarter was mainly due to the increased interest expenses on capital lease, bank borrowings and discounted notes receivable.

Recent Developments and 2012 First Quarter Highlights

The first quarter of 2012 was highlighted with the following:

•	Sales in the first quarter of 2012 decreased by 8.8% to $648.0 million, from $710.5 million in first quarter of 2011, due to decreased sales volume as well as a decrease in the average selling price of our products. For the first quarter of 2012, sales volume of rebar in Shaanxi Longmen Iron and Steel Co. Ltd. ("Longmen Joint Venture") totaled 1.1 million metric tons, a decrease of 6.6%, compared to 1.2 million metric tons in the first quarter of 2011, with an average selling price of $588.7 per ton, compared to $606.6 per ton in the first quarter of 2011.

•	Gross profit in the first quarter of 2012 totaled $5.6 million, or 0.9% of total revenue, as compared to a gross profit of $5.0 million, or 0.7% of total revenue in the first quarter of 2011. Gross profit in the first quarter of 2012 also had a turnaround as compared to a gross loss of $150.7 million, or (19.0)% of total revenue in the fourth quarter of 2011.

•	Total finance expenses in the first quarter of 2012 totaled $42.7 million, of which, $5.2 million was the interest expense on capital lease as compared to $0 in the same period of 2011, and $37.5 million was the interest expense on bank borrowings, related parties borrowings and discounted notes receivable as compared to $14.1 million in the first quarter of 2011.

•	Loss per share was $0.63 in the first quarter of 2012, compared to a loss of $0.16 per share in the first quarter of 2011. The increase in the loss in the first quarter was mainly due to the increased interest expenses on capital lease, bank borrowings, related parties borrowings and discounted notes receivable expenses.

•	On March 27, 2012, we launched another share repurchase program to repurchase up to an aggregate of 2,000,000 shares of our common stock (the “Share Repurchase Program”). Together with the previous share repurchase program launched in December 2010 and this newly announced Share Repurchase Program, it brought the total authorized shares of our common stock available for purchase to 4,000,000. As of March 31, 2012, we had repurchased 1,090,978 shares of common stock in open market transactions at an average price of $1.70 per share pursuant to the above mentioned expansion of the Share Repurchase Program.

Recent Developments and 2011 Third Quarter Highlights

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

Recent Developments and 2011 Second Quarter Highlights

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

Change in Fair Value of Profit Sharing Liability

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$39,164	$(5,611)	(798.0)%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our third quarter and year to date operating results.   Due to the continued decrease in our rebar selling price, the market slow-down in the third quarter of 2013, and the lack of gross profit recovery as quickly as expected in the third quarter of 2013, we have foreseen a further downward trend in 2014 through 2016 than anticipated in the second quarter of 2013.  As such, the fair value of our profit sharing liability has been reduced compared to our previous estimates and we have recognized a gain of $41.8 million offset by a loss of $2.6 million related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated with a total gain in change in fair value of profit sharing liability of $39.2 million in our income from operations for the three months ended September 30, 2013. Loss from change in fair value of profit sharing liability of $5.6 million for the three months ended September 30, 2012 represent the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated as there were no change in estimates in 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$95,437	$(16,861)	(666.0)%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our third quarter and year to date operating results.   Due to the continued decrease in our rebar selling price, the market slow-down in the third quarter of 2013, and the lack of gross profit recovery as quickly as expected in the nine months ended September 30, 2013, we have foreseen a downward trend in 2014 through 2016 than previously anticipated. As such, the fair value of our profit sharing liability has been reduced compared to our previous estimates and we have recognized a gain of $107.9 million offset by a loss of $12.5 million related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated with a total gain in change in fair value of profit sharing liability of $95.4 million in our income from operations for the nine months ended September 30, 2013.  Loss from change in fair value of profit sharing liability of $16.8 million for the nine months ended September 30, 2012 represent the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated as there were no change in estimates in 2012.

Income (Loss) from Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %
	(Restated)	(Restated)
Income (loss) from operations	$27,734	$(41,994)	(166.0)%

Income from operations for the three months ended September 30, 2013 was $27.7 million as compared to $42.0 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the increase in gross profit and the gain from change in fair value of profit sharing liability.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %
	(Restated)	(Restated)
Income (loss) from operations	$12,735	$(58,331)	(121.8)%

Income from operations for the nine months ended September 30, 2013 was $12.7 million as compared to $58.3 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the gain from change in fair value of profit sharing liability offset by the increase in gross loss.

Other Income (Expense)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

(in thousands)	Three months ended
	September 30,	September 30,
	2013	2012	Change %
	(Restated)	(Restated)
Interest income	$2,835	$4,337	(34.6)%
Finance/interest expense	(17,721)	(25,879)	(31.5)%
Financing cost on capital lease	(5,121)	(5,125)	(0.0)%
Change in fair value of derivative liabilities - warrants	-	(55)	(100.0)%
Gain on disposal of equipment	17	293	(94.2)%
Income from equity investment	47	44	6.8%
Foreign currency transaction gain (loss)	322	(581)	(155.4)%
Lease income	542	528	2.7%
Other non-operating income (expense), net	770	2,314	(66.7)%
Total other expense, net	$(18,309)	$(24,124)	(24.1)%

Total other expense, net, for the three months ended September 30, 2013 was $18.3 million, a 24.1% decrease compared to $24.1 million for the same period in 2012. The decrease was mainly a result of the $8.2 million decrease in finance/interest expenses. The decrease was offset by the $1.5 million decrease in interest income as a result of decrease in loans receivable-related parties. The decrease in finance/interest expenses was mainly a result of the reduction in the amount of bank notes receivable that were redeemed and the amount borrowed from banks and third parties in the third quarter of 2013 as compared to the same period in 2012.   We utilized more vendor financings during the third quarter in 2013. As a result, notes receivable early redemption expenses for the three months ended September 30, 2013 amounted to $9.6 million, a $6.7 million or 41.5% decrease from $16.3 million for the same period in 2012, and interest expense on loan borrowings for the three months ended September 30, 2013 amounted to $8.1 million, a $1.5 million or 15.1% decrease from $9.6 million for the same period in 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

(in thousands)	Nine months ended
	September 30,	September 30,
	2013	2012	Change %
	(Restated)	(Restated)
Interest income	$8,657	$13,039	(33.6)%
Finance/interest expense	(53,577)	(106,566)	(49.7)%
Financing cost on capital lease	(15,338)	(15,502)	(0.0)%
Change in fair value of derivative liabilities - warrants	1	(48)	(102.1)%
Gain on disposal of equipment	113	177	(36.2)%
Income from equity investment	137	80	71.3%
Foreign currency transaction gain (loss)	448	(1,169)	(138.3)%
Lease income	1,613	1,588	1.6%
Other non-operating income (expense), net	1,559	3,316	(53.0)%
Total other expense, net	$(56,387)	$(105,085)	(46.3)%

Total other expense, net, for the nine months ended September 30, 2013 was $56.4 million, a 46.3% decrease compared to $105.1 million for the same period in 2012. The decrease was mainly a result of a decrease of interest income on loan receivables of $1.8 million offset by a $53.0 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of the reduction the amount of bank notes receivable that were redeemed early and the amount borrowed from banks and third parties in the nine months ended September 30, 2013 as compared to the same period in 2012.   We utilized more vendor financings during the third quarter in 2013. As a result, notes receivable early redemption expenses for the nine months ended September 30, 2013 amounted to $26.9 million, a $38.7 million or 59.1% decrease from $65.6 million for the same period in 2012, and interest expense on loan borrowings for the nine months ended September 30, 2013 amounted to $26.7 million, a $14.2 million or 34.7% decrease from $40.9 million for the same period in 2012. The decrease in interest expense on loan borrowings for the nine months ended September 30, 2013 as compared to the same period in 2012 was mainly due to the decrease in interest rates on loans from financing sales.

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

Change in Fair Value of Profit Sharing Liability

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$9,494	$(5,620)	(268.9)%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by the major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our second quarter and year to date operating results. We have foreseen a further downward trend than anticipated in the first quarter of 2013. As such, the fair value of our profit sharing liability has been reduced compared to our previous estimates and we have recognized a gain of $14.2 million offset by a loss of $4.7 million related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated with a total gain from change in fair value of profit sharing liability of $9.5 million in our income from operations for the three months ended June 30, 2013. Loss from change in fair value of profit sharing liability of $5.6 million for the three months ended June 30, 2012 represent the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated as there were no change in estimates in 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$56,273	$(11,250)	(600.2)%

We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by the major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our second quarter and year to date operating results. We have foreseen a downward trend. As such, the fair value of our profit sharing liability has been reduced compared to our previous estimates and we have recognized a gain of $66.1 million offset by a loss of $9.8 million related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated with a total gain from change in fair value of profit sharing liability of $56.3 million in our income from operations for the six months ended June 30, 2013. Loss from change in fair value of profit sharing liability of $11.3 million for the six months ended June 30, 2012 represent the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated as there were no change in estimates in 2012.

Income (Loss) from Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %
	(Restated)	(Restated)
Income (loss) from operations	$(46,890)	$2,292	(2,145.8)%

Loss from operations for the three months ended June 30, 2013 was $46.9 million as compared to $2.3 million income from operations for the same period in 2012. The increase in loss from operations was predominantly due to the increase in gross loss offset by the gain from change in fair value of profit sharing liability.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %
	(Restated)	(Restated)
Loss from operations	$(14,999)	$(16,337)	(8.2)%

Loss from operations for the six months ended June 30, 2013 was $15.0 million as compared to $16.3 million for the same period in 2012. The decrease in loss from operations was predominantly due to the increase in gross loss offset by the gain from change in fair value of profit sharing liability.

Other Income (Expense)

Three months ended June 30, 2013 compared with three months ended June 30, 2012

(in thousands)	Three months ended
	June 30, 2013	June 30, 2012	Change %
	(Restated)	(Restated)
Interest income	$3,383	$3,146	7.5%
Finance/interest expense	(16,094)	(43,160)	(62.7)%
Financing cost on capital lease	(5,122)	(5,168)	(0.0)%
Change in fair value of derivative liabilities - warrants	-	20	(100.0)%
Gain on disposal of equipment	(235)	3	(7,933.3)%
Income from equity investment	132	79	(67.1)%
Foreign currency transaction gain (loss)	98	(973)	(110.1)%
Lease income	539	530	1.7%
Other non-operating income (expense), net	521	1,145	(54.5)%
Total other expense, net	$(16,778)	$(44,378)	(62.2)%

Total other expense, net, for the three months ended June 30, 2013 was $16.8 million, a 62.2% decrease compared to $44.4 million for the same period in 2012. The decrease was mainly a result of a $27.1 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of the reduction in the amount of bank notes receivable redemption and the amount borrowed from banks and third parties in the second quarter of 2013 as compared to the same period in 2012. We utilized more vendor financings during second quarter in 2013. As a result, notes receivable early redemption expenses for the three months ended June 30, 2013 amounted to $6.5 million, a $21.9 million or 77.1% decrease from $28.4 million for the same period in 2012, and interest expense on loan borrowings for the three months ended June 30, 2013 amounted to $9.6 million, a $5.2 million or 35.1% decrease from $14.8 million for the same period in 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change %
	(Restated)	(Restated)
Interest income	$5,822	$8,702	(33.1)%
Finance/interest expense	(35,856)	(80,687)	(55.6)%
Financing cost on capital lease	(10,217)	(10,377)	(1.5)%
Change in fair value of derivative liabilities - warrants	1	7	(85.7)%
Gain on disposal of equipment	96	(116)	(182.8)%
Income from equity investment	90	36	150.0%
Foreign currency transaction gain (loss)	126	(588)	(121.4)%
Lease income	1,071	1,060	1.0%
Other non-operating income (expense), net	789	1,002	(21.3)%
Total other expense, net	$(38,078)	$(80,961)	(53.0)%

Total other expense, net, for the six months ended June 30, 2013 was $38.1 million, a 53.0% decrease compared to $81.0 million for the same period in 2012. The decrease was mainly a result of a decrease of interest income on loan receivables of $2.9 million offset by a $44.8 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of the reduction the amount of bank notes receivable redeemed early and the amount borrowed from banks and third parties in the six months ended June 30, 2013 as compared to the same period in 2012. We utilized more vendor financings during the second quarter in 2013. As a result, notes receivable early redemption expenses for the six months ended June 30, 2013 amounted to $17.3 million, a $32.0 million or 64.9% decrease from $49.3 for the same period in 2012, and interest expense on loan borrowings for the six months ended June 30, 2013 amounted to $18.6 million, a $12.8 million or 41.0% decrease from $31.4 million for the same period in 2012. The decrease in interest expense on loan borrowings for the six months ended June 30, 2013 as compared to the same period in 2012 was mainly due to the decrease in loan borrowings of approximately 22.3%.

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

Net loss attributable to us for the six months ended June 30, 2013 decreased to $36.7 million compared to $61.2 million for the same period in 2012. The decrease in net loss attributable to us for the six months ended June 30, 2013 was mainly a result of a gross loss of $31.5 million offset by a $66.1 million gain from change in fair value of profit sharing liability and a decrease in finance/interest expense of $44.8 million for the six months ended June 30, 2013.

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

Change in Fair Value of Profit Sharing Liability

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$46,779	$(5,630)	(930.9)%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We have considered the recent changes in China’s economic situation, which includes a new estimation and downgrade of 2014 GDP by the major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China and the region, as well as our expected second quarter and year to date operating results, and we have foreseen a downtrend. As such, the fair value of our profit sharing liability has been reduced compared to our previous estimates and we have recognized a gain of $51.9 million offset by a loss of $5.1 million related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated with a total gain from change in fair value of profit sharing liability of $46.8 million in our income from operations. Loss from change in fair value of profit sharing liability of $5.6 million for the three ended March 31, 2012 represent the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated as there were no change in estimates in 2012.

Income (Loss) from Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %
	(Restated)	(Restated)
Income (loss) from operations	$31,891	$(18,629)	(271.2)%

Income from operations for the three months ended March 31, 2013 was $31.9 million as compared to $18.6 million loss from operations for the same period in 2012. The increase in income from operations was predominantly due to the gain from change in fair value of profit sharing liability.

Other Income (Expense)

Three months ended March 31, 2013 compared with three months ended March 31, 2012

(in thousands)	Three months ended
	March 31, 2013	March 31, 2012	Change %
	(Restated)	(Restated)
Interest income	$2,439	$5,556	(56.1)%
Finance/interest expense	(19,762)	(37,527)	(47.3)%
Financing cost on capital lease	(5,095)	(5,209)	(2.2)%
Change in fair value of derivative liabilities - warrants	1	(13)	(107.7)%
Gain on disposal of equipment	331	(119)	(378.2)%
Income from equity investment	(42)	(43)	(2.3)%
Foreign currency transaction gain (loss)	28	385	(92.7)%
Lease income	532	530	0.4%
Other non-operating income (expense), net	268	(143)	(287.4)%
Total other expense, net	$(21,300)	$(36,583)	(41.8)%

Total other expense, net, for the three months ended March 31, 2013 was $21.3 million, a 41.8% decrease compared to $36.6 million for the same period in 2012. The decrease was mainly a result of a decrease of interest income on loan receivables of $3.1 million offset by a $17.8 million decrease in finance/interest expenses. The decrease in finance/interest expenses was mainly a result of positive operating cash flows allowing us to reduce the amount of bank notes receivable redeemed early and the amount borrowed from banks and third parties in the first quarter of 2013 as compared to the same period in 2012. As a result, notes receivable early redemption expenses for the three months ended March 31, 2013 amounted to $10.8 million, a $10.1 million or 48.3% decrease from $20.9 for the same period in 2012, and interest expense on loan borrowings for the three months ended March 31, 2013 amounted to $9.0 million, a $7.6 million or 45.8% decrease from $16.6 million for the same period in 2012.

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

Selling, General and Administrative Expenses (“SG&A”)

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %

Selling, General and Administrative Expenses	$(22,787)	$(24,309)	(6.3)%
SG&A Expenses As a Percentage of Total Revenue	(3.2)%	(2.4)%

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

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %

Selling, General and Administrative Expenses	$(61,548)	$(65,843)	(6.5)%
SG&A Expenses As a Percentage of Total Revenue	(2.9)%	(2.4)%

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

Change in Fair Value of Profit Sharing Liability

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30,	September 30,
	2012	2011	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$(5,611)	$(5,407)	3.8%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. Loss from change in fair value of profit sharing liability of $5.6 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively, represent the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated as there were no changes in estimates in 2012 as compared to 2011.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30,	September 30,
	2012	2011	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$(16,861)	$(8,743)	92.9%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $16.9 million in our loss from operations for the nine months ended September 30, 2012 as compared to $8.7 million in the same period of 2011 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 for a four months periods in 2011 as compared to the full nine months period during the nine months ended September 30, 2012.

Income (Loss) from Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %
	(Restated)	(Restated)
(Loss) Income from Operations	$(41,994)	$4,334	(1,068.9)%

Loss from operations for the three months ended September 30, 2012 was $42.0 million from an income of $4.3 million for the same period in 2011. The increase in loss from operations was predominantly due to the increase in gross loss.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %
	(Restated)	(Restated)
Loss from Operations	$(58,331)	$(12,147)	380.2%

Loss from operations for the nine months ended September 30, 2012 increased to $58.3 million from a loss of $12.1 million for the same period in 2011. The increase in loss from operations was predominantly due to the decrease in gross profit during the nine months ended September 30, 2012, as compared to the same period in 2011.

Other Income (Expense)

Three months ended September 30, 2012 compared with three months ended September 30, 2011

(in thousands)	Three months ended
	September 30, 2012	September 30, 2011	Change %
	(Restated)	(Restated)
Interest income	$4,337	$1,201	261.1%
Finance/interest expense	(25,879)	(24,497)	5.6%
Financing cost on capital lease	(5,125)	(5,177)	1.0%
Change in fair value of derivative liabilities - warrants	(55)	135	(140.7)%
Gain on disposal of equipment	293	689	(57.5)%
Income from equity investment	44	790	(94.4)%
Foreign currency transaction gain (loss)	(581)	1,271	(145.7)%
Lease income	528	525	0.6%
Other non-operating income (expense), net	2,314	(1,047)	(321.0)%
Total other expense, net	$(24,124)	$(26,110)	(7.6)%

Total other expense, net, for the three months ended September 30, 2012 were $24.1 million, a 7.6% decrease compared to $26.1 million for the same period in 2011. The decrease was mainly a result of an increase of interest income on loan receivables of $3.1 million and $3.4 million of non-operating income, offset by financing expenses as well as foreign currency transaction loss. Non-operating income for the three months ended September 30, 2012 mainly attributable by our General Steel (China) facility rental income of $1.4 million.

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

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

(in thousands)	Nine months ended
	September 30, 2012	September 30, 2011	Change %
	(Restated)	(Restated)
Interest income	$13,039	$3,080	323.3%
Finance/interest expense	(106,566)	(55,035)	93.6%
Financing cost on capital lease	(15,502)	(8,539)	81.5%
Change in fair value of derivative liabilities - warrants	(48)	5,526	(100.9)%
Gain from debt extinguishment	-	3,430	(100.0)%
Loss on disposal of equipment	177	679	(73.9)%
Income from equity investment	80	4,301	(98.1)%
Foreign currency transaction gain (loss)	(1,169)	2,920	(140.0)%
Lease income	1,588	1,489	6.6%
Other non-operating income (expense), net	3,316	(1,197)	(377.0)%
Total other expense, net	$(105,085)	$(43,346)	142.4%

Total other expense, net, for the nine months ended September 30, 2012 were $105.1 million, a 142.4% increase compared to $43.3 million for the same period in 2011. The increase was mainly a result of an increase of $58.5 million in financial expense, of which $7.0 million was increased interest expense on capital lease, which we did not start incurring until May 2011, and $51.5 million was interest expense increase, which was primarily due to increased discounted notes receivable during the nine months ended September 30, 2012 as compared to the same period in 2011 which resulted from a higher discount rate as compared to 2011 after the central government tightened its funding policy. The discount notes receivables in nine months ended September 30, 2012 increased as we intended to convert our notes receivables before the maturity date into cash to finance our operations.

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

Selling, General and Administrative Expenses (“SG&A”)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %

Selling, General and Administrative Expenses	$(20,132)	$(27,033)	(25.5)%
SG&A Expenses As a Percentage of Total Revenue	(2.6)%	(2.5)%

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

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30,2012	June 30,2011	Change %

Selling, General and Administrative Expenses	$(38,761)	$(41,534)	(6.7)%
SG&A Expenses As a Percentage of Total Revenue	(2.7)%	(2.3)%

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

Change in Fair Value of Profit Sharing Liability

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30,	June 30,
	2012	2011	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$(5,620)	$(3,336)	68.5%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $5.6 million in our loss from operations for the three months ended June 30, 2012 as compared to $3.3 million in the same period of 2011 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 for a two months periods in 2011 compared to the full three months period during the three months ended June 30, 2012.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30,	June 30,
	2012	2011	Change %
	(Restated)	(Restated)
Change in fair value of profit sharing liability	$(11,250)	$(3,336)	237.2%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $11.3 million in our loss from operations for the six months ended June 30, 2012 compared to $3.3 million in the same period of 2011 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 for a two months periods in 2011 compared to the full six months period during the six months ended June 30, 2012.

Income (Loss) from Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %
	(Restated)	(Restated)
Income (Loss) from Operations	$2,292	$(7,029)	(132.6)%

Income from operations for the three months ended June 30, 2012 increased to income from operations of $2.3 million from a loss of $7.0 million for the same period in 2011. The increase in income from operations was predominantly due to the increase in gross profit, the decrease in SG&A expenses offset by the increase in loss of change in fair value of profit sharing liability during the three months ended June 30, 2012, as compared to the same period in 2011.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30, 2012	June 30, 2011	Change %
	(Restated)	(Restated)
Loss from Operations	$(16,337)	$(16,481)	(1.0)%

Loss from operations for the six months ended June 30, 2012 decreased to $16.3 million from a loss of $16.5 million for the same period in 2011. The decrease in loss from operations was predominantly due to the increase in gross profit and the decrease in SG&A expenses offset by the increase in loss of change in fair value of profit sharing liability during the six months ended June 30, 2012, as compared to the same period in 2011.

Other Income (Expense)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

(in thousands)	Three months ended
	June 30, 2012	June 30, 2011	Change %
	(Restated)	(Restated)
Interest income	$3,146	$816	285.5%
Finance/interest expense	(43,160)	(16,419)	162.9%
Financing cost on capital lease	(5,168)	(3,362)	53.7%
Change in fair value of derivative liabilities - warrants	20	1,839	(98.9)%
Gain from debt extinguishment	-	3,430	(100.0)%
Gain on disposal of equipment	3	387	(99.2)%
Income from equity investment	79	1,856	(95.7)%
Foreign currency transaction gain (loss)	(973)	1,030	(194.5)%
Lease income	530	512	3.5%
Other non-operating income (expense), net	1,145	(455)	(351.6)%
Total other expense, net	$(44,378)	$(10,366)	328.1%

Total other expense, net, for the three months ended June 30, 2012 was $44.3 million, a 328.1% increase compared to $10.4 million for the same period in 2011. The increase was mainly a result of an increase of $28.5 million in financial expense, of which, $1.8 million was increased interest expense on capital lease and $26.7 million of interest expense increase was primarily due to increased discounted notes receivable during the second quarter of 2012 as compared to same period in 2011 with higher discount rate than 2011 after the central government tightening the funding policy. The increased discount notes receivables in the second quarter of 2012 as we intended to cash out the notes receivables early before the maturity date to financing our operations

The change in fair value of derivative liabilities for the three months ended June 30, 2012 was a gain of $0.02 million compared to a gain of $1.8 million for the same period in 2011.

According to U.S. GAAP, our December 2007 notes, December 2007 warrants and the December 2009 warrants are considered derivatives and therefore are carried at their fair market value at each financial reporting date with any changes in the fair value reported as gains or losses in our income statements.  One of the major drivers used to calculate the value of the derivatives is our stock price.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

(in thousands)	Six months ended
	June 30, 2012	June 30, 2011	Change %
	(Restated)	(Restated)
Interest income	$8,702	$1,879	363.1%
Finance/interest expense	(80,687)	(30,538)	164.2%
Financing cost on capital lease	(10,377)	(3,362)	208.7%
Change in fair value of derivative liabilities - warrants	7	5,391	(99.9)%
Gain from debt extinguishment	-	3,430	(100.0)%
Loss on disposal of equipment	(116)	(10)	(1,060.0)%
Income from equity investment	36	3,511	(99.0)%
Foreign currency transaction gain (loss)	(588)	1,649	(135.7)%
Lease income	1,060	964	10.0%
Other non-operating income (expense), net	1,002	(150)	(768.0)%
Total other expense, net	$(80,961)	$(17,236)	369.7%

Total other expense, net, for the six months ended June 30, 2012 were $81.0 million, a 369.7% increase compared to $17.2 million for the same period in 2011. The increase was mainly a result of an increase of $57.2 million in financial expense, of which, $7.0 million was increased interest expense on capital lease, which we did not start incurring the expenses until May 2011, and $50.2 million of interest expense increase was primarily due to increased discounted notes receivable during the first half of 2012 as compared to the same period in 2011 with higher discount rate than 2011 after the central government tightening the funding policy. The increased discount notes receivables in first half of 2012 as we intended to cash out the notes receivables early before the maturity date to finance our operations

The change in fair value of derivative liabilities for the six months ended June 30, 2012 was a gain of $0.01 million compared to a gain of $5.4 million for the same period in 2011.

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

Selling, General and Administrative Expenses (“SG&A”)

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %

Selling, General and Administrative Expenses	$(18,629)	$(14,501)	28.5%
SG&A Expenses As a Percentage of Total Revenue	(2.9)%	(2.0)%

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

Change in Fair Value of Profit Sharing Liability

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31,	March 31,
	2012	2011	Change %
	(Restated)
Change in fair value of profit sharing liability	$(5,630)	$-	-

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $5.6 million in our loss from operations for the three months ended March 31, 2012 compared to $0 in the same period of 2011 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 while we did not have such loss for the three months ended March 31, 2011.

Loss from Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %
	(Restated)
Loss from Operations	$(18,629)	$(9,452)	97.1%

Loss from operations for the three months ended March 31, 2012 increased to $18.6 million from $9.5 million for the same period in 2011. The increase in loss from operations was predominantly due to the increase in SG&A expenses and increase in loss in change in fair value of profit sharing liability offset by the increase in gross profit during the three months ended March 31, 2012, as compared to the same period in 2011.

Other Income (Expense)

Three months ended March 31, 2012 compared with three months ended March 31, 2011

(in thousands)	Three months ended
	March 31, 2012	March 31, 2011	Change %
	(Restated)
Interest income	$5,556	$1,063	422.7%
Finance/interest expense	(37,527)	(14,119)	165.8%
Financing cost on capital lease	(5,209)	-	-
Change in fair value of derivative liabilities - warrants	(13)	3,552	(100.4)%
Gain (loss) on disposal of equipment	(119)	(397)	(70.0)%
Income (loss) from equity investment	(43)	1,655	(102.6)%
Foreign currency transaction gain	385	619	(37.8)%
Lease income	530	452	17.3%
Other non-operating income (expense), net	(143)	305	(146.9)%
Total other expense, net	$(36,583)	$(6,870)	432.5%

Total other expense, net, for the three months ended March 31, 2012 were $36.6 million, a 432.5% increase compared to $6.9 million for the same period in 2011. The increase was mainly a result of an increase of $28.6 million in financial expense, of which, $5.2 million was interest expense on capital lease, which we did not have for the first three months ended March 31, 2011, and $23.4 million of interest expense increase was primarily due to increased discounted notes receivable during the quarter of 2012 as compared to the same period in 2011 with higher discount rate than 2011 after the central government tightened the funding policy. The increased discount notes receivables in the first quarter of 2012 as we intended to cash out the notes receivables early before the maturity date to finance our operations.

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

Our five major customers are all distributors and collectively represented approximately 20.4% of our total sales for the three months ended September 30, 2011 as compared to 29.2 % of our total sales for the three months ended September 30, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintain a good relationship with them to stabilize our sales channel. In addition, we have expanded our sales channel and increased our sales volume in rural area in Xian city, Sichuan province and Gansu province to other region other than the central area of Shaanxi province , the percentage of total sales from our top five major customers has decreased from 29.2% to 20.4% for the three months ended September 30, 2011 as compared to the same period in 2010.

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

Our five major customers are all distributors and collectively represented approximately 30.7% of our total sales for the nine months ended September 30, 2011 in comparison to 28.5 % of our total sales for the nine months ended September, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintained a good relationship with them to stabilize our sales channel.

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

Selling, General and Administrative Expenses (“SG&A”)

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %

Selling, General and Administrative Expenses	$(24,309)	$(9,560)	154.3%
SG&A Expenses As of Percentage of Total Revenue	(2.4)%	(2.1)%

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

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %

Selling, General and Administrative Expenses	$(65,843)	$(35,373)	86.1%
SG&A Expenses As of Percentage of Total Revenue	(2.4)%	(2.5)%

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

Change in Fair Value of Profit Sharing Liability

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30,	September 30,
	2011	2010	Change %
	(Restated)
Change in fair value of profit sharing liability	$(5,407)	$-	-

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $5.4 million in our loss from operations for the three months ended September 30, 2011 compared to $0 in the same period of 2010 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 while we did not have such loss for the three months ended September 30, 2010.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30,	September 30,
	2011	2010	Change %
	(Restated)
Change in fair value of profit sharing liability	$(8,743)	$-	-

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $8.7 million in our loss from operations for the nine months ended September 30, 2011 compared to $0 in the same period of 2010 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 while we did not have such loss for the nine months ended September 30, 2010.

Income (Loss) from Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %
	(Restated)
Income from Operations	$4,334	$4,029	7.6%

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %
	(Restated)
Loss from Operations	$(12,147)	$(8,674)	40.0%

Income from operations for the three months ended September 30, 2011 increased to $4.3 million from $4.0 million for the same period in 2010. The increase in income from operations was predominantly due to the increase in gross profit caused by the expanded capacity from the two new completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Unified Management Agreement and the additional overhead costs incurred in 2010 which was not incurred after April of 2011 offset by the increase in loss in Change in fair value of profit sharing liability.

Loss from operations for the nine months ended September 30, 2011 increased to $12.1 million from a loss of $8.7 million for the same period in 2010. The increase in loss from operations was due to the combined effect of the $5.5 million impairment loss and the increase in loss in change in fair value of profit sharing liability offset by the increase in gross profit caused by the expanded capacity from the two new completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Unified Management Agreement and the additional overhead costs incurred in 2010 which was not incurred after April of 2011.

Other Income (Expense)

Three months ended September 30, 2011 compared with three months ended September 30, 2010

(in thousands)	Three months ended
	September 30, 2011	September 30, 2010	Change %
	(Restated)
Interest income	$1,201	$1,739	(30.9)%
Finance/interest expense	(24,497)	(10,190)	140.4%
Financing cost on capital lease	(5,177)	-	-
Change in fair value of derivative liabilities - warrants	135	(1,089)	(112.4)%
Gain (loss) on disposal of equipment	689	(2,781)	(124.8)%
Government grant	-	1,381	(100.0)%
Income from equity investment	790	838	(5.7)%
Foreign currency transaction gain	1,271	-	-
Lease income	525	277	89.5%
Other non-operating income (expense), net	(1,047)	1,141	(191.8)%
Total other expenses, net	$(26,110)	$(8,684)	200.7%

Total other expenses, net, for the three months ended September 30, 2011 were $26.1 million, a 200.7% increase compared to $8.7 million for the same period in 2010. The increase in total other expenses, net, was mainly a result of an increase of $19.5 million in financial expense, of which, $5.2 million interest expense on capital lease and $14.3 million interest expense increase was primarily due to increased borrowings during the quarter.

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

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

(in thousands)	Nine months ended
	September 30, 2011	September 30, 2010	Change %
	(Restated)
Interest income	$3,080	$3,476	(11.4)%
Finance/Interest expense	(55,035)	(37,617)	46.3%
Financing cost on capital lease	(8,539)	-	-
Change in fair value of derivative liabilities - warrants	5,526	13,579	(59.3)%
Gain on debt settlement	3,430	-	-
Gain (loss) on disposal of equipment	679	(3,124)	(121.7)%
Government grant	-	1,381	(100.0)%
Income from equity investment	4,301	4,067	5.8%
Foreign currency transaction gain	2,920	-	-
Lease income	1,489	598	149.0%
Other non-operating income (expense), net	(1,197)	2,154	(155.6)%
Total other expenses, net	$(43,346)	$(15,486)	179.9%

Total other expenses, net, for the nine months ended September 30, 2011 were $43.3 million, a 179.9% increase compared to $15.5 million for the same period in 2010. The difference between the expenses for the nine months ended September 30, 2011 and the same period in 2010 was mainly caused by a combined effect of an increase of $26.0 million in financial expenses, of which, $8.6 million interest expense on capital lease, and $17.4 million interest expense increase was primarily due to increased borrowings, as well as an $8.1 million reductions in income from the change in fair value of derivative liabilities.

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

The Company’s five major customers are all distributors and collectively represented approximately 36.4% of the Company’s total sales for the six months ended June 30, 2011 as compared to 27.3% of t he Company’s total sales for the six months ended June 30, 2010. These five customers include related parties and major distributors owned by central government. As we are the largest supplier in Shaanxi province, we normally maintained a good relationship with them to stabilize our sales channel.

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

The gross margin was higher in the second quarter of 2011 as compared to the first quarter of 2011 due to the additional overhead costs incurred during the construction period of the new iron and steel making facilities in the first quarter of 2011 that we did not incurred such costs after April 2011.

Selling, General and Administrative (‘SG&A”) Expenses

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Selling, General and Administrative Expenses	$(27,033)	$(13,677)	97.7%
SG&A Expenses as a Percentage of Total Revenue	(2.5)%	(2.7)%

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

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Selling, General and Administrative Expenses	$(41,534)	$(25,813)	60.9%
SG&A Expenses as a Percentage of Total Revenue	(2.3)%	(2.7)%

SG&A expenses, such as impairment of long-lived assets , executive compensation, office expenses, legal and accounting charges, travel charges, transportation fees and various taxes increased 60.9% to $41.5 million for the six months ended June 30, 2011, compared to $25.8 million for the same period in 2010.

The increase was mainly due to the rise of transportation and sales agent charges at Longmen Joint Venture related to the increase in shipment volume and long distance sales deliveries to markets in Henan, Hubei and Chongqing. In addition, we had an impairment charge in the amount of $5.4 million in General Steel (China) in the second quarter of 2011. Refer to “Note 6- plant and equipment, net” in the Notes to Condensed Consolidated Financial Statements for details.

SG&A expenses as a percentage of revenue decreased to 2.3% for the six months ended June 30, 2011 from 2.7% for the same periods in 2010. The decrease in SG&A expenses as a percentage of revenue was due to the increase of sales revenue as a result of expanded production capacity.

Change in Fair Value of Profit Sharing Liability

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30,	June 30,
	2011	2010	Change %
	(Restated)
Change in fair value of profit sharing liability	$(3,336)	$-	-

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $3.3 million in our loss from operations for the three months ended June 30, 2011 compared to $0 in the same period of 2010 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 while we did not have such loss for the three months ended June 30, 2010.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30,	June 30,
	2011	2010	Change %
	(Restated)
Change in fair value of profit sharing liability	$(3,336)	$-	-

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease are a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. We recognized a loss from change in fair value of profit sharing liability of $3.3 million in our loss from operations for the six months ended June 30, 2011 compared to $0 in the same period of 2011 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated, which we started to incur in May 2011 while we did not have such loss for the six months ended June 30, 2010.

Loss from Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %
	(Restated)
Loss from Operations	$(7,029)	$(6,313)	11.3%

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %
	(Restated)
Loss from Operations	$(16,481)	$(12,703)	29.7%

Loss from operations for the three months ended June 30, 2011 increased to $7.0 million from $6.3 million for the same period in 2010. The increase in loss from operations for the three months ended June 30, 2011 was due to the combined effect of the $5.4 million impairment loss, the increase in transportation and sales agent charges expenses and the increase in $3.3 million loss in change in fair value of profit sharing liability offset by the increase in gross profit caused by the higher average selling price of rebar and expanded capacity from two new completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Agreement.

Loss from operations for the six months ended June 30, 2011 increased to $16.5 million from $12.7 million for the same period in 2010. The increase in loss from operations for the six months ended June 30, 2011 was due to the combined effect of the $5.4 million impairment loss, the increase in transportation and sales agent charges expenses and the increase in $3.3 million loss in change in fair value of profit sharing liability offset by the increase in gross profit caused by the higher average selling price of rebar and expanded capacity from two newly completed blast furnaces constructed by Shaanxi Steel at Longmen Joint Venture’s facility under the Agreement

Other Income (Expense)

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %
	(Restated)
Interest income	$816	$617	32.3%
Finance/Interest expense	(16,419)	(16,464)	(0.3)%
Financing cost on capital lease	(3,362)	-	-
Change in fair value of derivative liabilities - warrants	1,839	10,729	(82.9)%
Gain from debt extinguishment	3,430	-	-
Loss on disposal of fixed assets	387	(227)	(270.5)%
Income from equity investments	1,856	3,074	(39.6)%
Foreign currency transaction gain	1,030	-	-
Lease income	512	184	178.3%
Other non-operating income (expense), net	(455)	855	(153.2)%
Total other expenses, net	$(10,366)	$(1,232)	741.4%

Total other expenses, net, for the three months ended June 30, 2011 were $10.4 million, a 741.4 % increase compared to $1.2 million for the same period in 2010. The increase in total other expenses, net, was mainly a result of the combined effect of an increase of $3.4 million in interest expense on the capital lease and a decrease of $8.9 million in the change in fair value of derivative liabilities, a decrease of $1.2 million in income from equity investments, offset by an increase of $3.4 million gain from debt extinguishment.

The foreign currency transaction gain was due to the loans we received in the second quarter of 2011 denominated in US Dollars. Prior to the second quarter of 2011, there were no other transactions denominated in US Dollars and therefore we did not incur any foreign currency gains or losses.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %
	(Restated)
Interest income	$1,879	$1,737	8.2%
Finance/Interest expense	(30,538)	(27,427)	11.3%
Financing cost on capital lease	(3,362)	-	-
Change in fair value of derivative liabilities - warrants	5,391	14,668	(63.2)%
Gain from debt extinguishment	3,430	-	-
Gain on disposal of equipment	(10)	(343)	(97.1)%
Income from equity investments	3,511	3,229	8.7%
Foreign currency transaction gain	1,649	-	-
Lease income	964	320	201.3%
Other non-operating income (expense), net	(150)	1,014	(114.8)%
Total other expenses, net	$(17,236)	$(6,802)	153.4%

Total other expenses, net, for the six months ended June 30, 2011 were $17.2 million, a 153.4% increase compared to $6.8 million for the same period in 2010. The difference between the expenses for the six months ended June 30, 2011 and the same period in 2010 was mainly caused by a combined effect of an increase of $6.5 million in financial expenses consists of $3.1 million interest expense on bank loans and $3.4 million in interest expense on the capital lease and a decrease of $9.3 million in change in fair value of derivative liabilities, offset by an increase of $3.4 million gain from debt extinguishment.

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

For the six months ended June 30, 2011 and 2010, we had a total tax provision of $15.4 million and a tax benefit of $4.7 million, respectively.

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

Net Loss

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(35,593)	(4,742)	650.6%

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(49,164)	(14,765)	233.0%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2011 compared with three months ended June 30, 2010

(in thousands)	Three months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(35,593)	$(4,742)	650.6%
Less : Net Loss Attributable to the Noncontrolling Interest	(12,678)	(2,738)	363.0%
Net Loss Attributable to General Steel Holdings, Inc.	$(22,915)	$(2,004)	1,043.5%

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

Six months ended June 30, 2011 compared with six months ended June 30, 2010

(in thousands)	Six months ended
	June 30, 2011	June 30, 2010	Change %

Net Loss	$(49,164)	$(14,765)	233.0%
Less : Net Loss Attributable to the Noncontrolling Interest	(17,332)	(7,149)	142.4%
Net Loss Attributable to General Steel Holdings, Inc.	$(31,832)	$(7,616)	318.0%

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

For more details about our debt, see Note 10 in our Notes to the unaudited condensed consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 21 in our Notes to the unaudited condensed consolidated financial statements included in this report.

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

Total financing sales for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $166.3 million, $307.1 million, $297.4 million, and $178.3 million respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $1.1 million, $2.1 million, $2.1 million, and $1.5 million, respectively.

Total financing sales for the nine months ended September 30, 2013, 2012, 2011 and 2010 amounted to $519.5 million, $600.8 million, $705.2 million and $576.5 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2013, 2012, 2011 and 2010 amounted to $4.2 million, $6.8 million, $6.1 million and $5.5 million, respectively.

Total financing sales for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $188.1 million, $149.5 million, $248.1 million and $211.1 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2013, 2012, 2011 and 2010 amounted to $1.5 million, $3.5 million, $2.3 million and $2.2 million, respectively.

Total financing sales for the six months ended June 30, 2013, 2012, 2011 and 2010 amounted to $353.3 million, $293.7 million, $407.8 million and $398.2 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2013, 2012, 2011 and 2010, amounted to $3.1 million, $4.7 million, $3.9 million and $4.0 million, respectively.

Total financing sales for the three months ended March 31, 2013, 2012 and 2011 amounted to $165.2 million, $144.2 million and $159.7 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2013, 2012 and 2011 amounted to $1.6 million, $1.2 million and $1.6 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in the PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011 and December 30, 2010 were (6.6), (5.9), (6.7), (7.1), (8.1), (10.1), (13.6), (19.8), 56.1, 33.0 and 13.8, respectively. As of September 30, 2013, our current liabilities exceed current assets (excluding non-cash item) by $1.1 billion.

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

Cash-flow

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2013 was $14.0 million as compared to net cash used in operating activities of $90.1 million in the same period of 2012. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss of $(16.7) million as compared to $97.4 million in the same period in 2012. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities - warrants;
-	(gain) loss on disposal of equipment;
-	provision for doubtful accounts;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	loss from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets;
-	deferred lease income; and
-	change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during the nine months ended September 30, 2013;
-	Accounts receivable – related parties: The decrease of accounts receivable – related parties was mainly due to the decrease in sales to related parties while we sold less rebar to these related parties during the first nine months ended September 30, 2013;
-	Inventory: The decrease in inventories in the nine months of 2013 was mainly due to the continued decrease in the cost of raw materials and increase in the consumption of raw materials to keep up with the increased sales volume and construction projects;

-	Accounts payable: The increase in accounts payable was mainly due to Longmen Joint Venture making more purchases during the nine months ended September 30, 2013 as compared to the same period in 2012. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Other receivables – related parties: The increase was mainly due to an increase in receivables incurred with related parties for equipment we sold to these related parties and for cash flow purpose for doing business on our behalf;
-	Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Other payables, including related parties: The decrease in other payables, including related parties was mainly due to an increase in payables being paid to various third parties and related parties in the nine months ended September 30, 2013 compared to the prior year; and
-	Customer deposits, including related parties: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands of our products from our customers, as such, we received fewer advanced payments made by our customers.

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

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2013 was $61.4 million as compared to $99.6 million in the same period of 2012. This change was mainly due to the combination of the following factors:

·	The impact of some non-cash items included in net loss of $3.8 million as compared to $63.1 million in the same period in 2012. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities - warrants;
-	(gain) loss on disposal of equipment;
-	provision for doubtful accounts;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	loss from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets;
-	deferred lease income; and
-	change in fair value of profit sharing liability.

·	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Accounts receivable – related parties: The decrease of accounts receivable – related parties was mainly due to the decrease in sales to related parties while we have collected more of accounts receivable from these related parties during the six months ended June 30, 2013;
-	Inventory: The decrease in inventories in the six months of 2013 was mainly due to the continued decrease in the cost of raw materials and increase in the consumption of raw materials to keep up with the increased sales volume;
-	Advances on inventory purchases: The decrease was mainly due to Longmen Joint Venture making fewer advance payments to third party suppliers for raw material purchases during the six months ended June 30, 2013; and
-	Accounts payable, including related parties: The increase in accounts payable was mainly due to Longmen Joint Venture making more purchases during the six months ended June 30, 2013 as compared to the same period in 2012. The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paid less to its suppliers during the second quarter of 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period.

·	The primary reasons for material fluctuations in cash outflow were as follows:

-	Notes receivable: The increase in notes receivable in the six months ended June 30, 2013 was mainly due to more customers using notes as a form of payment as compared to the same period in 2012;

-	Accounts receivable: The increase in the first six months of 2013 was mainly due to increase in sales to third parties;
-	Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Other payable – related parties: The decrease in other payable – related parties was mainly due to more payables being paid to related parties in the six months ended June 30, 2013 compared to the prior year; and
-	Customer deposits, including related parties: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands of our products from our customers, as such, we received fewer advanced payments made by our customers.

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

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2013 was $3.9 million as compared to net cash used in operating activities of $167.0 million in the same period of 2012. This change was mainly due to the combination of the following factors:

·	The impact of some non-cash items included in net income (loss) of $20.9 million, compared to $(31.3) million in the same period in 2012. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities - warrants;
-	(Gain) loss on disposal of equipment;
-	provision for doubtful accounts;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	loss from equity investments;

-	foreign currency transaction gain;
-	deferred tax assets;
-	deferred lease income; and
-	change in fair value of profit sharing liability.

·	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to the collection of notes receivable when they became due during the three months ended March 31, 2013;
-	Advances on inventory purchases: The decrease was mainly due to Longmen Joint Venture making fewer advance payments to third party suppliers for raw material purchases during the three months ended March 31, 2013; and
-	Accounts payable, including related parties: The increase in accounts payable was mainly due to Longmen Joint Venture making more purchases during the three months ended March 31, 2013 as compared to the same period in 2012. The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paid less to its suppliers during the first quarter of 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a certain period.

·	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable: The increase in the first three months of 2013 was mainly due to increase in sales to third parties;
-	Inventory: The increase in inventories in the first three months of 2013 was mainly due to the increase in finished goods inventories as compared to the stocking level as of December 31, 2012. The sales volume for the first three months of the year was lower compared to the rest of the year due to Chinese holidays in February 2013. In addition, as the cost of raw materials continues to drop slightly during the first three months of 2013, we continued to stock up our raw materials by keeping them at a minimal level to meet our production needs;
-	Advance on inventory purchases – related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry; and
-	Customer deposits, including related parties: The decrease was mainly due to the China and global steel industry over-capacity which led to lower demands of our products from our customers, as such, we received fewer advanced payments made by our customers.

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

Financing activities

Net cash used in financing activities was $15.7 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $264.2 million for the three months ended March 31, 2012. Compared to the same period in 2012, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Restricted notes receivable: The decrease of restricted notes receivable was mainly due to positive operating cash flows in the first quarter of 2013 allowing us to decrease borrowings on notes payable and bank loans, for which the notes were restricted, as of March 31, 2013; and

•	Short term loans – related parties: We borrowed more from related parties for the three months ended March 31, 2013 as compared to the same period in 2012.

The cash inflow was offset by the following cash outflow:

·	Short term notes payable: We repaid more notes payable to banks for the three months ended March 31, 2013 as they became due compared to the same period in 2012 and borrowed fewer notes payable from the banks during the quarter as we generated positive operating cash flows in the first quarter of 2013 allowing us to decrease borrowings on notes payable; and
·	Short term loans: We repaid more money to banks and other parties for the three months ended March 31, 2013 as they became due compared to the same period in 2012 and borrowed fewer short term loans from the banks and other parties during the quarter as we generated positive operating cash flows in the first quarter of 2013 allowing us to decrease borrowings on short term loans.

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

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2012 was $90.1 million compared to net cash provided by operating activities of $87.2 million in the same period of 2011. This change was mainly due to the combination of the following factors:

·	The impact of some non-cash items included in net income of $97.4 million, compared to $68.7 million in the same period in 2011. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment
-	change in fair value of derivative liabilities - warrants;
-	change in fair value of profit sharing liability;
-	Gain on debt settlement;
-	loss on disposal of equipment;
-	bad debt allowance;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	foreign currency transaction gain (loss);
-	deferred tax assets; and
-	deferred lease income.

·	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Inventories: The decrease of inventories was mainly due to the significant decline in iron ore and coke purchase prices during the third quarter of 2012. As such, we did not stock our raw materials and instead kept them at the minimal level required to meet our production needs to minimize our risk of a further drop in iron ore and coke, which would potentially reduce our manufacturing cost during the fourth quarter of 2012;
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paying less as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment;
-	Other payables and accrued liabilities, including related parties: The increase in other payables and accrued liabilities was mainly due to the increase of payables to our vendors for our equipment maintenance fee incurred during the nine months ended September 30, 2012. The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the nine months ended September 30, 2012. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, they agreed not to demand certain cash payment; and
-	Customer deposits – related parties: The increase in customer deposits – related parties was mainly to our related parties customers making prepayment to us prior to the end of third quarter of 2012. These deposits were immediately recognized as sales after September 30, 2012 in accordance with our sales recognition policy.

·	The primary reasons for material fluctuations in cash outflow were as follows:

-	Notes receivable: In order to increase and promote sales, we encouraged our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable during the first nine months of 2012;
-	Accounts receivable - related parties: The increase in the first nine months of 2012 was mainly due to fewer payments collected from sales made to related parties;
-	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;

-	Accounts payables: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we were holding off our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce some of our accounts payables that we accrued in prior periods in related to our construction project upon completion of the project; and
-	Customer deposits: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands from our customers on our products, as such, we received fewer advanced payments made by our customers.

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

Financing activities

Net cash provided by financing activities was $175.4 million for the nine months ended September 30, 2012 compared to net cash used in financing activities of $17.1 million for the nine months ended September 30, 2011. Compared to the same period in 2011, the increase of cash inflow from financing activities was mainly driven by the following:

•	Notes receivable – restricted: The decrease of notes receivable was mainly due to more notes receivable became due and collected by banks during the nine months ended September 30, 2012.

The cash inflow was offset by the following cash outflow:

·	Short Term Notes Payable: We repaid more notes payable to banks for the nine months ended September 30, 2012 as they became due compared to the same period in 2011 as more of our notes payable were dues.

·	Short Term Loan: We repaid more money to banks and other parties for the nine months ended September 30, 2012 as they became due compared to the same period in 2011.

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

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2012 was $99.6 million compared to net cash used in operating activities of $8.5 million in the same period of 2011. This change was mainly due to the combination of the following factors:

·	The impact of some non-cash items included in net income of $63.1 million, compared to $42.1 million in the same period in 2011. The non-cash items included the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment
-	change in fair value of derivative liabilities;
-	change in fair value of profit sharing liability - warrants;
-	Gain on debt settlement
-	loss on disposal of equipment;
-	bad debt allowance;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	foreign currency transaction gain (loss);
-	deferred tax assets; and
-	deferred lease income.

·	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to the collection of notes receivable that became due during the six months ended June 30, 2012;
-	Other receivables – related party: The decrease in other receivables – related parties was mainly due to the return of funds from our related parties as they were no longer using the money performing business transactions on behalf of us;
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture has tightened their payments to related parties as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment; and
-	Other payables – related parties: The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to its related parties during the six months ended June 30, 2012. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, they agreed not to demand certain cash payment.

·	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable, including related parties: The increase in the first six months of 2012 was mainly due to fewer payments collected from sales made to third parties and related parties;
-	Inventories: The increase of inventories in the first six months of 2012 was mainly due to the increase of finished goods inventories as compared to the stocking level as of December 31, 2011 because the sales volume for the six months ended June 30, 2012 decreased. In addition, as the cost of raw materials continued to drop slightly during the first six months of 2012, we continued to stock up our raw materials by keeping them at a minimal level to meet our production needs;
-	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Accounts payables: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we were holding off our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce reversed some of our accounts payable we accrued in prior periods which related to our construction project upon completion of the project; and
-	Customer deposits, including related parties: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands from our customers on our products, as such, we received fewer advanced payments made by our customers.

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

Financing activities

Net cash provided by financing activities was $134.2 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $33.0 million for the six months ended June 30, 2011. Compared to the same period in 2011, the increase of cash inflow from financing activities was mainly driven by the following:

·	Notes receivable - restricted: The decrease of notes receivable was mainly due to more notes receivable became due and collected by banks during the six months ended June 30, 2012.

The cash inflow was offset by the following cash outflow:

·	Short Term Notes Payable: We repaid more notes payable to banks for the six months ended June 30, 2012 as they became due compared to the same period in 2011 as more of our notes payable were dues.
·	Short Term Loan: We repaid more money to banks and other parties for the six months ended June 30, 2012 as they became due compared to the same period in 2011.

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

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2012 was $167.0 million compared to net cash provided by operating activities of $54.1 million in the same period of 2011. This change was mainly due to the combination of the following factors:

·	The impact of some non-cash items included in net income of $31.3 million, compared to $7.6 million in the same period in 2011. The non-cash items included the following:

-	Depreciation, amortization and depletion;
-	change in fair value of derivative liabilities - warrants;
-	change in fair value of profit sharing liability;
-	loss on disposal of equipment;
-	bad debt allowance;
-	reservation of mine maintenance fee;
-	stock issued for service and compensation;
-	amortization of deferred financing cost on capital lease;
-	income (loss) from equity investments;
-	foreign currency transaction gain;
-	deferred tax assets; and
-	deferred lease income.

·	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to the collection of notes receivable when they became due during the three months ended March 31, 2012;
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paying less to our related parties as compared to the same period in 2011. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment; and
-	Other payables – related party: The increase in other payables – related parties was mainly due to Longmen Joint Venture paying less to our related parties as compared to the same period in 2011. Pursuant to the related party financing agreements signed between Longmen Joint Venture and those related parties, they agreed not to demand certain cash payment.

·	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable, including related parties: The increase in the first three months of 2012 was mainly due to fewer payments collected from sales made to third parties and related parties;
-	Other receivables, related parties: The increase in the first three months of 2012 was mainly due to the increase of interest receivable from our related parties and funding to one of our related parties and the balance was repaid during the second quarter of 2012;
-	Inventories: The increase in inventories in the first three months of 2012 was mainly due to the increase in finished goods inventories as compared to the stocking level as of December 31, 2011 because the sales volume for the three months ended March 31, 2012 decreased. In addition, as the cost of raw materials continues to drop slightly during the first three months of 2012, we continued to stock up our raw materials by keeping them at a minimal level to meet our production needs;
-	Advances on inventory purchases, including related parties: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Accounts payables: The decrease was mainly due to the payments that we made to our vendors when the credit terms were due while we were holding off our payments to our related parties vendors as discussed in the operating cash inflow section. In addition, we made an adjustment to reduce our accounts payable we accrued in prior periods which related to our construction project upon completion of the project; and
-	Customer deposits, including related parties: The decrease was mainly due to the Chinese and global steel industry over-capacity which led to lower demands from our customers on our products, and as such, we received fewer advanced payments made by our customers.

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

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2011 was an inflow of $87.2 million compared to an outflow of $103.1 million in the same period of 2010. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income of $68.7 million, compared to $18.0 million in the same period in 2010. The non-cash items include the following:

-	depreciation and amortization;
-	impairment of plant and equipment;
-	bad debt allowance;
-	stock issued for service and compensation;
-	make whole share interest expenses on notes conversion;
-	change in fair value of derivative liabilities - warrants;
-	change in fair value of profit sharing liability;
-	gain on stock issued as loan repayment;
-	gain/loss on disposal of equipment;
-	amortization of deferred note issuance cost and discount on convertible notes;
-	amortization of deferred financing cost on capital lease;
-	income from equity investments;
-	deferred tax assets;
-	deferred lease income; and
-	foreign currency transaction gain.

•	The primary reasons for the material fluctuations in cash inflow are as follows:

-	Inventories: The decrease of inventories in the first nine months of 2011 is mainly due to the de-stocking of raw material inventories as the raw material inventory reached its peak on December 31, 2010 because we were stocking for expanded capacity from our new blast furnaces while we are no longer stocking raw materials as of September 30, 2011, despite the increase in finished goods as a result of the increased daily production volume after the two new furnaces were put to use in May 2011. In addition, as the cost of raw materials continues to rise during the first nine months of 2011, we did not intend to stock up our raw materials by keeping them at a minimal level to meet our production needs.
-	Account payable: The increase in accounts payable is mainly due to the increased raw material purchase as a result of the launch of full-scale production at Longmen Joint Venture in May 2011.
-	Customer deposits: The increase is mainly due to increased sales during the nine months ended September 30, 2011 and we received more advanced payments made by our customers.

•	The primary reasons for material fluctuations in cash outflow are as follows:

-	Accounts receivable, including related parties: The increased in the first nine months of 2011 is mainly due to sales increases during the same period.
-	Other receivables, including related parties: The increase of other receivable is due to the payment made to the Bureau of Land and Resource in Zhashui County for the land use rights deposit made on behalf of another party. The increase of other receivable – related parties in the first nine months of 2011 is mainly due to the increase of reimbursement for the costs and economic losses incurred during the construction of the new iron and steel making facilities to be reimbursed by Shaanxi Steel.
-	Advances on inventory purchases, including related parties: The increase is mainly due to the fact that more advance payments were made to the suppliers for raw material purchases to meet the higher production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.

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

Financing activities

Net cash used in financing activities was $17.1 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $118.1 million for the nine months ended September 30, 2010. Compared to the same period in 2010, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Notes Receivable-Restricted: In the first nine months of 2011, we collected more note receivables as a result from our sales transaction and more of our notes receivable were pledged when settling with our supplies with notes payable, which resulted in the increase in our total restricted notes receivable in the first nine months of 2011.

•	Short Term Loan: We borrowed more money from banks for the nine months ended September 30, 2011 compared to the same period in last year.

·	Deposits due to sales representative: The decrease in deposits collected from sales representatives is a result of changing our deposit policy. Longmen Joint Venture entered into agreements with various entities to act as our exclusive sales agents in specified geographic areas. These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with our Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order . In order to reduce such interest expenses, we changed the deposit policy at the beginning of 2011 by reducing the deposit amount from $9-12 million to $2 million for four to five large strategic distributors, which resulted in a decrease in the deposits due to sales representative. After the change in the deposit policy, our sales representative is no longer charging us interest on their deposits.

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

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2011 was a net outflow of $8.5 million compared to a net outflow of $45.4 million in the same period of 2010. This change was mainly due to the combination of the following factors:

•	The impact of non-cash items included in net income (loss) of $42.1 million compared to ($0.4) million in the same period in 2010. The non-cash items include the following:

-	depreciation and amortization;
-	impairment of long-lived assets;
-	stock issued for service and compensation;
-	change in fair value of derivative liabilities - warrants;
-	change in fair value of profit sharing liability;
-	loss on disposal of equipment;
-	gain on stock issued as loan repayment;
-	finance expense on capital lease, income from equity investments;
-	deferred tax assets;
-	deferred lease income; and
-	foreign currency transaction gain.

•	The primary reasons for the material fluctuations in cash inflow are as follows:
-	Account payable: The increase in accounts payable is mainly due to increased raw material purchases as a result of the launch of full-scale production at Longmen Joint Venture in May 2011.
-	Customer deposits: The increase is mainly due to increased sales during the six months ended June 30, 2011 and we received more advances payments made by our customers.
-	Tax payable: the increase is mainly due to the decrease in pre-paid value-added tax as a result of the accelerated verification process by the local tax bureau in 2011.

•	The primary reasons for material fluctuations in cash outflow are as follows:
-	Notes receivable: In order to increase and promote sales, we encourage our customers to settle their payments by notes receivable, which resulted in an increase in notes receivable in the first six months of 2011, compared to the same period in 2010.
-	Account receivable – related parties: Increased in the first six months of 2011 is due to the sales transactions occurred right before the balance sheet date of this report. The receivable balances were subsequently collected in July 2011.
-	Inventories: The increase of inventories in the first six months of 2011 is less than the increase of inventories in the same period last year because we were in the process of building more raw material inventories at June 30, 2010 through the end of 2010, which exceeded the effect of greater finished goods as at June 30, 2011 as a result of the increased daily production volume after the two new furnaces were put to use in May 2011.
-	Advances on inventory purchases: The increase is mainly due to the fact that more advance payments were made to suppliers for raw material purchases to secure our raw materials needs to meet the higher production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry.

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

Financing activities

Net cash provided by financing activities was $33.0 million for the six months ended June 30, 2011 compared to net cash provided by financing activities of $131.8 million for the six months ended June 30, 2010. Compared to the same period in 2010, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Notes Receivable-Restricted: Instead of pledging our notes receivable to the banks, we increased the notes receivable endorsement when settling with our suppliers, thus reducing the total restricted notes receivable in the first six months of 2011. However in 2010, more of our notes receivable were pledged than our notes payable, which resulted in the decrease in our total restricted notes receivable in the first six months of 2011.

•	Short Term Loans: We borrowed more money from banks to meet our working capital needs due to the increased capacity for the six months ended June 30, 2011 compared to the same period in last year.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our unaudited condensed consolidated financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 3 to our unaudited Condensed Consolidated Financial Statements “Summary of Significant Accounting Policies”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair value measurements (restated)

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

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 7.3%.

The fair value of the profit sharing liability will change each period as a result of (a) any changes in our estimate of Longmen Joint Venture’s projected profits/losses over the remaining term of the agreement, (b) any change in the discount rate used, based on changes in our current or expected borrowing rate, (c) change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows is estimated and (d) any difference between the previously estimated operating results for the current period and actual results.

Each period, we consider whether the discount rate based on our average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, we have not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability

•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate

•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods

•	the People’s Bank of China has not recently adjusted any borrowing rate

•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies

•	the bank interest rates are assessed by each individual bank and governed by the Chinese banking regulatory bodies. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture are based upon, but not limited to, the following assumptions:

•	projected selling units and growth in the steel market
•	projected unit selling price in the steel market
•	projected unit purchase cost in the coal and iron ore markets
•	selling and general and administrative expenses to be in line with the growth in the steel market
•	projected bank borrowings
•	interest rate index
•	gross national product index
•	industry index
•	government policy

Income Taxes

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the period from June 30, 2011 to September 30, 2013. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Capital lease obligations

On April 29, 2011, we, along with Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million) based on Shaanxi Steel’s cost to construct the new iron and steel making facilities to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the minimum lease payment for purposes of determining the value of the leased asset and obligation at the inception of the lease, however, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 17 – “Profit sharing liability” in the Notes to Condensed Consolidated Financial Statements.

Profit sharing liability (restated)

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (See Note 16 - “Capital lease obligation” in the Notes to Condensed Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 3(h) - “Financial instruments” in the Notes to Condensed Consolidated Financial Statements for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment has been made since inception.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013, June 30, 2013, March 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011. Our Company’s disclosure controls and procedures are designed (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition, as a result of comments received from the Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff of the Commission and us, we concluded that the classification, display and disclosure of our profit sharing liability (which is accounted for at fair value as a derivative instrument liability) had been incomplete and inconsistent. As a result, we have restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended December 31, 2013. The restatements are set out in this Amendment No. 1. Although the restatements did not result in any restatement of the reported balance sheets nor adjustment of reported net income for any period presented, because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in our disclosure controls and procedures.

As a result of such material weakness, we have re-evaluated our disclosure controls and procedures, and on July 25, 2014 concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2013, June 30, 2013, March 31, 2013, September 30, 2012, June 30, 2012, March 31, 2012, September 30, 2011 and June 30, 2011.

Despite the existence of the material weakness in our controls and procedures, we believe that the condensed consolidated financial statements included in this Amendment No. 1 present, in all material aspects, our financial position, results of operations and comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

PART VI – OTHER INFORMATION - QUARTERLY

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed herein relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

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

*Filed herewith

