Form 10-Q/A
period 2014-03-31
GENERAL STEEL HOLDINGS INC
filed 2014-08-19
CIK 1239188

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”), to amend and restate our Quarterly Report on Form 10-Q for the interim period ended March 31, 2014 (the “Original 10-Q”), which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2014.

This Amendment No. 1 restates the following items:

•	Part I, Item 1 – Unaudited Financial Statements - Notes 2 and 3 (h)
•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part I, Item 4 – Controls and Procedures.

Except for the Items noted above, no other information included in the Original 10-Q is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-Q and, except as expressly contained herein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our periodic reports filed with the Commission subsequent to the filing of the Original 10-Q, including any amendment to those filings.

This Amendment No. 1 contains restatements related to the display and disclosure of our profit sharing liability (which, since its inception during the interim period ended June 30, 2011, has been accounted for at fair value as a derivative instrument liability), which we concluded to be incomplete and inconsistent after communications with the Staff of the Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff and us. We are amending the previously filed quarterly report as discussed above that was materially affected by these incomplete and inconsistent disclosures, although the restatements do not impact our previously reported consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), or our consolidated statements of cash flows for any period presented.

A summary of the effects of this restatement on our financial statements included in this Amendment No. 1 is presented under Part I, Item 1 – Unaudited Financial Statements at Note 2, “Restatement”.

This Amendment No. 1 includes new officer certifications, which are filed as exhibits to this Amendment No. 1.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$36,378	$31,967
Restricted cash	428,615	399,333
Notes receivable	81,998	60,054
Restricted notes receivable	261,220	395,589
Loans receivable - related parties	4,540	4,540
Accounts receivable, net	4,388	4,078
Accounts receivable - related parties	4,474	2,942
Other receivables, net	54,078	54,716
Other receivables - related parties	57,854	54,106
Inventories	210,761	212,921
Advances on inventory purchase	44,338	44,897
Advances on inventory purchase - related parties	120,426	83,003
Prepaid expense and other	1,890	1,388
Prepaid taxes	23,238	28,407
Short-term investment	2,597	2,783
TOTAL CURRENT ASSETS	1,336,795	1,380,724

PLANT AND EQUIPMENT, net	1,269,199	1,271,907

OTHER ASSETS:
Advances on equipment purchase	54,690	6,409
Investment in unconsolidated entities	16,635	16,943
Long-term deferred expense	606	668
Intangible assets, net of accumulated amortization	23,587	23,707
TOTAL OTHER ASSETS	95,518	47,727

TOTAL ASSETS	$2,701,512	$2,700,358

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$963,357	$1,017,830
Accounts payable	513,397	434,979
Accounts payable - related parties	282,540	235,692
Short term loans - bank	230,118	301,917
Short term loans - others	48,695	62,067
Short term loans - related parties	105,080	126,693
Current maturities of long-term loans - related party	57,428	53,013
Other payables and accrued liabilities	60,795	45,653
Other payable - related parties	80,694	94,079
Customer deposits	107,002	87,860
Customer deposits - related parties	145,366	64,881
Deposit due to sales representatives	23,713	24,343
Deposit due to sales representatives - related parties	1,980	1,997
Taxes payable	7,276	4,628
Deferred lease income, current	2,168	2,187
Capital lease obligations, current	4,774	4,321
TOTAL CURRENT LIABILITIES	2,634,383	2,562,140

NON-CURRENT LIABILITIES:
Long-term loans - related party	14,607	19,644
Deferred lease income, noncurrent	74,072	75,257
Capital lease obligations, noncurrent	376,025	375,019
Profit sharing liability at fair value	160,956	162,295
TOTAL NON-CURRENT LIABILITIES	625,660	632,215

TOTAL LIABILITIES	3,260,043	3,194,355

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2014 and December 31, 2013	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,314,688 and 58,234,688 shares issued, 55,842,382 and 55,762,382 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	58	58
Treasury stock, at cost, 2,472,306 shares as of March 31, 2014 and December 31, 2013	(4,199)	(4,199)
Paid-in-capital	107,028	106,878
Statutory reserves	6,387	6,243
Accumulated deficits	(458,362)	(414,798)
Accumulated other comprehensive income	3,593	729
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(345,492)	(305,086)

NONCONTROLLING INTERESTS	(213,039)	(188,911)

TOTAL DEFICIENCY	(558,531)	(493,997)

TOTAL LIABILITIES AND DEFICIENCY	$2,701,512	$2,700,358

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(UNAUDITED)

(In thousands)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(69,596)	$10,520
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	24,346	21,358
Change in fair value of derivative liabilities – warrants	-	(1)
Gain on disposal of equipment and intangible assets	(46)	(331)
Provision for doubtful accounts	(251)	(42)
Reservation of mine maintenance fee	242	45
Stock issued for services and compensation	150	245
Amortization of deferred financing cost on capital lease	5,086	5,095
(Income) loss from equity investments	(13)	42
Foreign currency transaction (gain) loss	854	(28)
Deferred lease income	(546)	(532)
Change in fair value of profit sharing liability	49	(46,779)
Changes in operating assets and liabilities
Notes receivable	(70,354)	27,752
Accounts receivable	(102)	(9,426)
Accounts receivable - related parties	(1,569)	6,808
Other receivables	355	(2,826)
Other receivables - related parties	(4,219)	(20,212)
Inventories	(730)	(37,526)
Advances on inventory purchases	176	22,786
Advances on inventory purchases - related parties	(38,419)	(46,883)
Prepaid expense and other	(516)	(1,039)
Long-term deferred expense	56	260
Prepaid taxes	4,963	1,049
Accounts payable	59,351	57,648
Accounts payable - related parties	16,986	39,661
Other payables and accrued liabilities	15,300	1,887
Other payables - related parties	(12,676)	8,789
Customer deposits	20,043	(21,956)
Customer deposits - related parties	113,895	(9,457)
Taxes payable	2,708	(4,427)
Other noncurrent liabilities	-	1,370
Net cash provided by operating activities	65,523	3,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(32,943)	54,991
Cash proceeds from short term investment	164	-
Cash proceeds from sales of equipments and intangible assets	24	4
Equipment purchase and intangible assets	(56,861)	(24,093)
Net cash (used in) provided by investing activities	(89,616)	30,902

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	131,971	99,224
Borrowings on short term notes payable	439,342	289,548
Payments on short term notes payable	(485,455)	(493,064)
Borrowings on short term loans - bank	95,120	32,563
Payments on short term loans - bank	(165,711)	(63,315)
Borrowings on short term loan - others	9,853	21,296
Payments on short term loans - others	(14,426)	(21,432)
Borrowings on short term loan - related parties	24,528	142,999
Payments on short term loans - related parties	(5,849)	(30,430)
Deposits due to sales representatives	(425)	6,411
Deposit due to sales representatives - related parties	-	526
Net cash provided by (used in) financing activities	28,948	(15,674)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(444)	254

INCREASE IN CASH	4,411	19,332

CASH, beginning of period	31,967	46,467

CASH, end of period	$36,378	$65,799

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of newly constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400 m 2 sintering machine, two 1,280 m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities.

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

Note 2 – Restatement

These condensed financial statements contain restatements related to the display and disclosure of the Company’s profit sharing liability (which is accounted for at fair value as a derivative instrument liability), which the Company concluded to be incomplete and inconsistent after communications with the Staff of the United States Securities and Exchange Commission following the Staff’s review of certain of the Company’s prior quarterly and annual reports and based on subsequent communications between the Staff and the Company. The restatements do not impact the Company’s previously reported condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss) or the Company’s condensed consolidated statements of cash flows for the periods presented.  The Company has revised and enhanced the disclosure in Note 3(h) – Financial instruments to provide a more complete display and disclosure of the profit sharing liability, which is accounted for at fair value as a derivative instrument liability.

Note 3 – Summary of significant accounting policies (restated – sections 3(h) only)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to give a fair statement have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2013 annual report filed on Form 10-K/A filed on August 19, 2014.

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
·	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company analyzes all financial instruments with features of both liabilities and equity, pursuant to which warrants previously issued by the Company were required to be recorded as a liability at fair value and marked to market each reporting period. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs.

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

The estimated fair value of the profit sharing liability at March 31, 2014 is $161.0 million. Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowings rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of March 31, 2014 would have been $184.2 million and we would increase the loss from the change in the fair value of the profit sharing liability by $23.2 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of March 31, 2014 would have been $158.4 million and we would reduce the loss from the change in the fair value of the profit sharing liability by $2.6 million.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$162,295	$328,828
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	-	(174,821)
Change in discount rate	-	-
Change in the number of future periods over which the present value of future cash flows is estimated	2,810	16,872
Difference between the previously estimated operating results for the current period and actual results	(2,761)	(16,620)
Change in derivative liabilities - warrants	-	1
Exchange rate effect	(1,388)	8,035
Ending balance	$160,956	$162,295

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

The table below summarizes General Steel (China)’s investment holding (see Note 3(a) - Basis of presentation) as of March 31, 2014 and December 31, 2013.

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

Note 6 – Inventories

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

Note 13 – Warrants

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

Note 16 - Capital lease obligations

Iron and steel production facilities

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the financing for the capital leased assets which is related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a derivative liability, which is carried at fair value. See Note 17 – “Profit sharing liability”.

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

Note 17 – Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 16 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 3(h) – “Financial instruments”(restated) for details.

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

Note 20 – Income (loss) per share

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

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $33.3 million for the three months ended March 31, 2014. See Note 3(m) Revenue Recognition for details.

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

See Note 4 – loans receivable – related parties for loan details.

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

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$702	$406
Shaanxi Steel	Majority shareholder of Long Steel Group	47,238	46,439
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,237	1,247
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	484	491
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,859	4,901
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	2,531	-
Others	Entities either owned or have significant influence by our affiliates or management	803	622
Total		$57,854	$54,106

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$9,123
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	25,607
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	26,049	10,343
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	60,849	16,158
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	30,018	555
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	21,197
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	3,490	-
Others	Entities either owned or have significant influence by our affiliates or management	20	20
Total		$120 ,426	$83,003

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$71,047	$58,163
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	176,347	134,758
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	21,814	29,990
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	7,528	958
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,429	8,714
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	641	716
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	36	1,004
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	759
Others	Entities either owned or have significant influence by our affiliates or management	696	630
Total		$282,540	$235,692

f.	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$73,035	$49,110
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	22,169	28,216
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,183
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	8,431	8,178
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	6,548
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,445	1,458
Total		$105,080	$126,693

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

Note 22 – Equity

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC on August 19, 2014.

Recent Developments and First Quarter Highlights

The first quarter of 2014 was highlighted with the following:

·	Sales in the first quarter of 2014 decreased by 8.8% to $594.2 million, from $651.3 million in the first quarter of 2013, due to the decrease in the average selling price despite an increase in the sales volume of our products. For the first quarter of 2014, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.32 million metric tons, an increase of 1.1%, compared to 1.26 million metric tons in the first quarter of 2013, with an average selling price of $450.9 per ton, as compared to $515.3 per ton in the first quarter of 2013.

·	Gross loss in the first quarter of 2014 was $(22.6) million, or (3.8)% of total revenue, as compared to a gross profit of $4.1 million, or 0.6% of total revenue in the first quarter of 2013.

·	Total finance expense in the first quarter of 2014 was $28.7 million, as compared to 24.9 million for the same period in 2013. Finance expenses mainly consisted of interest expense on capital lease, which was $5.1 million and $5.1 million in the first quarter of 2014 and 2013, respectively, and interest expense on bank borrowings and discounted notes receivable, which was $23.6 million and $18.8 million in the first quarter of 2014 and 2013, respectively.

·	Income (loss) per share were $(0.78) and $0.06 in the first quarter of 2014 and 2013, respectively. The increase in the loss in the first quarter was mainly due to the decrease in the average selling price of rebar decreasing more than the average cost, leading to a gross loss.

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

Steel-Related Subsidiaries and Raw Material Trading Company

We presently have controlling interests in four steel-related subsidiaries:

·	General Steel (China) Co., Ltd. (“General Steel (China)”);

·	Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”);

·	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);

·	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”); and

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

The Unified Management Agreement constitutes an arrangement that involves a lease which met certain of the criteria of a capital lease and a derivative liability and therefore, is accounted for as such by Longmen Joint Venture. See Note 3 - “Summary of significant accounting policies”, Note 16 - “Capital lease obligations” and Note 17 - “Profit sharing liability” of the Notes to Condensed Consolidated Financial Statements included herein.

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

We have considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. As a result, we have re-evaluated our projected operating profit (loss) taking into consideration the macroeconomic events in China, as well as our most recent operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the first quarter of 2013, and the lack of gross profit recovery as quickly as expected in 2012, we foresaw a greater downward trend in 2014 through 2016 than previously anticipated in 2012. As our projected profit (loss) decreased in 2013, the fair value of our profit sharing liability was reduced as compared to our previous estimates in 2012 and we recognized a gain of $46.8 million in our income (loss) from operations for the three months ended March 31, 2013. We recognized a loss on change in fair value of profit sharing liability of $0.05 million in our income (loss) from operations for the three months ended March 31, 2014 primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated. The fair value of the profit sharing liability at March 31, 2014 was not materially different from the previous reporting period.

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

Liquidity and capital resources

As of March 31, 2014, our current liabilities exceeded the current assets by approximately $1,297.6 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantee from related parties; and

·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

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

For more details and terms about our financial supports, see Note 3(d) in our Notes to the condensed consolidated financial statements.

With the financial support from the banks and the companies discussed in Note 3(d) in our Notes to the condensed consolidated financial statements, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of March 31, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

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

Financing activities

Net cash provided by financing activities was $28.9 million for the three months ended March 31, 2014 compared to net cash used in financing activities of $15.7 million for the three months ended March 31, 2013. Compared to the same period in 2013, the increase of cash inflow from financing activities was mainly driven by the following:

•	Restricted notes receivable: The decrease of restricted notes receivable was mainly due to the use of more restricted cash instead of restricted notes receivable for borrowings on notes payable and bank loans as of March 31, 2014;
•	Short term notes payable: We borrowed more notes payables to banks to pay suppliers for the three months ended March 31, 2014 compared to the same period in 2013 and repaid less notes payable from the banks during the quarter;
•	Short term loans – bank: We borrowed more from banks for the three months ended March 31, 2014 compared to the same period in 2013; and
•	Short term loans – related parties: We repaid fewer loans from related parties for the three months ended March 31, 2014 as compared to the same period in 2013.

The cash inflow was offset by the following cash outflow:

·	Short term loans: We repaid more money to banks for the three months ended March 31, 2014 as they became due compared to the same period in 2013 and borrowed less short term loans from the other parties and related parties during the quarter as we generated positive operating cash flows in the first quarter of 2014 allowing us to decrease borrowings on short term loans; and
·	Deposits due to sales representatives: We received fewer deposits from sales representatives for the three months ended March 31, 2014 compared to the same period in 2013.

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

Each period, we consider whether the discount rate based on our average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, we have not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability
•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate
•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods
•	the People’s Bank of China has not recently adjusted any borrowing rate
•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies
•	the bank interest rates are assessed by each individual bank and governed by the Chinese Bank Regulatory Commission. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture are based upon, but not limited to, the following assumptions:

•	projected selling units and growth in the steel market;
•	projected unit selling price in the steel market;
•	projected unit purchase cost in the coal and iron ore markets;
•	selling and general and administrative expenses to be in line with the growth in the steel market;
•	projected bank borrowing;
•	interest rate index;
•	gross national product index;
•	industry index; and
•	government policy.

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

Capital lease obligations

Iron and steel production facilities

On April 29, 2011, we, along with Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses the new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the new iron and steel making facilities, to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and is therefore considered part of the minimum lease payment for purposes of determining the value of the leased asset and obligation at the inception of the lease, however, the lease liability is then reduced by the value of the profit sharing component, which is recognized as a separate financial liability carried at fair value. See Note 17 – “Profit sharing liability” in the Notes to Condensed Consolidated Financial Statements.

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

Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 16 - “Capital lease obligation” in the Notes to Condensed Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 3(h) (restated) – “Financial instruments” in the Notes to Condensed Consolidated Financial Statements for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made since inception.

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

As a result of comments received from the Staff of the Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff of the Commission and us, we concluded that the classification, display and disclosure of our profit sharing liability (which is accounted for at fair value as a derivative instrument liability) had been incomplete and inconsistent. As a result, we have restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended March 31, 2014. The restatements are set out in our Form 10-K/A for the year ended December 31, 2013 and in this Amendment No. 1 to our Form 10-Q for the quarter ended March 31 2014. Although the restatements did not result in any restatement of the reported balance sheets nor adjustment of reported net income for any period presented, because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in our disclosure controls and procedures.

As a result of such material weakness, our Chief Executive Officer and Chief Financial Officer have re-evaluated our disclosure controls and procedures, and on July 25, 2014 concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2014.

Despite the existence of the material weakness in our disclosure controls and procedures, we believe that the condensed consolidated financial statements included in this Amendment No. 1 present, in all material respects, our financial position, results of operations and comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation

Our management has dedicated significant resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting in the area of financial statement disclosures.

We have taken a number of remediation actions that we believe we will improve the effectiveness of our internal control over financial reporting including the following:

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which was filed with the SEC on August 19, 2014.

ITEM 2.0 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

General Steel Holdings, Inc.

Date: August 19, 2014	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: August 19, 2014	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

