Form 10-Q
period 2014-06-30
GENERAL STEEL HOLDINGS INC
filed 2014-08-19
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$44,749	$31,967
Restricted cash	448,106	399,333
Notes receivable	36,948	60,054
Restricted notes receivable	106,873	395,589
Loans receivable - related parties	4,540	4,540
Accounts receivable, net	5,277	4,078
Accounts receivable - related parties	5,788	2,942
Other receivables, net	54,804	54,716
Other receivables - related parties	57,983	54,106
Inventories	208,971	212,921
Advances on inventory purchase	58,503	44,897
Advances on inventory purchase - related parties	119,279	83,003
Prepaid expense and other	3,322	1,388
Prepaid taxes	12,489	28,407
Short-term investment	2,763	2,783
TOTAL CURRENT ASSETS	1,170,395	1,380,724

PLANT AND EQUIPMENT, net	1,253,351	1,271,907

OTHER ASSETS:
Advances on equipment purchase	92,133	6,409
Investment in unconsolidated entities	16,710	16,943
Long-term deferred expense	552	668
Intangible assets, net of accumulated amortization	23,333	23,707
TOTAL OTHER ASSETS	132,728	47,727

TOTAL ASSETS	$2,556,474	$2,700,358

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$875,479	$1,017,830
Accounts payable	418,468	434,979
Accounts payable - related parties	262,103	235,692
Short term loans - bank	201,673	301,917
Short term loans - others	64,395	62,067
Short term loans - related parties	153,996	126,693
Current maturities of long-term loans - related party	62,374	53,013
Other payables and accrued liabilities	48,343	45,653
Other payable - related parties	98,209	94,079
Customer deposits	136,288	87,860
Customer deposits - related parties	142,888	64,881
Deposit due to sales representatives	21,435	24,343
Deposit due to sales representatives - related parties	1,658	1,997
Taxes payable	4,181	4,628
Deferred lease income, current	2,171	2,187
Capital lease obligations, current	6,443	4,321
TOTAL CURRENT LIABILITIES	2,500,104	2,562,140

NON-CURRENT LIABILITIES:
Long-term loans - related party	9,750	19,644
Deferred lease income, noncurrent	73,620	75,257
Capital lease obligations, noncurrent	384,830	375,019
Profit sharing liability at fair value	164,067	162,295
TOTAL NON-CURRENT LIABILITIES	632,267	632,215

TOTAL LIABILITIES	3,132,371	3,194,355

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2014 and December 31, 2013	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,314,688 and 58,234,688 shares issued, 55,842,382 and 55,762,382 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	58	58
Treasury stock, at cost, 2,472,306 shares as of June 30, 2014 and December 31, 2013	(4,199)	(4,199)
Paid-in-capital	107,097	106,878
Statutory reserves	6,408	6,243
Accumulated deficits	(469,381)	(414,798)
Accumulated other comprehensive income	3,016	729
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(356,998)	(305,086)

NONCONTROLLING INTERESTS	(218,899)	(188,911)

TOTAL DEFICIENCY	(575,897)	(493,997)

TOTAL LIABILITIES AND DEFICIENCY	$2,556,474	$2,700,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

SALES	$508,637	$517,350	$1,020,642	$1,019,781

SALES - RELATED PARTIES	79,376	136,301	161,582	285,161
TOTAL SALES	588,013	653,651	1,182,224	1,304,942

COST OF GOODS SOLD	482,011	540,271	1,012,755	1,038,897

COST OF GOODS SOLD - RELATED PARTIES	77,908	148,916	163,936	297,514
TOTAL COST OF GOODS SOLD	559,919	689,187	1,176,691	1,336,411

GROSS PROFIT (LOSS)	28,094	(35,536)	5,533	(31,469)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(18,849)	(20,848)	(39,902)	(39,803)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	(2,920)	9,494	(2,969)	56,273

INCOME (LOSS) FROM OPERATIONS	6,325	(46,890)	(37,338)	(14,999)

OTHER INCOME (EXPENSE)
Interest income	4,066	3,383	7,258	5,822
Finance/interest expense	(26,619)	(21,216)	(55,314)	(46,073)
Gain (loss) on disposal of equipment and intangible assets	(142)	(235)	(96)	96
Income from equity investments	54	132	67	90
Foreign currency transaction gain	(963)	98	(1,817)	126
Lease income	542	539	1,088	1,071
Other non-operating (expense) income, net	302	521	126	790
Other expense, net	(22,760)	(16,778)	(48,688)	(38,078)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(16,435)	(63,668)	(86,026)	(53,077)

PROVISION FOR INCOME TAXES
Current	107	105	112	176
Deferred	-	-	-	-
Provision for income taxes	107	105	112	176

NET LOSS	(16,542)	(63,773)	(86,138)	(53,253)

Less: Net loss attributable to noncontrolling interest	(5,523)	(23,955)	(31,555)	(16,538)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(11,019)	$(39,818)	$(54,583)	$(36,715)

NET LOSS	$(16,542)	$(63,773)	$(86,138)	$(53,253)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(929)	(7,210)	3,741	(9,736)

COMPREHENSIVE LOSS	(17,471)	(70,983)	(82,397)	(62,989)

Less: Comprehensive loss attributable to noncontrolling interest	(5,875)	(26,745)	(30,101)	(20,290)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(11,596)	$(44,238)	$(52,296)	$(42,699)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,842	54,980	55,828	54,893

LOSS PER SHARE
Basic and Diluted	$(0.20)	$(0.72)	$(0.98)	$(0.67)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(UNAUDITED)

(In thousands)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,138)	$(53,253)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	47,788	43,067
Change in fair value of derivative liabilities - warrants	-	(1)
Change in fair value of profit sharing liability	2,969	(56,273)
(Gain) loss on disposal of equipment and intangible assets	96	(96)
Provision for doubtful accounts	(250)	(169)
Reservation of mine maintenance fee	278	215
Stock issued for services and compensation	219	480
Amortization of deferred financing cost on capital lease	9,253	10,217
Income from equity investments	(67)	(90)
Foreign currency transaction (gain) loss	1,817	(126)
Deferred lease income	(1,088)	(1,071)
Changes in operating assets and liabilities
Notes receivable	45,931	(64,424)
Accounts receivable	(1,008)	(33,951)
Accounts receivable - related parties	(2,875)	8,969
Other receivables	(307)	(857)
Other receivables - related parties	(4,275)	10,275
Inventories	1,286	38,014
Advances on inventory purchases	(13,968)	23,215
Advances on inventory purchases - related parties	(36,971)	(48,019)
Prepaid expense and other	(1,947)	(1,115)
Long-term deferred expense	111	317
Prepaid taxes	15,747	2,742
Accounts payable	(18,050)	43,122
Accounts payable - related parties	28,204	55,227
Other payables and accrued liabilities	2,637	5,002
Other payables - related parties	4,824	(16,987)
Customer deposits	49,187	(6,103)
Customer deposits - related parties	78,667	(14,502)
Taxes payable	(413)	(6,639)
Other noncurrent liabilities	-	1,378
Net cash provided by (used in) operating activities	121,657	(61,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(51,820)	(49,988)
Cash proceeds from short term investment	-	80
Cash proceeds from sales of equipments and intangible assets	24	16
Equipment purchase and intangible assets	(112,713)	(52,350)
Net cash used in investing activities	(164,509)	(102,242)

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	286,485	244,940
Borrowings on short term notes payable	900,202	812,577
Payments on short term notes payable	(1,035,408)	(1,001,301)
Borrowings on short term loans - bank	185,023	141,484
Payments on short term loans - bank	(285,100)	(83,433)
Borrowings on short term loan - others	19,949	47,903
Payments on short term loans - others	(25,417)	(47,055)
Borrowings on short term loan - related parties	32,576	213,576
Payments on short term loans - related parties	(19,233)	(124,059)
Deposits due to sales representatives	(2,736)	(3,734)
Deposit due to sales representatives - related parties	(326)	529
Payments on long-term loans - related party	-	(17,544)
Net cash provided by financing activities	56,015	183,883

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(381)	1,199

INCREASE IN CASH	12,782	21,404

CASH, beginning of period	31,967	46,467

CASH, end of period	$44,749	$67,871

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

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of the constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400 m2 sintering machine, two 1,280 m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities. The Agreement leverages each of the parties’ operating strengths, allowing Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, the facilities contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit or loss generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture increased by three million tons, or 75%. The Agreement improved Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception to the present time nor intention to make future adjustment by the Company and Shaanxi Steel.

The parties to the Agreement established the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are operated and managed according to the stipulations set forth in the Agreement. The Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote and remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 2(c) “Consolidation of VIE.”

The Agreement constitutes an arrangement that involves a lease which meets certain of the criteria of a capital lease and therefore the assets constructed by Shaanxi Steel are accounted for by Longmen Joint Venture as a capital lease. The profit sharing liability portion of the lease obligation, representing 40% of the pre-tax profit generated by the Asset Pool, is accounted for by Longmen Joint Venture as a derivative financial instrument at fair value. See Notes 2 “Summary of significant accounting policies”, 15 “Capital lease obligations” and 16 “Profit sharing liability”.

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2013 annual report on Form 10-K/A filed on August 19, 2014.

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

Tianwu

Prior to November 19, 2013, the Company held a 60.0% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”). 32% interest was held by General Steel (China) and 28% interest was held by Yangpu Shengtong. On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at the disposal date and recognized a gain of $1.0 million in the fourth quarter of 2013 in accordance with ASC 810-10-40-5. At the same time, General Steel (China)’s remaining 32% interest is accounted for as an investment in unconsolidated subsidiaries using the equity method. See Note 2(t) - Investments in unconsolidated entities for details.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board of Directors with respect to Longmen Joint Venture , the powers (rights and roles) of both bodies were considered to determine which party has the power to direct the activities of Longmen Joint Venture, and by extension, whether the Company continues to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner. The Supervisory Committee, in which the Company holds 2 out of 4 seats, requires a ¾ majority vote, while the Board of Directors, on which the Company holds 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails, the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controls 60% of the voting rights of the Board of Directors, has control over the operations of Longmen Joint Venture and as such, has the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

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

The Company believes that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. However, PRC law and/or uncertainties in the PRC legal system could limit the Company’s ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment and the potential for a different conclusion. If the Unified Management Agreement cannot be enforced, the Company would not consolidate Longmen Joint Venture as a VIE. However, the current PRC legal system has not limited the Company’s ability to enforce the Unified Management Agreement nor does the Company believe it is likely to do so in the future. The Company makes an ongoing assessment to determine whether Longmen Joint Venture is a VIE.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current assets	$990,397	$1,282,054
Plant and equipment, net	1,245,144	1,262,144
Other noncurrent assets	114,372	29,014
Total assets	2,349,913	2,573,212
Total liabilities	(2,891,359)	(3,040,879)
Net liabilities	$(541,446)	$(467,667)

VIE and its subsidiaries’ liabilities consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$864,104	$988,364
Accounts payable	409,550	393,816
Accounts payable - related parties	261,437	235,116
Short term loans - bank	149,348	267,688
Short term loans - others	58,218	55,844
Short term loans - related parties	152,550	125,236
Current maturities of long-term loans – related party	62,374	56,614
Other payables and accrued liabilities	39,685	37, 028
Other payables - related parties	93,742	88,914
Customer deposits	66,595	87,661
Customer deposits - related parties	45,589	18,359
Deposit due to sales representatives	21,435	24,343
Deposit due to sales representatives – related parties	1,658	1,997
Taxes payable	2,930	3,357
Deferred lease income	2,171	2,187
Capital lease obligations, current	6,443	4,321
Intercompany payable to be eliminated	21,263	21,420
Total current liabilities	2,259,092	2,412,265
Non-current liabilities:
Long term loans - related parties	9,750	16,043
Deferred lease income - noncurrent	73,620	75,257
Capital lease obligations, noncurrent	384,830	375,019
Profit sharing liability at fair value	164,067	162,295
Total non-current liabilities	632,267	628,614
Total liabilities of consolidated VIE	$2,891,359	$3,040,879

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended June 30, 2014	Three months ended June 30, 2013
	(in thousands)	(in thousands)
Sales	$587,314	$650,741
Gross profit (loss)	$28,229	$(36,193)
Income (loss) from operations	$8,128	$(44,684)
Net loss attributable to controlling interest	$(8,077)	$(34,944)

	Six months ended June 30, 2014	Six months ended June 30, 2013
	(in thousands)	(in thousands)
Sales	$1,181,328	$1,297,489
Gross profit (loss)	$6,010	$(31,826)
Loss from operations	$(31,166)	$(9,747)
Net loss attributable to controlling interest	$(46,111)	$(26,619)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Longmen Joint Venture also has two consolidated subsidiaries, Hualong and Huatianyulong, in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently invested in by Longmen Joint Venture in June 2007 and July 2008, respectively. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as of June 30, 2014 and December 31, 2013, respectively, and for the three and six months ended June 30, 2014 and 2013, respectively.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as of June 30, 2014 and December 31, 2013, respectively, and for the three and six months ended June 30, 2014 and 2013, respectively.

The Company has determined that it is appropriate for Longmen Joint Venture to consolidate Hualong and Huatianyulong with appropriate recognition in the Company’s financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d)	Liquidity

The Company’s accounts have been prepared under the going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon aligning its sources of funding options (debt and equity) with the expenditure requirements of the Company and repayment of the short-term debt facilities as and when they fall due.

The steel business is capital intensive and as a normal industry practice in the PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of June 30, 2014 and December 31, 2013 were (5.4) and (6.5), respectively. As of June 30, 2014, the Company’s current liabilities exceed current assets by $1.3 billion.

Longmen Joint Venture, as the most important entity of the Company, accounted for a majority of the total sales of the Company. As such, the majority of the Company’s working capital needs come from Longmen Joint Venture. The Company’s ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations, as well as its ability to obtain external financial supports, including but not limited to lines of credit from banks and vendor financing. If Longmen Joint Venture does not maintain a sufficient level of financial support by renewing its financing terms with existing financing sources or obtaining new sources of financial support, there may be an immediate negative impact on the Company’s operations and its ability to continue as a going concern. Longmen Joint Venture has obtained different types of financial support, which are listed below by category:

Lines of credit

The Company has lines of credit from the listed major banks totaling $147.9 million with expiration dates ranging from June 16, 2015 to November 28, 2015.

Banks	Amount of Line of Credit (in millions)	Repayment Date
China Minsheng Bank	97.5	November 28, 2015
China CITIC Bank	32.5	June 16, 2015
Bank of Communication	17.9	July 17, 2015
Total	$147.9

Management expects the above lines of credit will be extended after the repayment dates.

As of the date of this report, the Company utilized $50.4 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $811.5 million with the following companies:

Company	Financing Period	Financing Amount (in millions)

Company A – related party	July 30, 2014 – July 30, 2019	$243.8
Company B – third party	January 22, 2014 – January 22, 2017	162.5
Company C – third party	October 1, 2013 – March 31, 2016	487.5
Total		$893.8

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for many years. On July 30, 2014, Company A signed a five-year agreement with Longmen Joint Venture to finance its coke purchases up to $243.8 million. Company B signed a three-year agreement with Longmen Joint Venture on January 22, 2014 to finance its coke purchases up to $162.5 million. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, our payables to Company A and Company B were approximately $68.2 million and $65.4 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $487.5 million to commence on October 1, 2013 and end on March 31, 2015. On August 1, 2014, Company C signed an extension agreement with the Company and extended the financing terms to March 31, 2016. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, our payable to Company C is approximately $1.9 million.

Other financing

On February 20, 2014, March 5, 2014, April 22, 2014 and April 23, 2014 Longmen Joint Venture signed payment extension agreements with each company listed below. In total, Longmen Joint Venture can obtain $362.0 million in financial support from two-year and three-year balancing payment extensions granted by the following five companies:

Company	Financing Period	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$81.3
Company E – related party	April 23, 2014 – April 23, 2017	86.0
Company F – related party	April 22, 2014 – April 22, 2017	81.3
Company G – related party	March 5, 2014 – March 5, 2016	56.9
Company H – related party	March 5, 2014 – March 5, 2016	56.9
Total		$362.4

As of the date of this report, our payables to Company D, Company E, Company F, Company G and Company H are approximately $16.3 million, $21.5 million, $19.0 million, $9.9 million and $1.0 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of June 30, 2014, Longmen Joint Venture has collected a total amount of $23.1 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from June 30, 2014 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of June 30, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flows are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ending June 30, 2015
Current liabilities over current assets (excluding deferred lease income) as of June 30, 2014 (unaudited)	$(1,327.5)
Projected cash financing and outflows:
Cash provided by lines of credit from banks	147.9
Cash provided by vendor financing	893.8
Cash provided by other financing	362.4
Cash provided by sales representatives	23.1
Cash projected to be used in operations in the twelve months ending June 30, 2015	(28.8)
Cash projected to be used for financing costs in the twelve months ending June 30, 2015	(63.7)
Net projected change in cash for the twelve months ending June 30, 2015	$7.2

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result, the consolidated financial statements as of June 30, 2014 have been prepared on a going concern basis.

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the fair value of the profit sharing liability, the useful lives of and impairment of property, plant and equipment, potential losses on uncollectible receivables, the allowance for inventory valuation, the interest rate used in the financing sales, the fair value of the assets recorded under capital leases and the present value of the net minimum lease payments of the capital leases. Actual results could differ from these estimates.

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. The Company does not utilize any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2014 and December 31, 2013 amounted to $ 492.9 million and $ 431.3 million, including $ 0.6 million and $ 2.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of June 30, 2014, $ 0.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in its bank accounts and deposits its cash in a number of different banks to minimize its exposure to credit risk.

The Company’s five major customers are all distributors and collectively represented 31.8% and 24.4% of the Company’s total sales for the three and six months ended June 30, 2014, respectively. None of the five major customers individually accounted for more than 10% of the total sales for the three months or the six months ended June 30, 2014. The Company’s five major customers represented 27.8% and 23.3% of the Company’s total sales for the three months and six months ended June 30, 2013, respectively. None of the five major customers individually accounted for more than 10% of the total sales for the three months or the six months ended June 30, 2013. None of the five major customers has accounts receivable, including related parties, with the Company as of June 30, 2014 and December 31, 2013, respectively.

For the three and six months ended June 30, 2014, the Company purchased 47.4% and 43.8% of its raw materials from five major suppliers, respectively. None of the five major suppliers individually accounted for more than 10% of the total purchases for the three months ended June 30, 2014 and one of the five major suppliers individually accounted for 12.7% of the total purchases for the six months ended June 30, 2014. The purchases from the five major suppliers represented 45.0% and 38.4% of the Company’s total purchases for the three months and six months ended June 30, 2013, respectively. Two of the five major suppliers individually accounted for 15.6% and 10.7% of the total purchases for the three months ended June 30, 2013, respectively, and one of the five major suppliers individually accounted for 11.6% of the total purchases for the six months ended June 30, 2013. These five vendors accounted for 38.3% and 29.1% of total accounts payable, including related parties, as of June 30, 2014 and December 31, 2013, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as June 30, 2014 and and December 31, 2013.

(g)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries and VIE in China use the local currency, Renminbi (“RMB”), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statements of operations are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Translation adjustments included in accumulated other comprehensive income amounted to $3.0 million and $0.7 million as of June 30, 2014 and December 31, 2013, respectively. The balance sheet amounts, with the exception of equity, at June 30, 2014 and December 31, 2013 were translated at 6.15 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended June 30, 2014 and 2013 were 6.16 RMB and 6.20 RMB, respectively. The average translation rates applied to the statements of operations for the six months ended June 30, 2014 and 2013 were 6.14 RMB and 6.24 RMB, respectively. Cash flows are also translated at average translation rates for the periods; as a result,, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances in the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(h)	Financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, short term investments, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available. The carrying value of the long term loans-related party approximates its fair value as of the reporting date as their stated interest rates approximate current rates available.

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

As described in Note 15 - Capital lease obligations, payments related to the capital lease of the Asset Pool consist of two components: (1) a fixed monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid for the 20 year term of the Unified Management Agreement; and (2) 40% of any remaining pre-tax profits from the Asset Pool, which includes Longmen Joint Venture and the constructed iron and steel making facilities. The aforementioned profit sharing component meets the definition of a derivative instrument under ASC 815-10-15-83 and, accordingly, the profit sharing liability is accounted for separately as a derivative liability. It was recognized initially at its estimated fair value at inception. The estimated fair value is adjusted each reporting period, with changes in the estimated fair value of the profit sharing liability charged or credited to operating income each period.

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

From inception to December 31, 2012, the assumptions underlying the estimated fair value did not change significantly. Beginning in the first quarter of 2013, the assumptions related to unit selling prices and costs were revised, resulting in a reduction of the estimated profit sharing liability. These assumptions were further revised during 2013. The above assumptions were again reviewed by the Company at June 30, 2014 but no major change was deemed necessary to the assumptions used at December 31, 2013. For the six months ended June 30, 2014, the Company recognized a loss on the change in the fair value of the profit sharing liability of $2.9 million due to a $5.7 million reduction in the present value discount offset by a $2.8 million gain resulting from the Asset Pool’s operating results for the six months ended June 30, 2014 being slightly less favorable than previously estimated as of December 31, 2013.

The estimated fair value of the profit sharing liability at June 30, 2014 is $164.1 million. Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowing rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of June 30, 2014 would have been $187.3 million and we would increase the loss from the change in the fair value of the profit sharing liability by $23.2 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of June 30, 2014 would have been $162.2 million and we would decrease the loss from the change in the fair value of the profit sharing liability by $1.9 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014:

(in thousands)	Carrying Value as of June 30, 2014	Fair Value Measurements at June 30, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$164,067	$-	$-	$164,067
Total	$164,067	$-	$-	$164,067

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 and for the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$162,295	$328,828
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	-	(174,821)
Change in discount rate	-	-
Change in the number of future periods over which the present value of future cash flows is estimated	5,778	16,872
Difference between the previously estimated operating results for the current period and actual results	(2,809)	(16,620)
Change in derivative liabilities - warrants	-	1
Exchange rate effect	(1,197)	8,035
Ending balance	$164,067	$162,295

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

Interest expense for early submission requests for payment for the three months ended June 30, 2014 and 2013 amounted to $12.8 million and $6.5 million, respectively, and amounted to $26.9 million and $17.3 million, respectively, for the six months ended June 30, 2014 and 2013.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterments to buildings and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

Long lived assets, including buildings and improvements, equipment and intangible assets, are reviewed if events and changes in circumstances indicate that their carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(k)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2014, the Company expects these assets to be fully recoverable.

Land use rights

All land in the PRC is owned by the government. However, the government grants “land use rights.”  General Steel (China) acquired land use rights in 2001 for a total of $3.9 million (RMB 23.7 million). These land use rights are for 50 years and expire in 2050 and 2053. The Company amortizes the land use rights over the twenty-year business term because its business license has a twenty-year term.

Long Steel Group contributed land use rights for a total amount of $24.1 million (RMB 148.3 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires in
	(in thousands)
General Steel (China)	$3,856	2050 & 2053
Longmen Joint Venture	$24,097	2048 & 2052
Maoming Hengda	$2,697	2054

Mining right

Mining rights are capitalized at cost when acquired, including amounts associated with any value beyond proven and probable reserves, and amortized to operations as depletion expense using the units-of-production method over the estimated proven and probable recoverable tons. Longmen Joint Venture has iron ore mining rights amounting to $2.4 million (RMB 15.0 million), which is amortized over the estimated recoverable reserve of 4.2 million tons.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes Longmen Joint Venture’s investment holdings as of June 30, 2014 and December 31, 2013.

Unconsolidated entities	Year acquired	June 30, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,098	24.1	$1,215	24.1

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of June 30, 2014 and December 31, 2013.

Unconsolidated entities	Year acquired	June 30, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,612	32.0	$15,728	32.0

Total investment income (loss) in unconsolidated subsidiaries amounted to $0.05 million and $0.13 million for the three months ended June 30, 2014 and 2013, respectively, and $0.06 million and $0.09 million for the six months ended June 30, 2014 and 2013, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive (loss) income.

(m)	Revenue recognition

Sales are recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met are recorded as customer deposits. Sales represent the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

The Company infrequently engages in trading transactions in which the Company acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligors, the Company does not have any general inventory risk, physical inventory loss risk or credit risk, and the Company does not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45.

(n)	Recently issued accounting pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. The Company does not expect the adoption of this guidance will have a significant impact on the Company’s financial position and results of operations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on the Company’s financial position and results of operations.

(o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying condensed consolidated statements of operations and cash flows.

Note 3 – Loans receivable – related parties

Loans receivable – related parties represents amounts the Company expects to collect from related parties upon maturity.

The Company had the following loans receivable – related parties due within one year as of:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd; due in June, July and December 2014; interest rate is 4.75%	$4,540	$4,540
Total loans receivable – related parties	$4,540	$4,540

See Note 18 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.05 million and $0.07 million for the three months ended June 30, 2014 and 2013, respectively.

Total interest income for the loans amounted to $0.1 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Accounts receivable	$6,078	$5,131
Less: allowance for doubtful accounts	(801)	(1,053)
Accounts receivable – related parties	5,788	2,942
Net accounts receivable	$11,065	$7,020

Changes in the allowance for doubtful accounts are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$1,053	$1,367
Charge to expense	-	96
Less: recovery	(244)	(449)
Exchange rate effect	(8)	39
Ending balance	$801	$1,053

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Supplies	$23,451	$21,040
Raw materials	147,780	164,301
Finished goods	47,713	42,977
Less: allowance for inventory valuation	(9,973)	(15,397)
Total inventories	$208,971	$212,921

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of June 30, 2014 and December 31, 2013, the Company had provided allowance for inventory valuation in the amounts of $10.0 million and $15.4 million, respectively.

Changes in the allowance for inventory valuation are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$15,397	$9,585
Addition	9,996	15,194
Less: write-off	(15,319)	(9,757)
Exchange rate effect	(101)	375
Ending balance	$9,973	$15,397

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $177.8 million and $127.9 million as of June 30, 2014 and December 31, 2013, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Buildings and improvements	$280,272	$274,402
Machinery	658,159	667,093
Machinery under capital lease	625,196	623,895
Transportation and other equipment	23,322	22,991
Construction in progress	38,736	11,412
Subtotal	1,625,685	1,599,793
Less: accumulated depreciation	(372,334)	(327,886)
Total	$1,253,351	$1,271,907

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress consisted of the following as of June 30, 2014:

Construction in progress description	Value	Completion	Estimated additional cost to complete
	(In thousands)	date	(In thousands)
Factory wall remodel	1,022	July 2014	77
Equipment updates	109	July 2014	3,206
Sintering machine construction	4,830	November 2014	140,122
#5 blast furnace construction	22,970	December 2014	150,155
Electrical substation construction	13	August 2014	24,419
Reconstruction of miscellaneous factory buildings	5,547	October 2014	4,337
Project materials	2,133		-
Others	2,112		-
Total	$38,736		$326,316

The Company is obligated under a capital lease for the iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. During 2013 and 2014, Longmen Joint Venture entered into a number of capital lease agreements for energy-saving equipment installed throughout the steel production line. The Company is obligated under the capital lease for the equipment upon the confirmation of the energy-saving rate between the Company and its vendors.

The carrying value of assets acquired under the capital lease consists of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$625,196	$623,895
Less: accumulated depreciation	(92,037)	(77,086)
Carrying value of leased assets	$533,159	$546,809

The Company assessed the recoverability of all of its remaining long lived assets at June 30, 2014 and December 31, 2013, respectively, and such assessment did not result in any impairment charges.

Depreciation expense for the three months ended June 30, 2014 and 2013 amounted to $23.2 million and $21.4 million, respectively, and for the six months ended June 30, 2014 and 2013, amounted to $47.3 and $42.5 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2014 and 2013, which amounted to $7.7 million and $7.1 million, respectively, and for the six months ended June 30, 2014 and 2013, amounted to $15.6 and $14.1 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Land use rights	$30,650	$30,884
Mining right	2,441	2,459
Software	1,049	743
Subtotal	34,140	34,086
Less:
Accumulated amortization – land use rights	(8,767)	(8,498)
Accumulated amortization – mining right	(1,363)	(1,320)
Accumulated amortization – software	(677)	(561)
Subtotal	(10,807)	(10,379)
Intangible assets, net	$23,333	$23,707

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross amount of the intangible assets amounted to $34.1 million and $34.1 million as of June 30, 2014 and December 31, 2013, respectively. The remaining weighted average amortization period is 33.1 years as of June 30, 2014.

Total amortization expense for the three months ended June 30, 2014 and 2013 amounted to $0.3 million and $0.3 million, respectively, and for the six months ended June 30, 2014 and 2013, amounted to $0.5 million and $0.5 million, respectively.

Total depletion expense for the three months ended June 30, 2014 and 2013 amounted to $0.04 million and $0.02 million, respectively, and for the six months ended June 30, 2014 and 2013, amounted to $0.05 million and $0.1 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
June 30, 2015	$1,024	22,309
June 30, 2016	1,024	21,285
June 30, 2017	1,024	20,261
June 30, 2018	1,024	19,237
June 30, 2019	1,024	18,213
Thereafter	18,213	-
Total	$23,333

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $430.2 million and $399.4 million as of June 30, 2014 and December 31, 2013, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $51.0 million and $231.7 million as of June 30, 2014 and December 31, 2013, respectively.

The Company had the following short-term notes payable as of:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from July to December 2014. Restricted cash required of $11.4 million and $16.4 million as of June 30, 2014 and December 31, 2013, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$11,375	$29,466
Longmen Joint Venture: Notes payable to various banks in China, due various dates from July to December 2014. $418.8 million restricted cash and $51.0 million notes receivable are secured for notes payable as of June 30, 2014, and comparatively $383.0 million restricted cash and $231.7 million notes receivable secured as of December 31, 2013, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	864,104	988,364
Total short-term notes payable	$875,479	$1,017,830

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

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from August 2014 to June 2015. Weighted average interest rate was 7.1% per annum and 7.2% per annum as of June 30, 2014 and December 31, 2013, respectively; some are guaranteed by third parties and related parties. $8.1 million and $0 restricted cash were secured for the loans as of June 30, 2014 and December 31, 2013, respectively; These loans were either repaid or renewed subsequently on the due dates.	$52,325	$34,229
Longmen Joint Venture: Loans from various banks in China, due various dates from August 2014 to June 2015. Weighted average interest rate was 6.1% per annum and 6.3% per annum as of June 30, 2014 and December 31, 2013, respectively; some are guaranteed by third parties, accounts receivable, restricted cash or notes receivables. $56.1 million and $163.9 million restricted notes receivable were secured for the loans as of June 30, 2014 and December 31, 2013, respectively; $5.9 million and $0 restricted cash were secured for the loans as of June 30, 2014 and December 31, 2013, respectively; These loans were either repaid or renewed subsequently on the due dates.	149,348	267,688
Total short-term loans - bank	$201,673	$301,917

As of June 30, 2014 and December 31, 2013, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. As of June 30, 2014, two of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20%. However, as of June 30, 2014, General Steel (China)’s debt to asset ratio was 95.4%. As of December 31, 2013, three of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20% and 70%. However, as of December 31, 2013, General Steel (China)’s debt to asset ratio was 89.7%.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of June 30, 2014 and December 31, 2013 was $5.2 million and $6.4 million, respectively. According to the Company’s short term loan agreements, the banks have the right to request more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from July to December 2014, and weighted average interest rate was 5.6% per annum and 5.2% per annum as of June 30, 2014 and December 31, 2013, respectively. These loans were either repaid or renewed subsequently on the due dates.	$17,099	$22,720
Longmen Joint Venture: Loans from financing sales.	41,119	33,124
Maoming Hengda: Loans from one unrelated party and one related party, due on demand, none interest bearing.	6,177	6,223
Total short-term loans – others	$64,395	$62,067

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had various loans from unrelated companies amounting to $64.4 million and $62.1 million as of June 30, 2014 and December 31, 2013, respectively. Of the $64.4 million, $6.2 million of loans carry no interest, $41.1 million of financing sales are subject to interest rates ranging between 4.6% and 9.6%, and the remaining $17.1 million are subject to interest rates ranging from 5.0% to 5.8%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Longmen Joint Venture’s subsidiaries, Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 4.6% to 9.6% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.6% to 9.6% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended June 30, 2014 and 2013 amounted to $229.1 million and $188.1 million, respectively, and for the six months ended June 30, 2014 and 2013, amounted to $459.6 million and $353.3 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2014 and 2013 amounted to $0.8 million and $3.1 million, respectively, and for the six months ended June 30, 2014 and 2013, amounted to $1.7 million and $3.1 million, respectively.

Short term loans due to related parties

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rate is 10% per annum.	$1,446	$1,458
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	8,822	28,216
Longmen Joint Venture: Loan from Shaanxi Steel Group due on various dates from November 2014 to June 2015, and interest rate is 6.6% per annum.	81,250	49,110
Longmen Joint Venture: Loans from financing sales.	62,478	47,909
Total short-term loans - related parties	$153,996	$126,693

Long-term loans due to related party

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate is 5.6% per annum.	$72,124	$72,657
Less: Current maturities of long-term loans – related party	(62,374)	(53,013)
Long-term loans - related party	$9,750	$19,644

Total interest expense, net of capitalized interest, amounted to $8.2 million and $10.5 million for the three months ended June 30, 2014 and 2013, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total interest expense, net of capitalized interest, amounted to $17.7 million and $18.5 million for the six months ended June 30, 2014 and 2013, respectively.

Capitalized interest included in construction in progress amounted to $0.2 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively.

Capitalized interest included in construction in progress amounted to $0.8 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2014 and December 31 2013, customer deposits amounted to $279.2 million and $152.7 million, respectively, including deposits received from related parties, which amounted to $142.9 million and $64.9 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $23.1 million and $26.3 million in deposits due to sales representatives, including deposits due to related parties, as of June 30, 2014 and December 31, 2013, respectively.

Note 12 – Warrants

The Company previously had 3,900,871 common stock warrants outstanding, which were issued in connection with $40 million of convertible notes issued by the Company in 2007. The warrants, which were accounted for as a derivative liability at fair value, expired unexercised on May 13, 2013.

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of amounts capitalized, amounted to $12.4 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively.

The Company paid income taxes of $0.1 million and $0.2 million during the six months ended June 30, 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, the Company had receivables of $(0.01) million and $1.0 million, respectively, as a result of the disposal of equipment that have not been collected.

During the six months ended June 30, 2014 and 2013, the Company used $1.1 million and $19.0 million of inventory, respectively, in plant and equipment construction.

The Company had $2.3 million notes receivable from financing sales loans to be converted to cash as of June 30, 2014.

During the six months ended June 30, 2014, the Company incurred $4.7 million in accounts payable for the purchase of equipment and construction in progress.

During the six months ended June 30, 2014 and 2013, one of the Company’s unconsolidated entities declared a dividend and the Company is entitled to a dividend of $0.2 million and $0.2 million, respectively, which has not yet been collected.

During the six months ended June 30, 2014, the Company converted $(0.05) million of equipment into inventory production.

During the six months ended June 30, 2014, the Company acquired $5.9 million of equipment through capital leases.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Deferred lease income

To compensate the Company for costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel and which are leased by the Longmen Joint Venture, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.8 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.6 million (RMB 89.5 million) and $14.5 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

During the period from June 2010 to March 2011, as construction progressed and certain of the assets came online, Longmen Joint Venture used the assets free of charge to produce saleable units of steel products during this period. As such, the cost of using these assets and therefore the fair value of the free rent received was imputed with reference to what the depreciation charge would have been on these assets had they been owned or under capital lease to Longmen Joint Venture during the free use period. This cost of $7.1 million (RMB 43.9 million) was deferred and is being recognized over the term of the land sub-lease similar to the other charges and credits related to the construction of these assets.

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended June 30, 2014 and 2013, the Company recognized $0.5 million and $0.5 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized $1.1 million and $1.1 million, respectively. As of June 30, 2014 and December 31, 2013, the balance of deferred lease income amounted to $75.8 million and $77.4 million, respectively, of which $2.2 million and $2.2 million represents amounts to be amortized within one year. See Note 18 – Related party transactions and balances (m) – Deferred lease income for details.

Note 15 - Capital lease obligations

Iron and steel production facilities

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payments from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and was therefore considered part of the financing for the capital leased assets. The initial fair value of the profit sharing liability was included in determining the value of the leased assets at inception. The profit sharing liability is accounted for separately from the monthly lease payments and is accounted for as a derivative liability at fair value, with changes in the fair value charged or credited to income each period. See Note 2(h) – “Financial instruments” and Note 16 – “Profit sharing liability”.

Energy-saving equipment

During 2013 and 2014, the Company’s subsidiary, Longmen Joint Venture, entered into capital lease agreements for energy-saving equipment to be installed throughout the production chain. Under these agreements, Longmen Joint Venture uses the energy-saving equipment for which the vendors are responsible for the design, purchase, installation, and on-site testing, as well as the ownership rights to the equipment during the lease periods. The lease periods, which vary between four to six years, begin upon the completion of the equipment installation, testing, and the issuance of the energy-saving rate reports to be agreed upon by both the vendors and Longmen Joint Venture. As the ownership rights of the equipment transfer to Longmen Joint Venture at the end of the lease periods, these agreements are accounted for as capital leases.

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to make additional lease payments based on the additional energy cost saved during the lease period and will recognize the additional lease payments as contingent rent expense. For the three and six months ended June 30, 2014 and 2013, no contingent rent expense was incurred under these lease agreements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Presented below is a schedule of estimated minimum lease payments on the capital lease obligations for the next five years as of June 30, 2014:

Year ending June 30,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2015	$7,567
2016	5,804
2017	181,884
2018	33,280
2019	30,108
Thereafter	338,666
Total minimum lease payments	597,309
Less: amounts representing interest	(206,036)
Ending balance	$391,273

The above amounts do not include the profit sharing liability, which is accounted for separately as a derivative instrument at fair value.

Interest expense for the three months ended June 30, 2014 and 2013 on the capital lease obligations was $5.7 million and $5.1 million, respectively.

Interest expense for the six months ended June 30, 2014 and 2013 on the capital lease obligations was $10.8 million and $10.2 million, respectively.

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

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made from inception to date.

Note 17 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three and six months ended June 30, 2014 and 2013 are as follows:

(In thousands)	Three months ended June 30, 2014	Three months ended June 30, 2013
Current	$107	$105
Deferred	-	-
Total provision for income taxes	$107	$105

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)	Six months ended June 30, 2014	Six months ended June 30, 2013
Current	$112	$176
Deferred	-	-
Total provision for income taxes	$112	$176

Under the Income Tax Laws of the PRC, General Steel (China), Baotou Steel Pipe Joint Venture (located in Inner Mongolia province), Maoming Hengda (located in Guangdong province) and Tianwu Joint Venture (located in Tianjin Port Free Trade Zone) are subject to income tax at a rate of 25%.

Longmen Joint Venture is located in the Mid-West region of China and as such, qualifies for the “Go-West” tax rate of 15% promulgated by the government. In 2010, the Chinese government announced that the “Go-West” tax initiative would be extended for 10 years and thus the preferential tax rate of 15% will be in effect until 2020. This special tax treatment for Longmen Joint Venture will be evaluated on a year-to-year basis by the local tax bureau. The special tax treatment has not changed to date as a result of the evaluations by the local tax bureau.

Deferred tax assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $536.8 million will begin to expire in 2015. The Chinese government recently announced several policies to curb the real estate price increases across the country, which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry is eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide a 100% valuation allowance for the deferred tax assets. The valuation allowance as of June 30, 2014 and December 31, 2013 was $101.0 million and $97.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences for various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$97,569	$72,891
Current period addition	4,194	23,293
Current period reversal	(55)	(1,206)
Exchange difference	(726)	2,591
Ending balance	$100,982	$97,569

Deferred tax assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2014. The net operating loss carry forwards for United States income taxes amounted to $2.4 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2014 was $0.8 million. The net change in the valuation allowance for the six months ended June 30, 2014 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of June 30, 2014. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of June 30, 2014 and December 31, 2013, the Company had $2.8 million and $3.5 million in value added tax credits which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $178.6 million and $174.5 million, respectively, for the three months ended June 30, 2014 and $164.8 million and $154.4 million, respectively, for the three months ended June 30, 2013. VAT on sales and VAT on purchases amounted to $331.5 million and $326.4 million, respectively, for the six months ended June 30, 2014 and $353.2 million and $338.2 million, respectively, for the six months ended June 30, 2013.

Taxes payable consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
VAT taxes payable	$2,496	$2,211
Income taxes payable	185	173
Other taxes	1,500	2,244
Totals	$4,181	$4,628

Note 18 – Related party transactions and balances

Related party transactions

a.  Capital lease

As disclosed in Note 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$601,398	$605,839
Less: accumulated depreciation	(90,460)	(76,740)
Carrying value of leased assets	$510,938	$529,099

b.  The following chart summarizes sales to related parties for the three and six months ended June 30, 2014 and 2013.

Name of related parties	Relationship	Three months ended June 30, 2014	Three months ended June 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$25,150	$82,286
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group*	-	5,975
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	805	5,004
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group*	26,967	18,393
Shaanxi Steel	Majority shareholder of Long Steel Group	626	448
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	16,420	12,792
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	5,117	114
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	4,291	11,289
Total		$79,376	$136,301

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	Six months ended June 30, 2014	Six months ended June 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$69,950	$162,961
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	72
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	20,410
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	820	15,596
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	47,703	36,679
Shaanxi Steel	Majority shareholder of Long Steel Group	1,097	1,411
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	21,389	14,626
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	11,735	2,113
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	8,888	31,293
Total		$161,582	$285,161

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $58.7 million and $91.9 million for the three and six months ended June 30, 2014, respectively. See Note 2(m) Revenue Recognition for details.

c. The following charts summarize purchases from related parties for the three and six months ended June 30, 2014 and 2013.

Name of related parties	Relationship	Three months ended June 30, 2014	Three months ended June 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$100,504	$170,005
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	40,179	53,193
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	5,016	742
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	1
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	7,561	8,560
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	1,432
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	73,940	-
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding**	4,253	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding**	17,721	-
Others	Entities either owned or have significant influence by our affiliates or management	1,037	166
Total		$250,211	$234,099

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

**The CEO referred to herein is the chief executive officer of General Steel Holdings, Inc.

Name of related parties	Relationship	Six months ended June 30, 2014	Six months ended June 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$252,276	$274,498
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	84,267	116,991
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	5,920	12,497
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	53
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	211
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	14,221	18,089
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	4,909
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	97,279	-
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	8,528	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	45,640	-
Others	Entities either owned or have significant influence by our affiliates or management	1,084	236
Total		$509,215	$427,484

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	4,540	4,540
Total		$4,540	$4,540

See Note 3 – loans receivable – related parties for loan details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Accounts receivables – related parties:

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,316	$548
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,586	-
Shaanxi Steel	Majority shareholder of Long Steel Group	1,866	1,741
Others		1	634
Total		$5,788	$2,942

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$379	$406
Shaanxi Steel	Majority shareholder of Long Steel Group	48,532	46,439
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,238	1,247
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	491
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	4,865	4,901
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	2,231	-
Others	Entities either owned or have significant influence by our affiliates or management	738	622
Total		$57,983	$54,106

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$9,123
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	13,088	25,607
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	1,379	10,343
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	61,440	16,158
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	202	555
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	43,137	21,197
Others	Entities either owned or have significant influence by our affiliates or management	33	20
Total		$119,279	$83,003

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$62,890	$58,163
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	164,073	134,758
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	3,507	29,990
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	972	958
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	2,036	8,714
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	9,862	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	702	716
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	36	1,004
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	17,299	759
Others	Entities either owned or have significant influence by our affiliates or management	726	630
Total		$262,103	$235,692

f.	Short-term loans - related parties:

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$81,250	$49,110
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	71,287	28,216
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,183
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,178
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	13	6,548
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	1,446	1,458
Total		$153,996	$126,693

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$62,374	$53,013
Total		$62,374	$53,013

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$377	$380
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	44,730	43,636
Shaanxi Steel	Majority shareholder of Long Steel Group	48,670	44,363
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,053	895
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	362	291
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	470	473
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,201	1,745
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,375
Others	Entities either owned or have significant influence by our affiliates or management	346	921
Total		$98,209	$94,079

i.	Customer deposits – related parties:

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	13,749	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	8,378	15,038
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	16	2,748
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	275
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	113,549	46,521
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	7,186	-
Others		-	289
Total		$142,888	$64,881

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	$1,073	$1,408
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	585	589
Total		$1,658	$1,997

k.	Long-term loans – related party:

Name of related party	Relationship	June 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$9,750	$19,644
Total		$9,750	$19,644

The Company also provided guarantees on related parties’ bank loans amounting to $201.7 million and $205.8 million as of June 30, 2014 and as of December 31, 2013, respectively.

l.	Deferred lease income

	June 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$77,444	$77,199
Less: Lease income realized	(1,088)	(2,158)
Exchange rate effect	(565)	2,403
Ending balance	75,791	77,444
Current portion	(2,171)	(2,187)
Noncurrent portion	$73,620	$75,257

For the three months ended June 30, 2014 and 2013, the Company realized lease income from Shaanxi Steel, a related party, amounting to $0.5 million and $0.5 million, respectively.

For the six months ended June 30, 2014 and 2013, the Company realized lease income from Shaanxi Steel, a related party, amounting to $1.1 million and $1.1 million, respectively.

m.	Equity

On November 19, 2013, the Company sold its 28% equity interest in Tianwu, held by Yangpu Shengtong, to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership by the CEO, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu as of the ownership disposal date and recognize a gain, which amounted to $1.0 million. After the deconsolidation of Tianwu, General Steel (China)’s 32% interest in Tianwu is accounted for as an equity method investment, which amounted to $15.6 million and $15.8 million as of June 30, 2014 and December 31, 2013, respectively.

Note 19 – Equity

2014 Equity Transactions

On February 3, 2014, the Company granted 80,000 shares of common stock for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at $1.01 per share, the quoted market price at the time the services were provided.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended June 30, 2014 and 2013 amounted to $3.0 million and $1.9 million, respectively, and for the six months ended June 30, 2014 and 2013 amounted to $5.8 million and $4.1 million, respectively.

Note 21 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of June 30, 2014 is as follows:

Year ending June 30,	Minimum lease payment
(in thousands)
2015	$1,055
2016	566
2017	566
2018	566
2019	566
Years after	19,849
Total minimum payments required	$23,168

Total rental expense was $0.6 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively.

Contractual Commitments

Longmen Joint Venture has $326.3 million contractual obligations related to construction projects as of June 30, 2014 estimated to be fulfilled between May and December 2014.

Contingencies

As of June 30, 2014, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $265.4 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$153,563	Various from July 2014 to August 2015
Three-party financing agreements	19,500	Various from July 2014 to May 2015
Confirming storage	52,975	Various from August 2014 to April 2015
Financing by the rights of goods delivery in future	39,406	Various from July to October 2014
Total	$265,444

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$82,875	Various from September 2014 to August 2015
Hancheng Haiyan Coking Co., Ltd	39,975	Various from August 2014 to April 2015
Chengdu Zhongyi Steel Co., Ltd	8,125	March 2015
Shaanxi Tianyi Metal Materials Co., Ltd	6,500	December 2014
Xi’an Laisheng Logistics Co., Ltd	11,781	Various from August 2014 to May 2015
Xi'an Kaiyuan Steel Sales Co., Ltd	6,500	January 2015
Shaanxi Longan Industry Co., Ltd.	8,125	December 2014
Hancheng Sanli Furnace Burden Co., Ltd.	16,250	March 2015
Tianjin Dazhan Industry Co., Ltd	38,188	Various from June 2014 to March 2015
Tianjin Hengying Trading Co., Ltd	40,625	Various from July 2014 to January 2015
Jinmen Desheng Metallurgy Co., Ltd	6,500	September 2014
Total	$265,444

As of June 30, 2014, the Company did not accrue any liability for the amounts the Group has guaranteed for third parties and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents the results of division operations for the three months ended June 30, 2014 and 2013:

(In thousands)
Sales:	2014	2013
Longmen Joint Venture	$587,314	$650,741
Maoming Hengda	215	1,349
Baotou Steel Pipe Joint Venture	483	972
General Steel (China) & Tianwu Joint Venture	-	5,454
Total sales	588,012	658,516
Interdivision sales	1	(4,865)
Consolidated sales	$588,013	$653,651

Gross profit (loss):	2014	2013
Longmen Joint Venture	$28,229	$(36,193)
Maoming Hengda	21	473
Baotou Steel	3	167
General Steel (China) & Tianwu Joint Venture	(159)	17
Total gross profit (loss)	28,094	(35,536)
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$28,094	$(35,536)

Income (loss) from operations:	2014	2013
Longmen Joint Venture	$8,128	$(44,684)
Maoming Hengda	(54)	(225)
Baotou Steel	(133)	55
General Steel (China) & Tianwu Joint Venture	(720)	(790)
Total income (loss) from operations	7,221	(45,644)
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(896)	(1,246)
Consolidated income (loss) from operations	$6,325	$(46,890)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) attributable to General Steel Holdings, Inc.:	2014	2013
Longmen Joint Venture	$(8,077)	$(34,944)
Maoming Hengda	(123)	(216)
Baotou Steel	(106)	46
General Steel (China) & Tianwu Joint Venture	(1,870)	(3,528)
Total net loss attributable to General Steel Holdings, Inc.	(10,176)	(38,642)
Interdivision net income	-	-
Reconciling item (1)	(843)	(1,176)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(11,019)	$(39,818)

Depreciation, amortization and depletion:	2014	2013
Longmen Joint Venture	$22,778	$20,850
Maoming Hengda	158	315
Baotou Steel	59	26
General Steel (China) & Tianwu Joint Venture	447	518
Consolidated depreciation, amortization and depletion	$23,442	$21,709

Finance/interest expenses:	2014	2013
Longmen Joint Venture	$25,131	$18,243
Maoming Hengda	-	-
Baotou Steel	(1)	-
General Steel (China) & Tianwu Joint Venture	1,488	2,972
Interdivision interest expenses	-	-
Reconciling item (1)	1	1
Consolidated interest expenses	$26,619	$21,216

Capital expenditures:	2014	2013
Longmen Joint Venture	$55,852	$27,922
Maoming Hengda	-	-
Baotou Steel	-	1
General Steel (China) & Tianwu Joint Venture	-	2
Reconciling item (1)	-	-
Consolidated capital expenditures	$55,852	$27,925

The following represents the results of division operations for the six months ended June 30, 2014 and 2013:

(In thousands)
Sales:	2014	2013
Longmen Joint Venture	$1,181,328	$1,297,489
Maoming Hengda	251	2,872
Baotou Steel Pipe Joint Venture	645	981
General Steel (China) & Tianwu Joint Venture	53	54,180
Total sales	1,182,277	1,355,522
Interdivision sales	(53)	(50,580)
Consolidated sales	$1,182,224	$1,304,942

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross profit (loss):	2014	2013
Longmen Joint Venture	$6,010	$(31,826)
Maoming Hengda	45	245
Baotou Steel	(20)	89
General Steel (China) & Tianwu Joint Venture	(502)	23
Total gross profit (loss)	5,533	(31,469)
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$5,533	$(31,469)

Loss from operations:	2014	2013
Longmen Joint Venture	$(31,166)	$(9,747)
Maoming Hengda	(576)	(1,022)
Baotou Steel	(177)	(305)
General Steel (China) & Tianwu Joint Venture	(3,286)	(1,598)
Total loss from operations	(35,205)	(12,672)
Interdivision loss from operations	-	-
Reconciling item (1)	(2,133)	(2,327)
Consolidated loss from operations	$(37,338)	$(14,999)

Net loss attributable to General Steel Holdings, Inc.:	2014	2013
Longmen Joint Venture	$(46,111)	$(26,619)
Maoming Hengda	(660)	(987)
Baotou Steel	(141)	(243)
General Steel (China) & Tianwu Joint Venture	(5,713)	(6,684)
Total net loss attributable to General Steel Holdings, Inc.	(52,625)	(34,533)
Interdivision net income (loss)	-	-
Reconciling item (1)	(1,958)	(2,182)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(54,583)	$(36,715)

Depreciation, amortization and depletion:	2014	2013
Longmen Joint Venture	$46,308	$41,281
Maoming Hengda	462	626
Baotou Steel	121	123
General Steel (China) & Tianwu Joint Venture	897	1,037
Consolidated depreciation, amortization and depletion	$47,788	$43,067

Finance/interest expenses:	2014	2013
Longmen Joint Venture	$52,121	$40,393
Maoming Hengda	-	-
Baotou Steel	-	-
General Steel (China) & Tianwu Joint Venture	3,097	5,678
Interdivision interest expenses	-	-
Reconciling item (1)	96	2
Consolidated interest expenses	$55,314	$46,073

Capital expenditures:	2014	2013
Longmen Joint Venture	$112,599	$44,006
Maoming Hengda	32	2
Baotou Steel	-	8
General Steel (China) & Tianwu Joint Venture	82	3
Reconciling item (1)	-	-
Consolidated capital expenditures	$112,713	$44,019

Total Assets as of:	June 30, 2014	December 31, 2013
Longmen Joint Venture	$2,349,913	$2,573,212
Maoming Hengda	27,786	29,211
Baotou Steel Pipe Joint Venture	3,290	4,448
General Steel (China) & Tianwu Joint Venture	200,665	121,883
Interdivision assets	(33,208)	(34,213)
Reconciling item (2)	8,028	5,817
Total Assets	$2,556,474	$2,700,358

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and six months ended June 30, 2014 and 2013.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of June 30, 2014 and December 31, 2013.

Note 23 – Subsequent events

On July 14, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Zuosheng Yu, the Company's Chief Executive Officer and a member of the Company's Board of Directors, relating to a private placement of the Company's common stock, par value $0.001 per share. Pursuant to the Subscription Agreement, the Company agreed to sell to Zuosheng Yu 5,000,000 shares of common stock at a purchase price of $1.50 per share (the "Purchase Price"), for an aggregate amount of $7,500,000, subject to closing conditions set forth in the Subscription Agreement. The Purchase Price represents a 23% premium to the volume weighted average closing price of the Common Stock from March 5, 2014 to July 11, 2014, which ranged from $0.90 to $1.47 per share of common stock during the period. Upon completion of this transaction, Zuosheng Yu would own 21.7% of the Company’s common stock.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 filed with the SEC on August 19, 2014.

Second Quarter Highlights

The second quarter of 2014 was highlighted with the following:

•	Sales in the second quarter of 2014 decreased by 10.0% to $588.0 million, from $653.7 million in the second quarter of 2013, due to the decrease in both the average selling price and the sales volume of our products. For the second quarter of 2014, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.31 million metric tons, a decrease of 3.2%, compared with 1.35 million metric tons in the second quarter of 2013, with an average selling price of $450.0 per ton, as compared with $482.7 per ton in the second quarter of 2013.

•	Gross profit in the second quarter of 2014 was $28.1 million, or 4.8% of total revenue, compared with a gross loss of $35.5 million, or (5.4)% of total revenue in the second quarter of 2013.

•	Total finance expense in the second quarter of 2014 was $26.6 million, as compared with $21.2 million for the same period in 2013. Finance expenses mainly consisted of interest expense on capital leases, which was $5.7 million and $5.1 million in the second quarter of 2014 and 2013, respectively, and interest expense on bank borrowings and discounted notes receivable, which was $20.9 million and $16.1 million in the second quarter of 2014 and 2013, respectively.

•	Loss per share were $(0.20) and $(0.72) in the second quarter of 2014 and 2013, respectively. The decrease in the loss in 2014 was mainly due to the average cost of rebar decreasing more than the average selling price, leading to an increase in gross profit.

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

On May 1, 2011 General Steel (China) entered into a lease agreement with Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. (the “Lessee”), whereby General Steel (China) leased parts of the facilities its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. Management evaluates the fair value of its long-term assets on an annual basis, or upon a triggering event which would require an assessment sooner, and is of the opinion that the fair value of the property, plant and equipment as supported by the operating lease approximates its current carrying value

Baotou Steel - General Steel Special Steel Pipe Joint Venture Company Limited

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

An established regional network of one hundred twenty-eight distributors, together with smaller distributors and three sales offices sell Longmen Joint Venture’s products. All products are sold under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and Xiang Jia Ba hydropower projects.

From June 2009 to March 2011, we worked with Shaanxi Steel to build new iron and steel making facilities, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters, one 400 square meter sintering machine and some auxiliary systems.  As a result, Longmen Joint Venture incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel. See Note 14 - “Deferred lease income” of the Notes to Condensed Consolidated Financial Statements included herein

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of the constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400 m2 sintering machine, two 1,280 m3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities. The Agreement leverages each of the parties’ operating strengths, allowing Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, the facilities contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit or loss generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture increased by three million tons, or 75%. The Agreement improved Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception to the present time nor intention to make future adjustment by the Company and Shaanxi Steel.

The parties to the Agreement established the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are operated and managed according to the stipulations set forth in the Agreement. The Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote and remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 2(c) “Consolidation of VIE.”

The Agreement constitutes an arrangement that involves a lease which meets certain of the criteria of a capital lease and therefore the assets constructed by Shaanxi Steel are accounted for by Longmen Joint Venture as a capital lease. The profit sharing liability portion of the lease obligation, representing 40% of the pre-tax profit generated by the Asset Pool, is accounted for by Longmen Joint Venture as a derivative financial instrument at fair value. See Notes 2 “Summary of significant accounting policies”, 15 “Capital lease obligations” and 16 “Profit sharing liability”.

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

Production Capacity Information Summary by Subsidiary

Annual Production Capacity (metric tons)	General Steel (China) (1)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda (1)
Crude Steel	-	-	7 million	-

Processing	400,000	100,000	4.3 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

(1)	The production facilities of General Steel (China) and Maoming Hengda currently are leased to unrelated parties.

Marketing and Customers

We sell our products primarily to distributors, and we typically collect payment from these distributors in advance.  Our marketing efforts are mainly directed toward those customers who have demanding requirements for on-time delivery, timeliness of customer services, and product quality.  We believe that these requirements, as well as product planning, are critical factors in our ability to serve this segment of the market.

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and six months ended June 30, 2014, 31.8% and 24.4% of our sales were to five customers, respectively. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Demand for our Products

For the three months ended June 30, 2014 and 2013, rebar, our major product, comprised more than 99.9% and 99.6% of our sales, respectively. For the six months ended June 30, 2014 and 2013, rebar, our major product, comprised more than 99.9% and 99.4% of our sales, respectively. Overall, domestic economic growth is an important driver of demand for our major product, especially from construction and infrastructure projects.

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

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was $257.4 billion (RMB 1.59 trillion) for the year ended December 31, 2013, an increase of 24.1% over the same period in 2012.

At the end of June 2009, the State Council Office announced that it approved the Guanzhong-Tianshui Economic Zone development program. This program covers the development of two western provinces and seven cities from 2009 to 2020.

In addition, the Guanzhong-Tianshui Economic Zone will concentrate on the development of the Xi’an area. The metropolitan area construction program focuses on the cities of Xi’an, Xianyang, and their surrounding areas, covering up to 12,000 square kilometers, including the construction of railways, highways, subways, airport expansion and newly developed areas. Under this program, the Shaanxi provincial government has announced that it will build approximately 4,500 kilometers of railway with an investment of approximately $40 billion (RMB 260 billion) by 2015 and 8,080 kilometers of highway by 2020. The infrastructure and construction projects provide strong and stable demand for our steel products in this area, in which we have over 70% of the market share.

In January 2011, the Shaanxi provincial government announced that it will invest approximately $13 billion (RMB 80 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan. In addition to hydro projects, according to the central government, 16,000 kilometers of high speed railway will be built by 2020.

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

In February 2012, the government approved the Western Development 12th Five Year Plan, which continues the efforts to develop the Western areas. The Plan is centered on infrastructure and construction, highlighted by the development of economic zones, construction of roads/railway and hydro projects, which drive the local demand for steel products.

In February 2014, the National Development and Reform Commission (“NDRC”) announced nine focal points of the western development, which will speed up major infrastructure construction in the western areas, including the construction of railway, highway and hydro-projects.

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

The sources and/or our top five major suppliers of our raw materials for the three months ended June 30, 2014 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Tianwu General Steel Material Trading Co., Ltd.	Iron Ore	6.3%	Related Party
Longgang Group Import & Export Co., Ltd.	Iron Ore	4.9%	Related Party
Shaanxi Fengyi Industry Co., Ltd.	Coke	4.2%	Third Party
Fuping Rolling Steel Mill	Coke	4.0%	Third Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	3.8%	Third Party
	Total	23.2%

The sources and/or our top five major suppliers of our raw materials for the six months ended June 30, 2014 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Longgang Group Import & Export Co., Ltd.	Iron Ore	12.7%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	8.8%	Third Party
Tianwu General Steel Material Trading Co., Ltd.	Iron Ore	8.2%	Related Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	7.1%	Related Party
Long Steel Group	Iron Ore	7.0%	Related Party
	Total	43.8%

Industry Environment

Despite demand growth experienced during 2010 and 2011, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability which has become the most significant challenge in the steel manufacturing business. Chinese crude steel production was 412 million tons from January to June in 2014, an increase of 3% compared with the same period last year, while the total consumption of crude steel reached 376 million tons from January to June in 2014, an increase of 0.4% from the same period last year, according to the China Iron and Steel Association.

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

The Chinese central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020. Currently, there are over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities by 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In March 2014, the government reaffirmed its determination of industry consolidation, and announced that it plans to eliminate 27 million tons of obsolete iron and steel capacity in order to reach the industry goal of 12th five-year plan ahead of schedule in 2014. However, we continue to see a strong demand for our products and believe there are significant growth opportunities in the industry and market we service and such consolidation is not expected to directly impact our Company.

 On July 12, 2010, the Ministry of Industry & Information Technology Commission enacted the Steel Industry Admittance and Operation Qualifications standards. The new standards specify requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  As the operational conditions become more stringent, more small and medium sized companies will likely aggressively look for valued partners which could lead to opportunities for high quality acquisitions for us.  We believe the above government policy will strengthen our position as an industry consolidator by creating qualified potential acquisition targets.

Since 2013, the government has exerted a more stringent environment protection policy on the steel industry. In January 2014, the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") announced a List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List").  The List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on product quality, environmental protection, energy consumption, workmanship and equipment, production scale, as well as work safety and social responsibility. The MIIT will collaborate with China's other governmental agencies to provide support to the List's members and to speed up the steel industry's restructuring and consolidation. Steel makers omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity. Longmen Joint Venture, the major facility of General Steel, has been included on the List as the only enterprise in China’s Shaanxi Province.

Results of Operations for the Three and Six Months Ended June 30, 2014

Sales

Three months ended June 30, 2014 compared with three months ended June 30, 2013

The following table sets forth sales and volume in metric tons.

	Three months ended
	June 30, 2014			June 30, 2013			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,305,127	$587,314	99.9%	1,348,173	$650,741	99.6%	(3.2)%	(9.7)%
Others	1,312	699	0.1%	36,731	2,910	0.4%	(96.4)%	(76.0)%
Total Sales	1,306,439	$588,013	100.0%	1,384,904	$653,651	100.0%	(5.7)%	(10.0)%

Total sales for the three months ended June 30, 2014 decreased by 10.0% to $588.0 million from $653.7 million for the same period in 2013. The decrease in sales compared with the same period in 2013 was due to the decrease in both the average selling price and sales volume of our rebar products. Longmen Joint Venture comprised 99.9% and 99.6% of total sales for the second quarter of 2014 and 2013, respectively. Sales volume of rebar decreased by 3.2% to 1.31 million metric tons, compared with 1.35 million metric tons in the same period in 2013. The average selling price of rebar decreased by 6.8% to approximately $450.0 per ton in the second quarter of 2014 compared with approximately $482.7 per ton in the same period of 2013.

Our product demands and prices had been rising in the first two quarters of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices declined significantly in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the third quarter of 2012, evidencing a continued decline. The over-capacity issue continued to impact our results during the year of 2013 and into 2014. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison with the same period in 2013.

Our five major customers are distributors and collectively represented 31.8% of our total sales for the three months ended June 30, 2014 compared with 27.8% of our total sales for the three months ended June 30, 2013. These five customers include related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

The following table sets forth sales and volume in metric tons.

	Six months ended
	June 30, 2014			June 30, 2013			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	2,622,667	$1,181,328	99.9%	2,603,296	$1,297,489	99.4%	0.7%	(9.0)%
Others	2,035	896	0.1%	86,031	7,453	0.6%	(97.6)%	(88.0)%
Total Sales	2,624,702	$1,182,224	100.0%	2,689,327	$1,304,942	100.0%	(2.4)%	(9.4)%

Total sales for the six months ended June 30, 2014 decreased by 9.4% to $1.2 billion from $1.3 billion for the same period in 2013. The decrease in sales compared with the same period in 2013 was predominantly due to the decreased average selling price. Longmen Joint Venture comprised 99.9% and 99.4% of total sales for the six months ended June 30, 2014 and 2013, respectively. Sales volume of rebar increased by 0.7% to 2.62 million metric tons, compared with 2.60 million metric tons in the same period in 2013. The average selling price of rebar decreased by 9.6% to approximately $450.4 per ton in the six months ended June 30, 2014 compared with approximately $498.4 per ton in the same period of 2013.

Our product demands and prices had been rising in the first two quarters of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices declined significantly in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the third quarter of 2012, evidencing a continued decline. The over-capacity issue continued to impact our results during the year of 2013 and into 2014. Further, the Chinese economy remained weak, which had an indirect impact of affecting our industry, and the selling price of our products continued to decrease during this period in comparison with the same period in 2013.

Our five major customers are distributors and collectively represented 24.4% of our total sales for the six months ended June 30, 2014 compared with 23.3% of our total sales for the six months ended June 30, 2013. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended June 30, 2014 compared with three months ended June 30, 2013

	Three months ended
	June 30, 2014			June 30, 2013			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,305,127	$559,084	99.9%	1,348,173	$686,934	99.7%	(3.2)%	(18.6)%
Others	1,312	835	0.1%	36,731	2,253	0.3%	(96.4)%	(62.9)%
Total Cost of Goods Sold	1,306,439	$559,919	100.0%	1,384,904	$689,187	100.0%	(5.7)%	(18.8)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke accounted for 82.6% of our total cost of sales. The cost of goods sold decreased by 18.8% to $559.9 million in the second quarter of 2014 from $689.2 million in the same period of 2013. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of 9.7% and 17.3%, respectively, for the three months ended June 30, 2014 compared with the same period in 2013. As such, the average costs of rebar manufactured decreased 15.9% to $428.4 per ton in the second quarter of 2014 from $509.5 per ton in the same period of 2013.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

	Six months ended
	June 30, 2014			June 30, 2013			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	2,622,667	$1,175,318	99.9%	2,603,296	$1,329,315	99.5%	0.7%	(11.6)%
Others	2,035	1,373	0.1%	86,031	7,096	0.5%	(97.6)%	(80.7)%
Total Cost of Goods Sold	2,624,702	$1,176,691	100.0%	2,689,327	$1,336,411	100.0%	(2.4)%	(12.0)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke accounted for 74.6% of our total cost of sales. The cost of goods sold decreased by 12.0% to $1.2 billion in the six months ended June 30, 2014 from $1.3 billion in the same period of 2013. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of 7.0% and 17.3%, respectively, for the six months ended June 30, 2014 compared with the same period in 2013. As such, the average costs of rebar manufactured decreased 12.2% to $448.1 per ton in the six months ended June 30, 2014 from $510.6 per ton in the same period of 2013.

Gross Profit (Loss)

Three months ended June 30, 2014 compared with three months ended June 30, 2013

	Three months ended
	June 30, 2014			June 30, 2013			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	1,305,127	$28,230	4.8%	1,348,173	$(36,193)	(5.6)%	(178.0)%
Others	1,312	(136)	(19.5)%	36,731	657	22.6%	(120.7)%
Total Gross Profit (Loss)	1,306,439	$28,094	4.8%	1,384,904	$(35,536)	(5.4)%	(179.1)%

Gross profit for the second quarter of 2014 was $28.1 million, or 4.8% of total sales, compared with a gross loss of $35.5 million, or (5.4)% of total sales in the same period in 2013. The increase in gross margin percentage was mainly attributable to the percentage decrease in the costs of rebar manufactured of 15.9%, which was higher than the percentage decrease in the average rebar selling price of 6.8% compared with the same period of 2013.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

	Six months ended
	June 30, 2014			June 30, 2013			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	2,622,667	$6,010	0.5%	2,603,296	$(31,826)	(2.5)%	(118.9)%
Others	2,035	(477)	(53.2)%	86,031	357	4.8%	(233.6)%
Total Gross Profit (Loss)	2,624,702	$5,533	0.5%	2,689,327	$(31,469)	(2.4)%	(117.6)%

Gross profit for the six months ended June 30, 2014 was $5.5 million, or 0.5% of total sales, compared with a gross loss of $31.5 million, or (2.4)% of total sales in the same period in 2013. The increase in gross margin percentage was mainly attributable to the percentage decrease in the costs of rebar manufactured of 12.2%, which was higher than the percentage decrease in the average rebar selling price of 9.6% compared with the same period of 2013.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended June 30, 2014 compared with three months ended June 30, 2013

(in thousands)	Three months ended
	June 30, 2014	June 30, 2013	Change %

Selling, general and administrative expenses	$(18,849)	$(20,848)	(9.6)%
SG&A expenses as a percentage of total revenue	(3.2)%	(3.2)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefits, training, and travel expenses decreased by 9.6% to $18.8 million for the three months ended June 30, 2014, compared with $20.8 million for the same period in 2013.

Selling expenses increased by 4.7% to $9.7 million for the three months ended June 30, 2014 compared with $9.3 million in the same period of 2013. The increase was mainly due to the increase in freight expenses as a result of the PRC government’s policy to increase freight train fees in early 2014.

In addition, general and administrative (“G&A”) expenses were approximately $9.1 million and $11.6 million for three months ended June 30, 2014 and 2013, respectively. The 21.0% decrease was mainly due to the decrease in salary expenses, union expenses, and employee education and training expenses in the second quarter of 2014 compared with the same period in 2013.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

(in thousands)	Six months ended
	June 30, 2014	June 30, 2013	Change %

Selling, general and administrative expenses	$(39,902)	$(39,803)	0.2%
SG&A expenses as a percentage of total revenue	(3.4)%	(3.1)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses increased by 0.2% to $39.9 million for the six months ended June 30, 2014, compared to $39.8 million for the same period in 2013.

Selling expenses increased by 4.1% to $18.0 million for six months ended June 30, 2014 as compared to $17.3 million in the same period of 2013. The increase was mainly due to the increase in freight expenses as a result of the PRC government’s policy to increase freight train fees in early 2014.

In addition, general and administrative (“G&A”) expenses were approximately $21.9 million and $22.5 million for six months ended June 30, 2014 and 2013, respectively. The 2.7% decrease was mainly due to the decrease in salary expenses and union expenses.

Change in Fair Value of Profit Sharing Liability

Three months ended June 30, 2014 compared with three months ended June 30, 2013

(in thousands)	Three months ended
	June 30, 2014	June 30, 2013	Change %

Change in fair value of profit sharing liability	$(2,920)	$9,494	(130.8)%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease is a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. In 2013, we considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and steel industry outlook reports issued for 2014. As a result, we re-evaluated our projected operating profit (loss) taking into consideration the macroeconomic events in China, as well as our most recent operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the first quarter of 2013, and the lack of gross profit recovery as quickly as expected in 2012, we foresaw a greater downward trend in 2014 through 2016 than previously anticipated in 2012. As our projected profit (loss) decreased in 2013, the fair value of our profit sharing liability was reduced compared with our previous estimates in 2012 and we recognized a gain of $9.5 million in our income from operations for the three months ended June 30, 2013. In 2014, the outlook has not changed significantly. As a result, we recognized a loss on the change in the fair value of the profit sharing liability of $(2.9) million primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

(in thousands)	Six months ended
	June 30, 2014	June 30, 2013	Change %

Change in fair value of profit sharing liability	$(2,969)	$56,273	(105.3)%

As discussed above, our projected profit (loss) decreased in 2013, and as a result, the fair value of our profit sharing liability was reduced compared with our previous estimates in 2012 and we recognized a gain of $56.3 million in our income (loss) from operations for the three months ended June 30, 2013. In 2014, the outlook has not changed significantly and we recognized a loss on the change in the fair value of the profit sharing liability of $(3.0) million primarily due to the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated.

Income (Loss) from Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013

(in thousands)	Three months ended
	June 30, 2014	June 30, 2013	Change %

Income (loss) from operations	$6,325	$(46,890)	(113.5)%

Income from operations for the three months ended June 30, 2014 was $6.3 million compared with a $46.9 million loss from operations for the same period in 2013. The increase in income from operations was predominantly due to the increase in gross profit offset by the loss from the change in fair value of the profit sharing liability.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

(in thousands)	Six months ended
	June 30, 2014	June 30, 2013	Change %

Loss from operations	$(37,338)	$(14,999)	148.9%

Loss from operations for the six months ended June 30, 2014 was $37.3 million compared with a loss of $15.0 million for the same period in 2013. The increase in the loss from operations was predominantly due to the decrease in the gain from the change in fair value of the profit sharing liability, offset by the increase in gross profit.

Other Income (Expense)

Three months ended June 30, 2014 compared with three months ended June 30, 2013

(in thousands)	Three months ended
	June 30, 2014	June 30, 2013	Change %

Interest income	$4,066	$3,383	20.2%
Finance/interest expense	(20,950)	(16,094)	30.2%
Financing cost on capital lease	(5,669)	(5,122)	10.7%
Loss on disposal of equipment	(142)	(235)	(39.6)%
Income from equity investment	54	132	(59.1)%
Foreign currency transaction gain (loss)	(963)	98	(1,082.7)%
Lease income	542	539	0.6%
Other non-operating income, net	302	521	(42.0)%
Total other expense, net	$(22,760)	$(16,778)	35.7%

Total other expense, net, for the three months ended June 30, 2014 was $22.8 million, a 35.7% increase compared with $16.8 million for the same period in 2013. The increase was mainly a result of the $4.9 million increase in finance/interest expense and $1.1 million increase in foreign currency transaction loss from the appreciation of our USD bank loans. The increase in finance/interest expense was mainly a result of the increase in finance charges from bank notes receivable redemptions prior to maturity and the amount borrowed from banks and third parties in the second quarter of 2014 compared with the same period in 2013. As a result, notes receivable early redemption expenses for the three months ended June 30, 2014 amounted to $12.8 million, a $6.3 million or 96.9% increase from $ 6.5 million for the same period in 2013. At the same time, interest expense on loan borrowings for the three months ended June 30, 2014 amounted to $8.2 million, a $2.3 million or 21.9% decrease from $10.5 million for the same period in 2013.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

(in thousands)	Six months ended
	June 30, 2014	June 30, 2013	Change %

Interest income	$7,258	$5,822	24.7%
Finance/interest expense	(44,559)	(35,856)	24.3%
Financing cost on capital lease	(10,755)	(10,217)	5.3%
Gain (loss) on disposal of equipment	(96)	96	(200.0)%
Income from equity investment	67	90	(25.6)%
Foreign currency transaction gain (loss)	(1,817)	126	(1,542.1)%
Lease income	1,088	1,071	1.6%
Other non-operating income, net	126	790	(84.1)%
Total other expense, net	$(48,688)	$(38,078)	27.9%

Total other expense, net, for the six months ended June 30, 2014 was $48.7 million, a 27.9% increase compared with $38.1 million for the same period in 2013. The increase was mainly a result of the $8.7 million increase in finance/interest expense and $1.9 million increase in foreign currency transaction loss from the appreciation of our USD bank loans. The increase in finance/interest expense was mainly a result of the increase in finance charges from bank notes receivable redemptions prior to maturity and the amount borrowed from banks and third parties for the six months ended June 30, 2014 compared with the same period in 2013. As a result, notes receivable early redemption expenses for the six months ended June 30, 2014 amounted to $26.9 million, a $9.6 million or 55.5% increase from $17.3 million for the same period in 2013, and interest expense on loan borrowings for the six months ended June 30, 2014 amounted to $17.7 million, a $0.8 million or 4.3% decrease from $18.5 million for the same period in 2013.

Income Taxes

For the three months ended June 30, 2014 and 2013, we had a total tax provision of $107 thousand and $105 thousand, respectively, from our profitable subsidiaries. For the three months ended June 30, 2014, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and thus we provided a 100% valuation allowance for the deferred tax assets. No deferred income tax provision was recorded for the three months ended June 30, 2014 as the deferred tax assets had been fully reserved.

For the three months ended June 30, 2014 and 2013, we had effective tax rates of (0.7)% and (0.2)%, respectively.

For the six months ended June 30, 2014 and 2013, we had a total tax provision of $112 thousand and $176 thousand, respectively, from our profitable subsidiaries. For the six months ended June 30, 2014, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and thus we provided a 100% valuation allowance for the deferred tax assets. As a result, no deferred income tax provision was recorded for the six months ended June 30, 2014 as the deferred tax assets had been fully reserved.

For the six months ended June 30, 2014 and 2013, we had effective tax rates of (0.1)% and (0.3)%, respectively.

Net Loss

Three months ended June 30, 2014 compared with three months ended June 30, 2013

(in thousands)	Three months ended
	June 30, 2014	June 30, 2013	Change %

Net loss	$(16,542)	$(63,773)	(74.1)%

Six months ended June 30, 2014 compared with six months ended June 30, 2013

(in thousands)	Six months ended
	June 30, 2014	June 30, 2013	Change %

Net Loss	$(86,138)	$(53,253)	61.8%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2014 compared with three months ended June 30, 2013

(in thousands)	Three months ended
	June 30, 2014	June 30, 2013	Change %

Net loss	$(16,542)	$(63,773)	(74.1)%
Less: Net loss attributable to the non-controlling interest	(5,523)	(23,955)	(76.9)%
Net loss attributable to General Steel Holdings, Inc.	$(11,019)	$(39,818)	(72.3)%

Net loss attributable to us for the three months ended June 30, 2014 was $11.0 million compared with $39.8 million for the same period in 2013. The decrease in net loss attributable to us for the three months ended June 30, 2014 was mainly a result of the $63.6 million increase in gross profit offset by a $12.4 million decrease in the gain from the change in the fair value of our profit sharing liability and a $4.9 million increase in finance/interest expense.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

(in thousands)	Six months ended
	June 30, 2014	June 30, 2013	Change %

Net income (loss)	$(86,138)	$(53,253)	61.8%
Less: Net income (loss) attributable to the non-controlling interest	(31,555)	(16,538)	90.8%
Net income (loss) attributable to General Steel Holdings, Inc.	$(54,583)	$(36,715)	48.7%

Net loss attributable to us for the six months ended June 30, 2014 was $54.6 million compared with $36.7 million for the same period in 2013. The increase in net loss attributable to us for the six months ended June 30, 2014 was mainly a result of the $37.0 million increase in gross profit offset by a $59.2 million decrease in the gain from the change in the fair value of our profit sharing liability and a $8.7 million increase in finance/interest expense.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of June 30, 2014, our current liabilities exceeded our current assets by approximately $1.3 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantees from related parties; and
•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, Management and our Board of Directors are of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due for at least the next year from the reporting date. As a result, our unaudited condensed consolidated financial statements for the period ended June 30, 2014 have been prepared on a going concern basis.

As of June 30, 2014, we had cash and restricted cash aggregating $492.9 million, of which $448.1 million was restricted.

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

Substantially all our operations are conducted in China and all of our revenues are denominated in Renminbi (“RMB”). RMB is subject to exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC law, RMB is currently convertible into U.S. Dollars under a company’s “current account,” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE), but is not convertible from a company’s “capital account,” which includes foreign direct investments and loans, without the prior approval of the SAFE.

We have previously raised money in the U.S. capital markets which provided the capital needed for our operations and for General Steel Investment Co, Ltd. (“General Steel Investment”). Thus the foreign currency restrictions and regulations in the PRC on dividend distributions will not have a material impact on the liquidity, financial condition and results of operations of General Steel Holdings, Inc. and General Steel Investment.

Although the steel industry is slowing down due to over-capacity issues in the PRC, in order for us to stay competitive, we continue to look for opportunities to improve the efficiency of our production lines. In addition to the renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010, in July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from our Maoming Hengda facility and will consume less energy when running at maximum efficiencies compared with our previous production line. In September 2012 we began the construction of a 900,000 metric ton capacity rebar production line, which was completed and put into production in September 2013. In March 2013, we began the construction of a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. The 1,200,000 metric ton capacity rebar production line was completed and put into t production in February 2014. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of June 30, 2014, we had $875.5 million in short-term notes payable liabilities, which were secured by restricted cash of $430.2 million and restricted notes receivable of $51.0 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are required to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of June 30, 2014, we had $201.7 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

We are able to repay our short-term notes payables and short term bank loans upon maturity using available capital resources.

For more details about our debt, see Note 9 in our Notes to the unaudited condensed consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 19 in our Notes to the unaudited condensed consolidated financial statements included in this report.

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between 4.6% to 9.6% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 4.6% to 9.6% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended June 30, 2014 and 2013 amounted to $229.1 million and $188.1 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2014 and 2013 amounted to $0.8 million and $1.5 million, respectively.

Total financing sales for the six months ended June 30, 2014 and 2013 amounted to $459.6 million and $353.3 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the six months ended June 30, 2014 and 2013 amounted to $1.7 million and $3.1 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of June 30, 2014 and December 31, 2013 were (5.4) and (6.5), respectively. As of June 30, 2014, our current liabilities exceed current assets (excluding deferred lease income) by $1.3 billion.

Longmen Joint Venture, as our most important subsidiary, accounted for a majority of our total sales. As such, the majority of our working capital needs come from Longmen Joint Venture. Our ability to continue as a going concern depends heavily on Longmen Joint Venture’s operations, as well as its ability to obtain external financial supports, including but not limited to lines of credit from banks and vendor financing. If Longmen Joint Venture does not maintain a sufficient level of financial support by renewing its financing terms with existing financing sources or obtaining new sources of financial support, there may be an immediate negative impact on our operations and ability to continue as a going concern. Longmen Joint Venture has obtained different types of financial support, which include lines of credit from banks, vendor financing, financing sales, other financing and sales representative financing.

For more details and terms about our financial support, see Note 2(d) in our Notes to the condensed consolidated financial statements.

With the financial support from the banks and the companies discussed in Note 2(d) in our Notes to the condensed consolidated financial statements, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of June 30, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flow items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ending June 30, 2015
Estimated current liabilities over current assets (excluding deferred lease income) as of June 30, 2014 (unaudited)	$(1,327.5)
Projected cash financing and outflows:
Cash provided by lines of credit from banks	147.9
Cash provided by vendor financing	893.8
Cash provided by other financing	362.4
Cash provided by sales representatives	23.1
Cash projected to be used in operations in the twelve months ending June 30, 2015	(28.8)
Cash projected to be used for financing cost in the twelve months ending June 30, 2015	(63.7)
Net projected change in cash for the twelve months ending June 30, 2015	$7.2

As a result, the unaudited condensed consolidated financial statements for the six month period ended June 30, 2014 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash provided by (used in) operating activities for the six months ended June 30, 2014 and 2013 was $121.7 million and $(61.4) million, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income (loss) of $61.0 million for the six months ended June 30, 2014, compared with $(3.8) million in the same period in 2013. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Change in fair value of derivative liabilities - warrants;
-	Change in fair value of profit sharing liability.
-	(Gain) loss on disposal of equipment and intangible assets;
-	Provision for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for service and compensation;
-	Amortization of deferred financing cost on capital lease;
-	(Income) loss from equity investments;
-	Foreign currency transaction (gain) loss;
-	Deferred lease income; and

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease was mainly due to less notes receivable being received as a form of payment in the first six months of 2014 compared with the same period in 2013;
-	Prepaid taxes: The decrease was mainly due to the decrease in prepaid VAT purchase taxes along with the decrease in purchases in the first six months of 2014 compared with the same period in 2013;
-	Accounts payable - related parties: The increase in accounts payable - related parties was mainly due to Longmen Joint Venture making more purchases from related parties during the six months ended June 30, 2014 compared with the same period in 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payments for a certain period;
-	Customer deposits, including related parties: The increase in customer deposits, including related parties, was mainly due to our customers making more prepayments to us in the six months ended June 30, 2014. These deposits were subsequently recognized as sales after June 30, 2014 in accordance with our sales recognition policy.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Advance on inventory purchases, including related parties: The increase was mainly due to more advance payments made to both third parties and related parties for raw material purchases to meet future production requirements. Advance payments are a prevailing requirement on iron ore purchases in the steel production industry; and
-	Accounts payable: The decrease in accounts payable was mainly due to Longmen Joint Venture making fewer purchases from third parties during the six months ended June 30, 2014 compared with the same period in 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payments for a certain period.

Investing activities

Net cash used in investing activities was $164.5 million for the six months ended June 30, 2014 compared with $102.2 million for the six months ended June 30, 2013. Fluctuations in cash outflow between the two periods was mainly due to the increase in cash used for equipment and intangible asset purchases for the six months ended June 30, 2014, which amounted to $112.7 million, compared with $52.4 million in the same period in 2013.

Financing activities

Net cash provided by financing activities was $56.0 million for the six months ended June 30, 2014 compared with $183.9 million for the six months ended June 30, 2013. Compared with the same period in 2013, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Short term notes payable: We borrowed more notes payables to banks to pay suppliers for the six months ended June 30, 2014 compared with the same period in 2013 and repaid more notes payable from the banks during the quarter;

•	Short term loans – bank: We borrowed more from banks during the six months ended June 30, 2014 compared with the same period in 2013;

•	Short term loans – others: We repaid fewer loans from third parties during the six months ended June 30, 2014 compared with the same period in 2013; and

•	Short term loans – related parties: We repaid fewer loans from related parties during the six months ended June 30, 2014 compared with the same period in 2013.

The cash inflow was offset by the following cash outflow:

•	Short term loans: We repaid more money to banks during the six months ended June 30, 2014 as they became due compared with the same period in 2013 and borrowed less short term loans from the other parties and related parties during the quarter as we generated positive operating cash flows in the first quarter of 2014 allowing us to decrease borrowings on short term loans; and
•	Deposits due to sales representatives: We received fewer deposits from sales representatives during the three months ended June 30, 2014 compared with the same period in 2013.

Impact of Inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of our raw materials. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We manage our price risks through productivity improvements and cost-containment measures. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

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

During 2010 and 2012, more than $9.6 million (RMB 60 million) was spent on the technical upgrade and renovation of our converters and $0.88 billion (RMB 5.5 billion) was spent on the upgrade of the blast furnaces and sintering machines.

In 2012, we installed desulfidation equipment for two sintering machines, which started operating in June 2012.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2014 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

Contractual Obligations and Commercial Commitments

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. Throughout our operating history, we have funded our contractual obligations and commercial commitments through financing arrangements and operating cash flow, including but not limited to, operating income, payments collected from customers in advance and stock issuances. We have presented in the tables below a summary of the most significant contractual obligations and commercial commitments, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of June 30, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Notes payable	$875,479	$875,479	$-	$-	$-
Bank loans (1)	201,673	201,673	-	-	-
Other loans, including related parties	218,391	218,391	-	-	-
Deposits due to sales representatives, including related parties	23,093	23,093	-	-	-
Lease obligations	23,168	1,055	1,132	1,132	19,849
Construction obligations - Longmen Joint Venture (2)	326,316	326,316	-	-	-
Long term loan – Shaanxi Steel	72,124	62,374	9,750	-	-
Capital lease obligations	391,274	6,443	128,950	28,558	227,323
Profit sharing liability	164,067	-	-	-	164,067
Total	$2,295,585	$1,714,824	$139,832	$29,690	$411,239

(1)	Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to the bank’s credit reevaluation. These loans amount includes estimated interest payments as well as principal repayment.

(2)	Upon completion of the construction obligations – Longmen Joint Venture, if Longmen Joint Venture is unable to repay the obligation when due, Shaanxi Steel will support Longmen Joint Venture for such obligations.

As of June 30, 2014, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $265.4 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$153,563	Various from July 2014 to August 2015
Three-party financing agreements	19,500	Various from July 2014 to May 2015
Confirming storage	52,975	Various from August 2014 to April 2015
Financing by the rights of goods delivery in future	39,406	Various from July to October 2014
Total	$265,444

 As of June 30, 2014, we did not accrue any liability for the amount we have guaranteed for third parties and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The unaudited condensed consolidated financial statements have been prepared on a historical cost basis to reflect the financial position and results of operations of the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Subsidiaries are those entities in which our Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at a meeting of directors.

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

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board of Directors with respect to Longmen Joint Venture, the powers, rights and roles of both bodies were considered to determine which has the power to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed. The Supervisory Committee, on which we hold 2 out of 4 seats, requires a ¾ majority vote, whereas the Board of Directors, on which we hold 4 out of 7 seats, requires a simple majority vote. The Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board of Directors and the Supervisory Committee, the Board of Directors prevails. In other words, the Supervisory Committee is considered to be subordinate to the Board of Directors. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We control 60% of the voting rights of the Board of Directors, have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance. We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. As such, we have the power to direct the activities of the VIE. However, uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment.

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

We have determined that it is appropriate for Longmen Joint Venture to consolidate Hualong and Huatianyulong with appropriate recognition in our financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture.

Revenue recognition

We follow U.S. GAAP regarding revenue recognition. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, we have no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met are recorded as customer deposits. Sales revenue represents the invoiced value of goods, net of value-added tax (VAT). All our products sold in the PRC are subject to a Chinese VAT at a rate of 13% to 17% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product.

We infrequently engage in trading transactions in which we act as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligors, we do not have any general inventory risk, physical inventory loss risk or credit risk, and we do not have latitude in establishing prices. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45.

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

The estimated useful lives are as follows:

Buildings and improvements	10-40 Years
Machinery	10-30 Years
Machinery and equipment under capital leases	20 Years
Other equipment	5 Years
Transportation equipment	5 Years

We periodically re-evaluate the useful lives of our plant and equipment to determine whether events subsequent to their acquisition or other circumstances warrant any revision of the estimated useful lives.

Impairment of long-lived assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we determine whether any impairment of long-lived assets exists using the projected undiscounted cash flow method. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors.

The discount rate that is commensurate with the risk inherent in our business model is determined by our management. An impairment charge would be recorded if we determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets.

As of June 30, 2014, the fair value of our plant and equipment exceeded our carrying value of these assets by approximately 75%. We used the estimated discounted cash flow from these assets to determine their fair value. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believe these assumptions provide us the best estimates of projecting our future cash flows from these assets, net of any related cash outflow of our costs, expenses and taxes related to these revenues. In the future, the estimated fair value of these assets may be lower than their current fair value, which could result in future impairment charges if potential events occur to further reduce the current selling price or product demand in the steel market or increase our costs that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant accounting estimates reflected in our financial statements include the useful lives of and impairment for property, plant and equipment, potential losses on uncollectible receivables, the recognition of contingent liabilities, the interest rate used in financing sales, the fair value of the assets recorded under capital leases, the present value of the net minimum lease payments for the capital leases and the fair value of the profit sharing liability. Actual results could differ from these estimates.

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

We also analyze all financial instruments with features of both liabilities and equity under the accounting standard establishing, “accounting for certain financial instruments with characteristics of both liabilities and equity,” the accounting standard regarding “accounting for derivative instruments and hedging activities” and “accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock.” Additionally, we analyze registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under the accounting standard establishing “accounting for registration payment arrangements.”

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

The warrants issued in conjunction with notes we issued in December 2007 were carried at fair value. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs.

The profit sharing liability associated with our capital lease at Longmen Joint Venture is accounted for as a derivative liability and is recorded at its fair value, with the change in fair value charged or credited to income each period.  We determine the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which is currently 7.3%.

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the six months ended June 30, 2014 and 2013. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

General Steel (China) is located in Tianjin Coastal Economic Development Zone and is subject to an income tax rate of 25%.

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

Capital lease obligations

Iron and steel production facilities

On April 29, 2011, we, along with Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities constructed by Shaanxi Steel, including one sintering machine, two converters, two blast furnaces and other auxiliary systems. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the new iron and steel making facilities, to be paid over the term of the Unified Management Agreement of 20 years; and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and was therefore considered part of the minimum lease payment for purposes of determining the value of the leased asset and obligation at the inception of the lease. The initial lease liability was reduced by the initial fair value of the profit sharing component which, as discussed above, is recognized as a separate derivative instrument financial liability carried at fair value. See Note 16 – “Profit sharing liability” in the Notes to Condensed Consolidated Financial Statements.

Energy-saving equipment

During 2013, Longmen Joint Venture entered into capital lease agreements for energy-saving equipment to be installed throughout the production chain. Under these agreements, Longmen Joint Venture uses the energy-saving equipment for which the vendors are responsible for the design, purchase, installation, and on-site testing, as well as the ownership rights to the equipment during the lease periods. The lease periods, which vary between four to six years, begin upon the completion of the equipment installation, testing, and the issuance of the energy-saving rate reports to be agreed upon by both the vendors and Longmen Joint Venture. As the ownership rights of the equipment transfer to Longmen Joint Venture at the end of the lease periods, these agreements are accounted for as capital leases.

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to make additional lease payments based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the six months ended June 30, 2014 and 2013, no contingent rent expense was incurred under these lease agreements.

Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation” in the Notes to Condensed Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 2(h) – “Financial instruments” and Note 16 – “Profit sharing liability” in the Notes to Condensed Consolidated Financial Statements for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made during the six months ended June 30, 2014 and 2013.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. Early adoption is permitted. We do not expect the adoption of this guidance will have a significant impact on the our financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. This ASU is effective retrospectively for fiscal years, and interim periods within those years beginning after December 15, 2016 for public companies and 2017 for non-public entities. Management is evaluating the effect, if any, on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of comments received from the Staff of the United States Securities and Exchange Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff of the Commission and us, we concluded that the classification, display and disclosure of our profit sharing liability (which is accounted for at fair value as a derivative instrument liability) had been incomplete and inconsistent. As a result, we have restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended March 31, 2014. The restatements are set out in our Form 10-K/A for the year ended December 31, 2013 and Form 10-Q/A for the quarter ended March 31, 2014. Although the restatements did not result in any restatement of the reported balance sheets nor adjustment of reported net income for any period presented, because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in our disclosure controls and procedures.

As a result of such material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2014.

Despite the existence of the material weakness in our disclosure controls and procedures, we believe that the condensed consolidated financial statements included in this Form 10-Q present, in all material respects, our financial position, results of operations and comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2014, in connection with two services agreements relating to investor relations and consulting services, both dated as of January 14, 2014, we issued 80,000 shares of common stock. The total cost of the stock issuance was $80,800. The shares were valued at $1.01 per share, the quoted market price at the time the services were provided. The recipients are accredited investors and the issuances are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption from registration provided pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURIITES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed June 30, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

***	XBRL (Extensive Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

