Form 10-Q
period 2014-09-30
GENERAL STEEL HOLDINGS INC
filed 2014-11-14
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

+86 (10) 5775 7648

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

As of November 7, 2014, 60,922,382 (excluding 2,472,306 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$22,108	$31,967
Restricted cash	383,250	399,333
Notes receivable	66,984	60,054
Restricted notes receivable	109,510	395,589
Loan receivable	14,625	-
Loan receivable - related party	-	4,540
Accounts receivable, net	8,481	4,078
Accounts receivable - related parties	2,153	2,942
Other receivables, net	77,232	54,716
Other receivables - related parties	71,980	54,106
Inventories	250,017	212,921
Advances on inventory purchase	43,374	44,897
Advances on inventory purchase - related parties	127,899	83,003
Prepaid expense and other	3,943	1,388
Prepaid taxes	11,935	28,407
Short-term investment	2,763	2,783
TOTAL CURRENT ASSETS	1,196,254	1,380,724

PLANT AND EQUIPMENT, net	1,516,009	1,271,907

OTHER ASSETS:
Advances on equipment purchase	15,655	6,409
Investment in unconsolidated entities	16,742	16,943
Long-term deferred expense	496	668
Intangible assets, net of accumulated amortization	23,121	23,707
TOTAL OTHER ASSETS	56,014	47,727

TOTAL ASSETS	$2,768,277	$2,700,358

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$784,323	$1,017,830
Accounts payable	589,283	434,979
Accounts payable - related parties	265,744	235,692
Short term loans - bank	248,289	301,917
Short term loans - others	60,340	62,067
Short term loans - related parties	223,460	126,693
Current maturities of long-term loans - related party	67,249	53,013
Other payables and accrued liabilities	50,568	45,653
Other payable - related parties	101,475	94,079
Customer deposits	186,807	87,860
Customer deposits - related parties	113,674	64,881
Deposit due to sales representatives	29,917	24,343
Deposit due to sales representatives - related parties	2,308	1,997
Taxes payable	3,930	4,628
Deferred lease income, current	2,171	2,187
Capital lease obligations, current	6,825	4,321
TOTAL CURRENT LIABILITIES	2,736,363	2,562,140

NON-CURRENT LIABILITIES:
Long-term loans - related party	4,875	19,644
Deferred lease income, noncurrent	73,077	75,257
Capital lease obligations, noncurrent	388,615	375,019
Profit sharing liability at fair value	149,363	162,295
TOTAL NON-CURRENT LIABILITIES	615,930	632,215

TOTAL LIABILITIES	3,352,293	3,194,355

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2014 and December 31, 2013	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 58,394,688 and 58,234,688 shares issued, 55,922,382 and 55,762,382 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	58	58
Treasury stock, at cost, 2,472,306 shares as of September 30, 2014 and December 31, 2013	(4,199)	(4,199)
Paid-in-capital	107,249	106,878
Statutory reserves	6,485	6,243
Accumulated deficits	(472,871)	(414,798)
Accumulated other comprehensive income	(189)	729
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(363,464)	(305,086)

NONCONTROLLING INTERESTS	(220,552)	(188,911)

TOTAL DEFICIENCY	(584,016)	(493,997)

TOTAL LIABILITIES AND DEFICIENCY	$2,768,277	$2,700,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

SALES	$456,142	$514,549	$1,476,784	$1,534,330

SALES - RELATED PARTIES	106,680	95,546	268,262	380,707
TOTAL SALES	562,822	610,095	1,745,046	1,915,037

COST OF GOODS SOLD	447,263	511,932	1,460,018	1,550,829

COST OF GOODS SOLD - RELATED PARTIES	105,949	89,932	269,885	387,446
TOTAL COST OF GOODS SOLD	553,212	601,864	1,729,903	1,938,275

GROSS PROFIT (LOSS)	9,610	8,231	15,143	(23,238)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(16,434)	(19,661)	(56,336)	(59,464)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	14,727	39,164	11,758	95,437

INCOME (LOSS) FROM OPERATIONS	7,903	27,734	(29,435)	12,735

OTHER INCOME (EXPENSE)
Interest income	2,767	2,835	10,025	8,657
Finance/interest expense	(19,422)	(22,842)	(74,736)	(68,915)
Gain (loss) on disposal of equipment and intangible assets	(21)	17	(117)	113
Income from equity investments	32	47	99	137
Foreign currency transaction gain (loss)	3,146	322	1,329	448
Lease income	542	542	1,630	1,613
Other non-operating (expense) income, net	(18)	770	108	1,560
Other expense, net	(12,974)	(18,309)	(61,662)	(56,387)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(5,071)	9,425	(91,097)	(43,652)

PROVISION FOR INCOME TAXES
Current	93	25	205	201
Deferred	-	-	-	-
Provision for income taxes	93	25	205	201

NET (LOSS) INCOME	(5,164)	9,400	(91,302)	(43,853)

Less: Net (loss) income attributable to noncontrolling interest	(1,674)	5,599	(33,229)	(10,939)

NET (LOSS) INCOME ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(3,490)	$3,801	$(58,073)	$(32,914)

NET (LOSS) INCOME	$(5,164)	$9,400	$(91,302)	$(43,853)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(3,232)	(2,547)	509	(12,283)

COMPREHENSIVE (LOSS) INCOME	(8,396)	6,853	(90,793)	(56,136)

Less: Comprehensive (loss) income attributable to noncontrolling interest	(1,701)	4,782	(31,802)	(15,508)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(6,695)	$2,071	$(58,991)	$(40,628)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	55,878	55,141	55,845	54,976

(LOSS) INCOME PER SHARE
Basic and Diluted	$(0.06)	$0.07	$(1.04)	$(0.60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

(In thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,302)	$(43,853)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	71,696	64,955
Change in fair value of derivative liabilities	-	(1)
Change in fair value of profit sharing liability	(11,758)	(95,437)
(Gain) loss on disposal of equipment and intangible assets	117	(113)
Recovery of doubtful accounts	(324)	(251)
Reservation of mine maintenance fee	403	315
Stock issued for services and compensation	371	692
Amortization of deferred financing cost on capital lease	14,585	15,338
Income from equity investments	(99)	(137)
Foreign currency transaction gain	(1,329)	(448)
Deferred lease income	(1,630)	(1,613)
Changes in operating assets and liabilities
Notes receivable	49,973	32,138
Accounts receivable	(4,142)	(483)
Accounts receivable - related parties	768	11,968
Other receivables	(22,765)	(3,466)
Other receivables - related parties	(18,291)	(55,744)
Inventories	(41,206)	4,191
Advances on inventory purchases	1,195	1,996
Advances on inventory purchases - related parties	(45,566)	(27,882)
Prepaid expense and other	(2,567)	(1,016)
Long-term deferred expense	167	373
Prepaid taxes	16,286	8,250
Accounts payable	(50,586)	113,592
Accounts payable - related parties	17,178	54,364
Other payables and accrued liabilities	4,979	(3,742)
Other payables - related parties	8,089	(12,844)
Customer deposits	99,726	(33,185)
Customer deposits - related parties	49,335	(7,981)
Taxes payable	(665)	(7,317)
Other noncurrent liabilities	-	1,384
Net cash provided by operating activities	42,638	14,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	13,174	(72,676)
Loans to related parties	-	1,460
Cash proceeds from short term investment	-	(80)
Cash proceeds from sales of equipments and intangible assets	43	16
Equipment purchase and intangible assets	(117,826)	(75,326)
Net cash used in investing activities	(104,609)	(146,606)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	-	18,028
Restricted notes receivable	283,563	10,218
Borrowings on short term notes payable	1,264,884	1,348,631
Payments on short term notes payable	(1,491,237)	(1,370,832)
Borrowings on short term loans - bank	286,852	258,357
Payments on short term loans - bank	(337,007)	(155,390)
Borrowings on short term loan - others	47,755	148,678
Payments on short term loans - others	(32,389)	(169,558)
Borrowings on short term loan - related parties	47,189	362,202
Payments on short term loans - related parties	(23,353)	(274,718)
Deposits due to sales representatives	5,761	(6,521)
Deposit due to sales representatives - related parties	325	531
Payments on long-term loans - related party	-	(22,856)
Principal payment on capital lease obligation	(1,285)	-
Net cash provided by financing activities	51,058	146,770

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	1,054	1,417

(DECREASE) INCREASE IN CASH	(9,859)	15,624

CASH, beginning of period	31,967	46,467

CASH, end of period	$22,108	$62,091

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current assets	$1,037,052	$1,282,054
Plant and equipment, net	1,508,595	1,262,144
Other noncurrent assets	37,724	29,014
Total assets	2,583,371	2,573,212
Total liabilities	3,145,353	(3,040,879)
Net liabilities	$(561,982)	$(467,667)

VIE and its subsidiaries’ liabilities consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$776,198	$988,364
Accounts payable	579,077	393,816
Accounts payable - related parties	257,548	235,116
Short term loans - bank	204,576	267,688
Short term loans - others	54,163	55,844
Short term loans - related parties	222,792	125,236
Current maturities of long-term loans – related party	56,199	56,614
Other payables and accrued liabilities	41,277	37, 028
Other payables - related parties	96,094	88,914
Customer deposits	108,340	87,661
Customer deposits - related parties	17,876	18,359
Deposit due to sales representatives	29,917	24,343
Deposit due to sales representatives – related parties	2,308	1,997
Taxes payable	2,511	3,357
Deferred lease income	2,171	2,187
Capital lease obligations, current	6,825	4,321
Intercompany payable to be eliminated	60,501	21,420
Total current liabilities	2,518,373	2,412,265
Non-current liabilities:
Long term loans - related parties	15,925	16,043
Deferred lease income - noncurrent	73,077	75,257
Capital lease obligations, noncurrent	388,615	375,019
Profit sharing liability at fair value	149,363	162,295
Total non-current liabilities	626,980	628,614
Total liabilities of consolidated VIE	$3,145,353	$3,040,879

	Three months ended September 30, 2014	Three months ended September 30, 2013
	(in thousands)	(in thousands)
Sales	$559,317	$606,444
Gross profit	$9,010	$8,122
Income from operations	$9,746	$30,306
Net income attributable to controlling interest	$(3,378)	$8,284

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(in thousands)	(in thousands)
Sales	$1,740,645	$1,903,933
Gross profit (loss)	$15,020	$(23,704)
(Loss) income from operations	$(21,420)	$20,558
Net loss attributable to controlling interest	$(49,489)	$(18,335)

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as of September 30, 2014 and December 31, 2013, respectively, and for the three and nine months ended September 30, 2014 and 2013, respectively.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as of September 30, 2014 and December 31, 2013, respectively, and for the three and nine months ended September 30, 2014 and 2013, respectively.

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

The steel business is capital intensive and as a normal industry practice in the PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of September 30, 2014 and December 31, 2013 were (5.7) and (6.5), respectively. As of September 30, 2014, the Company’s current liabilities exceed current assets by $1.5 billion.

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

Lines of credit

The Company has lines of credit from the listed major banks totaling $141.4 million with expiration dates ranging from November 28, 2015 to January 30, 2016.

Banks	Amount of Line of Credit (in millions)	Repayment Date
China Minsheng Bank	97.5	November 28, 2015
China Everbright Bank	19.5	January 21, 2016
Huaxia Bank	24.4	January 30, 2016
Total	$141.4

As of the date of this report, the Company utilized $80.0 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $893.8 million with the following companies:

Company	Financing Period	Financing Amount (in millions)

Company A – related party	July 30, 2014 – July 30, 2019	$243.8
Company B – third party	January 22, 2014 – January 22, 2017	162.5
Company C – third party	October 1, 2013 – March 31, 2016	487.5
Total		$893.8

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for many years. On July 30, 2014, Company A signed a five-year agreement with Longmen Joint Venture to finance its coke purchases up to $243.8 million. Company B signed a three-year agreement with Longmen Joint Venture on January 22, 2014 to finance its coke purchases up to $162.5 million. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, the Company’s payables to Company A and Company B were approximately $72.2 million and $78.6 million, respectively.

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $487.5 million to commence on October 1, 2013 and end on March 31, 2015. On August 1, 2014, Company C signed an extension agreement with the Company and extended the financing terms to March 31, 2016. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, the Company did not have payable to Company C.

Other financing

On March 5, 2014, April 22, 2014, April 23, 2014, and October 30, 2014, Longmen Joint Venture signed two-to-three-year payment extension agreements with Company D, E, F, G, H and I listed below. In addition, Shaanxi Steel, a related party, agreed to finance the construction of Longmen Joint Venture’s #5 blast furnace, which commenced in March 2013, for construction-related payments up to $321.8 million (RMB 1.98 billion) and would not demand payment from Longmen Joint Venture until it would have available funds for repayment. As of September 30, 2014, Longmen Joint Venture’s payable related to the construction of the #5 blast furnace amounted to $218.9 million. In total, Longmen Joint Venture can obtain $662.6 million in financial support from payment extensions granted by the following seven companies:

Company	Financing Period	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$81.3
Company E – related party	April 23, 2014 – April 23, 2017	86.0
Company F – related party	April 22, 2014 – April 22, 2017	81.3
Company G – related party	March 5, 2014 – March 5, 2016	56.9
Company H – related party	March 5, 2014 – March 5, 2016	56.9
Company I – related party	October 30, 2014 – October 30, 2017	81.3
Shaanxi Steel – related party	Extended until funds available for repayment	218.9
Total		$662.6

As of the date of this report, our payables to Company D, Company E, Company F, Company G, Company H, Company I and Shaanxi Steel are approximately $16.3 million, $41.4 million, $11.6 million, $0, $0, $0 and $81.3 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of September 30, 2014, Longmen Joint Venture has collected a total amount of $32.2 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from September 30, 2014 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of September 30, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flows are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ending September 30, 2015
Current liabilities over current assets (excluding deferred lease income) as of September 30, 2014 (unaudited)	$(1,537.9)
Projected cash financing and outflows:
Cash provided by lines of credit from banks	141.4
Cash provided by vendor financing	893.8
Cash provided by other financing	662.6
Cash provided by sales representatives	32.2
Cash projected to be used in operations in the twelve months ending September 30, 2015	(33.5)
Cash projected to be used for financing cost in the twelve months ending September 30, 2015	(58.0)
Net projected change in cash for the twelve months ending September 30, 2015	$100.6

As a result, the unaudited condensed consolidated financial statements as of September 30, 2014 have been prepared on a going concern basis.

(e)	Use of estimates

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

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2014 and December 31, 2013 amounted to $405.4 million and $431.3 million, including $ 5.1 million and $ 2.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of September 30, 2014, $ 0.1 million cash in the bank was covered by insurance. The Company has not experienced any losses in its bank accounts and deposits its cash in a number of different banks to minimize its exposure to credit risk.

The Company’s five major customers are all distributors and collectively represented 16.0% and 16.9% of the Company’s total sales for the three and nine months ended September 30, 2014, respectively. None of the five major customers accounted for more than 10% of the total sales for the three and nine months ended September 30, 2014. The Company’s five major customers represented 25.5% and 23.4% of the Company’s total sales for the three and nine months ended September 30, 2013, respectively. None of the five major customers individually accounted for more than 10% of the total sales for the three months or the nine months ended September 30, 2013. None of the five major customers has accounts receivable, including related parties, with the Company as of September 30, 2014 and December 31, 2013, respectively.

For the three and nine months ended September 30, 2014, the Company purchased 18.8% and 29.5% of its raw materials from five major suppliers, respectively. None of the five major suppliers individually accounted for more than 10% of the total purchases for the three and nine months end September 30, 2014. Purchases from the five major suppliers represented 15.3% and 29.3% of the Company’s total purchases for the three months and nine months ended September 30, 2013, respectively. None of the five major suppliers individually accounted for more than 10% of the total purchases for the three months or nine months ended September 30, 2013, respectively. These five suppliers accounted for 25.7% and 29.1% of total accounts payable, including related parties, as of September 30, 2014 and December 31, 2013, respectively. None of the five major suppliers individually accounted for more than 10% of total accounts payable as September 30, 2014 and December 31, 2013.

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

Translation adjustments included in accumulated other comprehensive income amounted to $(0.2) million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively. The balance sheet amounts, with the exception of equity, at September 30, 2014 and December 31, 2013 were translated at 6.15 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended September 30, 2014 and 2013 were 6.16 RMB and 6.16 RMB, respectively. The average translation rates applied to the statements of operations for the nine months ended September 30, 2014 and 2013 were 6.15 RMB and 6.21 RMB, respectively. Cash flows are also translated at average translation rates for the periods; as a result, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances in the consolidated balance sheet.

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

Each period, the Company considers whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, the Company has not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability
•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate
•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods
•	the People’s Bank of China has not recently adjusted any borrowing rate
•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies
•	the bank interest rates are assessed by each individual bank and governed by the Chinese banking regulatory bodies. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture are based upon, but not limited to, the following assumptions:

·	projected selling units and growth in the steel market
·	projected unit selling price in the steel market
·	projected unit purchase cost in the coal and iron ore markets
·	selling and general and administrative expenses to be in line with the growth in the steel market
·	projected bank borrowings
·	interest rate index
·	gross national product index
·	industry index
·	government policy

From inception to December 31, 2012, the assumptions underlying the estimated fair value did not change significantly. Beginning in the first quarter of 2013, the assumptions related to unit selling prices and costs were revised, resulting in a reduction of the estimated profit sharing liability. These assumptions were further revised during 2013. The above assumptions were again reviewed by the Company at September 30, 2014 and the assumptions related to the projected growth in the steel market and costs were revised, resulting in a further reduction of the estimated profit sharing liability. For the nine months ended September 30, 2014, the Company recognized a gain on the change in the fair value of the profit sharing liability of $11.8 million due to a $17.1 million reduction in the fair value of profit sharing liability resulting from the change in estimates of future operating profits and a $3.4 million reduction resulting from the Asset Pool’s operating results for the nine months ended September 30, 2014 being slightly less favorable than previously estimated as of December 31, 2013, offset by a $8.8 million loss from the present value discount. The estimated fair value of the profit sharing liability at September 30, 2014 is $149.4 million.

Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowing rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of September 30, 2014 would have been $170.5 million and we would decrease the gain from the change in the fair value of the profit sharing liability by $21.2 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of September 30, 2014 would have been $142.6 million and we would increase the gain from the change in the fair value of the profit sharing liability by $6.8 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

(in thousands)	Carrying Value as of September 30, 2014	Fair Value Measurements at September 30, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$149,363	$-	$-	$149,363
Total	$149,363	$-	$-	$149,363

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 and for the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$162,295	$328,828
Change in fair value of profit sharing liability:
Change in estimate of future operating profits	(17,146)	(183,528)
Change in discount rate	-	-
Interest expense - present value discount amortization	8,795	16,872
Difference between the previously estimated operating results for the current period and actual results	(3,407)	(7,913)
Change in derivative liabilities - warrants	-	1
Exchange rate effect	(1,174)	8,035
Ending balance	$149,363	$162,295

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

Interest expense for early submission requests for payment for the three months ended September 30, 2014 and 2013 amounted to $10.2 million and 9.6 million, respectively, and amounted to $37.1 million and $26.9 million, respectively, for the nine months ended September 30, 2014 and 2013.

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

The Company assesses all significant leases for purposes of classification as either operating or capital. At lease inception, if the lease meets any of the four following criteria, the Company will account for it as a capital lease; otherwise it will be treated as an operating lease: a) transfer of ownership to lessee at the end of the lease term, b) bargain purchase option, c) lease term is equal to 75% or more of the estimated economic life of the leased property, d) the present value of the minimum lease payments is 90% or more of the fair value of the leased asset.

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

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2014, the Company expects these assets to be fully recoverable.

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

The table below summarizes Longmen Joint Venture’s investment holdings as of September 30, 2014 and December 31, 2013.

Unconsolidated entities	Year acquired	September 30, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,130	24.1	$1,215	24.1

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of September 30, 2014 and December 31, 2013.

Unconsolidated entities	Year acquired	September 30, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,612	32.0	$15,728	32.0

Total investment income in unconsolidated subsidiaries amounted to $0.03 million and $0.05 million for the three months ended September 30, 2014 and 2013, respectively, and $0.1 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company infrequently engages in trading transactions in which the Company acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligors, the Company does not have any general inventory risk, physical inventory loss risk or credit risk, and the Company does not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount in accordance with ASC 605-45.

(n)	Recently issued accounting pronouncements

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments stipulate that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition would be achieved. The amendments in this Accounting Standards Update are effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have material impact on the Company’s condensed consolidated financial statements, although there may be additional disclosures upon adoption.

In November 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on the Company’s condensed consolidated financial statements.

Note 3 – Loans receivable (including related parties)

Loans receivable represent amounts the Company expects to collect from third parties and related parties upon maturity.

The Company had the following loan receivable due within one year as of:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Loan to third party; due on demand and non-interest bearing.	$14,625	$-
Total loan receivable	$14,625	$-

The Company had the following loan receivable – related party due within one year as of:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Loan to Teamlink Investment Co., Ltd; due in June, July and December 2014; interest rate is 4.75%	$-	$4,540
Total loan receivable – related party	$-	$4,540

See Note 18 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively.

Total interest income for the loans amounted to $0.2 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Accounts receivable	$9,209	$5,131
Less: allowance for doubtful accounts	(728)	(1,053)
Accounts receivable – related parties	2,153	2,942
Net accounts receivable	$10,634	$7,020

Changes in the allowance for doubtful accounts are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$1,053	$1,367
Charge to expense	-	96
Less: recovery	(317)	(449)
Exchange rate effect	(8)	39
Ending balance	$728	$1,053

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Supplies	$22,459	$21,040
Raw materials	157,872	164,301
Finished goods	86,762	42,977
Less: allowance for inventory valuation	(17,076)	(15,397)
Total inventories	$250,017	$212,921

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of September 30, 2014 and December 31, 2013, the Company had provided allowance for inventory valuation in the amounts of $17.1 million and $15.4 million, respectively.

Changes in the allowance for inventory valuation are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$15,397	$9,585
Addition	17,099	15,194
Less: write-off	(15,304)	(9,757)
Exchange rate effect	(116)	375
Ending balance	$17,076	$15,397

Note 6 – Advances on inventory purchases

Advances on inventory purchases are monies deposited or advanced to outside vendors or related parties on future inventory purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will complete its purchases on a timely basis.

This amount is refundable and bears no interest. The Company has legally binding contracts with its vendors, which require the deposit to be returned to the Company or netted against accounts payable due to its vendors to the extent there are unpaid balances when the contract ends. The inventory is normally delivered within one month after the monies have been advanced. The total outstanding amount, including advances to related parties, was $171.3 million and $127.9 million as of September 30, 2014 and December 31, 2013, respectively.

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Buildings and improvements	$311,562	$274,402
Machinery	657,680	667,093
Machinery under capital lease	625,196	623,895
Transportation and other equipment	23,177	22,991
Construction in progress	294,062	11,412
Subtotal	1,911,677	1,599,793
Less: accumulated depreciation	(395,668)	(327,886)
Total	$1,516,009	$1,271,907

Construction in progress consisted of the following as of September 30, 2014:

Construction in progress	Value	Completion	Estimated additional cost to complete
description	(In thousands)	date	(In thousands)
Equipment updates	1,992	December 2014	12,869
Sintering machine construction	84,831	November 2014	59,875
#5 blast furnace construction	185,354	December 2014	32,709
Reconstruction of miscellaneous factory buildings	5,649	September 2015	5,242
Project materials	2,139		-
Others	14,097		-
Total	$294,062		$110,695

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

The carrying value of assets acquired under the capital lease consists of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$625,196	$623,895
Less: accumulated depreciation	(99,777)	(77,086)
Carrying value of leased assets	$525,419	$546,809

The Company assessed the recoverability of all of its remaining long lived assets at September 30, 2014 and December 31, 2013, respectively, and such assessment did not result in any impairment charges.

Depreciation expense for the three months ended September 30, 2014 and 2013 amounted to $23.7 million and $21.6 million, respectively, and for the nine months ended September 30, 2014 and 2013, amounted to $71.0 and $64.1 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2014 and 2013, which amounted to $7.7 million and $7.1 million, respectively, and for the nine months ended September 30, 2014 and 2013, amounted to $23.3 and $21.2 million, respectively.

Note 8 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Land use rights	$30,650	$30,884
Mining right	2,441	2,459
Software	1,049	743
Subtotal	34,140	34,086
Less:
Accumulated amortization – land use rights	(8, 931)	(8,498)
Accumulated amortization – mining right	(1,396)	(1,320)
Accumulated amortization – software	(692)	(561)
Subtotal	(11,019)	(10,379)
Intangible assets, net	$23,121	$23,707

The gross amount of the intangible assets amounted to $34.1 million and $34.1 million as of September 30, 2014 and December 31, 2013, respectively. The remaining weighted average amortization period is 32.9 years as of September 30, 2014.

Total amortization expense for the three months ended September 30, 2014 and 2013 amounted to $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2014 and 2013, amounted to $0.6 million and $0.7 million, respectively.

Total depletion expense for the three months ended September 30, 2014 and 2013 amounted to $0.04 million and $0.02 million, respectively, and for the nine months ended September 30, 2014 and 2013, amounted to $0.1 million and $0.1 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
September 30, 2015	$966	22,155
September 30, 2016	966	21,189
September 30, 2017	966	20,223
September 30, 2018	966	19,257
September 30, 2019	966	18,291
Thereafter	18,291	-
Total	$23,121

Note 9 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $371.0 million and $399.4 million as of September 30, 2014 and December 31, 2013, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $26.0 million and $231.7 million as of September 30, 2014 and December 31, 2013, respectively.

The Company had the following short-term notes payable as of:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from December 2014 to January 2015. Restricted cash required of $8.1 million and $16.4 million as of September 30, 2014 and December 31, 2013, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$8,125	$29,466
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2014 to September 2015. $362.9 million restricted cash and $26.0 million notes receivable are secured for notes payable as of September 30, 2014, and comparatively $383.0 million restricted cash and $231.7 million notes receivable secured as of December 31, 2013, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	776,198	988,364
Total short-term notes payable	$784,323	$1,017,830

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from November 2014 to August 2015. Weighted average interest rate was 7.2% per annum and 7.2% per annum as of September 30, 2014 and December 31, 2013, respectively; some are guaranteed by third parties and related parties. These loans were either repaid or renewed subsequently on the due dates.	$43,713	$34,229
Longmen Joint Venture: Loans from various banks in China, due various dates from December 2014 to July 2015. Weighted average interest rate was 6.9% per annum and 6.3% per annum as of September 30, 2014 and December 31, 2013, respectively; some are guaranteed by third parties, accounts receivable, restricted cash or notes receivables. $82.5 million and $163.9 million restricted notes receivable were secured for the loans as of September 30, 2014 and December 31, 2013, respectively; $12.2 million and $0 restricted cash were secured for the loans as of September 30, 2014 and December 31, 2013, respectively; These loans were either repaid or renewed subsequently on the due dates.	204,576	267,688
Total short-term loans - bank	$248,289	$301,917

Due to unrelated parties

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from December 2014 to September 2015, and weighted average interest rate was 5.6% per annum and 5.2% per annum as of September 30, 2014 and December 31, 2013, respectively. These loans were either repaid or renewed subsequently on the due dates.	$37,899	$22,720
Longmen Joint Venture: Loans from financing sales.	16,264	33,124
Maoming Hengda: Loans from one unrelated party and one related party, due on demand, none interest bearing.	6,177	6,223
Total short-term loans – others	$60,340	$62,067

The Company had various loans from unrelated companies amounting to $60.3 million and $62.1 million as of September 30, 2014 and December 31, 2013, respectively. Of the $60.3 million, $6.2 million of loans carry no interest, $16.3 million of financing sales are subject to interest rates ranging between 4.6% and 9.6%, and the remaining $37.9 million are subject to interest rates ranging from 5.0% to 14.4%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the three months ended September 30, 2014 and 2013 amounted to $259.7 million and $166.2 million, respectively, and for the nine months ended September 30, 2014 and 2013, amounted to $719.3 million and $519.5 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2014 and 2013 amounted to $1.4 million and $1.1 million, respectively, and for the nine months ended September 30, 2014 and 2013, amounted to $3.1 million and $4.2 million, respectively.

Short term loans due to related parties

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rate is 10% per annum.	$668	$1,458
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	5,467	28,216
Longmen Joint Venture: Loan from Shaanxi Steel Group due on various dates from November 2014 to July 2015, and interest rate is 8.0% per annum.	95,875	49,110
Longmen Joint Venture: Loans from financing sales.	121,450	47,909
Total short-term loans - related parties	$223,460	$126,693

Long-term loans due to related party

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through November 2015 and interest rate is 5.6% per annum.	$72,124	$72,657
Less: Current maturities of long-term loans – related party	(67,249)	(53,013)
Long-term loans - related party	$4,875	$19,644

Total interest expense, net of capitalized interest, amounted to $4.0 million and $8.2 million for the three months ended September 30, 2014 and 2013, respectively.

Total interest expense, net of capitalized interest, amounted to $21.6 million and $26.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Capitalized interest included in construction in progress amounted to $1.3 million and $1.3 million for the three months ended September 30, 2014 and 2013, respectively.

Capitalized interest included in construction in progress amounted to $2.1 million and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 10 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2014 and December 31 2013, customer deposits amounted to $300.5 million and $152.7 million, respectively, including deposits received from related parties, which amounted to $113.7 million and $64.9 million, respectively.

Note 11 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $32.2 million and $26.3 million in deposits due to sales representatives, including deposits due to related parties, as of September 30, 2014 and December 31, 2013, respectively.

Note 12 – Warrants

The Company had 3,900,871 common stock warrants outstanding, which were issued in connection with $40 million of convertible notes issued by the Company in 2007. The warrants, which were accounted for as a derivative liability at fair value, expired unexercised on May 13, 2013.

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of amounts capitalized, amounted to $12.6 million and $11.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company paid income taxes of $0.1 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, the Company had receivables of $0.01 million and $1.0 million, respectively, as a result of the disposal of equipment that had not been collected.

During the nine months ended September 30, 2014 and 2013, the Company converted $0.05 million and $1.0 million of equipment, respectively, into inventory productions.

During the nine months ended September 30, 2014 and 2013, the Company used $2.4 million and $37.3 million of inventory, respectively, in plant and equipment construction.

The Company had $57.4 million notes receivable from financing sales loans to be converted to cash as of September 30, 2014.

During the nine months ended September 30, 2014, the Company incurred $208.3 million of accounts payable for the purchase of equipment and construction in progress.

During the nine months ended September 30, 2014 and 2013, one of the Company’s unconsolidated entities declared a dividend and the Company is entitled to a dividend of $0.2 million and $0.2 million, respectively, which has not yet been collected.

During the nine months ended September 30, 2014, the Company acquired $5.9 million of equipment through capital leases.

During the nine months ended September 30, 2013, the Company offset $ 64.2 million of accounts payable to related party as loan receivable – related party repayment.

During the nine months ended September 30, 2013, the Company offset $ 119.9 million of advance on inventory purchases and other receivables to related parties as short-term loan repayments.

During the nine months ended September 30, 2013, the Company reclassified $ 3.8 million of refundable advances on inventory purchase – related parties to other receivables – related parties.

Note 14 - Deferred lease income

To compensate the Company for the costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel, which are leased by the Longmen Joint Venture, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.8 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.6 million (RMB 89.5 million) and $14.5 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2014 and 2013, the Company recognized $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized $1.6 million and $1.6 million, respectively. As of September 30, 2014 and December 31, 2013, the balance of deferred lease income amounted to $75.2 million and $77.4 million, respectively, of which $2.2 million and $2.2 million represents amounts to be amortized within one year. See Note 18 – Related party transactions and balances (m) – Deferred lease income for details.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to make additional lease payments based on the additional energy cost saved during the lease period and will recognize the additional lease payments as contingent rent expense. For the three and nine months ended September 30, 2014 and 2013, no contingent rent expense was incurred under these lease agreements.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligations for the next five years as of September 30, 2014:

Year ending September 30,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2015	$8,320
2016	5,804
2017	188,812
2018	32,510
2019	29,957
Thereafter	331,209
Total minimum lease payments	596,612
Less: amounts representing interest	(201,172)
Ending balance	$395,440

The above amounts do not include the profit sharing liability, which is accounted for separately as a derivative instrument at fair value.

Interest expense for the three months ended September 30, 2014 and 2013 on the capital lease obligations was $5.2 million and $5.1 million, respectively.

Interest expense for the nine months ended September 30, 2014 and 2013 on the capital lease obligations was $16.0 million and $15.3 million, respectively.

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

Note 17 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

(In thousands)	Three months ended September 30, 2014	Three months ended September 30, 2013
Current	$93	$25
Deferred	-	-
Total provision for income taxes	$93	$25

(In thousands)	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Current	$205	$201
Deferred	-	-
Total provision for income taxes	$205	$201

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

Deferred tax assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carry forwards of $531.8 million will begin to expire in 2015. The Chinese government recently announced several policies to curb the real estate price increases across the country, which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry is eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide a 100% valuation allowance for the deferred tax assets. The valuation allowance as of September 30, 2014 and December 31, 2013 was $101.0 million and $97.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences for various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$97,569	$72,891
Current period addition	4,567	23,293
Current period reversal	(214)	(1,206)
Exchange difference	(721)	2,591
Ending balance	$101,201	$97,569

Deferred tax assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2014. The net operating loss carry forwards for United States income taxes amounted to $3.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2014 was $1.0 million. The net change in the valuation allowance for the nine months ended September 30, 2014 was $0.3 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of September 30, 2014. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of September 30, 2014 and December 31, 2013, the Company had $4.8 million and $3.5 million in value added tax credits which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $217.6 million and $210.8 million, respectively, for the three months ended September 30, 2014 and $ 160.5 million and $156.2 million, respectively, for the three months ended September 30, 2013. VAT on sales and VAT on purchases amounted to $549.1 million and $537.2 million, respectively, for the nine months ended September 30, 2014 and $513.7 million and $494.4 million, respectively, for the nine months ended September 30, 2013.

Taxes payable consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
VAT taxes payable	$1,731	$2,211
Income taxes payable	256	173
Other taxes	1,943	2,244
Totals	$3,930	$4,628

Note 18 – Related party transactions and balances

Related party transactions

a.  Capital lease

As disclosed in Note 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$601,398	$605,839
Less: accumulated depreciation	(97,602)	(76,740)
Carrying value of leased assets	$503,796	$529,099

b.  The following chart summarizes sales to related parties for the three and nine months ended September 30, 2014 and 2013.

Name of related parties	Relationship	Three months ended September 30, 2014	Three months ended September 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$45,200	$63,793
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group*	-	1,081
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	22,126	85
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group*	22,216	19,866
Shaanxi Steel	Majority shareholder of Long Steel Group	734	979
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	14,406	7,951
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	1,998	9
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	1,782
Total		$106,680	$95,546

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

Name of related parties	Relationship	Nine months ended September 30, 2014	Nine months ended September 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$115,150	$226,754
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	-	72
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	21,491
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	22,946	15,681
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	69,919	56,545
Shaanxi Steel	Majority shareholder of Long Steel Group	1,831	2,390
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	35,795	22,577
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	13,733	2,122
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	8,888	33,075
Total		$268,262	$380,707

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $49.2 million and $141.1 million for the three and nine months ended September 30, 2014, respectively. See Note 2(m) Revenue Recognition for details.

c. The following charts summarize purchases from related parties for the nine months ended three and nine months ended September 30, 2014 and 2013.

Name of related parties	Relationship	Three months ended September 30, 2014	Three months ended September 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$27,649	$101,606
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	41,690	31,331
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	32,536	1,181
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	1
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	7,636	10,529
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	1,726
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding**	5,090	-
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	16,764	-
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaaxi Steel	13,441	-
Others	Entities either owned or have significant influence by our affiliates or management	-	64
Total		$144,806	$146,438

**The CEO referred to herein is the chief executive officer of General Steel Holdings, Inc.

Name of related parties	Relationship	Nine months ended September 30, 2014	Nine months ended September 30, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$279,925	$376,104
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	125,957	148,322
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	38,456	13,678
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	53
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	212
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	21,857	28,618
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	6,635
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	83,649	-
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	13,618	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	45,604	-
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	16,764	-
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaaxi Steel	14,385	-
Others	Entities either owned or have significant influence by our affiliates or management	140	300
Total		$640,355	$573,922

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,540
Total		$-	$4,540

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$173	$548
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Shaanxi Steel	Majority shareholder of Long Steel Group	1,961	1,741
Others		-	634
Total		$2,153	$2,942

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$16,549	$406
Shaanxi Steel	Majority shareholder of Long Steel Group	1,137	46,439
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	9,391	1,247
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	24,311	491
Beijing Shenhua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	5,840	4,901
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	13,299	-
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	1,131	-
Others	Entities either owned or have significant influence by our affiliates or management	322	622
Total		$71,980	$54,106

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$87	$9,123
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	25,607
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	11,721	10,343
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	51,304	16,158
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	20,868	555
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	43,888	21,197
Others	Entities either owned or have significant influence by our affiliates or management	31	20
Total		$127,899	$83,003

e.	Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$72,240	$58,163
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	106,480	134,758
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	25,066	29,990
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	945	958
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	31,990	8,714
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	799	716
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	36	1,004
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	19,207	759
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	8,136	-
Others	Entities either owned or have significant influence by our affiliates or management	845	629
Total		$265,744	$235,692

f.	Short-term loans - related parties:

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$95,875	$49,110
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	74,171	28,216
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	52,746	33,183
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,178
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	6,548
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	668	1,458
Total		$223,460	$126,693

See Note 9 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$67,249	$53,013
Total		$67,249	$53,013

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$11,731	$380
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	71,671	43,636
Shaanxi Steel	Majority shareholder of Long Steel Group	3,727	44,363
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,125	895
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	362	291
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	9,329	473
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,723	1,745
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,375
Others	Entities either owned or have significant influence by our affiliates or management	807	921
Total		$101,475	$94,079

i.	Customer deposits – related parties:

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	386	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	17,282	15,038
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	16	2,748
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	275
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	95,798	46,521
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	182	-
Others		-	289
Total		$113,674	$64,881

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	$1,073	$1,408
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	585	589
Shaanxi Haiyan Trading Co., Ltd.	Significant influence by Long Steel Group	650	-
Total		$2,308	$1,997

k.	Long-term loans – related party:

Name of related party	Relationship	September 30, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$4,875	$19,644
Total		$4,875	$19,644

The Company also provided guarantees on related parties’ bank loans amounting to $151.4 million and $205.8 million as of September 30, 2014 and as of December 31, 2013, respectively.

l.	Deferred lease income

	September 30, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$77,444	$77,199
Less: Lease income realized	(1,630)	(2,158)
Exchange rate effect	(566)	2,403
Ending balance	75, 248	77,444
Current portion	(2,171)	(2,187)
Noncurrent portion	$73,077	$75,257

For the three months ended September 30, 2014 and 2013, the Company realized lease income from Shaanxi Steel, a related party, amounting to $0.5 million and $0.5 million, respectively.

For the nine months ended September 30, 2014 and 2013, the Company realized lease income from Shaanxi Steel, a related party, amounting to $1.6 million and $1.6 million, respectively.

m.	Equity

On November 19, 2013, the Company sold its 28% equity interest in Tianwu, held by Yangpu Shengtong, to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership by the CEO, for $13.6 million (RMB 84.3 million) while retaining the 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu as of the ownership disposal date and recognize a gain, which amounted to $1.0 million. After the deconsolidation of Tianwu, General Steel (China)’s 32% interest in Tianwu is accounted for as an equity method investment, which amounted to $15.6 million and $15.8 million as of September 30, 2014 and December 31, 2013, respectively.

Note 19 – Equity

2014 Equity Transactions

On February 3, 2014, the Company granted 80,000 shares of common stock for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at $1.01 per share, the quoted market price at the time the services were provided.

On August 21, 2014, the Company granted 80,000 shares of common stock for investor relations consulting services under two service agreements dated July 10, 2014. The shares were valued at $1.04 per share, the quoted market price at the time the services were provided.

Note 20 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended September 30, 2014 and 2013 amounted to $5.0 million and $2.3 million, respectively, and for the nine months ended September 30, 2014 and 2013 amounted to $10.8 million and $6.4 million, respectively.

Note 21 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of September 30, 2014 is as follows:

Year ending June 30,	Minimum lease payment
(in thousands)
2015	$871
2016	566
2017	566
2018	566
2019	566
Years after	19,644
Total minimum payments required	$22,779

Total rental expense was $0.9 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $2.4 million and $2.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Contractual Commitments

Longmen Joint Venture has $110.7 million contractual obligations related to construction projects as of September 30, 2014 estimated to be fulfilled between November 2014 and September 2015.

Contingencies

As of September 30, 2014, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $196.7 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$127,644	Various from December 2014 to September 2015
Three-party financing agreements	14,463	Various from April to June 2015
Confirming storage	41,600	Various from October 2014 to April 2015
Financing by the rights of goods delivery in future	13,000	October 2014
Total	$196,707

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$79,706	Various from December 2014 to September 2015
Hancheng Haiyan Coking Co., Ltd	25,350	Various from October 2014 to April 2015
Chengdu Zhongyi Steel Co., Ltd	8,125	March 2015
Shaanxi Fuping Steel Co., Ltd	3,088	June 2015
Xi’an Laisheng Logistics Co., Ltd	3,250	May 2015
Xi'an Kaiyuan Steel Sales Co., Ltd	6,500	January 2015
Shaanxi Longan Industry Co., Ltd.	8,125	December 2014
Hancheng Sanli Furnace Burden Co., Ltd.	16,250	March 2015
Tianjin Dazhan Industry Co., Ltd	20,313	Various from January to March 2015
Tianjin Hengying Trading Co., Ltd	26,000	Various from October 2014 to January 2015
Total	$196,707

As of September 30, 2014, the Company did not accrue any liability for the amounts the Group has guaranteed for third parties and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

The following represents the results of division operations for the three months ended September 30, 2014 and 2013:

(In thousands)
Sales:	2014	2013
Longmen Joint Venture	$559,317	$606,444
Maoming Hengda	1,122	252
Baotou Steel Pipe Joint Venture	2,383	2,921
General Steel (China) & Tianwu Joint Venture	20,335	4,236
Total sales	583,157	613,853
Interdivision sales	(20,335)	(3,758)
Consolidated sales	$562,822	$610,095

Gross profit (loss):	2014	2013
Longmen Joint Venture	$9,010	$8,122
Maoming Hengda	(80)	(57)
Baotou Steel	178	160
General Steel (China) & Tianwu Joint Venture	502	6
Total gross profit (loss)	9,610	8,231
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$9,610	$8,231

Income (loss) from operations:	2014	2013
Longmen Joint Venture	$9,746	$30,306
Maoming Hengda	(248)	(719)
Baotou Steel	(30)	20
General Steel (China) & Tianwu Joint Venture	841	(695)
Total income (loss) from operations	10,309	28,912
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(2,406)	(1,177)
Consolidated income (loss) from operations	$7,903	$27,735

Net income (loss) attributable to General Steel Holdings, Inc.:	2014	2013
Longmen Joint Venture	$(3,378)	$8,284
Maoming Hengda	(318)	(694)
Baotou Steel	(24)	16
General Steel (China) & Tianwu Joint Venture	2,595	(2,689)
Total net loss attributable to General Steel Holdings, Inc.	(1,125)	4,917
Interdivision net income	-	-
Reconciling item (1)	(2,365)	(1,116)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(3,490)	$3,801

Depreciation, amortization and depletion:	2014	2013
Longmen Joint Venture	$22,960	$21,014
Maoming Hengda	437	307
Baotou Steel	64	62
General Steel (China) & Tianwu Joint Venture	447	505
Consolidated depreciation, amortization and depletion	$23,908	$21,888

Finance/interest expenses:	2014	2013
Longmen Joint Venture	$17,831	$20,591
Maoming Hengda	1	1
Baotou Steel	-	-
General Steel (China) & Tianwu Joint Venture	1,588	2,249
Interdivision interest expenses	-	-
Reconciling item (1)	2	1
Consolidated interest expenses	$19,422	$22,842

Capital expenditures:	2014	2013
Longmen Joint Venture	$5,096	$16,455
Maoming Hengda	16	-
Baotou Steel	1	-
General Steel (China) & Tianwu Joint Venture	-	-
Reconciling item (1)	-	-
Consolidated capital expenditures	$5,113	$16,455

 The following represents the results of division operations for the nine months ended September 30, 2014 and 2013:

(In thousands)
Sales:	2014	2013
Longmen Joint Venture	$1,740,645	$1,903,933
Maoming Hengda	1,373	3,124
Baotou Steel Pipe Joint Venture	3,028	3,902
General Steel (China) & Tianwu Joint Venture	20,388	58,416
Total sales	1,765,434	1,969,375
Interdivision sales	(20,388)	(54,338)
Consolidated sales	$1,745,046	$1,915,037

Gross profit (loss):	2014	2013
Longmen Joint Venture	$15,020	$(23,704)
Maoming Hengda	(35)	188
Baotou Steel	158	249
General Steel (China) & Tianwu Joint Venture	-	29
Total gross profit (loss)	15,143	(23,238)
Interdivision gross profit	-	-
Consolidated gross profit (loss)	$15,143	$(23,238)

Loss from operations:	2014	2013
Longmen Joint Venture	$(21,420)	$20,558
Maoming Hengda	(824)	(1,741)
Baotou Steel	(207)	(285)
General Steel (China) & Tianwu Joint Venture	(2,445)	(2,293)
Total loss from operations	(24,896)	16,239
Interdivision loss from operations	-	-
Reconciling item (1)	(4,539)	(3,504)
Consolidated loss from operations	$(29,435)	$12,735

Net loss attributable to General Steel Holdings, Inc.:	2014	2013
Longmen Joint Venture	$(49,489)	$(18,335)
Maoming Hengda	(978)	(1,681)
Baotou Steel	(165)	(227)
General Steel (China) & Tianwu Joint Venture	(3,118)	(9,373)
Total net loss attributable to General Steel Holdings, Inc.	(53,750)	(29,616)
Interdivision net income (loss)	-	-
Reconciling item (1)	(4,323)	(3,298)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(58,073)	$(32,914)

Depreciation, amortization and depletion:	2014	2013
Longmen Joint Venture	$69,268	$62,295
Maoming Hengda	899	933
Baotou Steel	185	185
General Steel (China) & Tianwu Joint Venture	1,344	1,542
Consolidated depreciation, amortization and depletion	$71,696	$64,955

Finance/interest expenses:	2014	2013
Longmen Joint Venture	$69,952	$60,984
Maoming Hengda	1	1
Baotou Steel	-	-
General Steel (China) & Tianwu Joint Venture	4,685	7,927
Interdivision interest expenses	-	-
Reconciling item (1)	98	3
Consolidated interest expenses	$74,736	$68,915

Capital expenditures:	2014	2013
Longmen Joint Venture	$117,695	$60,461
Maoming Hengda	48	2
Baotou Steel	1	8
General Steel (China) & Tianwu Joint Venture	82	3
Reconciling item (1)	-	-
Consolidated capital expenditures	$117,826	$60,474

Total Assets as of:	September 30, 2014	December 31, 2013
Longmen Joint Venture	$2,583,371	$2,573,212
Maoming Hengda	27,154	29,211
Baotou Steel Pipe Joint Venture	5,601	4,448
General Steel (China) & Tianwu Joint Venture	223,517	121,883
Interdivision assets	(73,311)	(34,213)
Reconciling item (2)	1,945	5,817
Total Assets	$2,768,277	$2,700,358

(1)	Reconciling item represents the unallocated income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and nine months ended September 30, 2014 and 2013.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2014 and December 31, 2013.

Note 23 – Subsequent events

On July 14, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Zuosheng Yu, the Company's Chief Executive Officer and a member of the Company's Board of Directors, relating to a private placement of the Company's common stock, par value $0.001 per share. On October 23, 2014, after certain closing conditions contained in the Subscription Agreement were satisfied, the transaction closed and the Company sold to Zuosheng Yu 5,000,000 shares of common stock at a purchase price of $1.50 per share (the "Purchase Price"), upon receipt of $7,500,000 in gross proceeds in accordance with the terms of the Subscription Agreement. The Purchase Price represents a 23% premium to the volume weighted average closing price of the Common Stock from March 5, 2014 to July 11, 2014, which ranged from $0.90 to $1.47 per share of common stock during the period. Upon completion of this transaction, Zuosheng Yu beneficially owned 44.7% of the Company’s common stock.

On September 30, 2014, Longmen Joint Venture entered into a short-term loan agreement with Shaanxi Steel, the majority shareholder of Long Steel Group, for $32.5 million (RMB 200.0 million) with annual interest rate of 7.6% and due on March 29, 2015. Longmen Joint Venture subsequently received the loan amount on October 8, 2014 and October 9, 2014.

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

Third Quarter Highlights

The third quarter of 2014 was highlighted with the following:

·	Sales in the third quarter of 2014 decreased by 7.7% to $562.8 million, from $610.1 million in the third quarter of 2013, due to the decrease in the average selling price of our products despite the increase in sales volume. For the third quarter of 2014, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.44 million metric tons, an increase of 16.3%, compared with 1.24 million metric tons in the third quarter of 2013, with an average selling price of $388.1 per ton, as compared with $489.6 per ton in the third quarter of 2013.

·	Gross profit in the third quarter of 2014 was $9.6 million, or 1.7% of total revenue, compared with $8.2 million, or 1.3% of total revenue in the third quarter of 2013.

·	Total finance expense in the third quarter of 2014 was $19.4 million, as compared with $22.8 million for the same period in 2013. Finance expenses mainly consisted of interest expense on capital leases, which was $5.2 million and $5.1 million in the third quarter of 2014 and 2013, respectively, and interest expense on bank borrowings and discounted notes receivable, which was $14.2 million and $17.7 million in the second quarter of 2014 and 2013, respectively.

·	Loss per share was $(0.06) in the third quarter of 2014, compared to an income per share of $0.07 in the third quarter of 2013. The decrease of income in 2014 was mainly due to the decrease in the gain from the change in fair value of profit sharing liability, which led a decrease in the income from operations.

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

Currently, Longmen Joint Venture has five branch offices, four consolidated subsidiaries and one entity in which it has a noncontrolling interest. It employs approximately 8,100 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 177 vehicles and provides transportation services exclusively to Longmen Joint Venture.

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

An established regional network of one hundred and twelve distributors, together with smaller distributors and eleven sales offices sell Longmen Joint Venture’s products. All products are sold under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and Xiang Jia Ba hydropower projects.

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

Maoming Hengda’s core business was the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors which targeted customers in Guangxi Province and the western region of Guangdong. To take advantage of a stronger market demand in Shaanxi Province, between 2009 and 2010, we relocated the 1.8 million metric ton capacity rebar production line from Maoming Hengda's facility to Longmen Joint Venture.

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

Production Capacity Information Summary by Subsidiary

Annual Production Capacity (metric tons)	General Steel (China) (1)	Baotou Steel Pipe Joint Venture	Longmen Joint Venture	Maoming Hengda (1)
Crude Steel	-	-	7 million	-

Processing	400,000	100,000	5 million	400,000

Main Products	Hot-rolled sheet	Spiral-weld pipe	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Energy transport	Infrastructure and construction	Infrastructure and construction

(1)	The production facilities of General Steel (China) and Maoming Hengda currently are leased to unrelated parties.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and nine months ended September 30, 2014, 16.0% and 16.9% of our sales were to five customers, respectively. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Demand for our Products

For the three months ended September 30, 2014 and 2013, rebar, our major product, comprised more than 99.4% of our sales. For the nine months ended September 30, 2014 and 2013, rebar, our major product, comprised more than 99.7% and 99.4% of our sales, respectively. Overall, domestic economic growth is an important driver of demand for our major product, especially from construction and infrastructure projects.

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

The Western region of China, where our major sales market is located, has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.7% for the national GDP, a GDP increase of 11% was reported by Shaanxi Province in 2013 over the previous year. As the national GDP increased by 7.4% for the first nine months of 2014, Shaanxi Province reported a higher-than-national-average GDP growth of 9.6% in the same period. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a GDP increase of 10%. We have a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the production of steel.

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

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 76% of production costs are associated with raw materials, with iron ore being the largest component.

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

Our Longmen Joint Venture facility is located in the center of China’s coal belt. We source all coke used at Longmen Joint Venture from the town in which Longmen Joint Venture is located. This ensures a dependable local supply and minimum transportation costs.

The sources and/or our top five major suppliers of our raw materials for the three months ended September 30, 2014 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Jiahui Mining Industry Co., Ltd.	Iron Ore	5.5%	Third Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	4.8%	Related Party
Shaaxi Longmen Coal Chemical Industry Co., Ltd	Coke	4.4%	Third Party
Long Steel Group	Iron Ore	2.4%	Related Party
Baotou Bangli Industry Co., Ltd.	Iron Ore	1.7%	Third Party
	Total	18.8%

The sources and/or our top five major suppliers of our raw materials for the nine months ended September 30, 2014 are as follows:

Name of Major Supplier	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Long Steel Group Import & Export Co., Ltd	Iron Ore	7.4%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd	Coke	6.9%	Third Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	6.1%	Related Party
Long Steel Group	Iron Ore	5.0%	Related Party
Tianwu General Steel Material Trading Co., Ltd.	Iron Ore	4.1%	Related Party
	Total	29.5%

Industry Environment

Despite demand growth experienced throughout the past years, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability and has become the most significant challenge in the steel manufacturing business. Chinese crude steel production was 618 million tons from January to September in 2014, an increase of 2.34% compared with the same period last year, while the total consumption of crude steel reached 560 million tons from January to September in 2014, an decrease of 0.9% from the same period last year, according to the China Iron and Steel Association.

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

The Chinese central government has had a long-stated goal to consolidate 70% of domestic steel production among the top ten producers by 2020. Currently, there are over 500 crude steel producers throughout China, and the top ten producers account for approximately 48% of total national output. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities by 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In March 2014, the government reaffirmed its determination of industry consolidation, and announced that it plans to eliminate 27 million tons of obsolete iron and steel capacity in order to reach the industry goal of 12th five-year plan ahead of schedule in 2014. However, we continue to see a strong demand for our products and believe there are significant growth opportunities in the industry and market we serve and such consolidation is not expected to directly impact our Company.

 On July 12, 2010, the Ministry of Industry & Information Technology enacted the Steel Industry Admittance and Operation Qualifications standards. The new standards specify requirements for all aspects of steel production in China, which include: size of blast furnaces, size of converters, emission of waste water, dust per ton from steel production, quantity of coal used for each process in steel production and output capacity.  According to the new standards, blast furnaces under 450 cubic meters are targeted to be eliminated. These standards once again confirmed the central government’s determination to push forward the consolidation of this fragmented industry.  As the operational conditions become more stringent, more small and medium sized companies will likely aggressively look for valued partners which could lead to opportunities for high quality acquisitions for us.  We believe the above government policy will strengthen our position as an industry consolidator by creating qualified potential acquisition targets.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014

Sales

Three months ended September 30, 2014 compared with three months ended September 30, 2013

The following table sets forth sales and volume in metric tons.

	Three months ended
	September 30, 2014			September 30, 2013			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,441,094	$559,317	99.4%	1,238,689	$606,446	99.4%	16.3%	(7.8)%
Others	5,436	3,505	0.6%	18,132	3,649	0.6%	(70.0)%	(3.9)%
Total Sales	1,446,530	$562,822	100.0%	1,256,821	$610,095	100.0%	15.1%	(7.7)%

Total sales for the three months ended September 30, 2014 decreased by 7.7% to $562.8 million from $610.1 million for the same period in 2013. The decrease in sales compared with the same period in 2013 was due to the decrease in the average selling price of our rebar products. Longmen Joint Venture comprised 99.4% and 99.4% of total sales for the third quarter of 2014 and 2013, respectively. Sales volume of rebar increased by 16.3% to 1.44 million metric tons, compared with 1.24 million metric tons in the same period in 2013. The average selling price of rebar decreased by 20.7% to approximately $388.1 per ton in the third quarter of 2014 compared with approximately $489.6 per ton in the same period of 2013.

Our product demands and prices had been rising in the first two quarters of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices declined significantly in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the third quarter of 2012, evidencing a continued decline. The over-capacity issue continued to impact our results during the year of 2013 and into 2014. Further, the gradual slowdown in the Chinese economic growth indirectly impacted our industry, and the selling price of our products continued to decrease during this period in comparison with the same period in 2013.

Our five major customers are distributors and collectively represented 16.0% of our total sales for the three months ended September 30, 2014 compared with 25.5% of our total sales for the three months ended September 30, 2013. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

The following table sets forth sales and volume in metric tons.

	Nine months ended
	September 30, 2014			September 30, 2013			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	4,063,761	$1,740,645	99.7%	3,841,985	$1,903,933	99.4%	5.8%	(8.6)%
Others	7,472	4,401	0.3%	104,163	11,104	0.6%	(92.8)%	(60.4)%
Total Sales	4,071,233	$1,745,046	100.0%	3,946,148	$1,915,037	100.0%	3.2%	(8.9)%

Total sales for the nine months ended September 30, 2014 decreased by 8.9% to $1.7 billion from $1.9 billion for the same period in 2013. The decrease in sales compared with the same period in 2013 was predominantly due to the decreased average selling price. Longmen Joint Venture comprised 99.7% and 99.4% of total sales for the nine months ended September 30, 2014 and 2013, respectively. Sales volume of rebar increased by 5.8% to 4.06 million metric tons, compared with 3.84 million metric tons in the same period in 2013. The average selling price of rebar decreased by 13.6% to approximately $428.3 per ton in the nine months ended September 30, 2014 compared with approximately $495.6 per ton in the same period of 2013.

Our product demands and prices had been rising in the first two quarters of 2012. As a result of the China and global steel industry over-capacity, Chinese economic control polices and the financial crisis, commodity prices declined significantly in the third quarter of 2012. With weakened demand, market forces kicked-in and the price of steel dropped substantially. As such, our sales prices have dropped since the third quarter of 2012, evidencing a continued decline. The over-capacity issue continued to impact our results during the year of 2013 and into 2014. Further, the gradual slowdown in the Chinese economic growth indirectly impacted our industry, and the selling price of our products continued to decrease during this period in comparison with the same period in 2013.

Our five major customers are distributors and collectively represented 16.9% of our total sales for the nine months ended September 30, 2014 compared with 23.4% of our total sales for the nine months ended September 30, 2013. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended September 30, 2014 compared with three months ended September 30, 2013

	Three months ended
	September 30, 2014			September 30, 2013			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,441,094	$550,307	99.5%	1,238,689	$598,324	99.4%	16.3%	(8.0)%
Others	5,436	2,905	0.5%	18,132	3,540	0.6%	(70.0)%	(17.9)%
Total Cost of Goods Sold	1,446,530	$553,212	100.0%	1,256,821	$601,864	100.0%	15.1%	(8.1)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke accounted for 61.2% of our total cost of sales. The cost of goods sold decreased by 8.1% to $553.2 million in the third quarter of 2014 from $601.9 million in the same period of 2013. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of 25.3% and 15.8%, respectively, for the three months ended September 30, 2014 compared with the same period in 2013. As such, the average costs of rebar manufactured decreased 20.9% to $381.9 per ton in the third quarter of 2014 from $483.0 per ton in the same period of 2013.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

	Nine months ended
	September 30, 2014			September 30, 2013			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	4,063,761	$1,725,625	99.8%	3,841,985	$1,927,639	99.5%	5.8%	(10.5)%
Others	7,472	4,278	0.2%	104,163	10,636	0.5%	(92.8)%	(59.8)%
Total Cost of Goods Sold	4,071,233	$1,729,903	100.0%	3,946,148	$1,938,275	100.0%	3.2%	(10.8)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke accounted for 70.3% of our total cost of sales. Cost of goods sold decreased by 10.8% to $1.7 billion in the nine months ended September 30, 2014 from $1.9 billion in the same period of 2013. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of 13.2% and 17.1%, respectively, for the nine months ended September 30, 2014 compared with the same period in 2013. As such, the average costs of rebar manufactured decreased 15.4% to $424.6 per ton in the nine months ended September 30, 2014 from $501.7 per ton in the same period of 2013.

Gross Profit (Loss)

Three months ended September 30, 2014 compared with three months ended September 30, 2013

	Three months ended
	September 30, 2014			September 30, 2013			Change
in thousands, except metric tons	Volume	Gross Profit	Margin %	Volume	Gross Profit	Margin %	Gross Profit

Longmen Joint Venture	1,441,094	$9,010	1.6%	1,238,689	$8,122	1.3%	10.9%
Others	5,436	600	17.1%	18,132	109	3.0%	450.5%
Total Gross Profit	1,446,530	$9,610	1.7%	1,256,821	$8,231	1.3%	16.8%

Gross profit for the third quarter of 2014 was $9.6 million, or 1.7% of total sales, compared with $8.2 million, or 1.3% of total sales in the same period in 2013. The increase in gross margin percentage was mainly attributable to the percentage decrease in the costs of rebar manufactured of 20.9%, which was higher than the percentage decrease in the average rebar selling price of 20.7% compared with the same period of 2013.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

	Nine months ended
	September 30, 2014			September 30, 2013			Change
in thousands, except metric tons	Volume	Gross Profit (Loss)	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross Profit

Longmen Joint Venture	4,063,761	$15,020	0.9%	3,841,985	$(23,706)	(1.2)%	(163.4)%
Others	7,472	123	2.8%	104,163	468	4.2%	(73.7)%
Total Gross Profit (Loss)	4,071,233	$15,143	0.9%	3,946,148	$(23,238)	(1.2)%	(165.2)%

Gross profit for the nine months ended September 30, 2014 was $15.1 million, or 0.9% of total sales, compared with a gross loss of $23.2 million, or (1.2)% of total sales in the same period in 2013. The increase in gross margin percentage was mainly attributable to the percentage decrease in the costs of rebar manufactured of 15.4%, which was higher than the percentage decrease in the average rebar selling price of 13.6% compared with the same period of 2013.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended September 30, 2014 compared with three months ended September 30, 2013

(in thousands)	Three months ended
	September 30, 2014	September 30, 2013	Change %

Selling, general and administrative expenses	$(16,434)	$(19,661)	(16.4)%
SG&A expenses as a percentage of total revenue	(2.9)%	(3.2)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefits, and training expenses decreased by 16.4% to $16.4 million for the three months ended September 30, 2014, compared with $19.7 million for the same period in 2013.

Selling expenses decreased by 7.6% to $6.7 million for the three months ended September 30, 2014 compared with $7.3 million in the same period of 2013. The decrease was mainly due to the decrease in sales tax expenses along with the 7.7% decrease in sales in the third quarter of 2014.

In addition, general and administrative (“G&A”) expenses were approximately $9.7 million and $12.4 million for three months ended September 30, 2014 and 2013, respectively. The 21.6% decrease was mainly due to the decrease in salary expenses, union expenses, employee education and training expenses, and depreciation expense in the third quarter of 2014 compared with the same period in 2013.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

(in thousands)	Nine months ended
	September 30, 2014	September 30, 2013	Change %

Selling, general and administrative expenses	$(56,336)	$(59,464)	(5.3)%
SG&A expenses as a percentage of total revenue	(3.2)%	(3.1)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, and training expenses decreased by 5.3% to $56.3 million for the nine months ended September 30, 2014, compared to $59.5 million for the same period in 2013.

Selling expenses increased by 0.6% to $24.7 million for nine months ended September 30, 2014 as compared to $24.6 million in the same period of 2013. The increase was mainly due to the increase in freight expenses as a result of the PRC government’s policy to increase freight train fees in early 2014.

In addition, general and administrative (“G&A”) expenses were approximately $31.6 million and $34.9 million for nine months ended September 30, 2014 and 2013, respectively. The 9.4% decrease was mainly due to the decrease in salary expenses and water treatment expenses.

Change in Fair Value of Profit Sharing Liability

Three months ended September 30, 2014 compared with three months ended September 30, 2013

(in thousands)	Three months ended
	September 30, 2014	September 30, 2013	Change %

Change in fair value of profit sharing liability	$14,727	$39,164	(62.4)%

Our profit sharing liability relates to equipment operated by Longmen Joint Venture under a capital lease arrangement. Part of the payments under the capital lease is a portion of our future operating profits. Our estimate of those future profit sharing payments are accounted for as a derivative liability at fair value. In 2013, we considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and steel industry outlook reports issued for 2014. As a result, we re-evaluated our projected operating profit (loss) taking into consideration the macroeconomic events in China, as well as our most recent operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the first quarter of 2013, and the lack of gross profit recovery as quickly as expected in 2012, we foresaw a greater downward trend in 2014 through 2016 than previously anticipated in 2012. As our projected profit (loss) decreased in 2013, the fair value of our profit sharing liability was reduced compared with our previous estimates in 2012 and we recognized a gain of $39.2 million in our income from operations for the three months ended September 30, 2013. In September 2014, Goldman Sachs published its latest global economic forecast, which showed a greater downgrade of China’s GDP growth rate from 2014 to 2017 than projected in prior year. Thus we re-evaluated our projected operating profit (loss) taking into consideration both the projected GDP downgrade in China and our recent operating results. As a result, we recognized a gain of $14.7 million on the change in the fair value of the profit sharing liability primarily due to the reduction in the fair value of profit sharing liability as a result of the change in estimate of future operating results.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

(in thousands)	Nine months ended
	September 30, 2014	September 30, 2013	Change %

Change in fair value of profit sharing liability	$11,758	$95,437	(87.7)%

As discussed above, our projected profit (loss) decreased in 2013, and as a result, the fair value of our profit sharing liability was reduced compared with our previous estimates in 2012 and we recognized a gain of $95.4 million in our income (loss) from operations for the nine months ended September 30, 2013. In 2014, the fair value of profit sharing liability was further reduced, and we recognized a gain of $11.8 million primarily as a result of the change in estimate of future operating results based on the downgraded GDP for China through 2017 published by Goldman Sachs in September 2014. Thus we recognized a gain on the change in the fair value of the profit sharing liability of $11.8 million.

Income (Loss) from Operations

Three months ended September 30, 2014 compared with three months ended September 30, 2013

(in thousands)	Three months ended
	September 30, 2014	September 30, 2013	Change %

Income from operations	$7,903	$27,734	(71.5)%

Income from operations for the three months ended September 30, 2014 was $7.9 million, compared to $27.7 million for the same period in 2013. The decrease in income from operations was predominantly due to the decrease in the gain from the change in fair value of the profit sharing liability, offset by the increase in gross profit and the decrease in SG&A expenses.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

(in thousands)	Nine months ended
	September 30, 2014	September 30, 2013	Change %

(Loss) income from operations	$(29,435)	$12,735	(331.1)%

Loss from operations for the nine months ended September 30, 2014 was $29.4 million, compared with an income of $12.7 million for the same period in 2013. The increase in the loss from operations was predominantly due to the decrease in the gain from the change in fair value of the profit sharing liability, offset by the increase in gross profit and the decrease in SG&A expenses.

Other Income (Expense)

Three months ended September 30, 2014 compared with three months ended September 30, 2013

(in thousands)	Three months ended
	September 30, 2014	September 30, 2013	Change %

Interest income	$2,767	$2,835	(2.4)%
Finance/interest expense	(14,194)	(17,721)	(19.9)%
Financing cost on capital lease	(5,228)	(5,121)	2.1%
(Loss) gain on disposal of equipment	(21)	17	(223.5)%
Income from equity investment	32	47	(31.9)%
Foreign currency transaction gain	3,146	322	877.0%
Lease income	542	542	0.0%
Other non-operating (expense) income, net	(18)	770	(102.3)%
Total other expense, net	$(12,974)	$(18,309)	(29.1)%

Total other expense, net, for the three months ended September 30, 2014 was $13.0 million, a 29.1% decrease compared with $18.3 million for the same period in 2013. The decrease was mainly a result of the $3.5 million decrease in finance/interest expense and $2.8 million increase in foreign currency transaction gain from the appreciation of our USD loans. The decrease in finance/interest expense was mainly a result of the decrease in the amount borrowed from third parties and related parties in the third quarter of 2014 compared with the same period in 2013.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

(in thousands)	Nine months ended
	September 30, 2014	September 30, 2013	Change %

Interest income	$10,025	$8,657	15.8%
Finance/interest expense	(58,753)	(53,577)	9.7%
Financing cost on capital lease	(15,983)	(15,338)	4.2%
Gain (loss) on disposal of equipment	(117)	113	(203.5)%
Income from equity investment	99	137	(27.7)%
Foreign currency transaction gain	1,329	448	(196.7)%
Lease income	1,630	1,613	1.1%
Other non-operating income, net	108	1,560	(93.1)%
Total other expense, net	$(61,662)	$(56,387)	9.4%

Total other expense, net, for the nine months ended September 30, 2014 was $61.7 million, a 9.4% increase compared with $56.4 million for the same period in 2013. The increase was mainly a result of the $5.2 million increase in finance/interest expense. The increase in finance/interest expense was mainly a result of the increase in finance charges from bank notes receivable redemptions prior to maturity offset by the decrease in the amount borrowed from third parties and related parties for the nine months ended September 30, 2014 compared with the same period in 2013. As a result, notes receivable early redemption expenses for the nine months ended September 30, 2014 amounted to $37.1 million, a $10.2 million or 37.9% increase from $26.9 million for the same period in 2013, and interest expense on loan borrowings for the nine months ended September 30, 2014 amounted to $21.6 million, a $5.1 million or 19.1% decrease from $26.7 million for the same period in 2013.

Income Taxes

For the three months ended September 30, 2014 and 2013, we had a total tax provision of $93,000 and $25,000, respectively, from our profitable subsidiaries. For the three months ended September 30, 2014, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and thus we provided a 100% valuation allowance for the deferred tax assets. No deferred income tax provision was recorded for the three months ended September 30, 2014 as the deferred tax assets had been fully reserved.

For the three months ended September 30, 2014 and 2013, we had effective tax rates of (1.8)% and 0.3%, respectively.

For the nine months ended September 30, 2014 and 2013, we had a total tax provision of $205,000 and $201,000, respectively, from our profitable subsidiaries. For the nine months ended September 30, 2014, we evaluated the deferred tax assets of Longmen Joint Venture and Baotou Steel Pipe Joint Venture and concluded the net operating loss may not be fully realizable and thus we provided a 100% valuation allowance for the deferred tax assets. As a result, no deferred income tax provision was recorded for the nine months ended September 30, 2014 as the deferred tax assets had been fully reserved.

For the nine months ended September 30, 2014 and 2013, we had effective tax rates of (0.2)% and (0.5)%, respectively.

Net (Loss) Income

Three months ended September 30, 2014 compared with three months ended September 30, 2013

(in thousands)	Three months ended
	September 30, 2014	September 30, 2013	Change %

Net (loss) income	$(5,164)	$9,400	(154.9)%

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

(in thousands)	Nine months ended
	September 30, 2014	September 30, 2013	Change %

Net Loss	$(91,302)	$(43,853)	108.2%

Net (Loss) Income Attributable to General Steel Holdings, Inc.

Three months ended September 30, 2014 compared with three months ended September 30, 2013

(in thousands)	Three months ended
	September 30, 2014	September 30, 2013	Change %

Net (loss) income	$(5,164)	$9,400	(154.9)%
Less: Net (loss) income attributable to the non-controlling interest	(1,674)	5,599	(129.9)%
Net (loss) income attributable to General Steel Holdings, Inc.	$(3,490)	$3,801	(191.8)%

Net loss attributable to us for the three months ended September 30, 2014 was $3.5 million compared with a net income of $3.8 million for the same period in 2013. The increase in net loss attributable to us for the three months ended September 30, 2014 was mainly a result of the $24.4 million decrease in the gain from the change in the fair value of our profit sharing liability offset by the $3.2 million decrease in SG&A expense and the $5.3 million decrease in other expenses, net.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Nine months ended September 30, 2014 compared with Nine months ended September 30, 2013

(in thousands)	Nine months ended
	September 30, 2014	September 30, 2013	Change %

Net loss	$(91,302)	$(43,853)	108.2%
Less: Net loss attributable to the non-controlling interest	(33,229)	(10,939)	203.8%
Net loss attributable to General Steel Holdings, Inc.	$(58,073)	$(32,914)	76.4%

Net loss attributable to us for the nine months ended September 30, 2014 was $58.1 million compared with $32.9 million for the same period in 2013. The increase in net loss attributable to us for the nine months ended September 30, 2014 was mainly a result of the $38.4 million increase in gross profit offset by an $83.7 million decrease in the gain from the change in the fair value of our profit sharing liability and a $5.2 million increase in finance/interest expense.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of September 30, 2014, our current liabilities exceeded our current assets by approximately $1.5 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

·	Financial support and credit guarantees from related parties; and
·	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, Management and our Board of Directors are of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due for at least the next year from the reporting date. As a result, our unaudited condensed consolidated financial statements for the period ended September 30, 2014 have been prepared on a going concern basis.

As of September 30, 2014, we had cash and restricted cash aggregating $405.4 million, of which $383.3 million was restricted.

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

Although the steel industry is slowing down due to over-capacity issues in the PRC, in order for us to stay competitive, we continue to look for opportunities to improve the efficiency of our production lines. In addition to the renovation of an existing 800,000 metric ton capacity rebar production line that we brought online in November 2010, in July 2011, we also brought online a 1,000,000 metric ton capacity high speed wire production line. These two newly installed production lines were both relocated from our Maoming Hengda facility and will consume less energy when running at maximum efficiencies compared with our previous production line. In September 2012 we began the construction of a 900,000 metric ton capacity rebar production line, which was completed and put into production in September 2013. In March 2013, we began the construction of a 1,200,000 metric ton capacity rebar production line for the purpose of reducing our reprocessing cost and to increase our profit margin. The 1,200,000 metric ton capacity rebar production line was completed and put into production in February 2014. Any future facility expansion will require additional financing and/or equity capital and will be dependent upon the availability of financing arrangements and capital at the time.

Short-term Notes Payable

As of September 30, 2014, we had $784.3 million in short-term notes payable liabilities, which were secured by restricted cash of $371.0 million and restricted notes receivable of $26.0 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are required to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of September 30, 2014, we had $248.3 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. We believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

Total financing sales for the three months ended September 30, 2014 and 2013 amounted to $259.7 million and $166.2 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2014 and 2013 amounted to $1.4 million and $1.1 million, respectively.

Total financing sales for the nine months ended September 30, 2014 and 2013 amounted to $719.3 million and $519.5 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the Nine months ended September 30, 2014 and 2013 amounted to $3.1 million and $4.2 million, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, we are highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of September 30, 2014 and December 31, 2013 were (5.7) and (6.5), respectively. As of September 30, 2014, our current liabilities exceed current assets (excluding deferred lease income) by $1.5 billion.

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

For more details and terms about our financial support, see Note 2(d) in our Notes to the unaudited condensed consolidated financial statements.

With the financial support from the banks and the companies discussed in Note 2(d) in our Notes to the unaudited condensed consolidated financial statements, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of September 30, 2015. The detailed breakdown of Longmen Joint Venture’s estimated cash flow items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ending September 30, 2015
Estimated current liabilities over current assets (excluding deferred lease income) as of September 30, 2014 (unaudited)	$(1,537.9)
Projected cash financing and outflows:
Cash provided by lines of credit from banks	141.4
Cash provided by vendor financing	893.8
Cash provided by other financing	662.6
Cash provided by sales representatives	32.2
Cash projected to be used in operations in the twelve months ending September 30, 2015	(33.5)
Cash projected to be used for financing cost in the twelve months ending September 30, 2015	(58.0)
Net projected change in cash for the twelve months ending September 30, 2015	$100.6

As a result, the unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 have been prepared on a going concern basis.

Cash-flow

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2014 and 2013 were $42.6 million and 14.0 million, respectively. This change was mainly due to the combination of the following factors:

·	The impact of some non-cash items included in net income (loss) of $72.0 million for the nine months ended September 30, 2014, compared with $(16.7) million in the same period in 2013. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Change in fair value of derivative liabilities - warrants;
-	Change in fair value of profit sharing liability.
-	(Gain) loss on disposal of equipment and intangible assets;
-	Provision for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for service and compensation;
-	Amortization of deferred financing cost on capital lease;
-	Income from equity investments;
-	Foreign currency transaction gain; and
-	Deferred lease income.

·	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease was mainly due to less notes receivable being received as a form of payment in the first nine months of 2014 compared with the same period in 2013;
-	Prepaid taxes: The decrease was mainly due to the decrease in prepaid VAT purchase taxes which was offset by the increase in VAT sales tax in the first nine months of 2014 compared with the same period in 2013;
-	Accounts payable - related parties: The increase in accounts payable - related parties was mainly due to Longmen Joint Venture making more purchases from related parties during the nine months ended September 30, 2014 compared with the same period in 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payments for a certain period; and
-	Other payables and accrued liabilities, including related parties: The increase was mainly due to Longmen Joint Venture incurring more payables to third parties and related parties for cash flow purposes during the nine months ended September 30, 2014 compared with the same period in 2013.
-

Customer deposits, including related parties: The increase in customer deposits, including related parties, was mainly due to our customers making more prepayments to us in the nine months ended September 30, 2014. These deposits were subsequently recognized as sales after September 30, 2014 in accordance with our sales recognition policy.

·	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable: The increase was mainly due to more credit sales to both third parties and related parties were incurred that have not yet been collected for the nine months ended September 30, 2014 compared with the same period in 2013;
-	Other receivables, including related parties: The increase was mainly due to mainly due to less miscellaneous receivables were collected from third parties and related parties in the first nine months of 2014 compared with the same period in 2013;
-	Inventories: The increase was mainly due to more finished goods being produced than sold during the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the 20.7% decrease in average rebar sales price;

-	Advance on inventory purchases - related parties: The increase was mainly due to more advance payments made to related parties for raw material purchases to meet future production requirements. Advance payments are a prevailing requirement on iron ore purchases in the steel production industry; and
-	Accounts payable: The decrease in accounts payable was mainly due to Longmen Joint Venture making fewer purchases from third parties during the nine months ended September 30, 2014 compared with the same period in 2013.

Investing activities

Net cash used in investing activities was $104.6 million for the nine months ended September 30, 2014 compared with $146.6 million for the nine months ended September 30, 2013. Fluctuations in cash outflow between the two periods was mainly due to the increase in cash used for equipment and intangible asset purchases offset by the decrease in restricted cash along with the decrease in notes payable, which cash deposits were restricted for, for the nine months ended September 30, 2014 compared to the same period in 2013. Cash used for equipment and intangible asset purchases amounted to $117.8 million for the nine months ended September 30, 2014, compared with $75.3 million in the same period in 2013.

Financing activities

Net cash provided by financing activities was $51.1 million for the nine months ended September 30, 2014 compared with $146.8 million for the nine months ended September 30, 2013. Compared with the same period in 2013, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Restricted notes receivable: We borrowed less notes payables to banks for the nine months ended September 30, 2014 compared with the same period in 2013 and thus required less notes receivable to be restricted;

•	Short term loans – others: We borrowed and repaid fewer loans from third parties during the nine months ended September 30, 2014 compared with the same period in 2013; and

•	Short term loans – related parties: We borrowed and repaid fewer loans from related parties during the nine months ended September 30, 2014 compared with the same period in 2013.
•	Deposits due to sales representatives, including related parties: We received more deposits from sales representatives during the nine months ended September 30, 2014 compared with the same period in 2013.

The cash inflow was offset by the following cash outflow:

•	Short term notes payable: We borrowed less notes payables to banks to pay suppliers for the nine months ended September 30, 2014 compared with the same period in 2013 and repaid more notes payable from the banks during the quarter; and
•	Short term loans - bank: We repaid more money to banks during the nine months ended September 30, 2014 as they became due compared with the same period in 2013 and borrowed more short term loans from banks during the quarter as we generated positive operating cash flows in 2014 allowing us to repay more short term bank loans than borrowed.

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

In January 2014, Longmen Joint Venture was elected by the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") as the only qualified enterprise in Shaanxi Priovince and was included in the MIIT's List of Enterprises Fulfilling the Iron and Steel Industry Specifications. This List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on environmental protection and energy consumption.

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended September 30, 2014 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of September 30, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Notes payable	$784,323	$784,323	$-	$-	$-
Bank loans (1)	248,289	248,289	-	-	-
Other loans, including related parties	283,800	283,800	-	-	-
Deposits due to sales representatives, including related parties	32,226	32,226	-	-	-
Lease obligations	22,779	871	1,132	1,132	19,644
Construction obligations - Longmen Joint Venture (2)	110,695	110,695	-	-	-
Long term loan – Shaanxi Steel	72,124	67,249	4,875	-	-
Capital lease obligations	395,440	6,825	136,548	28,137	223,930
Profit sharing liability	149,363	-	-	-	149,363
Total	$2,099,039	$1,534,278	$142,555	$29,269	$392,937

(1)	Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to the bank’s credit reevaluation. These loans amount includes estimated interest payments as well as principal repayment.

(2)	Upon completion of the construction obligations – Longmen Joint Venture, if Longmen Joint Venture is unable to repay the obligation when due, Shaanxi Steel will support Longmen Joint Venture for such obligations.

As of September 30, 2014, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $196.7 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$127,644	Various from December 2014 to September 2015
Three-party financing agreements	14,463	Various from April to June 2015
Confirming storage	41,600	Various from October 2014 to April 2015
Financing by the rights of goods delivery in future	13,000	October 2014
Total	$196,707

 As of September 30, 2014, we did not accrue any liability for the amount we have guaranteed for third parties and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

As of September 30, 2014, the fair value of our plant and equipment exceeded our carrying value of these assets by approximately 40.4%. We used the estimated discounted cash flow from these assets to determine their fair value. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believe these assumptions provide us the best estimates of projecting our future cash flows from these assets, net of any related cash outflow of our costs, expenses and taxes related to these revenues. In the future, the estimated fair value of these assets may be lower than their current fair value, which could result in future impairment charges if potential events occur to further reduce the current selling price or product demand in the steel market or increase our costs that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

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

Each period, we consider whether the discount rate based on our average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. To date, we have not considered any adjustment to be necessary based upon, but not limited to, the following assumptions:

•	because the joint venture partner of Longmen Joint Venture is a state-owned enterprise with an excellent credit history, PRC banks grant similar credit treatment to Longmen Joint Venture in terms of credit availability
•	the current average borrowing rate of enterprises in the steel industry in the PRC is similar to this borrowing rate
•	the current new/renewal borrowing rates of the Company’s bank loans are similar to prior periods
•	the People’s Bank of China has not recently adjusted any borrowing rate
•	PRC bank interest rates are not industry specific. The downtrend in the steel industry did not materially impact the bank borrowing rates for steel companies
•	the bank interest rates are assessed by each individual bank and governed by the Chinese banking regulatory bodies. Reports from credit rating research firms are not commonly used by PRC banks

The projected profits/losses in Longmen Joint Venture are based upon, but not limited to, the following assumptions:

·	projected selling units and growth in the steel market;
·	projected unit selling price in the steel market;
·	projected unit purchase cost in the coal and iron ore markets;
·	selling and general and administrative expenses to be in line with the growth in the steel market;
·	projected bank borrowing;
·	interest rate index;
·	gross national product index;
·	industry index; and
·	government policy.

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the Nine months ended September 30, 2014 and 2013. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to make additional lease payments based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the Nine months ended September 30, 2014 and 2013, no contingent rent expense was incurred under these lease agreements.

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

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made during the Nine months ended September 30, 2014 and 2013.

New Accounting Pronouncements

 In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation – Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments stipulate that a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost should be recognized over the required service period, if it is probable that the performance condition would be achieved. The amendments in this Accounting Standards Update are effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Accounting Standards Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have material impact on the Company’s condensed consolidated financial statements, although there may be additional disclosures upon adoption.

In November 2014, the FASB issued Accounting Standard Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, to clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves; (2) the circumstances under which the hybrid financial instrument was issued or acquired; and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As a result of such material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2014.

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

On July 14, 2014, we entered into a Subscription Agreement (the "Subscription Agreement") with Zuosheng Yu, the Company's Chief Executive Officer and a member of the Company's Board of Directors, relating to a private placement of our common stock, par value $0.001 per share. On October 23, 2014, after certain closing conditions contained in the Subscription Agreement were satisfied, the transaction closed and we sold to Zuosheng Yu 5,000,000 shares of common stock at a purchase price of $1.50 per share (the "Purchase Price"), upon receipt of $7,500,000 in gross proceeds in accordance with the terms of the Subscription Agreement. The Purchase Price represents a 23% premium to the volume weighted average closing price of the Common Stock from March 5, 2014 to July 11, 2014, which ranged from $0.90 to $1.47 per share of common stock during the period. Upon completion of this transaction, Zuosheng Yu beneficially owned 44.7% of our common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

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

General Steel Holdings, Inc.

Date: November 14, 2014	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: November 14, 2014	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

