Form 10-K
period 2014-12-31
GENERAL STEEL HOLDINGS INC
filed 2015-04-10
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Registrant’s telephone number: +86 (10) 5775 7648

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the price of $1.00 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $22.2 million. The registrant has no non-voting common equity.

As of April 8, 2015, 61,986,282 (excluding 2,472,306 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled sheets and high-speed wire. Our current aggregate annual production capacity of crude steel products under management, consisting mainly of steel rebar, is 7 million metric tons. Our products have a variety of demand drivers, such as infrastructure construction and and rural income. Domestic economic conditions are also an overall demand driver for all our products.

In June 2014, the Board approved our plan to transform from an integrated steel producer into a multi-faceted, synergistic platform that will comprise not only steel-related businesses but also high-growth, high-margin non-steel businesses. In February 2015, we established a radio-frequency identification “RFID” joint venture to pursue Internet-of-Things (“IoT”) opportunities.

Our growth strategy is a combination of optimizing operating efficiencies in our steel business and expanding into other high-growth and high-margin non-steel industries:

•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure and continual cooperation and partnerships with leading state-owned enterprises (SOEs).
•	We aim to expand into other high-growth and high-margin non-steel industries, such as logistics and Internet-of-Things.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “Company”, “we”, “our” and “us” all refer to General Steel Holdings, Inc.

Steel Related Subsidiaries and IoT Technology Company

We presently have controlling interests in three steel-related subsidiaries and one IoT Technology company:

•	General Steel (China) Co., Ltd. (“General Steel (China)”);
•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);
•	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”); and
•	Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”).

Our Company, together with our subsidiaries, majority owned subsidiaries and variable interest entity are referred to as the “Group.” Longmen Joint Venture, which is currently consolidated into our Company, represents the majority of our revenue and assets. It was determined to be a variable interest entity in which we are considered the primary beneficiary, as fully explained below.

In view of the near-term challenges for the steel sector, we are strategically accelerating our business transformation. Our transformation strategy is to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

•	First, strengthen our financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	Second, reduce the complexity of our business structure, which is consistent with our objectives for internal simplification and operating efficiency;
•	Third, diversify operating risk in order to lower our high reliance on steel business, while at the same time leverage on our vast vertical resources in the steel industry; and
•	Fourth, pursue opportunities for additional value creation.

We formed a joint venture in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate our expansion into the vibrant logistics and Internet-of-Things sectors.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. (the “Lessee”), whereby General Steel (China) leased parts of its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. Management evaluates the fair value of its long-term assets on an annual basis, or upon a triggering event which would require an assessment sooner, and is of the opinion that the fair value of the property, plant and equipment as supported by the operating lease approximates its current carrying value.

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

Currently, Longmen Joint Venture has five branch offices, four consolidated subsidiaries and one entity in which it has a noncontrolling interest. It employs approximately 8,400 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 177 vehicles and provides transportation services exclusively to Longmen Joint Venture.

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

An established regional network of one hundred and twelve distributors, together with smaller distributors and eight sales offices sell Longmen Joint Venture’s products. All products are sold under the registered brand name of “Yulong”, which has strong regional recognition and awareness. Rebar and billet products carry ISO 9001 and 9002 certification and other Longmen Joint Venture’s products have won national quality awards. Products produced at the facility have been used in the construction of the Yangtze River Three Gorges Dam, the Xi’an International Airport, the Xi’an city subway system and the Xi Luo Du and Xiang Jia Ba hydropower projects.

From June 2009 to March 2011, we worked with Shaanxi Steel to build new iron and steel making facilities, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters, one 400 square meter sintering machine and some auxiliary systems.  As a result, Longmen Joint Venture incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel. See Note 14 - “Deferred lease income” of the Notes to Consolidated Financial Statements included herein

On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of the constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400 m 2 sintering machine, two 1,280 m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities. The Agreement leverages each of the parties’ operating strengths, allowing Longmen Joint Venture to derive the greatest benefit from the cooperation and the newly constructed iron and steel making facilities. At the designed efficiency level, the facilities contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture pays Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit or loss generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture increased by three million tons, or 75%. The Agreement improved Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception to the present time, nor intention to make future adjustment by the Company and Shaanxi Steel.

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

Maoming Hengda’s core business was the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors that targeted customers in Guangxi Province and the western region of Guangdong. To take advantage of a stronger market demand in Shaanxi Province, between 2009 and 2010, we relocated the 1.8 million metric ton capacity rebar production line and high-speed wire production line from Maoming Hengda's facility to Longmen Joint Venture.

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

Tianjin General Shengyuan IoT Technology Co., Ltd

On February 10, 2015, we reached a definitive agreement (“the Agreement”) to form a joint venture with a team of RFID experts (the “Expert Team”), to develop and commercialize RFID technology data solutions. The joint venture entity named Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”) obtained its business license on February 13, 2015.

The Expert Team includes several forerunners in the data integration and logistics industries, led by Mr. Michael Au, a veteran with over 17 years experience and more than a dozen patents in RFID technology. In 1997, Mr. Au developed and patented the first non-contact RFID device for moving vehicles that is still being used today for highway toll collections in the Guangdong Province. In 2005, Mr. Au co-founded Xindeco IoT (formerly Xinda Huicong Technology Company), the first China-based company specializing in the development and production of UHF RFID tags. Supporting Mr. Au and acting as the Expert Team’s chief technical adviser will be Dr. Changyu Wu, a member of the US Institute of Electrical and Electronics Engineers with over 20 years experience in the development of data-integration devices. Michael Au was appointed as CEO of General Shengyuan IoT.

The joint venture brings together the strength and expertise of each partner in developing and commercializing RFID technologies and a cloud-based, Internet-of-Things platform. We own 70% of General Shengyuan IoT by contributing $1.6 million (RMB 10.0 million), while the Expert Team contributes intellectual property, including proprietary RFID technologies, licensed patents and domain expertise. The venture’s proprietary RFID tags and related applications can effectively track supplies, inventories, and goods throughout the manufacturing process, as well as, finished goods and merchandises in transit. Meanwhile, the venture’s cloud-based Internet-of-Things platform for bulk commodity logistics provides real-time data on supplies, inventory, and goods, thereby greatly enhancing its customers’ administration and planning processes, as well as, asset tracking and supply chain management.

Steel Production Capacity Information Summary by Subsidiaries

Annual Production Capacity (metric tons)	General Steel (China) (1)	Longmen Joint Venture	Maoming Hengda (1)

Crude Steel	-	7 million	-
Processing	400,000	5 million	400,000
Main Products	Hot-rolled sheet	Rebar/High-speed wire	Rebar
Main Application	Light agricultural vehicles	Infrastructure and construction	Infrastructure and construction

(1)	The production facilities of General Steel (China) and Maoming Hengda currently are leased to unrelated parties.

Marketing and Customers

We sell our products primarily to distributors and related parties, and we typically collect payment from these distributors in advance.  Our marketing efforts are mainly directed toward those customers who have demanding requirements for on-time delivery, timeliness of customer services, and product quality.  We believe that these requirements, as well as product planning, are critical factors in our ability to serve this segment of the market.

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2014, approximately 24.7% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Demand for our Products

For the years ended December 31, 2014 and 2013, rebar, our major product, comprised of more than 99% and 99% of our sales, respectively. Overall, domestic economic growth is an important driver of demand for our major product, especially from construction and infrastructure projects.

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

The Western region of China, where our major sales market is located, has experienced a higher rate of growth than other Chinese regions in recent years. Compared to an increase of 7.4% for the national GDP, a GDP increase of 9.7% was reported by Shaanxi Province in 2014. Additionally, according to Accounting and Corporate Finance Production Statistics in China, Sichuan Province also reported a healthy GDP increase of 8.5% in 2014. We have a sales office in Chengdu City, Sichuan Province to meet the increasing demand for the production of steel.

According to the Shaanxi provincial government, the total fixed asset investment for the Shaanxi Province was approximately $299 billion (RMB 1.84 trillion) for the year ended December 31, 2014, an increase of 17.8% over the same period in 2013.

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

In January 2011, the Shaanxi provincial government announced that it would invest approximately $12.2 billion (RMB 80 billion) in the construction of hydro projects, which is three times the amount invested during the 11th Five Year National Economic and Social Development Plan.  In addition to hydro projects, according to the central government, 16,000 total kilometers of high speed railway will be built by 2020.

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

China’s central government also introduced the One Belt and One Road (“OBAOR”) strategy, with an aim to create new markets for China’s products by promoting China’s infrastructure investments in less-developed countries. “One Road” refers to the 21st century Maritime Silk Road initiative, which seeks to extend China’s trading and infrastructure investments into Southeast Asian nations and further afield to south Asia and Africa. “One Belt” refers to the Silk Road Economic Belt, which extends into central Asian nations.

According to figures released by China’s National Development and Reform Commission, 33 infrastructure projects kicked off in 2014 in Western China, worth a total investment of RMB 835.3 billion ($134.7 billion), more than doubled from a total investment of RMB 326.5 billion on 20 projects in 2013.

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

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 72% of production costs are associated with raw materials, with iron ore being the largest component.

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

The sources and/or our top five major suppliers of our raw materials for the year ended December 31, 2014 are as follows:

Name of the Major Suppliers	Raw Material Purchased	% of Total Raw Material Purchased	Relationship with Company
Longgang Group Import & Export Co., Ltd.	Iron Ore	9.2%	Related Party
Shaanxi Longmen Coal Chemical Industry Co., Ltd.	Coke	6.4%	Third Party
Shaanxi Haiyan Coal Chemical Industry Co., Ltd.	Coke	6.2%	Related Party
Tianwu General Steel Material Trading Co., Ltd.	Iron Ore	4.2%	Related Party
Long Steel Group	Iron Ore	4.0%	Related Party
	Total	30.0%

Industry Environment

Despite demand growth experienced throughout the past years, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability and has become the most significant challenge in the steel manufacturing business. Chinese crude steel production reached a record high of 823 million tons in 2014, an increase of 0.89% over 2013, while the total consumption of crude steel was only 738 million tons in 2014, a decrease of 3.4% from the same period last year, according to the China Iron and Steel Association.

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

China’s steel industry is highly fragmented, and the Chinese government continues to encourage industry consolidation. The Chinese central government has had a long-stated goal to consolidate 60% of domestic steel production among the top ten producers by 2015, and expanding to 70% by 2020. The top ten producers’ output fell to 39% of the national output in 2013 from 49% in 2010, which is still below the 60% target for 2015 set in the 12th year plan.

Meanwhile, the Ministry of Industry and Information Technology of the People's Republic of China is targeting to cut up to 80 million metric tons of capacity by the end of 2018. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities by 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In May 2014, the government reaffirmed its determination of industry consolidation, and announced that it plans to eliminate 28.7 million tons of obsolete iron and steel capacity in 2014 and successfully eliminated 31.1 million tons, which was more than the original target amount. Such industry consolidation through the reduction of obsolete iron and steel capacities are not expected to directly impact our Company because we continue to see a strong demand for our products, especially in Western China, and believe there are significant growth opportunities in the industry and market we serve.

Despite the government’s initiatives to encourage industry consolidation and cut over-capacity, it is estimated that new capacity of approximately 20~25 million metric tons was added in 2014. Excess supply, weakening economic growth, and sagging prices have resulted in depressed margins and operating losses. According to statistics by China Iron and Steel Association, the blended net margin of China steel enterprises in 2014 was only 0.85%, with approximately 15% of major steel companies monitored by China Iron and Steel Association still incurring operating losses.

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

Since 2013, the government has exerted a more stringent environment protection policy on the steel industry. In January 2014, the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") announced a List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List").  The List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on product quality, environmental protection, energy consumption, workmanship and equipment, production scale, as well as work safety and social responsibility. The MIIT will collaborate with China's other governmental agencies to provide support to the List's members and to speed up the steel industry's restructuring and consolidation. Steel makers omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity. Longmen Joint Venture, the major facility of General Steel, has been included on the List as one of the key steel enterprises in China’s Shaanxi Province.

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

Employees

As of December 31, 2014, we had approximately 8,505 full-time employees.

Executive Officers of the Registrant

The following sets forth certain information as of March 25, 2015 concerning our executive officers.

Name	Age	Title
Zuosheng Yu	50	Chairman and Chief Executive Officer
John Chen	43	Chief Financial Officer

Mr. Zuosheng Yu, age 50, Chairman of the Board of Directors.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.

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

We compete with both SOEs and privately owned steel manufacturers. While we believe that our price and quality are superior to other manufacturers, many of our competitors are better capitalized, more experienced, and have deeper ties in the Chinese marketplace. We consider there to be the following major competitors of similar size, production capability and product line in the marketplace competing against our three operating subsidiaries as indicated:

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

Future disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flow and could cause the market price of our common stock to decline.

The credit markets worldwide and in the United States have experienced significant contraction, de-leveraging and reduced liquidity in the past, and the United States government and foreign governments have either implemented or are considering a broad variety of governmental action and/or new regulation of the financial markets to prevent these from occurring again. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements.

The uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide. Major market disruptions, the current adverse changes in global market conditions, and the regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow funds as needed. The current market conditions may last longer than we anticipate. Such economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

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

Our new growth strategy into the Internet-of-Things sector may not be successful.

In June 2014, the Board approved our plan to transform from an integrated steel producer into a multi-faceted, synergistic platform that will comprise not only steel-related businesses but also high-growth, high-margin non-steel businesses. In February 2015, we established a radio-frequency identification “RFID” joint venture to pursue Internet-of-Things opportunities. Our growth strategy is a combination of optimizing operating efficiencies in our steel business and expanding into other high-growth and high margin non-steel industries:

There, we expect that a significant portion of our future revenue will be derived from this RFID joint venture and other Internet-of-Things opportunities, along with opportunities in other new high margin non-steel industries. The market for these products is characterized by rapidly changing technology, evolving industry standards and changes in customer needs. If we fail to respond such to changes in technology, industry standards or customer needs, these opportunities could become less competitive or obsolete. We must continue to make smart and efficient investments in these areas in order to make them profitable. However, there can be no assurance that such opportunities and investments will be successful or profitable and could result in additional expenses.

If we are unable to successfully enter the Internet-of-Things sector or other new high margin non-steel industries, our future results of operations would be adversely affected. Our pursuit of such new opportunities will require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on terms that we can accept or may materially change the gross profits that we are able to obtain on our products. Further, we may not succeed in adapting our business model to new technologies and industries as they emerge, which could materially harm our expansion and future growth.

Our business, revenues and profitability are dependent on a limited number of large customers.

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2014, approximately 24.7% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large contracts or the loss of, or significant reduction in purchases by, one or more of our major customers would have the effect of reducing our revenues and profitability.

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

We have no operations other than General Steel (China), Longmen Joint Venture, and Maoming Hengda, and our principal assets are our investments in these subsidiaries and VIE. As a result, we are dependent upon the performance of our subsidiaries and VIE and we will be subject to the financial, business and other factors affecting them as well as general economic and financial conditions. As substantially all of our operations are and will be conducted through our subsidiaries and VIE, we will be dependent on the cash flow of our subsidiaries to meet our obligations.

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

We have various financing facilities with banks which are due on demand or within one year. So far, we have not experienced any difficulties in repaying such financing facilities. As of December 31, 2014, we have not satisfied our financial covenants stipulated by certain loan agreements because of debt to asset ratios. Furthermore, we are party to loan agreements with cross default clause where any breach of other loan covenants will automatically result in default of such loans. According to the loan agreements, the bank could request more collateral or guarantees if the covenant is not satisfied or request early repayment of the loan if we cannot remedy the default within a period of time. As of today, we have not received any notice from the banks requesting more collateral, guarantees or early repayment of our short term loans due to a breach. However, we may in the future encounter difficulties in repaying or refinancing such loans on time, or providing more collateral or guarantees to the banks or making early repayment of our loans.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern.

Our auditors, Friedman LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2014 that conditions exist that raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives, and depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they become due.  If we are unable to achieve these goals, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, bankruptcy, or criminal proceedings against us or our customers. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under PRC law, and, as a result, we are required to comply with certain PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the Chinese authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or may encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of current or future PRC laws or regulations. In addition, PRC laws and regulations relating to land use have caused, and may cause again in the future, us to pay fines relating to the alleged misuse of certain agricultural land for industrial purposes.  When such misuse is alleged, the PRC also reserves the right to seize, and may seize, our equipment on the land in question.

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

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. China’s Consumer Price Index increased by 2.0% for full year of 2014 according to the National Bureau of Statistics of China, or the NBS. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

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

Under the EIT Law, as defined below, we may be classified as a “resident enterprise” of China, which would likely result in unfavorable tax consequences to us and our non-PRC shareholders.

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

Our officers, directors and affiliates beneficially own approximately 45.7% of our common stock. Mr. Zuosheng Yu, our major stockholder, beneficially owns approximately 45.0% of our common stock. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

On January 9, 2015, we received a notice from NYSE Regulations, Inc. that we were not in compliance with the continued listing standard set forth in Section 802.01B of the Listed Company Manual of the NYSE (the “Manual”). Noncompliance with Section 802.01B of the Manual (the “Market Cap Standard”) is due to the Company not maintaining an average market capitalization of at least fifty million dollars ($50,000,000.00) over a consecutive 30 trading-day period.  We have also in the past not been in compliance with the continued listing standard set forth in Section 802.01C of the Manual, which is triggered when the average closing price of the Company’s common stock is less than $1.00 over a consecutive 30 trading-day period.  As a result of the Company’s non-compliance with the Market Cap Standard, we submitted a business plan to the NYSE on February 23, 2015 that had been reviewed and approved by the NYSE. We remain subject to quarterly monitoring for compliance with both continued listing standards.

We are required to comply with all of the applicable continued listing standards set forth in the Manual as a condition for our common stock to continue to be listed on the NYSE. We intend to appeal any decision to delist our shares from the NYSE, but cannot provide any assurance that our appeal will be successful. Any such appeal will not stay the decision to delist our shares. If our common stock is delisted from the NYSE, such securities may be traded over-the-counter on the “pink sheets.” The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all. In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

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

Registered Owner of Land Use Right	Location & Certificate of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 6 West Gangtuan Road, Daqiuzhuang, Jinghai Country, Tianjin	Industrial Use	6.78	50 years	37 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	No. 35 Baiyi Road, Daqiuzhuang, Jinghai County, Tianjin	Industrial Use	9.89	50 years	37 years

Tianjin Daqiuzhuang Metal Sheet Co., Ltd	Ying Feng Road North, Daqiuzhuang, Jinghai country Tianjin	Commercial Use	1.14	50 years	37 years

Longmen Joint Venture

The properties of Longmen Joint Venture consist of production and administrative sites located in various locations throughout the southern half of Shaanxi province on land totaling approximately 307 acres (124.4 hectares).

Longmen Joint Venture is the registered owner of the land use rights for the parcel of land identified in the chart below.

Registered Owner of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Longmen Joint Venture	North Huanyuan Road, Weiyang District, Xi'an, Shaanxi	Industrial Use	19.1	50 Years	32 Years
Longmen Joint Venture	Longmen Town, Hancheng, Shaanxi	Industrial Use	179.6	40-48 Years	32-36 Years*
Longmen Joint Venture	Sanping Village, Shipo Town, Zhashui County, Shaanxi	Industrial Use	103.2	50 Years	38 Years
Longmen Joint Venture	Zhaikouhe Village, Xunjian Town, Zhashui County, Shaanxi	Industrial Use	1.9	50 Years	37 Years
Longmen Joint Venture	East Taishi Avenue, Xincheng District, Hancheng, Shaanxi	Commercial Use	3.6	40 Years	28 Years

*This location consists of six land use rights with various remaining useful lives.

Maoming Hengda

The properties of Maoming Hengda consist of our production and administrative sites located in two separated sites inside Maoming city, Guangdong province, on land totaling approximately 240 acres (96.9 hectares).

Maoming Hengda is the registered owner of the land use rights for the parcels of land identified in the chart below.

Registered Owner Of Land Use Right	Location & Certificate Of Land Use Right	Usage	Space (acres)	Life of Land Use Right	Remaining Life

Maoming Hengda	Diancheng Town, Dianbai County, Maoming City, Industrial Zone of Bohe Port, Guangdong	Industrial Use	240	50 Years	40 Years

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the New York Exchange under the symbol “GSI”. The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2013
High	$1.35	$1.12	$1.04	$1.09
Low	$0.94	$0.94	$0.83	$0.85
2014
High	$1.47	$1.32	$1.19	$1.06
Low	$0.90	$0.90	$0.97	$0.64

As of April 8, 2015, there were approximately 319 holders of record of our common stock. On the same date, the trading price of our common stock closed at $1.00 per share.

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

OVERVIEW

We were founded on the strategy to merge, partner with, and acquire State-owned enterprises and selected steel companies with great growth potential within China’s highly fragmented steel industry. As of December 31, 2014, we were comprised of three steel producing and processing subsidiaries/VIE of which Longmen Joint Venture is the largest. Located in Shaanxi province, Longmen Joint Venture contributed approximately 99.8% and 99.5% of our total revenue for the 2014 and 2013 fiscal years, respectively.

Fiscal year 2014 financial highlights:

•	Sales revenue decreased by $174.3 million, or (7.1)% year-over-year to $2.3 billion, down from $2.5 billion in 2013, mainly due to the decrease in average selling price of our rebar products despite an increase in our sales volume. For the year of 2014, sales volume in Longmen Joint Venture totaled 5.4 million metric tons, an increase of 0.3 million metric tons, or 6.3%, compared to 5.1 million metric tons in the year of 2013, with an average selling price of rebar of $422.2 per ton in the year of 2014, compared to $490.7 per ton in the year of 2013.

•	Gross loss in the year of 2014 totaled $(19.2) million, or (0.8)% of total revenue, as compared to $(55.9) million, or (2.3)% of total revenue in the year of 2013.

•	Total finance expenses in the year of 2014 were $96.7 million, as compared to $91.9 million in the year of 2013. Finance expenses mainly consisted of interest expense on capital lease, which was $21.3 million and $20.8 million in the year of 2014 and 2013, respectively, and interest expense on bank loans and discounted notes receivable, which was $75.4 million and $71.1 million in years of 2014 and 2013, respectively.

Fiscal year 2014 operational highlights:

•	Fully utilized the two additional continuous rolling rebar production lines constructed at Longmen Joint Venture in 2013, to drive savings in unit production cost by the end of the first quarter of 2014.

•	In April 2014, we signed a direct purchase agreement with Rio Tinto to procure imported iron ore, which ensured timely deliveries of the highest quality imported iron ore and effectively lowered our sourcing costs.

•	In June 2014, the Board approved our plan to accelerate business transformation by expanding our business scope to include other non-steel industries, to further utilize our proven corporate development team and sizable human capital, and increase overall profitability and return on investments. We signed a Memorandum of Understanding with Tewoo Group to co-develop bulk commodity e-commerce in October 2014; and established a RFID joint venture with an Expert Team to pursue Internet-of-Things opportunities in February 2015.

•	During the fourth quarter of 2014, we upgraded an existing 450 cubic-meter blast furnace to a much larger and more efficient 1,800 cubic-meter blast furnace, as well as commissioned a newly built 450 square meter sintering machine at Longmen Joint Venture.

•	On December 31, 2014, we sold our 80% stake in Baotou General Steel Special Steel Pipe Joint Venture Company Limited (“Baotou Steel Pipe Joint Venture”). The assets, liabilities and the operating results of Baotou Steel Pipe Joint Venture were immaterial to the Company’s consolidated financial statements as of and during the years ended December 31, 2014 and 2013. We believe the disposal of low-efficiency, non-core assets and restructure idle land resources will help to unlock their hidden fair value.

Our management remains committed to continually enhancing operations for our steel business or exploring different opportunities for the possibility of restructuring our steel business and unlocking considerable value for shareholders. Our growth strategy is a combination of optimizing operating efficiencies in our steel business and expanding and focusing into other high-growth and high-margin non-steel industries:

•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure and continual cooperation and partnerships with leading state-owned enterprises (SOEs) or exploring different opportunities for the possibility of restructuring our steel business.
•	We aim to expand and focus into other high-growth and high-margin non-steel industries, such as logistics and Internet-of-Things.

Due to the near-term challenges for the steel sector, we are strategically accelerating our business transformation. Our transformation strategy is to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

•	First, strengthen our financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	Second, reduce the complexity of our business structure, which is consistent with our objectives for internal simplification and operating efficiency;
•	Third, diversify operating risk in order to lower our high reliance on steel business, while at the same time leverage on our vast vertical resources in the steel industry; and
•	Fourth, pursue opportunities for additional value creation.

We formed a joint venture in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate our expansion into the vibrant logistics and Internet-of-Things sectors.

Industry Environment

Despite demand growth experienced throughout the past years, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability and has become the most significant challenge in the steel manufacturing business. Chinese crude steel production reached a record high of 823 million tons in 2014, an increase of 0.89% over 2013, while the total consumption of crude steel was only 738 million tons in 2014, a decrease of 3.4% from the same period last year, according to the China Iron and Steel Association.

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

China’s steel industry is highly fragmented, and the Chinese government continues to encourage industry consolidation. The Chinese central government has had a long-stated goal to consolidate 60% of domestic steel production among the top ten producers by 2015, and expanding to 70% by 2020. The top ten producers’ output fell to 39% of the national output in 2013 from 49% in 2010, which is still below the 60% target for 2015 set in the 12th year plan.

Meanwhile, the Ministry of Industry and Information Technology of the People's Republic of China is targeting to cut up to 80 million metric tons of capacity by the end of 2018. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities by 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In May 2014, the government reaffirmed its determination of industry consolidation, and announced that it plans to eliminate 28.7 million tons of obsolete iron and steel capacity in 2014 and successfully eliminated 31.1 million tons, which was more than the original target amount. Such industry consolidation through the reduction of obsolete iron and steel capacities are not expected to directly impact our Company because we continue to see a strong demand for our products, especially in Western China, and believe there are significant growth opportunities in the industry and market we serve.

Despite the government’s initiatives to encourage industry consolidation and cut over-capacity, it is estimated that new capacity of approximately 20~25 million metric tons was added in 2014. Excess supply, weakening economic growth, and sagging prices have resulted in depressed margins and operating losses. According to statistics by China Iron and Steel Association, the blended net margin of China steel enterprises in 2014 was only 0.85%, with approximately 15% of major steel companies monitored by China Iron and Steel Association still incurring operating losses.

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

Since 2013, the Chinese government has exerted a more stringent environmental protection policy on the steel industry. In January 2014, the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") announced a List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List").  The List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on product quality, environmental protection, energy consumption, workmanship and equipment, production scale, as well as work safety and social responsibility. The MIIT will collaborate with China's other governmental agencies to provide support to the List's members and to speed up the steel industry's restructuring and consolidation. Steel makers omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity. Longmen Joint Venture, the major facility of General Steel was included on the List as one of the key steel enterprises in China’s Shaanxi Province.

Due to the near-term challenges for the steel sector, we are strategically accelerating our business transformation. Our transformation strategy is to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

•	First, strengthen our financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	Second, reduce the complexity of our business structure, which is consistent with our objectives for internal simplification and operating efficiency;
•	Third, diversify operating risk in order to lower our high reliance on steel business, while at the same time leverage on our vast vertical resources in the steel industry; and
•	Fourth, pursue opportunities for additional value creation.

We formed a joint venture in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate our expansion into the vibrant logistics and Internet-of-Things sectors.

RESULTS OF OPERATIONS

Statements of Operations for the years ended December 31, 2014 and 2013:

(In thousands except share data)	2014	2013	Change	Percentage Change
Sales	$2,289,412	$2,463,747	$(174,335)	(7.1)%
Cost of Goods Sold	2,308,578	2,519,685	(211,107)	(8.4)%
Gross Loss	(19,166)	(55,938)	36,772	(65.7)%
Gross Loss Margin %	(0.8)%	(2.3)%	1.5%
Selling, General and Administrative Expenses	(78,555)	(84,226)	5,671	(6.7)%
Change in Fair Value of Profit Sharing Liability	91,018	174,569	(83,551)	(47.9)%
Income (Loss) from Operations	(6,703)	34,405	(41,108)	(119.5)%

Other Expense, net	(71,304)	(76,676)	5,372	(7.0)%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(78,007)	(42,271)	(35,736)	84.5%
Provision for Income Taxes	269	354	(85)	(24.0)%
Net Loss	(78,276)	(42,625)	(35,651)	83.6%
Less: Net Loss Attributable to Noncontrolling Interest	(29,553)	(9,609)	(19,944)	207.6%
Net Loss Attributable to General Steel Holdings, Inc.	$(48,723)	$(33,016)	$(15,707)	47.6%
Loss Per Share
Basic and Diluted	$(0.86)	$(0.60)	$(0.26)	43.3%

Sales

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013

Sales by Subsidiary and Product

(in thousands)		2014	2013	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	$2,284,485	$2,450,256	$(165,771)	(6.8)%
Others		4,927	13,491	(8,564)	(63.5)%
Total Sales		$2,289,412	$2,463,747	$(174,335)	(7.1)%

(In thousand metric tons)		2014	2013	Change	Percentage Change
Subsidiary	Product
Longmen Joint Venture	Rebar	5,411	4,994	417	8.4%
Others		12	106	(94)	(88.7)%
Total Sales Volume		5,423	5,100	323	6.3%

Total sales for the fiscal year 2014 decreased by $174.3 million or (7.1)% to $2.3 billion from $2.5 billion in 2013. The decrease in sales compared to 2013 was due to the decrease in average selling price of our rebar products. Longmen Joint Venture comprised 99.8% and 99.5% of total sales for the years ended 2014 and 2013, respectively.  Sales volume of rebar increased by 0.3 million metric tons, or 6.3% to 5.4 million metric tons, compared to 5.1 million metric tons in 2013. The average selling price of rebar decreased by 14.0% to approximately $422.2 per ton in 2014 from approximately $490.7 per ton in 2013.

As a result of the China and global steel industry over-capacity, Chinese economic control polices and weakened global economy, commodity prices dropped, and the price of steel had been on a declining trend from the third quarter of 2012 to 2014. The over-capacity issue impacted our results since the third quarter of 2012 and continued to do so in 2013 and 2014. At the same time, we strategically discounted our products in order to establish a foothold into neighboring markets and expand our presence in Western China in 2014. As such, our sales prices have shown a continued decline.

Our five major customers were distributors and collectively represented approximately 24.7% of our total sales for the year ended December 31, 2014 in comparison to 22.1% of our total sales for year ended December 31, 2013. These five customers included related parties and major distributors owned by the Chinese central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Fiscal year ended December 31, 2014 compared with fiscal year ended December 31, 2013

(in thousands)	2014	2013	Change	Percentage Change
Subsidiary
Longmen Joint Venture	$2,303,981	$2,506,322	$(202,341)	(8.1)%
Others	4,597	13,363	(8,766)	(65.6)%
Total Cost of Goods Sold	$2,308,578	$2,519,685	$(211,107)	(8.4)%

Our primary cost of goods sold is the cost of raw materials, such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 65.8% of our total cost of sales. Cost of goods sold decreased by $211.1 million or (8.4)% to $2.3 billion in 2014 from $2.5 billion in 2013. This decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 17.4% and approximately 18.6%, respectively, for the year ended December 31, 2014 as compared to the same period in 2013.

As such, the average costs of rebar manufactured decreased 15.2% to approximately $425.8 per ton during the year ended December 31, 2014 from approximately $501.9 per ton in the same period 2013.

Gross Loss

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013

(in thousands)	2014	2013	Change	Percentage Change
Gross Loss	$(19,166)	$(55,938)	$36,772	(65.7)%
Gross Loss Margin	(0.8)%	(2.3)%

Gross loss for the year of 2014 was $19.2 million, or (0.8)% of total sales, as compared to $55.9 million, or (2.3)% of total sales in the same period in 2013. The increase in gross margin percentage was mainly attributable to the percentage decrease in the cost of rebar manufactured of 15.2% being higher than the percentage decrease in the average rebar selling price of 14.0% for the year of 2014 as compared to the same period of 2013. As the cost of iron ore and coke decreased by 17.4% and 18.6% year-over-year, respectively, we were able to achieve leverage from the increased sales volume and expanded our gross margin in 2014 compared to 2013.

Gross Profit (Loss) and Gross Profit (Loss) Margin by Quarters

The over-capacity issue in the Chinese and global steel industry affected our results during 2013 and the Chinese economy remained weak, which indirectly affected our industry, and our selling prices suffered a decline during the first two quarters of 2013. At the same time, the prices of iron ore and coke, which accounted for the majority of our cost goods sold, had risen slightly at the beginning of 2013 before declining again in the second and third quarters of 2013. Consequently our selling prices in the second quarter of 2013 dropped below the cost of raw materials purchased earlier in the year, resulting in a gross loss. In the third quarter of 2013, demand and prices of our products rose slightly while unit cost declined further as a result of decreasing cost of raw materials purchased earlier in the year, leading to an increase in gross margins. However, the combination of a slight climb in raw material costs and Longmen Joint Venture’s production line stoppage due to mechanical repairs, which increased our unit cost, caused our unit cost of goods sold to increase above the unit selling price again, leading to a drop in gross margin in the fourth quarter of 2013.

As raw material costs for iron ore and coke continued to decline in the first two quarters of 2014 at a faster rate than rebar selling prices, our gross margin recovered to positive margin by the second quarter of 2014. By the third quarter of 2014, our gross margin declined slightly as we strategically discounted our products in order to establish a foothold into neighboring markets and expand our presence in Western China. In the fourth quarter of 2014, the Chinese steel market winter slow-down kicked in, and rebar selling prices decreased at a faster rate than the decrease in raw material costs, which led to a further decline in our gross margin.

Selling, General and Administrative Expenses

Fiscal year ended December 31, 2014 compared with fiscal year ended December 31, 2013

				Percentage
(in thousands)	2014	2013	Change	Change

Selling, General and Administrative expenses	$(78,555)	$(84,226)	$5,671	(6.7)%
SG&A expenses as percentage of total revenue	(3.4)%	(3.4)%

Selling, general and administrative (“SG&A”) expenses decreased by $5.7 million, or 6.7% to $78.6 million for the year ended December 31, 2014, compared to $84.2 million for of the same period in 2013.

Selling expenses decreased by 0.1% to $34.08 million for the year ended December 31, 2014 as compared to $34.13 million in the same period of 2013. The decrease was mainly due to the decrease in sales tax expense along with the decrease in sales for the year ended December 31, 2014 as compared to 2013, which was offset by an increase in freight expense for the year ended December 31, 2014 as we expanded sales into neighboring provincial markets.

In addition, general and administrative (“G&A”) expenses decreased by 11.2% to $44.5 million for the year ended December 31, 2014 as compared to $50.1 million in the same period of 2013. The decrease was mainly due to Longmen Joint Venture decreased employee base salaries and employee training expenses during 2014.

Change in Fair Value of Profit Sharing Liability

Fiscal year ended December 31, 2014 compared with fiscal year ended December 31, 2013

(in thousands)	2014	2013	Change	Change %

Change in fair value of profit sharing liability (gain (loss))	$91,018	$174,569	(83,551)	(47.9)%

For 2013, we considered the recent changes in China’s economic situation, which included a new estimation and downgrade of 2014 GDP by major investment bankers in June 2013, and a steel industry outlook reports issued for 2014. Also, there was a tightening of the monetary policy by the Chinese policy makers since June 20, 2013 by increasing the short-term borrowing rates of approximately 1% in China, and removal of the floor rate charged to customers by the Chinese central bank. As a result, we re-evaluated our projected operating profit (loss) taking into consideration the recent macroeconomic events in China, as well as our fourth quarter and year to date operating results. Due to the continued decrease in our rebar selling price, the market slow-down in the fourth quarter of 2013, and the lack of gross profit recovery as quickly as expected in the year ended December 31, 2013, we foresaw a greater downward trend in 2014 through 2016 than previously anticipated. As our projected profit (loss) decreased, the fair value of our profit sharing liability was reduced as compared to our previous estimates in 2012 and we recognized a gain of $174.6 million in our income from operations for the year ended December 31, 2013.

In September 2014, Goldman Sachs published its latest global economic forecast, which showed a greater downgrade of China’s GDP growth rate from 2014 to 2017 than projected in prior year. Thus we re-evaluated our projected operating profit (loss) taking into consideration both the projected GDP downgrade in China and our recent operating results in the third quarter of 2014. On January 20, 2015, the International Monetary Fund (“IMF”) published its latest “World Economic Outlook,” in which it downgraded its projected 2015 and 2016 GDP% for China from its October 2014 projections mainly as a result of China’s sluggish infrastructure investment and consumption growth in 2014 and the downgrade in overall world economic forecast. Thus we re-evaluated our projected operating profit (loss) taking into consideration both the latest projected GDP downgrade in China and our recent operating results in the fourth quarter of 2014. As a result, we recognized a gain of $91.0 million on the change in the fair value of the profit sharing liability primarily due to the reduction in the fair value of profit sharing liability as a result of the change in estimate of future operating results for the year ended December 31, 2014.

Income (Loss) from Operations

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013

( in thousands)	2014	2013	Change	Percentage Change
Income (Loss) from Operations	$(6,703)	$34,405	$(41,108)	(119.5)%

Loss from operations for the year ended December 31, 2014 was $(6.7) million as compared to $34.4 million income from operations for the same period in 2013. The decrease in income from operations was predominantly due to decrease in the gain from change in fair value of profit sharing liability offset by the decrease in gross loss and SG&A expenses.

Total Other Income (Expense), Net

Fiscal year ended December 31, 2014 compared with fiscal year ended December 31, 2013

Other Income (Expense)

(in thousands)	2014	2013	Change	Percentage Change
Interest Income	$21,700	$11,214	$10,486	93.5%
Finance/Interest Expense	(75,421)	(71,079)	(4,342)	6.1%
Financing Cost on Capital Lease	(21,252)	(20,799)	(453)	2.2%
Gain (Loss) on Disposal of Equipment and Intangible Assets	(1,125)	424	(1,549)	(365.3)%
Government Grant	327	4,216	(3,889)	(92.2)%
Income from Equity Investments	139	203	(64)	(31.5)%
Foreign Currency Transaction (Loss) Gain	786	1,394	(608)	(43.6)%
Lease income	2,175	2,158	17	0.8%
Gain on deconsolidation of a subsidiary	1,795	1,011	784	77.5%
Payment for public highway construction	-	(6,462)	6,462	(100.0)%
Other non-operating income (expense), net	(428)	1,044	(1,472)	(141.0)%
Total Other Expense, Net	$(71,304)	$(76,676)	$5,372	(7.0)%

Total other expense, net for the year ended December 31, 2014 were $71.3 million compared to $76.7 million in 2013. The decrease of $5.4 million or 7.0% was mainly a result of the $10.5 million increase in interest income and $6.5 million decrease in payment for public highway construction offset by $4.3 million increase in finance/interest expense, $1.5 million decrease in gain on disposal of equipment and $3.9 million decrease in gain from government grant. Interest income increased by 93.5% in 2014 compared to 2013 mainly as a result of increased loans receivable, including related parties, in 2014 compared to 2013. Interest expense for early submission request of payment increased by $11.4 million or 30.1% to $49.3 million for the year ended December 31, 2014 from $37.9 million for the year ended December 31, 2013. The increase in discounted interest on notes receivable in 2014 as compared to 2013 was mainly due to more conversions of notes receivable before maturity date into cash for financing our operations in 2014 as compared to 2013. Short-term loan interest expense decreased by $7.1 million to $26.1 million from $33.2 million in 2013 mainly as a result of decreased borrowings from banks, which offered higher interest rates than unrelated and related party business lenders, during 2014 as compared to 2013.

Income Taxes

For the years ended December 31, 2014 and 2013, we had a total tax provision from our profitable subsidiaries of $0.3 million and $0.4 million, respectively. For the years ended December 31, 2014 and 2013, we evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and provided 100% valuation allowance for the deferred tax assets. No deferred income tax benefit was recorded for the year ended December 31, 2014 as the resulting deferral of tax assets had been fully reserved because the benefit was not considered to be realizable due to recent historical experience.

For the years ended December 31, 2014 and 2013, we had effective tax rates of (0.3)% and of (0.8)%, respectively. The negative effective tax rates for the years ended December 31, 2014 and 2013 were mainly due to a consolidated loss before income tax while we provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Net Loss

Fiscal year ended December 31, 2014 compared with fiscal year ended December 31, 2013

( in thousands)	2014	2013	Change	Percentage Change
Net loss	$(78,276)	$(42,625)	$(35,651)	83.6%

Net Loss Attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2014 compared to fiscal year ended December 31, 2013

( in thousands)	2014	2013	Change	Percentage Change

Net loss	$(78,276)	$(42,625)	$(35,651)	83.6%
Less: Net loss attributable to noncontrolling interest	(29,553)	(9,609)	(19,944)	207.6%
Net loss attributable to General Steel Holdings, Inc.	$(48,723)	$(33,016)	$(15,707)	47.6%

Net loss attributable to us for the year ended December 31, 2014 increased to $48.7 million compared to $33.0 million for the year ended December 31, 2013. The increase in net loss attributable to us for the year ended December 31, 2014 was mainly a result of a decrease in $83.6 million in the change in fair value of profit sharing liability, offset by a $36.8 million decrease in gross loss, a $5.7 million decrease in SG&A expense, a $5.4 million decrease in other expense, net and a $19.9 million increase in net loss attributable to noncontrolling interest for the year ended December 31, 2014 as compared to the same period in 2013.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, our current liabilities exceeded the current assets by approximately $1.3 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this opinion is based on the demand of our products, economic conditions, the overcapacity issue in the steel industry and our operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity.  Therefore, as noted in the Liquidity and Going Concern section below, this raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2014, we had cash and restricted cash aggregating $367.3 million, of which $355.7 million was restricted. As of December 31, 2013, we had cash and restricted cash aggregating $431.3 million, of which $399.3 million was restricted.

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

Short-term Notes Payable

As of December 31, 2014, we had $661.6 million in short-term notes payables, which are secured by restricted cash of $339.4 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are subject to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of December 31, 2014, we had $257.5 million in short-term bank loans. We believe our current creditors will renew their loans to us after our loans mature as they did in the past. Longmen Joint Venture has been included in the List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List") released by the MIIT in January 2014. The MIIT will collaborate with China's other governmental agencies to provide various supports to the List's members, which includes financing supports from the banks.

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

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture (this transaction is referred to as “financing sales”). Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. A margin of between 4.6% and 12.0% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the years ended December 31, 2014 and 2013 amounted to $922.6 million and $724.3 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the year ended December 31, 2014 and 2013, accounted to $4.2 million and $5.4 million, respectively.

 Liquidity and Going Concern

Our accounts have been prepared assuming that we will continue as a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they become due. The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of December 31, 2014 and 2013 were (5.6) and (6.5), respectively. As of December 31, 2014, our current liabilities exceed current assets (excluding deferred lease income) by $1.3 billion, which raises substantial doubt about our ability to continue as a going concern.

Our steel business has faced very tough market conditions and challenging profitability over the last several years, and based on current trends, we think the near-term challenges for the steel sector will likely linger. In reaction to this challenging market, we are proactively reviewing our strategy and asset portfolio and seeking to restructure low-efficient, non-core assets, as well as idle land resources to unlock hidden fair value.

We aim to transform into a leaner and fitter organization with better profitability. As such, we are strategically accelerating our business transformation to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

•	First, strengthen our financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	Second, reduce the complexity of our business structure, which is consistent with our objectives for internal simplification and operating efficiency;
•	Third, diversify operating risk in order to lower our high reliance on steel business, while at the same time leverage on our vast vertical resources in the steel industry; and
•	Fourth, pursue opportunities for additional value creation.

Management has implemented the following plans that are intended to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

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

With the financial support from the banks and the companies, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of December 31, 2015. However, this opinion is based on the demand of our products, economic conditions, the overcapacity issue in the steel industry and our operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity, as summarized below. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended December 31, 2015
Estimated current liabilities over current assets (excluding deferred lease income) as of December 31, 2014	$(1,278.8)
Projected cash financing and outflows:
Cash provided by line of credit from banks	141.7
Cash provided by vendor financing	896.0
Cash provided by other financing	363.3
Cash provided by sales representatives	20.4
Cash projected to be used in operations in the twelve months ended December 31, 2015	(37.2)
Cash projected to be used for financing cost in the twelve months ended December 31, 2015	(50.1)
Net projected change in cash for the twelve months ended December 31, 2015	$55.3

Cash-flow

Operating activities

Net cash provided by operating activities for the year ended December 31, 2014 was $137.9 million compared to $163.9 million used in operating activities for the year ended December 31, 2013. This change was mainly due to the combination of the following factors:

The impact of non-cash items included in net loss was $34.3 million in the year ended December 31, 2014, compared to $(69.1) million for the same period in 2013. The non-cash items are the following:

-	Depreciation, amortization and depletion;
-	Change in fair value of derivative liabilities;
-	Gain/loss on disposal of equipment and intangible assets;
-	Provision (recovery) for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for services and compensation;
-	Amortization of deferred financing cost on capital lease;
-	Income from equity investments;

-	Foreign currency transaction gain/loss;
-	Gain on deconsolidation of a subsidiary;
-	Deferred lease income; and
-	Change in fair value of profit sharing liability.

The other primary reasons for the material fluctuations in cash inflow from operations are as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during year ended December 31, 2014;
-	Other receivables - related parties: The decrease in other receivables – related parties was mainly due to the increase in business related expenses imbursement and advances returned to the Company with related parties during the year ended December 31, 2014;
-	Inventories: The decrease in inventories in the year of 2014 was mainly due to the decrease in the price of raw materials during the year, which also decreased finished goods cost;
-	Advance on inventory purchases – related parties: The decrease in advance on inventory purchases to related parties was mainly due to more advances being paid to third party vendors instead of related parties for the year ended December 31, 2014.
-	Accounts payable: The increase in accounts payable was mainly due to Longmen Joint Venture paying less to its suppliers as compared to the same period in 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a period of time under the agreements;
-	Other payables and accrued liabilities: The increase in other payables and accrued liabilities was mainly due to Longmen Joint Venture incurring more miscellaneous payables to third parties during the year ended December 31, 2014; and
-	Customer deposits, including related parties: The increase in customer deposits, including related parties was mainly due to more of our customers making prepayment to us prior to the end of 2014. These deposits were subsequently recognized as sales after December 31, 2014 in accordance with our sales recognition policy.

The primary reasons for the material fluctuations in cash outflows are as follows:

-	Accounts receivable, including related parties: The increase was mainly due to more credit sales to both third parties and related parties were incurred that have not yet been collected for the year ended December 31, 2014 compared with the same period in 2013;
-	Other receivables: The increase was mainly due to an increase in receivables incurred with third parties for cash flow purpose for doing business on our behalf;
-	Advances on inventory purchases: The increase was mainly due to the fact that more advance payments were made for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;
-	Prepaid expense and other: The increase was mainly due to more prepayments being made for miscellaneous expenses at the end of 2014 compared to the prior year;
-	Accounts payable – related parties: The decrease in accounts payable – related parties was mainly due to Longmen Joint Venture making fewer purchases from related parties during the year ended December 31, 2014 compared with the same period in 2013. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payments for a certain period; and
-	Other payables – related parties: The decrease in other payables – related parties was mainly due to an increase in payments to various related parties for the year ended December 31, 2014 compared to the prior year.

Investing activities

Net cash used in investing activities was $229.0 million and $105.8 million for the year ended December 31, 2014 and 2013, respectively. Cash inflow from investing activities mainly came from the decrease in our restricted cash used as a pledge for our notes payable as required by banks and the increase in loan receivable repayment from related parties during 2014. The increase in cash provided was partially offset by the increase in loans to unrelated parties. We also incurred additional spending on equipment purchase of $239.6 million mainly for the construction of a new blast furnace and miscellaneous production support facilities.

Financing activities

Net cash provided by financing activities was $70.6 million for the year ended December 31, 2014 compared to $254.0 million for the year ended December 31, 2013. The increase of cash inflow from financing activities was mainly driven by the following:

-	Notes receivable - restricted: The decrease in notes receivable – restricted was mainly due to less notes receivable was used as guarantee for notes payable and bank loans during the year ended December 31, 2014; and
-	Long term loans – related party: We borrowed more long term loans from related party during the year ended December 31, 2014.

The cash inflow was offset by the following cash outflow:

-	Short term notes payable: We repaid more short term notes payable during the year ended December 31, 2014 compared to the prior year;
-	Short term loans: We repaid more money to banks, unrelated parties and related parties during the year ended December 31, 2014 as short term loans became due;
-	Deposits due to sales representatives: We repaid more deposits to third party sales representatives during the year ended December 31, 2014; and
-	Capital lease obligation: we made more principal payment on capital lease obligations during the year ended December 31, 2014.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2014. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

We have a comprehensive waste water recycling and water treatment system. The 2,000 cubic meter/h treatment capacity systems were implemented at the end of 2005. In 2010, 0.9 metric tons of new water was consumed per metric ton of steel produced.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2014 fiscal year that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of December 31, 2014 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Note payable	$661,635	$661,635	$-	$-	$-
Bank loans	257,502	257,502	-	-	-
Other loans, including related parties	107,097	107,097	-	-	-
Deposits due to sales representatives, including related parties	20,380	20,380	-	-	-
Operating lease obligations	50,137	3,109	3,900	2,540	40,588
Construction obligations - Longmen Joint Venture	7,996	7,996	-	-	-
Long term loan – Shaanxi Steel	339,549	-	339,549	-	-
Capital lease obligations	401,760	8,508	144,599	27,617	221,036
Profit sharing liability	70,422	-	-	-	70,422
Total	$1,916,478	$1,066,227	$488,048	$30,157	$332,046

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of December 31, 2014, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $103.4 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Expiration Date
	(In thousands)
Line of credit	$100,265	Various from January 2015 to August 2017
Financing by the rights of goods delivery in future	3,095	June 2015
Total	$103,360

As of December 31, 2014, we did not accrue any liability for the amount guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any loss from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Consolidation of VIE

Prior to entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture had been consolidated as our 60% direct owned subsidiary. Upon entering into the Unified Management Agreement on April 29, 2011, Longmen Joint Venture was re-evaluated by us to determine if Longmen Joint Venture is a VIE and if we are the primary beneficiary.

Longmen Joint Venture’s equity at risk is considered insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

We would be considered the primary beneficiary of the VIE if it has both of the following characteristics:

a.	The power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and
b.	The obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board of Directors with respect to Longmen Joint Venture , the powers (rights and roles) of both bodies were considered to determine which party has the power to direct the activities of Longmen Joint Venture, and by extension, whether we continue to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner. The Supervisory Committee, in which we hold 2 out of 4 seats, requires a ¾ majority vote, while the Board of Directors, on which we hold 4 out of 7 seats, requires a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevails, the Supervisory Committee is considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continues to be the controlling decision-making body with respect to Longmen Joint Venture. We, which controls 60% of the voting rights of the Board of Directors, have control over the operations of Longmen Joint Venture and as such, have the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

In connection with the Unified Management Agreement, we, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary basis or as needed in the future. See Note 2(d) Liquidity.

We have the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement that are significant to the VIE. As both conditions are met, we are the primary beneficiary of Longmen Joint Venture and therefore, continue to consolidate Longmen Joint Venture as a VIE.

We believe that the Unified Management Agreement between Longmen Joint Venture and Shaanxi Coal is in compliance with PRC law and is legally enforceable. However, PRC law and/or uncertainties in the PRC legal system could limit our ability to enforce the Unified Management Agreement, which in turn, may lead to reconsideration of the VIE assessment and the potential for a different conclusion. If the Unified Management Agreement cannot be enforced, we would not consolidate Longmen Joint Venture as a VIE. However, the current PRC legal system has not limited our ability to enforce the Unified Management Agreement nor do we believe it is likely to do so in the future. We make an ongoing assessment to determine whether Longmen Joint Venture is a VIE.

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Longmen Joint Venture has two consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently invested in by Longmen Joint Venture in June 2007 and July 2008, respectively. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to our consolidated financial statements as for and during the years ended December 31, 2014 and 2013.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to our consolidated financial statements as for and during the years ended December 31, 2014 and 2013.

We have determined that it is appropriate for Longmen Joint Venture to consolidate Hualong and Huatianyulong with appropriate recognition in our financial statements of the non-controlling interests in each entity, beginning on the acquisition dates as these were also the effective dates of the agreements with other stockholders granting a majority voting rights in each entity, and thereby, the power of control, to Longmen Joint Venture. \.

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

Impairment of long-lived assets

The carrying values of long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, we measure any impairment of long-lived assets using the projected undiscounted cash flow method, which includes future cash inflows less associated cash outflows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. The estimation of future cash flows requires significant management judgment based on our historical results and anticipated results and is subject to many factors.

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

As of December 31, 2014, the fair value of our plant and equipment, which was estimated using the undiscounted cash flow method, exceeded our carrying value of these assets by approximately 18.2%.

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

We analyze all financial instruments with features of both liabilities and equity, pursuant to which warrants previously issued by us were required to be recorded as a liability at fair value and marked to market each reporting period. The warrants were accounted for as derivative liabilities and recorded at their fair value, with the change in fair value charged or credited to income each period.  The warrants expired unexercised on May 13, 2013. Prior to their expiration, the fair value of the warrants was estimated using a binomial lattice model, using level 3 inputs.

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 6.9% based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

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

Income tax

We did not conduct any business and did not maintain any branch office in the United States during the years ended December 31, 2014 and 2013. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intension for future repatriation of these earnings.

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

For the years ended December 31, 2014 and 2013, we had total tax provisions of $0.3 million and $0.4 million, respectively.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. As of December 31, 2014, $23.9 million (RMB $146.5 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Profit sharing liability

The profit sharing liability is recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease in addition to the fixed payment component of the minimum lease payments. This financial instrument is accounted for separately from the lease accounting (Note 16 - “Capital lease obligation” to the Notes to Consolidated Financial Statements) and has met the definition of a derivative instrument under ASC 815-10-15-83; as such, the profit sharing liability is treated as a derivative liability. The value of the profit sharing liability will be reassessed each reporting period with any change in fair value accounted for on a prospective basis. Refer to Note 2(i) – “Financial instruments” to the Notes to Consolidated Financial Statements for details.

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for the years ended December 31, 2014 and 2013. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

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

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805):  Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.  The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs.  An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity.  If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event.  An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections.  If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The adoption of ASU 2014-17 did not have a material impact on our consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  We do not expect the adoption of ASU 2015-01 to have material impact on our consolidated financial statements.

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This Update focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in the ASU are effective beginning after December 15, 2016. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENERAL STEEL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in deficiency and cash flows for the years then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2(d) to the consolidated financial statements, the Company has an accumulated deficit, has incurred a gross loss from operations, and has a working capital deficiency at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2(d). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to successfully obtain and receive the alternative forms of financing specified in Note 2(d) and/or achieve operating profitability, there could be a material adverse effect on the Company.

/s/ Friedman LLP

New York, New York

April 10, 2015

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$11,641	$31,967
Restricted cash	355,685	399,333
Notes receivable	10,290	60,054
Restricted notes receivable	111,801	395,589
Loan receivable	36,001	-
Loan receivable - related party	34,713	4,540
Accounts receivable, net	9,321	4,078
Accounts receivable - related parties, net	8,498	2,942
Other receivables, net	63,746	54,716
Other receivables - related parties, net	39,670	54,106
Inventories	156,327	212,921
Advances on inventory purchase, net	73,819	44,897
Advances on inventory purchase - related parties	45,617	83,003
Prepaid expense and other	4,803	1,388
Prepaid taxes	5,789	28,407
Short-term investment	2,688	2,783
TOTAL CURRENT ASSETS	970,409	1,380,724

PLANT AND EQUIPMENT, net	1,543,136	1,271,907

OTHER ASSETS:
Advances on equipment purchase	11,438	6,409
Investment in unconsolidated entities	16,823	16,943
Long-term deferred expense	458	668
Intangible assets, net of accumulated amortization	22,960	23,707
TOTAL OTHER ASSETS	51,679	47,727

TOTAL ASSETS	$2,565,224	$2,700,358

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$661,635	$1,017,830
Accounts payable	612,801	434,979
Accounts payable - related parties	207,783	235,692
Short term loans - bank	257,502	301,917
Short term loans - others	60,717	62,067
Short term loans - related parties	46,380	126,693
Current maturities of long-term loans - related party	-	53,013
Other payables and accrued liabilities	55,488	45,653
Other payable - related parties	87,252	94,079
Customer deposits	92,974	87,860
Customer deposits - related parties	132,616	64,881
Deposit due to sales representatives	17,871	24,343
Deposit due to sales representatives - related parties	2,509	1,997
Taxes payable	5,201	4,628
Deferred lease income, current	2,176	2,187
Capital lease obligations, current	8,508	4,321
TOTAL CURRENT LIABILITIES	2,251,413	2,562,140

NON-CURRENT LIABILITIES:
Long-term loans - related party	339,549	19,644
Deferred lease income, noncurrent	72,713	75,257
Capital lease obligations, noncurrent	393,252	375,019
Profit sharing liability at fair value	70,422	162,295
TOTAL NON-CURRENT LIABILITIES	875,936	632,215

TOTAL LIABILITIES	3,127,349	3,194,355

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2014 and 2013	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,458,588 and 58,234,688 shares issued, 61,986,282 and 55,762,382 shares outstanding as of December 31, 2014 and 2013, respectively	64	58
Treasury stock, at cost, 2,472,306 shares as of December 31, 2014 and 2013	(4,199)	(4,199)
Paid-in-capital	115,494	106,878
Statutory reserves	6,472	6,243
Accumulated deficits	(463,521)	(414,798)
Accumulated other comprehensive income	644	729
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(345,043)	(305,086)

NONCONTROLLING INTERESTS	(217,082)	(188,911)

TOTAL DEFICIENCY	(562,125)	(493,997)

TOTAL LIABILITIES AND DEFICIENCY	$2,565,224	$2,700,358

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands, except per share data)

	2014	2013

SALES	$1,900,292	$2,016,548

SALES - RELATED PARTIES	389,120	447,199
TOTAL SALES	2,289,412	2,463,747

COST OF GOODS SOLD	1,913,549	2,062,570

COST OF GOODS SOLD - RELATED PARTIES	395,029	457,115
TOTAL COST OF GOODS SOLD	2,308,578	2,519,685

GROSS LOSS	(19,166)	(55,938)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(78,555)	(84,226)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	91,018	174,569

INCOME (LOSS) FROM OPERATIONS	(6,703)	34,405

OTHER INCOME (EXPENSE)
Interest income	21,700	11,214
Finance/interest expense	(96,673)	(91,878)
Gain (loss) on disposal of equipment and intangible assets	(1,125)	424
Government grant	327	4,216
Income from equity investments	139	203
Foreign currency transaction gain	786	1,394
Lease income	2,175	2,158
Gain on deconsolidation of a subsidiary	1,795	1,011
Payment for public highway construction	-	(6,462)
Other non-operating (expense) income, net	(428)	1,044
Other expense, net	(71,304)	(76,676)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(78,007)	(42,271)

PROVISION FOR INCOME TAXES	269	354

NET LOSS	(78,276)	(42,625)

Less: Net loss attributable to noncontrolling interest	(29,553)	(9,609)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(48,723)	$(33,016)

NET LOSS	$(78,276)	$(42,625)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	590	(14,425)

COMPREHENSIVE LOSS	(77,686)	(57,050)

Less: Comprehensive loss attributable to noncontrolling interest	(28,652)	(15,107)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(49,034)	$(41,943)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	56,841	55,126

LOSS PER SHARE
Basic and Diluted	$(0.86)	$(0.60)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(In thousands)

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2012	3,093	$3	57,270	$57	(2,472)	$(4,199)	$105,714	$6,076	$(381,782)	$10,185	$(172,063)	$(436,009)

Net loss attributable to General Steel Holdings, Inc.									(33,016)			(33,016)
Net loss attributable to noncontrolling interest											(9,609)	(9,609)
Addition to special reserve								619			553	1,172
Usage of special reserve								(452)			(393)	(845)
Common stock transferred by CEO for compensation							276					276
Common stock issued for compensation			665	1			633					634
Common stock issued for services			300				255					255
Addition to Tianwu paid-in capital											18,028	18,028
Deconsolidation of a subsidiary										(529)	(19,929)	(20,458)
Foreign currency translation adjustments										(8,927)	(5,498)	(14,425)

BALANCE, December 31, 2013	3,093	$3	58,235	$58	(2,472)	$(4,199)	$106,878	$6,243	$(414,798)	$729	$(188,911)	$(493,997)

Net loss attributable to General Steel Holdings, Inc.									(48,723)			(48,723)
Net loss attributable to noncontrolling interest											(29,553)	(29,553)
Addition to special reserve								605			451	1,056
Usage of special reserve								(376)			(384)	(760)
Common stock transferred by CEO for compensation							276					276
Common stock issued for services			1,224	1			845					846
Common stock issued to CEO			5,000	5			7,495					7,500
Deconsolidation of a subsidiary										226	414	640
Foreign currency translation adjustments										(311)	901	590

BALANCE, December 31, 2014	3,093	$3	64,459	$64	(2,472)	$(4,199)	$115,494	$6,472	$(463,521)	$644	$(217,082)	$(562,125)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,276)	$(42,625)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	96,277	89,048
Change in fair value of derivative liabilities	-	(1)
Change in fair value of profit sharing liability	(91,018)	(174,569)
(Gain) loss on disposal of equipment and intangible assets	1,125	(424)
Provision (recovery) of doubtful accounts	10,110	(677)
Reservation of mine maintenance fee	296	327
Stock issued for services and compensation	1,122	1,165
Amortization of deferred financing cost on capital lease	21,252	20,799
Income from equity investments	(139)	(203)
Foreign currency transaction gain	(786)	(1,394)
Deferred lease income	(2,175)	(2,158)
Gain on deconsolidation of a subsidiary	(1,795)	(1,011)
Changes in operating assets and liabilities
Notes receivable	51,841	25,555
Accounts receivable	(6,037)	1,281
Accounts receivable - related parties	(5,694)	12,161
Other receivables	(13,029)	(1,116)
Other receivables - related parties	8,005	(48,017)
Inventories	50,950	(40,632)
Advances on inventory purchases	(32,293)	25,414
Advances on inventory purchases - related parties	8,332	(145,686)
Prepaid expense and other	(3,418)	(916)
Long-term deferred expense	206	422
Prepaid taxes	22,464	(3,485)
Accounts payable	49,705	23,760
Accounts payable - related parties	(26,227)	113,034
Other payables and accrued liabilities	8,580	(10,508)
Other payables - related parties	(6,370)	8,332
Customer deposits	6,134	(41,069)
Customer deposits - related parties	68,007	41,636
Taxes payable	735	(12,367)
Net cash provided by (used in) operating activities	137,884	(163,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	41,669	(64,860)
Proceeds from dividends declared	545	-
Loan to unrelated parties	(35,977)	-
Loans to related parties	-	(200)
Repayments from related parties	4,540	1,660
Cash proceeds from short term investment	81	(81)
Cash proceeds from sales of equipment and intangible assets	36	160
Equipment purchase and intangible assets	(239,633)	(43,355)
Cash proceeds from sale of equity ownership	-	13,619
Effect on cash due to deconsolidation of a subsidiary	(267)	(12,735)
Net cash used in investing activities	(229,006)	(105,792)

CASH FLOWS FINANCING ACTIVITIES:
Capital contributed by noncontrolling interest	-	18,028
Restricted notes receivable	281,665	(26,066)
Borrowings on short term notes payable	1,570,660	1,913,987
Payments on short term notes payable	(1,921,644)	(1,911,006)
Borrowings on short term loans - bank	358,001	371,685
Payments on short term loans - bank	(402,259)	(222,104)
Borrowings on short term loan - others	47,797	69,632
Payments on short term loans - others	(53,403)	(72,989)
Borrowings on short term loan - related parties	-	393,833
Payments on short term loans - related parties	(28,712)	(248,119)
Deposits due to sales representatives	(6,348)	(10,455)
Deposit due to sales representatives - related parties	521	711
Borrowings on long-term loans - related party	219,929	-
Payments on long-term loans - related party	(1,700)	(22,940)
Principal payment on capital lease obligation	(1,375)	(218)
Proceed from common stock issued to CEO	7,500	-
Net cash provided by financing activities	70,632	253,979

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	164	1,237

DECREASE IN CASH	(20,326)	(14,500)

CASH, beginning of year	31,967	46,467

CASH, end of year	$11,641	$31,967

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

The Agreement constitutes an arrangement that involves a lease which meets certain of the criteria of a capital lease and therefore the assets constructed by Shaanxi Steel are accounted for by Longmen Joint Venture as a capital lease. The profit sharing liability portion of the lease obligation, representing 40% of the cumulative pre-tax profit generated by the Asset Pool, is accounted for by Longmen Joint Venture as a derivative financial instrument at fair value. See Notes 2 “Summary of significant accounting policies”, Note 16 “Capital lease obligations” and Note 17 “Profit sharing liability”.

In view of the near-term challenges for the steel sector (see Note 2(d) Liquidity and Going Concern), the Company strategically accelerating the Company’s business transformation. The Company’s transformation strategy is to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

•	First, strengthen the Company’s financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	Second, reduce the complexity of the Company’s business structure, which is consistent with the Company’s objectives for internal simplification and operating efficiency;
•	Third, diversify operating risk in order to lower the Company’s high reliance on steel business, while at the same time leverage on the Company’s vast vertical resources in the steel industry; and
•	Fourth, pursue opportunities for additional value creation.

The Company formed a joint venture in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate the Company’s expansion into the vibrant logistics and Internet-of-Things sectors.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tianwu

Prior to November 19, 2013, the Company held a 60.0% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”). 32% interest was held by General Steel (China) and 28% interest was held by Yangpu Shengtong. On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. See Note 17 – Other income (expense) under the section “Gain on deconsolidation of a subsidiary” for details. At the same time, General Steel (China)’s remaining 32% interest is accounted for as an investment in unconsolidated subsidiaries using the equity method. See Note 2(u) - Investments in unconsolidated entities for details.

Baotou Steel

Prior to December 31, 2014, the Company held an 80.0% equity interest in Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel”) through General Steel (China). On December 31, 2014, the Company sold its 80.0% equity interest in Baotou Steel to Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd., an unrelated party for $0.7 million (RMB 4.0 million), receivable within one year of the sale. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Baotou Steel at disposal date and recognized a gain in accordance with ASC 810-10-40-5. See Note 18 – Other income (expense) under the section “Gain on deconsolidation of a subsidiary” for details.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Unified Management Agreement, the Company, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary basis or as needed in the future. See Note 2(d) Liquidity.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current assets	$837,135	$1,282,054
Plant and equipment, net	1,537,687	1,262,144
Other noncurrent assets	33,396	29,014
Total assets	2,408,218	2,573,212
Total liabilities	(2,946,126)	(3,040,879)
Net liabilities	$(537,908)	$(467,667)

VIE and its subsidiaries’ liabilities consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$638,829	$988,364
Accounts payable	605,025	393,816
Accounts payable - related parties	205,914	235,116
Short term loans - bank	216,940	267,688
Short term loans - others	54,524	55,844
Short term loans - related parties	45,710	125,236
Current maturities of long-term loans – related party	-	56,614
Other payables and accrued liabilities	47,121	37, 028
Other payables - related parties	78,615	88,914
Customer deposits	87,372	87,661
Customer deposits - related parties	34,895	18,359
Deposit due to sales representatives	17,871	24,343
Deposit due to sales representatives – related parties	2,509	1,997
Taxes payable	4,026	3,357
Deferred lease income	2,176	2,187
Capital lease obligations, current	8,508	4,321
Intercompany payable to be eliminated	20,155	21,420
Total current liabilities	2,070,190	2,412,265
Non-current liabilities:
Long term loans - related parties	339,549	16,043
Long-term other payable – related party	-	-
Deferred lease income - noncurrent	72,713	75,257
Capital lease obligations, noncurrent	393,252	375,019
Profit sharing liability	70,422	162,295
Total non-current liabilities	875,936	628,614
Total liabilities of consolidated VIE	$2,946,126	$3,040,879

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2014	For the year ended December 31, 2013
	(in thousands)	(in thousands)
Sales	$2,284,485	$2,450,256
Gross loss	$(19,496)	$(56,065)
Income from operations	$4,219	$45,161
Net loss attributable to controlling interest	$(45,425)	$(16,457)

Longmen Joint Venture has two 100% owned subsidiaries, Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Longmen Joint Venture has two consolidated subsidiaries, Hualong Fire Retardant Material Co., Ltd. (“Hualong”) and Beijing Huatianyulong International Steel Trading Co., Ltd. (“Huatianyulong”), in which it does not hold a controlling interest. Hualong and Huatianyulong are separate legal entities which were established in the PRC as limited liability companies and subsequently invested in by Longmen Joint Venture in June 2007 and July 2008, respectively. However, these two entities do not meet the definition of variable interest entities. Further consideration was given to whether consolidation was appropriate under the voting interest model, specifically where the power of control may exist with a lesser percentage of ownership (i.e. less than 50%), for example, by contract, lease, agreement with other stockholders or by court decree.

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as for and during the years ended December 31, 2014 and 2013.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as for and during the years ended December 31, 2014 and 2013.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	Liquidity and going concern

The Company’s accounts have been prepared assuming that the company will continue as a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. The Company’s ability to continue as a going concern depends upon aligning its sources of funding (debt and equity) with the expenditure requirements of the Company and repayment of the short-term debt facilities as and when they fall due.

Our steel business has faced very tough market conditions and challenging profitability over the last several years, and based on current trends, we think the near-term challenges for the steel sector will likely linger. In reaction to this challenging market, we are proactively reviewing our strategy and asset portfolio and seeking to restructure low-efficient, non-core assets, as well as idle land resources to unlock hidden fair value.

The Company aims to transform into a leaner and fitter organization with better profitability. As such, the Company is strategically accelerating its business transformation to pursue opportunities that offer compelling benefits to the Company and shareholders, including:

•	First, strengthen the Company’s financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	Second, reduce the complexity of the Company’s business structure, which is consistent with our objectives for internal simplification and operating efficiency;
•	Third, diversify operating risk in order to lower the Company’s high reliance on steel business, while at the same time leverage on the Company’s vast vertical resources in the steel industry; and
•	Fourth, pursue opportunities for additional value creation.

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of December 31, 2014 and 2013 were (5.6) and (6.5), respectively. As of December 31, 2014, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.3 billion, which together with the gross loss from operations raises substantial doubt about its ability to continue as a going concern.

Management has implemented the following plans that are intended to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Line of credit

The Company has lines of credit from the listed major banks totaling $141.7 million with expiration dates ranging from January 21, 2016 to October 14, 2016.

Banks	Amount of Line of Credit (in millions)	Repayment Date
China Everbright Bank	19.5	January 21, 2016
Huaxia Bank	24.4	January 30, 2016
Bank of Beijing	81.5	October 14, 2016
Bank of Xi’an	16.3	February 4, 2016
Total	$141.7

As of the date of this report, the Company utilized $39.4 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $896.0 million with the following companies:

Company	Financing Period	Financing Amount (in millions)

Company A – related party	July 30, 2014 – July 30, 2019	$244.4
Company B – third party	January 22, 2014 – January 22, 2017	162.9
Company C – third party	October 1, 2013 – March 31, 2016	488.7
Total		$896.0

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for many years. On July 30, 2014, Company A signed a five-year agreement with Longmen Joint Venture to finance its coke purchases up to $244.4 million. Company B signed a three-year agreement with Longmen Joint Venture on January 22, 2014 to finance its coke purchases up to $162.9 million. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, the Company’s payables to Company A and Company B were approximately $64.3 million and $61.4 million, respectively.

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $488.7 million to commence on October 1, 2013 and end on March 31, 2015. On August 1, 2014, Company C signed an extension agreement with the Company and extended the financing terms to March 31, 2016. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, the Company’s payable to Company C was approximately $24.7 million

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other financing

On March 5, 2014, April 22, 2014, April 23, 2014, and October 30, 2014, Longmen Joint Venture signed two-to-three-year payment extension agreements with Company D, E, F, G and H listed below. In total, Longmen Joint Venture can obtain $363.3 million in financial support from payment extensions granted by the following six companies:

Company	Financing Period	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$81.5
Company E – related party	April 23, 2014 – April 23, 2017	86.3
Company F – related party	April 22, 2014 – April 22, 2017	81.5
Company G – related party	March 5, 2014 – March 5, 2016	57.0
Company H – related party	March 5, 2014 – March 5, 2016	57.0
Total		$363.3

As of the date of this report, our payables to Company D, Company E, Company F, Company G, and Company H are approximately $16.3 million, $0, $34.1 million, $0, and $0.9 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of December 31, 2014, Longmen Joint Venture has collected a total amount of $20.4 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from December 31, 2014 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of December 31, 2015. However, this opinion is based on the demand of the Company's products, economic conditions, the overcapacity issue in the steel industry and the Company's operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity, as summarized below. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended December 31, 2015
Current liabilities over current assets (excluding non-cash items) as of December 31, 2014	$(1,278.8)
Projected cash financing and outflows:
Cash provided by line of credit from banks	141.7
Cash provided by vendor financing	896.0
Cash provided by other financing	363.3
Cash provided by sales representatives	20.4
Cash projected to be used in operations in the twelve months ended December 31, 2015	(37.2)
Cash projected to be used for financing cost in the twelve months ended December 31, 2015	(50.1)
Net projected change in cash for the twelve months ended December 31, 2015	$55.3

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)	Use of estimates

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

The Company has significant exposure to the fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2014 and 2013, the Company does not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in PRC banks on December 31, 2014 and 2013 amounted to $367.2 million and $431.2  million, including $1.0 million and $2.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of December 31, 2014 and 2013, $0.1 million and $0.1 million cash in the U.S. and Hong Kong banks was covered by insurance, respectively. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

None of the Company’s customers accounted for more than 10% of total sales for the years ended December 31, 2014 and 2013, respectively. Two customers individually accounted for 32.1% and 20.5% of total accounts receivable, including related parties as of December 31, 2014, respectively. Three customers individually accounted for 13.7%, 11.1% and 10.8% of total accounts receivable, including related parties as of December 31, 2013, respectively.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2014 and one of the Company’s suppliers individually accounted for 12.0% of the total purchases for the year ended December 31, 2013. None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as December 31, 2014 and 2013.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments included in accumulated other comprehensive income amounted to $0.6 million and $0.7 million as of December 31, 2014 and 2013, respectively. The balance sheet amounts, with the exception of equity at December 31, 2014 and 2013 were translated at 6.14 RMB and 6.11 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2014 and 2013 were 6.14 RMB and 6.19 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

As described in Note 16 - Capital lease obligations, payments related to the capital lease of the Asset Pool consist of two components: (1) a fixed monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid for the 20 year term of the Unified Management Agreement; and (2) 40% of any remaining pre-tax profits from the Asset Pool, which includes Longmen Joint Venture and the constructed iron and steel making facilities. The aforementioned profit sharing component meets the definition of a derivative instrument under ASC 815-10-15-83 and, accordingly, the profit sharing liability is accounted for separately as a derivative liability. It was recognized initially at its estimated fair value at inception. The estimated fair value is adjusted each reporting period, with changes in the estimated fair value of the profit sharing liability charged or credited to operating income each period.

The Company determines the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which is currently 6.9%.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each period, the Company considers whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. On November 22, 2014, the People’s Bank of China decreased standard bank borrowing rate across the board by 0.4%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.4% from 7.3% to 6.9%.

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

The above assumptions were reviewed by the Company at December 31, 2013 and the Company changed those assumptions as compared to the assumption used at December 31, 2012 and 2011 because of the changes in market conditions in PRC. Since the Company had the most updated information from the banks, GDP report, government policies, and the operating results from the year ended December 31, 2013, all of the above information indicated the downward trend in the steel manufacturing industry in the coming years. As a result, the Company re-measured the fair value of the 40% profit sharing liability as of the period ended December 31, 2013 and recorded a gain on change in fair value of profit sharing liability of $174.6 million for the year ended December 31, 2013. The above assumptions were again reviewed by the Company at December 31, 2014 and the assumptions related to the projected growth in the steel market and costs were revised, resulting in a further reduction of the estimated profit sharing liability.

The major drivers of the change in our estimate were the continuing decrease in the selling price of our products as well as a continuing downtrend in the sluggish infrastructure investment and consumption growth for the next ten years or so. As such, we have lowered our projected growth in the steel market for approximately ten years as compared to our previous estimates at December 31, 2013. The variables and the impact on our inputs to the 2014 valuation of profit sharing fair value, as compared to the 2013 valuation of the profit sharing fair value can be summarized as follows:

-	Volume Inputs: The most recent 5 year China GDP forecast and Shaanxi GDP forecast decreased on average by 0.4% and 1.4%, respectively, versus the forecast used in 2013.

-	Steel Sales Price Inputs: The most recent China Steel Association price index, together with our actual result decreased, on average, by 5.6% versus the same forecast used in 2013.

-	Raw Material Cost Inputs: The most recent China Steel Association price index, together with the our actual result decreased, on average, by 4.7% versus the same forecast used in 2013

The above reduced our Gross Profit % over the next 5 years by, on average, 0.4% from the 2013 valuation. In addition, the above reduced our Gross Profit % over the remaining profit sharing period of 11.33 years by, on average, 1.75% from the 2013 valuation.

As a result of the changes in valuation inputs noted above for the year ended December 31, 2014, the Company recognized a gain on the change in the fair value of the profit sharing liability of $91.0 million due to a $110.6 million reduction in the fair value of profit sharing liability resulting from the change in estimates of future operating profits and a $0.1 million reduction resulting from the Asset Pool’s operating results for the year ended December 31, 2014 being slightly less favorable than previously estimated as of December 31, 2013, offset by a $8.1 million loss resulting from the 0.4% reduction of the present value discount rate and a $11.5 million loss from the present value discount. The estimated fair value of the profit sharing liability at December 31, 2014 is $70.4 million.

Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowing rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of December 31, 2014 would have been $80.8 million and we would decrease the gain from the change in the fair value of the profit sharing liability by $10.4 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of December 31, 2014 would have been $64.4 million and we would increase the gain from the change in the fair value of the profit sharing liability by $6.0 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2014:

(in thousands)	Carrying Value as of December 31, 2014	Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$70,422	$-	$-	$70,422
Total	$70,422	$-	$-	$70,422

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$162,295	$328,828
Change in fair value of profit sharing liability:
Change in preset value of estimate of future operating profits	(110,589)	(183,528)
Change in discount rate	8,106	-
Interest expense - present value discount amortization	11,544	16,872
Difference between the previously estimated operating results for the current period and actual results	(79)	(7,913)
Change in derivative liabilities - warrants	-	1
Exchange rate effect	(855)	8,035
Ending balance	$70,422	$162,295

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

(l)	Short term investment

Short-term investments are certificated deposits maintained with banks within the PRC with maturity date of less than one year.

(m)	Loans receivable

Loans receivable, including to related parties represent interest-bearing amounts the Company expects to collect from unrelated and related parties with maturity dates of less than one year or due on demand.

(n)	Accounts receivable and allowance for doubtful accounts

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

(o)	Notes receivable

Notes receivable represents trade accounts receivable due from various customers where the customers’ banks have guaranteed the payment. The notes are non-interest bearing and normally paid within three to six months. The Company has the ability to submit request for payment to the customer’s bank earlier than the scheduled payment date, but will incur an interest charge and a processing fee.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted notes receivable represents notes receivable pledged as collateral for short-term loans and short-term notes payable issued by banks.

Interest expenses for early submission request of payment amounted to $49.3 million and $37.9 million, respectively, for the years ended December 31, 2014 and 2013.

(p)	Advances on inventory purchase

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

(q)	Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. The Company had a net realizability adjustment of $15.3 million and $9.8 million inventory cost as of December 31, 2014 and 2013, respectively.

(r)	Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2014 and 2013 amounted to $25.5 million and $23.1 million, respectively.

(s)	Plant and equipment, net

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

Due to the recurring losses in the Longmen Joint Venture’s operations, the Company has considered it is a triggering event that Longmen Joint Venture’s carrying amount may not be recoverable, to determine whether its carrying value has become impaired. The Company uses the undiscounted cash flow estimation approach for the purpose of performing a recoverability test which includes future cash inflows less associated cash outflows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. For purposes of assessment, the long lived assets were grouped at the lowest level for which there is identifiable cash flows. The major groupings analyzed include Longmen Joint Venture, Maoming Hengda and General Steel (China). Further, our estimate of future cash flows includes estimated future cash flows necessary to maintain our existing production potential over the entire period and within the various groups. The projections are based on a best estimate approach as opposed to a probability weighted approach based on the likelihood of possible outcomes. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows method. As of December 31, 2014, the Company expects its long-lived assets to be fully recoverable.

The Company also re-evaluates the periods of depreciation and amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

(t)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2014, the Company expects these assets to be fully recoverable.

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

Long Steel Group contributed land use rights for a total amount of $24.2 million (RMB 148.3 million) to the Longmen Joint Venture. The contributed land use rights are for 50 years and expire in 2048 to 2052.

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,865	2050 & 2053
Longmen Joint Venture	$24,157	2048 & 2052
Maoming Hengda	$2,704	2054

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

The table below summarizes Longmen Joint Venture’s investment holdings as of December 31, 2014 and 2013.

Unconsolidated entities	Year acquired	December 31, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,153	24.1	$1,215	24.1

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of December 31, 2014 and 2013.

Unconsolidated entities	Year acquired	December 31, 2014 Net investment (In thousands)	Owned %	December 31, 2013 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,670	32.0	$15,728	32.0

Total investment income in unconsolidated subsidiaries amounted to $0.1 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively, which was included in “Income from equity investments” in the consolidated statements of operations and comprehensive loss.

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

Non-controlling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, an individuals’ 0.9% interest in Yangpu Shengtong, two individuals’ 1.3% interest in Qiu Steel, and an individual’s 1% interest in Maoming Hengda, The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

(z)	Earnings (loss) per share

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

As of both December 31, 2014 and 2013, the Company had repurchased 2,472,306 total shares of its common stock under the share repurchase plan approved by the Board of Directors in December 2010.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2014, and 2013. As of December 31, 2014, the Company’s income tax returns filed for December 31, 2014, 2013, 2012, 2011 and 2010 remain subject to examination by the taxing authorities.

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

(dd)	Recently issued accounting pronouncements

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

In November 2014, FASB issued ASU No. 2014-17, Business Combinations (Topic 805):  Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.  The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs.  An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity.  If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event.  An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections.  If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014.  After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle.  The adoption of ASU 2014-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  This Update is issued as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company’s consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This Update focuses on the consolidation evaluation for reporting organizations that are required to evaluate consolidation of certain legal entities by reducing the number of consolidation models from four to two and is intended to improve current GAAP. The amendments in the ASU are effective beginning after December 15, 2016. The Company does not expect the adoption of ASU 2015-02 to have a material impact on the consolidated financial statements.

Note 3 – Loans receivable

Loans receivable, including to related parties represent amounts the Company expects to collect from unrelated and related parties upon maturity.

The Company had the following loan receivable due within one year as of:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Loan to unrelated party; due on demand; interest rate is 8.0%.	$36,001	$-

The Company has the following loans receivable – related parties due within one year as of:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Loan to Tianjin Hengying Trading Co., Ltd.; due on demand; interest rate is 10.0%.	$13,997	$-
Loan to Tianjin Dazhan Industry Co., Ltd.; due on demand; interest rate is 10.0%.	14,617	-
Loan to Beijing Shenghua Xinyuan Metal Materials Co., Ltd.; due on demand; interest rate is 10.0%.	6,099	-
Loan to Teamlink Investment Co., Ltd; due in June, July and December 2014; interest rate was 4.75%	-	4,540
Total loans receivable – related parties	$34,713	$4,540

See Note 20 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $8.2 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Accounts receivable	$9,804	$5,131
Less: allowance for doubtful accounts	(483)	(1,053)
Accounts receivable – related parties	8,624	2,942
Less: allowance for doubtful accounts – related parties	(126)	-
Net accounts receivable	$17,819	$7,020

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$1,053	$1,367
Charge to expense	368	96
Less: recovery	(8)	(449)
Deconsolidation of Baotou Steel	(798)	-
Exchange rate effect	(6)	39
Ending balance	$609	$1,053

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Other receivables	$73,944	$57,322
Less: allowance for doubtful accounts	(10,198)	(2,606)
Other receivables – related parties	39,734	54,106
Less: allowance for doubtful accounts – related parties	(64)	-
Net other receivables	$103,416	$108,822

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$2,606	$2,849
Charge to expense	7,670	48
Less: recovery	(6)	(376)
Exchange rate effect	(8)	85
Ending balance	$10,262	$2,606

Note 6 – Inventories

Inventories consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Supplies	$18,838	$21,040
Raw materials	143,563	164,301
Finished goods	12,301	42,977
Less: allowance for inventory valuation	(18,375)	(15,397)
Total inventories	$156,327	$212,921

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2014 and 2013, the Company had provided allowance for inventory valuation in the amounts of $18.4 million and $15.4 million, respectively.

Movement of allowance for inventory valuation is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$15,397	$9,585
Addition	18,362	15,194
Less: net realizable value adjustment	(15,311)	(9,757)
Exchange rate effect	(73)	375
Ending balance	$18,375	$15,397

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Advances on inventory purchases	$76,320	$45,002
Less: allowance for doubtful accounts	(2,501)	(105)
Advances on inventory purchases – related parties	45,617	83,003
Net advances on inventory purchases	$119,436	$127,900

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$105	$97
Charge to expense	2,395	5
Exchange rate effect	1	3
Ending balance	$2,501	$105

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Buildings and improvements	$279,776	$274,402
Machinery	669,427	667,093
Machinery under capital lease	626,735	623,895
Transportation and other equipment	22,765	22,991
Construction in progress	342,660	11,412
Subtotal	1,941,363	1,599,793
Less: accumulated depreciation	(398,227)	(327,886)
Total	$1,543,136	$1,271,907

Construction in progress consisted of the following as of December 31, 2014:

Construction in progress	Value	Completion	Estimated additional cost to complete
description	(In thousands)	date	(In thousands)
Sintering machine construction	107,139	March 2015	1,112
#5 blast furnace construction	212,086	March 2015	2,204
Reconstruction of miscellaneous factory buildings	5,349	December 2015	4,680
Project materials	2,144		-
Others	15,942		-
Total	$342,660		$7,996

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying value of assets acquired under the capital lease consists of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$626,735	$623,895
Less: accumulated depreciation	(107,782)	(77,086)
Carrying value of leased assets	$518,953	$546,809

The Company assessed the recoverability of all of its remaining long lived assets at December 31, 2014 and 2013, and such assessment did not result in any impairment charges for the years ended December 31, 2014 and 2013, respectively.

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $95.3 million and $87.9 million, respectively. These amounts include depreciation of assets held under capital leases for the years ended December 31, 2014 and 2013, which amounted to $31.1 million and $28.7 million, respectively.

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Land use rights	$30,726	$30,884
Mining right	2,447	2,459
Software	1,058	743
Subtotal	34,231	34,086
Less:
Accumulated amortization – land use rights	(9,127)	(8,498)
Accumulated amortization – mining right	(1,431)	(1,320)
Accumulated amortization – software	(713)	(561)
Subtotal	(11,271)	(10,379)
Intangible assets, net	$22,960	$23,707

The gross amount of the intangible assets amounted to $34.2 million and $34.1 million as of December 31, 2014 and 2013, respectively. The remaining weighted average amortization period is 32.7 years as of December 31, 2014.

Total amortization expense for the years ended December 31, 2014 and 2013 amounted to $0.9 million and $0.8 million, respectively.

Total depletion expense for the years ended December 31, 2014 and 2013 amounted to $0.1 million and $0.3 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying Amount
	(in thousands)	(in thousands)
December 31, 2015	$971	21,989
December 31, 2016	971	21,018
December 31, 2017	971	20,047
December 31, 2018	971	19,076
December 31, 2019	971	18,105
Thereafter	18,105	-
Total	$22,960

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $339.4 million and $399.4 million as of December 31, 2014 and 2013, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $0 and $231.7 million as of December 31, 2014 and 2013, respectively.

The Company had the following short-term notes payable as of:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from January to June 2015. Restricted cash required of $14.7 million and $16.4 million as of December 31, 2014 and 2013, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$22,806	$29,466
Longmen Joint Venture: Notes payable to various banks in China, due various dates from January to October 2014. $324.7 million restricted cash and $0 notes receivable are secured for notes payable as of December 31, 2014, and comparatively $383.0 million restricted cash and $231.7 million notes receivable secured as of December 31, 2013, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	638,829	988,364
Total short-term notes payable	$661,635	$1,017,830

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from January to August 2015. Weighted average interest rate was 7.2% per annum and 7.2% per annum as of December 31, 2014 and 2013, respectively; some are guaranteed by third parties. These loans were either repaid or renewed subsequently on the due dates.	$40,562	$34,229
Longmen Joint Venture: Loans from various banks in China, due various dates from January to November 2015. Weighted average interest rate was 7.1% per annum and 6.3% per annum as of December 31, 2014 and 2013, respectively; some are guaranteed by third parties; $16.3 million restricted cash and $111.8 notes receivable and comparatively $163.9 million notes receivable were secured for the loans as of December 31, 2014 and 2013, respectively; These loans were either repaid or renewed subsequently on the due dates.	216,940	267,688
Total short-term loans - bank	$257,502	$301,917

As of December 31, 2014 and 2013, the Company did not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. As of December 31, 2014, two of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 70%. However, as of December 31, 2014, General Steel (China)’s debt to asset ratio was 90.8%. As of December 31, 2013, three of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 20% and 70%. However, as of December 31, 2013, General Steel (China)’s debt to asset ratio was 89.7%.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the Company is a party to loan agreements with a cross default clause whereby any breach of loan covenants would automatically result in default of the loans. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of December 31, 2014 and 2013 was $4.7 and $6.4 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to September 2015, and weighted average interest rate was 5.7% per annum and 5.2% per annum as of December 31, 2014 and 2013, respectively. These loans were either repaid or renewed subsequently on the due dates.	$16,999	$22,720
Longmen Joint Venture: Loans from financing sales.	37,525	33,124
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,193	6,223
Total short-term loans – others	$60,717	$62,067

The Company had various loans from unrelated companies amounting to $60.7 million and $62.1 million as of December 31, 2014 and 2013, respectively. Of the $60.7 million, $6.2 million loans carry no interest, $37.5 million of financing sales are subject to interest rates ranging between 4.6% and 12.0%, and the remaining $17.0 million are subject to interest rates ranging from 5.0% to 12.0%. All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price of 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.6% to 12.0% is determined by reference to the bank loan interest rates at the time when the contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions are eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the years ended December 31, 2014 and 2013 amounted to $922.6 million and $724.3 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2014 and 2013 amounted to $4.2 million and $5.4 million, respectively.

Short term loans due to related parties

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
General Steel (China): Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	$670	$1,458
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	128	28,216
Longmen Joint Venture: Loan from Shaanxi Steel Group due various dates between February and December 2015; and interest rate is 8% per annum.	-	49,110
Longmen Joint Venture: Loans from financing sales.	45,582	47,909
Total short-term loans - related parties	$46,380	$126,693

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term loans due to related party

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through March 2018 and interest rate are 5.6% - 8.0% per annum.	$339,549	$72,657
Less: Current maturities of long-term loans – related party	-	(53,013)
Long-term loans - related party	$339,549	$19,644

As of December 31, 2014 and 2013, total assets used by the Company as collateral were $96.9 million and $0 for the aforementioned debts, respectively.

Total interest expense, net of capitalized interest, amounted to $26.1 million and $33.2 million for the years ended December 31, 2014 and 2013, respectively.

Capitalized interest amounted to $11.9 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively.

Note 11 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2014 and 2013, customer deposits amounted to $225.6 million and $152.7 million, respectively, including deposits received from related parties, which amounted to $132.6 million and $64.9 million, respectively.

Note 12 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $20.4 million and $26.3 million in deposits due to sales representatives, including deposits due to related parties, as of December 31, 2014 and 2013, respectively.

Note 13 – Convertible notes and warrants

The Company had 3,900,871 common stock warrants outstanding, which were issued in connection with $40.0 million of convertible notes issued by the Company in 2007. The warrants, which were accounted for as a derivative liability at fair value, expired unexercised on May 13, 2013.

Note 14 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $10.4 million and $14.5 million for the years ended December 31, 2014 and 2013, respectively.

The Company paid income tax amounted to $0.2 million and $0.9 million for the years ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, the Company had receivables of $43 thousand and $1.2 million as a result of the disposal of equipment that has not been collected, respectively.

During the years ended December 31, 2014 and 2013, the Company converted $57 thousand and $1.0 million of equipment into inventory productions, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2014 and 2013, the Company used $4.2 million and $46.3 million inventory in plant and equipment constructions.

During the years ended December 31, 2014 and 2013, the Company capitalized $5.9 million and $17.8 million on energy-saving equipment under capital lease agreements, respectively.

During the years ended December 31, 2014 and 2013, the Company incurred $130.4 million and $48.7 million accounts payable to be paid for the purchase of equipment and construction in progress, respectively.

The Company had $2.5 million and $63.3 notes receivable from financing sales loans to be converted to cash as of December 31, 2014 and 2013, respectively.

The Company reclassified $28.6 million advances on inventory purchase - related parties that carried interest to loan receivable - related parties as of December 31, 2014.

The Company reclassified $6.1 million other receivables - related parties that carried interest to loan receivable - related parties as of December 31, 2014.

The Company had $0.7 million receivable from the sale of Baotou Steel as of December 31, 2014.

As of December 31, 2013, the Company was entitled to uncollected dividend of $0.2 million, which was declared by one of the Company’s unconsolidated entities during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company offset $64.5 million accounts payable to a related party as loan receivable – related party repayment as contractually agreed to with the related party.

During the year ended December 31, 2013, the Company offset $120.3 million advance on inventory purchases and other receivables to related parties as short-term loan repayments.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the years ended December 31, 2014 and 2013, the Company recognized $2.2 million and $2.2 million, respectively. As of December 31, 2014 and 2013, the balance of deferred lease income amounted to $74.9 million and $77.4 million, respectively, of which $2.2 million and $2.2 million represents balance to be amortized within one year. See Note 20 – Related party transactions and balances (l) – Deferred lease income for details.

Note 16 - Capital lease obligations

Iron and steel production facilities

On April 29, 2011, the Company’s subsidiary, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture uses new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeds 75% of the assets’ useful lives, this arrangement is accounted for as a capital lease. The ongoing lease payments are comprised of two elements: (1) a monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payments from Longmen Joint Venture until February 2017. The profit sharing component does not meet the definition of contingent rent because it is based on future revenue and was therefore considered part of the financing for the capital leased assets. The initial fair value of the profit sharing liability was included in determining the value of the leased assets at inception. The profit sharing liability is accounted for separately from the monthly lease payments and is accounted for as a derivative liability at fair value, with changes in the fair value charged or credited to income each period. See Note 2(i) – “Financial instruments” and Note 17 – “Profit sharing liability”.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to make additional lease payments based on the additional energy cost saved during the lease period and will recognize the additional lease payments as contingent rent expense. As of December 31, 2014, $23.9 million (RMB $146.5 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years as of December 31, 2014:

Year ending December 31,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2015	$10,340
2016	5,818
2017	196,143
2018	31,450
2019	29,944
Thereafter	324,549
Total minimum lease payments	598,244
Less: amounts representing interest	(196,484)
Ending balance	$401,760

Interest expense for the years ended December 31, 2014 and 2013 on the capital lease obligations was $21.3 million and $20.8 million, respectively.

Note 17 – Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 16 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 2(i) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made from inception to date.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 – Other income (expense)

Government grant

During 2014, the Company received government grants totaling $0.3 million (RMB 2.0 million) from the local government as reward for timely tax reporting and payment and outstanding contribution to local economic growth.

On November 8, 2013, the Company received government grants totaling $4.2 million (RMB 26.1 million) from the local government as production equipment upgrade incentive and rural urbanization development incentive for building material suppliers.

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the years ended December 31, 2014 and 2013, the Company recognized lease income of $2.2 million and $2.2 million, respectively.

Gain on deconsolidation of a subsidiary

On November 19, 2013, the Company sold its 28% equity interest of Tianwu held by Yangpu Shengtong to Tianjin Dazhan Industry Co., Ltd., a related party through indirect common ownership, for $13.6 million (RMB 84.3 million) while retaining 32% interest held by General Steel (China). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Tianwu at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Tianwu’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. At the time of deconsolidation, the fair value of the 32% equity interest retained by General Steel (China) was $15.3 million (RMB 96.3 million), which was based on an independent third-party valuation, while Tianwu’s carrying value was $48.2 million (RMB 301.0 million). $19.4 million (RMB 121.2 million) noncontrolling interest in Tianwu was deconsolidated (see Note 20 – Equity) while 0.9 million cumulative translation adjustment was released to net income. The total gain from the deconsolidation of Tianwu was approximately $1.0 million.

On December 31, 2014, the Company sold its 80% equity interest of Baotou Steel held by General Steel (China) to an unrelated party for $0.7 million (RMB 4.0 million). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Baotou Steel at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Baotou Steel’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. At the time of deconsolidation, the carrying value of Baotou Steel’s net deficit was $(1.8) million (RMB 11.0 million). $0.4 million (RMB 2.2 million) noncontrolling interest in Baotou Steel was deconsolidated (see Note 20 – Equity) while $0.3 million cumulative translation adjustment was released to net income. The total gain from the deconsolidation of Baotou Steel was approximately $1.8 million, which was included in other income.

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

Note 19 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2014 and 2013 are as follows:

(In thousands)	For the year ended December 31, 2014	For the year ended December 31, 2013
Current	$269	$354
Deferred	-	-
Total provision for income taxes	$269	$354

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Income Tax Laws of the PRC, General Steel (China), Baotou Steel Pipe Joint Venture (located in Inner Mongolia province) and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
China income tax rate	25.0%	25.0%
Effect of tax rate differential of subsidiaries/VIE	(9.5)%	(12.0)%
Effect of change in deferred tax assets valuation allowance	(23.5)%	(58.4)%
Effect of permanent difference – change in fair value of profit sharing liability	17.5%	61.9%
Effect of permanent difference – capital lease obligation for iron and steel production facilities	(9.4)%	(17.3)%
Nondeductible expenses	(0.4)%	-
Total provision for income taxes*	(0.3)%	(0.8)%

*The negative effective tax rates for the years ended December 31, 2014 and 2013 were mainly due to a consolidated loss before income tax while the Company provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $604.9 million will begin to expire in 2015. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of December 31, 2014 and 2013 was $114.8 million and $97.6 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2014		December 31, 2013
	(in thousands)		(in thousands)
Beginning balance	$-	(A)	$-	(A)

(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	5,064		(272)
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	1,266	(B)	(68	)(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	104,313		143,873
Effective tax rate	15%		15%
Addition in deferred tax asset	15,647	(C)	21,581	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	2,947		(2,697)
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	737	(D)	(674	)(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	4,660		10,282
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	699	(E)	1,542	(E)
Addition in valuation allowance	(18,337	)(F)	(22,087	)(F)
Exchange difference	(12	)(H)	(294	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$-

Movement of valuation allowance:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$97,569	$72,891
Current period addition	18,951	23,293
Current period reversal	(614)	(1,206)
Deconsolidation of Baotou Steel	(625)	-
Exchange difference	(461)	2,591
Ending balance	$114,820	$97,569

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2014. The net operating loss carry forwards for United States income taxes amounted to $3.1 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2026 through 2033. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2014 was $1.1 million. The net change in the valuation allowance for the year ended December 31, 2014 was $0.4 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of December 31, 2014. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2014 and 2013, the Company had $3.2 million and $3.5 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $852.9 million and $835.2 million, respectively, for the year ended December 31, 2014 and $751.6 million and $713.5 million, respectively, for the year ended December 31, 2013.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
VAT taxes payable	$3,147	$2,211
Income taxes payable	243	173
Misc. taxes	1,811	2,244
Totals	$5,201	$4,628

Note 20 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 16 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$602,878	$605,839
Less: accumulated depreciation	(105,001)	(76,740)
Carrying value of leased assets	$497,877	$529,099

b. The following chart summarized sales to related parties for the years ended December 31, 2014 and 2013.

Name of related parties	Relationship	For the year ended December 31, 2014	For the year ended December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$164,879	$255,859
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group*	-	73
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	21,570
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	40,224	16,273
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	112,231	77,899
Shaanxi Steel	Majority shareholder of Long Steel Group	2,527	3,221
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	46,637	27,911
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	13,739	7,325
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	8,883	37,068
Total		$389,120	$447,199

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $204.2 million for the year ended December 31, 2014. See Note 2(g) Revenue Recognition for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. The following charts summarize purchases from related parties for the years ended December 31, 2014 and 2013.

Name of related parties	Relationship	For the year ended December 31, 2014	For the year ended December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$382,075	$522,295
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding**	45,623	-
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	2,554	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	19,422	-
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	16,772	-
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	166,719	180,401
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	20,009	19,943
Shaanxi Steel	Majority shareholder of Long Steel Group	172,249	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	213
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	28,424	32,824
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	6,933
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	39,704	26,047
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	121,304	76,735
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by the Long Steel Group	-	20,213
Others	Entities either owned or have significant influence by our affiliates or management	-	797
Total		$1,014,855	$886,401

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$13,997	$-
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	14,617	-
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	6,099	-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,540
Total		$34,713	$4,540

*The Company reclassified advances for inventory purchase - related parties related to trading transactions, as noted in note 2(g), to loans receivable - related parties due to their interest-bearing nature.

The Company issued loans to these related parties for cash flow purposes to earn interest income, which have a higher interest rate than the bank financing interest rates.

See Note 3 – loans receivable – related parties for loan details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$148	$548
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	5,715	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Shaanxi Steel	Majority shareholder of Long Steel Group	2,101	1,741
Others		641	634
Total		$8,624	$2,942

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$165	$406
Shaanxi Steel	Majority shareholder of Long Steel Group	35,669	46,439
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,237	1,247
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	491
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	721	-
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	313	4,901
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	1,101	-
Others	Entities either owned or have significant influence by our affiliates or management	528	622
Total		$39,734	$54,106

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$7,139	$9,123
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	27,549	25,607
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	10,343
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,807	16,158
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	7,091	555
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	21,197
Others	Entities either owned or have significant influence by our affiliates or management	31	20
Total		$45,617	$83,003

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$64,276	$58,163
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	79,886	134,758
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	23,726	29,990
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	869	958
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	11,035	8,714
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	746	716
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	36	1,004
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	2,462	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	22,916	759
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,773	-
Others	Entities either owned or have significant influence by our affiliates or management	57	629
Total		$207,783	$235,692

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$49,110
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	34,460	28,216
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,183
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,039	8,178
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	8,211	6,548
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	670	1,458
Total		$46,380	$126,693

See Note 10 – Debt for the loan details.

g. Current maturities of long-term loans – related parties

Name of related party	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$53,013
Total		$-	$53,013

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$378	$380
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	33,968	43,636
Shaanxi Steel	Majority shareholder of Long Steel Group	44,146	44,363
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,196	895
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	399	291
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,883	473
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,775	1,745
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,375
Others	Entities either owned or have significant influence by our affiliates or management	507	921
Total		$87,252	$94,079

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	4,467	-
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	6,844	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	23,517	15,038
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	57	2,748
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	275
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	97,721	46,521
Others	Entities either owned or have significant influence by our affiliates or management	-	289
Total		$132,616	$64,881

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$652	$-
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,075	1,408
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	196	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	586	589
Total		$2,509	$1,997

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$339,549	$19,644
Total		$339,549	$19,644

The Company also provided guarantee on related parties’ bank loans amounting to $82.3 million and $205.8 million as of December 31, 2014 and 2013, respectively.

l.	Deferred lease income

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$77,444	$77,199
Less: Lease income realized	(2,176)	(2,158)
Exchange rate effect	(379)	2,403
Ending balance	74,889	77,444
Current portion	(2,176)	(2,187)
Noncurrent portion	$72,713	$75,257

For the years ended December 31, 2014 and 2013, the Company realized lease income from Shaanxi Steel, a related party, amounted to $2.2 million and $2.2 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 11, 2013, the Company granted 300,000 shares of common stock at $0.85 per share as service fee for investor relations consulting services under a one year service agreement dated September 25, 2013. The shares were valued at the quoted market price on the grant date.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 26, 2014, the Company granted 1,063,900 shares of common stock at $0.64 per share to senior management personnel. The shares were valued at quoted market price on the grant date.

On December 31, 2014, the Company sold its 80% equity interest of Baotou Steel held by General Steel (China) to an unrelated party for $0.7 million (RMB 4.0 million). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Baotou Steel at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Baotou Steel’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. At the time of deconsolidation, the carrying value of Baotou Steel’s net deficit was $(1.8) million (RMB 11.0 million). $0.4 million (RMB 2.2 million) noncontrolling interest in Baotou Steel was deconsolidated while $0.3 million cumulative translation adjustment was released to net income. The total gain from the deconsolidation of Baotou Steel was approximately $1.8 million.

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2014:

(in thousands)	Noncontrolling interest
	Total	Baotou Steel	Others
Balance at December 31, 2013	$(188,911)	$(281)	$(188,630)
Net income (loss) attributable to noncontrolling interest	(29,553)	(78)	(29,475)
Addition to special reserve	451	-	451
Usage of special reserve	(384)	-	(384)
Deconsolidation of a subsidiary	414	414	-
Foreign currency translation adjustments	901	(55)	956
Balance at December 31, 2014	$(217,082)	$-	$(217,082)

Note 22 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the years ended December 31, 2014 and 2013 amounted to $11.3 million and $8.5 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2014 and 2013, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2014 and 2013, the Company made contributions of $1.1 million and $1.2 million to these reserves, respectively and used $0.8 million and $0.8 million of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of December 31, 2014 is as follows:

Year ending December 31,	Minimum lease payment
(in thousands)
2015	$3,109
2016	1,950
2017	1,950
2018	1,332
2019	1,208
Years after	40,588
Total minimum payments required	$50,137

Total rental expense was $3.3 million and $3.2 million for the years ended December 31, 2014 and 2013, respectively.

Contractual Commitments

Longmen Joint Venture has $8.0 million contractual obligations related to construction projects as of December 31, 2014 estimated to be fulfilled between March and December 2015.

Contingencies

As of December 31, 2014, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $103.4 million.

Nature of guarantee	Guarantee amount	Guaranty Expiration Date
	(In thousands)
Line of credit	$100,265	Various from January 2015 to August 2017
Financing by the rights of goods delivery in future	3,095	June 2015
Total	$103,360

Name of parties being guaranteed	Guarantee amount	Guaranty Expiration Date
	(In thousands)
Long Steel Group	$35,919	Various from April 2015 to August 2017
Hancheng Haiyan Coking Co., Ltd	13,032	September 2015
Long Steel Group Fuping Rolling Steel Co., Ltd	3,095	June 2015
Chengdu Zhongyi Steel Co., Ltd	8,145	March 2015
Xi’an Laisheng Logistics Co., Ltd	3,258	May 2015
Xi'an Kaiyuan Steel Sales Co., Ltd	6,516	January 2015
Tianjin Dazhan Industry Co., Ltd	20,363	Various from January to March 2015
Tianjin Hengying Trading Co., Ltd	13,032	January 2015
Total	$103,360

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

On May 12, 2014, Longmen Joint Venture was fined $0.4 million (RMB 2.7 million) by the local Ministry of Land and Resources for misuse of certain agricultural land for industrial purposes. The local Ministry of Land and Resources also reserved the right to seize Longmen Joint Venture’s equipment on the land in question. Longmen Joint Venture is in a long-term lease agreement with the local village committee that collectively owns the agricultural land and is in the process of converting the land-use code to industrial purpose to comply with local regulations. The Company has evaluated the corresponding potential future liability and concluded that the likelihood of additional fines and the local authorities seizing its equipment are remote and that the fair value of the stand-ready obligation is not material.

Note 25 – Segments

The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Group’s four regional divisions in the PRC: Longmen Joint Venture in Shaanxi province, Maoming Hengda in Guangdong province, Baotou Steel Pipe Joint Venture in Inner Mongolia province and General Steel (China) in Tianjin City.

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

The following represents results of division operations for the years ended December 31, 2014 and 2013:

(In thousands)
Sales:	2014	2013
Longmen Joint Venture	$2,284,485	$2,450,256
Maoming Hengda	32	3,814
Baotou Steel Pipe Joint Venture	4,895	5,585
General Steel (China)	62,184	58,630
Total sales	2,351,596	2,518,285
Interdivision sales	(62,184)	(54,538)
Consolidated sales	$2,289,412	$2,463,747

Gross profit (loss):	2014	2013
Longmen Joint Venture	$(19,496)	$(56,065)
Maoming Hengda	19	(130)
Baotou Steel	311	229
General Steel (China)	-	28
Total gross loss	(19,166)	(55,938)
Interdivision gross profit	-	-
Consolidated gross loss	$(19,166)	$(55,938)

Income (loss) from operations:	2014	2013
Longmen Joint Venture	$4,219	$45,161
Maoming Hengda	(1,290)	(2,811)
Baotou Steel	(389)	(407)
General Steel (China)	(4,078)	(2,971)
Total income (loss) from operations	(1,538)	38,972
Interdivision income (loss) from operations	-	-
Reconciling item (1)	(5,165)	(4,567)
Consolidated income (loss) from operations	$(6,703)	$34,405

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) attributable to General Steel Holdings, Inc.:	2014	2013
Longmen Joint Venture	$(45,425)	$(16,457)
Maoming Hengda	(1,604)	(2,721)
Baotou Steel	(311)	70
General Steel (China)	3,851	(10,485)
Total net income (loss) attributable to General Steel Holdings, Inc.	(43,489)	(29,593)
Interdivision net income	-	-
Reconciling item (1)	(5,234)	(3,423)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(48,723)	$(33,016)

Depreciation, amortization and depletion:	2014	2013
Longmen Joint Venture	$93,094	$85,603
Maoming Hengda	1,149	1,237
Baotou Steel	242	246
General Steel (China)	1,792	1,962
Consolidated depreciation, amortization and depletion	$96,277	$89,048

Finance/interest expenses:	2014	2013
Longmen Joint Venture	$90,792	$83,062
Maoming Hengda	1	1
Baotou Steel	-	-
General Steel (China)	5,781	8,812
Interdivision interest expenses	-	-
Reconciling item (1)	99	3
Consolidated interest expenses	$96,673	$91,878

Capital expenditures:	2014	2013
Longmen Joint Venture	$239,496	$43,341
Maoming Hengda	49	2
Baotou Steel	1	8
General Steel (China)	87	4
Consolidated capital expenditures	$239,633	$43,355

Total Assets as of:	December 31, 2014	December 31, 2013
Longmen Joint Venture	$2,408,218	$2,573,212
Maoming Hengda	25,933	29,211
Baotou Steel Pipe Joint Venture	-	4,448
General Steel (China)	158,606	121,883
Interdivision assets	(30,486)	(34,213)
Reconciling item (2)	2,953	5,817
Total Assets	$2,565,224	$2,700,358

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the years ended December 31, 2014 and 2013, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of December 31, 2014 and 2013, which are non-operating entities.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26 – Subsequent events

On February 13, 2015, the Company formed a joint venture entity, Tianjin General Shengyuan IoT Technology Co., Ltd, with a team of radio-frequency identification (“RFID”) experts (the “Expert Team”), to develop and commercialize RFID technology data solutions. Under the terms of the Agreement, the Company will own 70% of the joint venture by contributing $1.6 million (RMB 10.0 million), while the Expert Team will contribute intellectual property, including proprietary RFID technologies, licensed patents and domain expertise.

On January 9, 2015, the Company received a notice from NYSE Regulations, Inc. that it was not in compliance with the continued listing standard set forth in Section 802.01B of the Listed Company Manual of the NYSE (the “Manual”). Noncompliance with Section 802.01B of the Manual (the “Market Cap Standard”) is due to the Company not maintaining an average market capitalization of at least fifty million dollars ($50,000,00.00) over a consecutive 30 trading-day period. The Company has also in the past not been in compliance with the continued listing standard set forth in Section 802.01C of the Manual, which is triggered when the average closing price of the Company's common stock is less than $1.00 over a consecutive 30 trading-day period. As a result of the Company's non-compliance with the Market Cap Standard, it submitted a business plan to the NYSE on February 23, 2015 that had been reviewed and approved by the NYSE. The Company remains subject to quarterly monitoring for compliance with both continued listing standards.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$2	$11
Other receivables	39	39
Prepaid expense	29	301
TOTAL CURRENT ASSETS	70	351

OTHER ASSETS:
Intercompany receivable	89,930	82,987
TOTAL OTHER ASSETS	89,930	82,987

TOTAL ASSETS	$90,000	$83,338

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$23	$6
Taxes payable	1	-
TOTAL CURRENT LIABILITIES	24	6

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	435,019	388,418
TOTAL OTHER LIABILITIES	435,019	388,418

TOTAL LIABILITIES	435,043	388,424

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2014 and 2013	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,458,588 and 58,234,688 shares issued, 61,986,282 and 55,762,382 shares outstanding as of December 31, 2014 and 2013, respectively	64	58
Treasury stock, at cost, 2,472,306 shares as of December 31, 2014 and 2013	(4,199)	(4,199)
Paid-in-capital	115,494	106,878
Statutory reserves	6,472	6,243
Accumulated deficits	(463,521)	(414,798)
Accumulated other comprehensive income	644	729
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(345,043)	(305,086)

TOTAL LIABILITIES AND DEFICIENCY	$90,000	$83,338

The accompanying notes are an integral part of Schedule I.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013

OPERATING EXPENSES

General and administrative expenses	$(2,098)	$(1,324)
Total operating expenses	(2,098)	(1,324)

OTHER INCOME
Change in fair value of derivative liabilities	-	1
Total other income, net	-	1

EQUITY LOSS OF SUBSIDIARIES	(46,625)	(31,693)

NET LOSS	(48,723)	(33,016)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	(311)	(8,927)
COMPREHENSIVE LOSS	$(49,034)	$(41,943)

The accompanying notes are an integral part of Schedule I.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,723)	$(33,016)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Change in fair value of derivative instrument	-	(1)
Stock issued for services and compensation	1,122	1,165
Loss from subsidiaries	46,625	31,693
Changes in operating assets and liabilities
Other receivables	-	(20)
Prepaid expense	272	(257)
Other payables and accrued liabilities	17	-
Taxes payable	1	-
Net cash provided by (used in) operating activities	(686)	(436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayment from subsidiaries	(6,943)	334
Net cash (used in) provided by investing activities	(6,943)	334

CASH FLOWS FINANCING ACTIVITIES:
Proceed from common stock issued to CEO	7,500	-
Borrowings from subsidiaries	120	25
Net cash provided by financing activities	7,620	25

DECREASE IN CASH	(9)	(77)

CASH, beginning of year	11	88

CASH, end of year	$2	$11

The accompanying notes are an integral part of Schedule I.

GENERAL STEEL HOLDINGS, INC.

NOTES TO SCHEDULE 1

1.	Basis of presentation

The parent company financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes (Also see Note 2(d) for “Liquidity and going concern”).

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2.	Restricted net assets

Schedule I of Article 5-04 of Regulation S-X requires the financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of General Steel Holdings, Inc. exceed 25% of the consolidated net assets of General Steel Holdings, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3.	Derivative instrument

The Company had 3,900,871 common stock warrants outstanding, which were issued in connection with $40.0 million of convertible notes issued by the Company in 2007. The warrants, which were accounted for as a derivative liability at fair value, expired unexercised on May 13, 2013.

Refer to Note 13 of the Notes to the Consolidated Financial Statements for the convertible notes and warrants.

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

GENERAL STEEL HOLDINGS, INC.

NOTES TO SCHEDULE 1

On September 28, 2013, the Company granted senior management and directors 163,150 shares of common stock at $0.88 per share as compensation under the Company’s 2008 Equity Incentive Plan. The shares were valued at the quoted market price on the grant date.

On October 11, 2013, the Company granted 300,000 shares of common stock at $0.85 per share as service fee for investor relations consulting services under a one year service agreement dated September 25, 2013. The shares were valued at the quoted market price on the grant date.

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

On December 26, 2014, the Company granted 1,063,900 shares of common stock at $0.64 per share to senior management personnel. The shares were valued at quoted market price on the grant date.

On December 31, 2014, the Company sold its 80% equity interest of Baotou Steel held by General Steel (China) to an unrelated party for $0.7 million (RMB 4.0 million). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Baotou Steel at disposal date and recognized a gain in accordance with ASC 810-10-40-5. At the same time, Baotou Steel’s cumulative translation adjustment as of the disposal date was released to net income in accordance with ASC 830-30-40-1A. At the time of deconsolidation, the carrying value of Baotou Steel’s net deficit was $(1.8) million (RMB 11.0 million). $0.4 million (RMB 2.2 million) noncontrolling interest in Baotou Steel was deconsolidated while $0.3 million cumulative translation adjustment was released to net income. The total gain from the deconsolidation of Baotou Steel was approximately $1.8 million.

GENERAL STEEL HOLDINGS, INC.

NOTES TO SCHEDULE 1

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2014:

(in thousands)	Noncontrolling interest
	Total	Baotou Steel	Others
Balance at December 31, 2013	$(188,911)	$(281)	$(188,630)
Net income (loss) attributable to noncontrolling interest	(29,553)	(78)	(29,475)
Addition to special reserve	451	-	451
Usage of special reserve	(384)	-	(384)
Deconsolidation of a subsidiary	414	414	-
Foreign currency translation adjustments	901	(55)	956
Balance at December 31, 2014	$(217,082)	$-	$(217,082)

5.	Subsequent event

On February 13, 2015, the Company formed a joint venture entity, Tianjin General Shengyuan IoT Technology Co., Ltd, with a team of radio-frequency identification (“RFID”) experts (the “Expert Team”), to develop and commercialize RFID technology data solutions. Under the terms of the Agreement, the Company will own 70% of the joint venture by contributing $1.6 million (RMB 10.0 million), while the Expert Team will contribute intellectual property, including proprietary RFID technologies, licensed patents and domain expertise.

On January 9, 2015, the Company received a notice from NYSE Regulations, Inc. that it was not in compliance with the continued listing standard set forth in Section 802.01B of the Listed Company Manual of the NYSE (the “Manual”). Noncompliance with Section 802.01B of the Manual (the “Market Cap Standard”) is due to the Company not maintaining an average market capitalization of at least fifty million dollars ($50,000,00.00) over a consecutive 30 trading-day period. The Company has also in the past not been in compliance with the continued listing standard set forth in Section 802.01C of the Manual, which is triggered when the average closing price of the Company's common stock is less than $1.00 over a consecutive 30 trading-day period. As a result of the Company's non-compliance with the Market Cap Standard, it submitted a business plan to the NYSE on February 23, 2015 that had been reviewed and approved by the NYSE. The Company remains subject to quarterly monitoring for compliance with both continued listing standards.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2014 due to the material weakness in our internal control over financial reporting described below.

Despite the existence of the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financials included in this Annual Report on Form 10-K present, in all material aspects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented, in conformity with U.S. GAAP.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of comments received from the Staff of the United States Securities and Exchange Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff of the Commission and us, we concluded that the classification, display and disclosure of our profit sharing liability (which is accounted for at fair value as a derivative instrument liability) had been incomplete and inconsistent. As a result, we restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended March 31, 2014. The restatements are set out in our Form 10-K/A for the year ended December 31, 2013 and Form 10-Q/A for the quarter ended March 31, 2014. Although the restatements did not result in any restatement of the reported balance sheets nor adjustment of reported net income for any period presented, because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in our disclosure controls and procedures. During the course of our audit for the year ended December 31, 2014, our auditors proposed numerous audit adjustments related to the control process for our year-end closing. Management concluded that these proposed adjustments (both recorded and waived) are a result of our control deficiencies that represent a material weakness in our financial reporting.

As a result of such material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2014.

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

We will take and have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	We have engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

•	We have engaged and will continue to engage accounting experts to review complex accounting transactions and our financial statement disclosures related to such transactions.

•	We have transitioned from the 1992 COSO framework for internal controls to the 2013 framework, which formalized the principles embedded in the original framework more explicitly, incorporated business and operating environment changes over the past two decades, and improved the framework’s ease of use and application.

•	We will implement a number of control procedures related to the control process for our year-end closing for each location to ensure the internal control over financial reporting is proper.

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

There are no known familial relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Our Common Stock is listed on the New York Stock Exchange, or “NYSE.” Under NYSE listing standards, the Board of Directors is required to affirmatively determine that each “independent” director has no material relationship with our Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. Our Board has determined that the following directors are “independent” as required by NYSE listing standards: Angela He, Zhongkui Cao and James Hu.  Additionally, all members of our Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Securities Exchange Act and as required by NYSE listing standards.  The non-management directors, all of whom currently are independent, met once during the fiscal year ended December 31, 2014 without management present and James Hu served as the lead independent director at such meeting.

Our directors and executive officers are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	50	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	44	Director/Chief Financial Officer	03/07/05
James Hu	42	Independent Director	02/15/10
Angela He	45	Independent Director	07/23/10
Zhongkui Cao	65	Independent Director	04/13/07

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

Biographical information

Mr. Zuosheng Yu, age 50, Chairman of the Board of Directors.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 44, Director.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. James Hu, age 42, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Angela He, age 45, Independent Director.   Ms. He was elected as an independent director in July 2010.  She currently serves as the Chief Financial Officer of Procell Biotech Asia Corp. in Newport Beach, California and as an SEC reporting and accounting advisor to various publicly traded and private companies in the United States.  From 2010 to 2012, she served as the Chief Officer of Aero Technology in Long Beach, California. From 2006 to 2007, she served as a Senior Auditor for PriceWaterhouse Coopers in Los Angeles.  From 2003 to 2006, she served as an auditor for Moore Stephens Wurth Frazer and Torbet, LLP (now known as Frazer LLP).  Ms. He graduated with a Bachelor of Arts from California State University at Fullerton and is a California Certified Public Accountant. Ms. He’s strong accounting skills and experiences of advising public companies make her well suited to contribute to our Board of Directors.

Mr. Zhongkui Cao, age 65, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. Our Board of Directors met twice during the fiscal year ended December 31, 2014.  Our Board of Directors acted by written consent six times during the fiscal year ended December 31, 2014.

It is our policy to encourage all directors to attend the Annual Meeting.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

Our Audit Committee consists of James Hu, Angela He and Zhongkui Cao.  Mr. Hu is the Chairman of the Audit Committee. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2014.

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

Compensation Committee

Our Compensation Committee consists of James Hu, Angela He and Zhongkui Cao.  Ms. He is the Chairwoman of the Compensation Committee. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee met once during the fiscal year ended December 31, 2014.

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

Governance and Nominating Committee

Our Governance and Nominating Committee consists of James Hu, Angela He and Zhongkui Cao. Mr. Cao serves as the Chairman of the Governance and Nominating Committee.  All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2014.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)(2)	Total ($) (1)
Zuosheng Yu,	2014	170,304	—	435,200	605,504
Chief Executive Officer	2013	169,007	—	171,900	340,907

John Chen,	2014	68,115	—	64,000	132,115
Chief Financial Officer	2013	67,871	—	51,850	119,721

(1)	The amounts shown were paid in RMB and were translated into U.S. dollars at the rate of $0.16279 per RMB for 2014, and $0.16155 per RMB for 2013.

(2)	The stock price assumption used to calculate the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 20 to the financial statements in this Annual Report.

Director Compensation

The table below sets forth information regarding compensation earned by directors, other than our Chief Executive Officer and Chief Financial Officer, as compensation for their service to our Company during the year ended December 31, 2014.

Name	Stock Awards ($) (1)	Total ($) (1)
James Hu	$9,600	$9,600
Angela He	9,600	9,600
Zhongkui Cao	1,910	1,910

(1)	The stock price assumption used to calculate the grant date fair value of all stock awards granted on the date indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 20 to the financial statements in this Annual Report on Form 10-K.

Currently, we do not pay annual fees to our directors. During fiscal year 2014, we granted fully-vested unregistered shares of common stock to our directors on a quarterly basis. We determined the amount of each grant based on level of involvement, responsibility and length of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2014, the members of the Compensation Committee were Angela He, James Hu and Zhongkui Cao.  In fiscal 2014, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 8, 2015, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Level 21, Tower B, Jia Ming Center, No. 27 Dong San Huan North Road, Chaoyang District, Beijing, China 100020.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	13,883,900	22.4%		10.3%
John Chen Chief Financial Officer and Director	295,000	*		*
James Hu Independent Director	70,000	*		*
Angela He Independent Director	63,750	*		*
Zhongkui Cao Independent Director	14,500	*		*
Executive Officers and Directors as a group 5% Owners	14,327,150	23.0%		10.8%
Golden Eight Investments Limited (2)	14,000,000	22.6%		17.9%

Series A Preferred Stock
Victory New Holdings Limited (3)	3,092,899		100%	30.0%

* Less than 1%

(1) Percentages based on 61,986,282 shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of December 31, 2014.

(2) Mr. Yu is the beneficial owner of 13,883,900 shares of common stock held in his name and 14,000,000 shares of common stock held in the name of Golden Eight Investments Limited (“Golden Eight”).  Mr. Yu is the sole director of Golden Eight.  Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the “Trust”).  Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight. Mr. Yu also has voting and investment control over 3,092,899 shares of Series A Preferred Stock held in the name of Victory New Holdings Limited, a British Virgin Islands registered company, which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

(3) Victory New Holdings Limited, a British Virgin Islands registered company (“Victory New”), is controlled by our Chairman and Chief Executive Officer, Zuosheng Yu.  Victory New holds 3,092,899 shares of our Series A Preferred Stock which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and preferred stock.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2014, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plans approved by stockholders	-	$-	1,243,866
Plans not approved by stockholders	-	-	-
Total		$	1,243,866

(1)	We grant fully vested, unregistered shares of our common stock to employees under our 2008 Equity Incentive Plan. Our stock grants are not restricted and therefore there are no securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents the number of securities remaining available for issuance under our 2008 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set for below are our related party transactions.

Related party transactions

a.	Capital lease

As disclosed in Notes 16 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Machinery	$602,878	$605,839
Less: accumulated depreciation	(105,001)	(76,740)
Carrying value of leased assets	$497,877	$529,099

b. The following chart summarized sales to related parties for the years ended December 31, 2014 and 2013.

Name of related parties	Relationship	For the year ended December 31, 2014	For the year ended December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$164,879	$255,859
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group*	-	73
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	21,570
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	40,224	16,273
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	112,231	77,899
Shaanxi Steel	Majority shareholder of Long Steel Group	2,527	3,221
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	46,637	27,911
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	13,739	7,325
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	8,883	37,068
Total		$389,120	$447,199

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $204.2 million for the year ended December 31, 2014. See Note 2(g) Revenue Recognition for details.

c. The following charts summarize purchases from related parties for the years ended December 31, 2014 and 2013.

Name of related parties	Relationship	For the year ended December 31, 2014	For the year ended December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$382,075	$522,295
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding**	45,623	-
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	2,554	-
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	19,422	-
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	16,772	-
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	166,719	180,401
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	20,009	19,943
Shaanxi Steel	Majority shareholder of Long Steel Group	172,249	-
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	213
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	28,424	32,824
Beijing Daishang Trading Co., Ltd.	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	6,933
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	39,704	26,047
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	121,304	76,735
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by the Long Steel Group	-	20,213
Others	Entities either owned or have significant influence by our affiliates or management	-	797
Total		$1,014,855	$886,401

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$13,997	$-
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	14,617	-
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	6,099	-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,540
Total		$34,713	$4,540

*We reclassified advances for inventory purchase - related parties related to trading transactions, as noted in note 2(g) of the consolidated financial statements, to loans receivable - related parties due to their interest-bearing nature.

We issued loans to these related parties for cash flow purposes to earn interest income, which have a higher interest rate than the bank financing interest rates.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$148	$548
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	5,715	-
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Shaanxi Steel	Majority shareholder of Long Steel Group	2,101	1,741
Others		641	634
Total		$8,624	$2,942

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$165	$406
Shaanxi Steel	Majority shareholder of Long Steel Group	35,669	46,439
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,237	1,247
Tianjin Dazhan Industry Co, Ltd	Partially owned by CEO through indirect shareholding	-	491
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	721	-
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	313	4,901
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	1,101	-
Others	Entities either owned or have significant influence by our affiliates or management	528	622
Total		$39,734	$54,106

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$7,139	$9,123
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	27,549	25,607
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	10,343
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,807	16,158
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	7,091	555
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	21,197
Others	Entities either owned or have significant influence by our affiliates or management	31	20
Total		$45,617	$83,003

e.	Accounts payable - related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$64,276	$58,163
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	79,886	134,758
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	23,726	29,990
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	869	958
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	11,035	8,714
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	746	716
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	36	1,004
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	2,462	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	22,916	759
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,773	-
Others	Entities either owned or have significant influence by our affiliates or management	57	629
Total		$207,783	$235,692

f.	Short-term loans - related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$49,110
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	34,460	28,216
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,183
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,039	8,178
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	8,211	6,548
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	670	1,458
Total		$46,380	$126,693

See Note 10 – Debt for the loan details.

g.	Current maturities of long-term loans – related parties

Name of related party	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$53,013
Total		$-	$53,013

h.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between us and our related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$378	$380
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	33,968	43,636
Shaanxi Steel	Majority shareholder of Long Steel Group	44,146	44,363
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,196	895
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	399	291
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,883	473
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,775	1,745
Victory Energy Resource Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,375
Others	Entities either owned or have significant influence by our affiliates or management	507	921
Total		$87,252	$94,079

i.	Customer deposits – related parties:

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	4,467	-
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	6,844	-
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	23,517	15,038
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	57	2,748
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	275
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	97,721	46,521
Others	Entities either owned or have significant influence by our affiliates or management	-	289
Total		$132,616	$64,881

j.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$652	$-
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,075	1,408
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	196	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	586	589
Total		$2,509	$1,997

k.	Long-term loans – related party:

Name of related party	Relationship	December 31, 2014	December 31, 2013
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$339,549	$19,644
Total		$339,549	$19,644

We also provided guarantee on related parties’ bank loans amounting to $82.3 million and $205.8 million as of December 31, 2014 and 2013, respectively.

l.	Deferred lease income

	December 31, 2014	December 31, 2013
	(in thousands)	(in thousands)
Beginning balance	$77,444	$77,199
Less: Lease income realized	(2,176)	(2,158)
Exchange rate effect	(379)	2,403
Ending balance	74,889	77,444
Current portion	(2,176)	(2,187)
Noncurrent portion	$72,713	$75,257

For the years ended December 31, 2014 and 2013, we realized lease income from Shaanxi Steel, a related party, amounted to $2.2 million and $2.2 million, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2014	2013
Audit fees	$870,000	$870,000
Audit-related fees	$-	$-
Tax fees	$29,000	$29,000
All other fees	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns. Please note that the audit fees include services provided by our current independent registered public accounting firms. Our current auditor, Friedman LLP, fees are $870,000 and $870,000 in fiscal year 2014 and 2013, respectively.

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

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2014 and related fees were approved in advance by our Audit Committee.

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

The Audit Committee discussed with Friedman LLP, our independent registered public accounting firm (independent auditors) for the fiscal year ended December 31, 2014, who are responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under generally accepted auditing standards including Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), other standards of the Public Company Accounting Oversight Board (United States), rules of the SEC and other applicable regulations.  In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from management and our Company, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, which the Audit Committee received from the independent registered public accounting firm, and considered the compatibility of non-audit services with the independent registered public accounting firm’s independence.

The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting.

The Audit Committee discussed with our independent registered public accounting firm and the persons responsible for the internal audit function the overall scope and plans for their respective audits. The Audit Committee meets with the independent registered public accounting firm and the persons responsible for the internal audit function, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal control, including internal control over financial reporting, and the overall quality of our financial reporting.  During 2014, the Audit Committee held four meetings, including quarterly closing conferences with the independent registered public accounting firm and management during which financial results and related issues were reviewed and discussed prior to the release of quarterly results to the public.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES set forth below

(3) See Item 15(b) below.

(b)	The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets —December 31, 2014 and 2013
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Changes in Equity for the years ended December 31, 2014 and 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.2	Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on April 6, 2010 and incorporated herein by reference).

10.3	Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin Energy Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.4	Cooperation Agreement (also referred to as the Unified Management Agreement), dated April 29, 2011, by and among General Steel Holdings, Inc., Shaanxi Coal and Chemical Industry Group Co., Ltd., Shaanxi Iron and Steel Group Co., Ltd., and Shaanxi Longmen Iron and Steel Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 5, 2011 and incorporated herein by reference).

10.5	Debt Repayment Agreement, dated June 16, 2011, by and among Maoming Hengda Steel Co. Ltd., Tianjin Qiu Gang Investment Co., Ltd, Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference).

21*	Subsidiaries of the registrant (filed herewith).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) and CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: April 10, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	April 10, 2015
Zuosheng Yu	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	April 10, 2015
John Chen	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	April 10, 2015
James Hu

/s/ Angela He	Independent Director	April 10, 2015
Angela He

/s/ Zhong Kui Cao	Independent Director	April 10, 2015
Zhong Kui Cao

