Form 10-Q
period 2015-03-31
GENERAL STEEL HOLDINGS INC
filed 2015-05-20
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 14, 2015, 62,486,282 (excluding 2,472,306 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$9,736	$11,641
Restricted cash	249,820	355,685
Notes receivable	1,606	10,290
Restricted notes receivable	80,889	111,801
Loans receivable	42,569	36,001
Loans receivable - related party	6,728	34,713
Accounts receivable, net	10,686	9,321
Accounts receivable - related parties, net	59,057	8,498
Other receivables, net	103,291	63,746
Other receivables - related parties, net	23,079	39,670
Inventories	148,295	156,327
Advances on inventory purchase, net	49,440	73,819
Advances on inventory purchase - related parties	95,757	45,617
Prepaid expense and other	5,279	4,803
Prepaid taxes	5,851	5,789
Short-term investment	7,503	2,688
TOTAL CURRENT ASSETS	899,586	970,409

PLANT AND EQUIPMENT, net	1,561,511	1,543,136

OTHER ASSETS:
Advances on equipment purchase	5,270	11,438
Investment in unconsolidated entities	16,705	16,823
Long-term deferred expense	452	458
Intangible assets, net of accumulated amortization	22,885	22,960
TOTAL OTHER ASSETS	45,312	51,679

TOTAL ASSETS	$2,506,409	$2,565,224

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$448,362	$661,635
Accounts payable	608,678	612,801
Accounts payable - related parties	226,964	207,783
Short term loans - banks	232,148	257,502
Short term loans - others	51,995	60,717
Short term loans - related parties	217,397	46,380
Other payables and accrued liabilities	51,985	55,488
Other payables - related parties	96,277	87,252
Customer deposits	139,106	92,974
Customer deposits - related parties	148,176	132,616
Deposit due to sales representatives	19,361	17,871
Deposit due to sales representatives - related parties	2,553	2,509
Taxes payable	9,393	5,201
Deferred lease income, current	2,179	2,176
Capital lease obligations, current	8,678	8,508
TOTAL CURRENT LIABILITIES	2,263,252	2,251,413

NON-CURRENT LIABILITIES:
Long-term loans - related party	352,850	339,549
Deferred lease income, noncurrent	72,258	72,713
Capital lease obligations, noncurrent	397,416	393,252
Profit sharing liability at fair value	57,538	70,422
TOTAL NON-CURRENT LIABILITIES	880,062	875,936

TOTAL LIABILITIES	3,143,314	3,127,349

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2015 and December 31, 2014	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 64,458,588 shares issued and 61,986,282 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	64	64
Treasury stock, at cost, 2,472,306 shares as of March 31, 2015 and December 31, 2014	(4,199)	(4,199)
Paid-in-capital	115,563	115,494
Statutory reserves	6,539	6,472
Accumulated deficits	(508,674)	(463,521)
Accumulated other comprehensive income	163	644
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(390,541)	(345,043)

NONCONTROLLING INTERESTS	(246,364)	(217,082)

TOTAL DEFICIENCY	(636,905)	(562,125)

TOTAL LIABILITIES AND DEFICIENCY	$2,506,409	$2,565,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

(In thousands, except per share data)

	2015	2014
SALES	$270,769	$512,005

SALES - RELATED PARTIES	57,395	82,206
TOTAL SALES	328,164	594,211

COST OF GOODS SOLD	297,565	530,744

COST OF GOODS SOLD - RELATED PARTIES	62,746	86,028
TOTAL COST OF GOODS SOLD	360,311	616,772

GROSS LOSS	(32,147)	(22,561)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(17,355)	(21,053)
UNALLOCATED OVERHEADS EXPENSES	(19,134)	-
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	12,924	(49)

LOSS FROM OPERATIONS	(55,712)	(43,663)

OTHER INCOME (EXPENSE)
Interest income	2,331	3,192
Finance/interest expense	(20,570)	(28,695)
Gain on disposal of equipment and intangible assets	16	46
(Loss) income from equity investments	(37)	13
Foreign currency transaction loss	(873)	(854)
Lease income	543	546
Other non-operating income (expense), net	223	(176)
Other expense, net	(18,367)	(25,928)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(74,079)	(69,591)

PROVISION FOR INCOME TAXES	30	5

NET LOSS	(74,109)	(69,596)

Less: Net loss attributable to noncontrolling interest	(28,956)	(26,032)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(45,153)	$(43,564)

NET LOSS	$(74,109)	$(69,596)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(853)	4,670

COMPREHENSIVE LOSS	(74,962)	(64,926)

Less: Comprehensive loss attributable to noncontrolling interest	(29,328)	(24,226)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(45,634)	$(40,700)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	61,986	55,813

LOSS PER SHARE
Basic and Diluted	$(0.73)	$(0.78)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,109)	$(69,596)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	25,164	24,346
Change in fair value of profit sharing liability	(12,924)	49
Gain on disposal of equipment and intangible assets	(16)	(46)
Provision (recovery) of doubtful accounts	1,279	(251)
Reservation of mine maintenance fee	113	242
Stock issued for services and compensation	69	150
Amortization of deferred financing cost on capital lease	4,966	5,086
(Loss) income from equity investments	37	(13)
Foreign currency transaction loss	873	854
Deferred lease income	(543)	(546)
Changes in operating assets and liabilities
Notes receivable	32,504	(70,354)
Accounts receivable	(1,373)	(102)
Accounts receivable - related parties	(50,361)	(1,569)
Other receivables	(40,476)	355
Other receivables - related parties	16,577	(4,219)
Inventories	7,327	(730)
Advances on inventory purchases	24,380	176
Advances on inventory purchases - related parties	(55,767)	(38,419)
Prepaid expense and other	(468)	(516)
Long-term deferred expense	7	56
Prepaid taxes	(54)	4,963
Accounts payable	(7,706)	59,351
Accounts payable - related parties	18,856	16,986
Other payables and accrued liabilities	(3,625)	15,300
Other payables - related parties	8,960	(12,676)
Customer deposits	45,848	20,043
Customer deposits - related parties	15,341	113,895
Taxes payable	4,171	2,708
Net cash (used in) provided by operating activities	(40,950)	65,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	105,911	(32,943)
Loans to unrelated parties	(6,500)	-
Repayments from related parties	33,791	-
Cash proceeds from short term investment	81	164
Payments for short term investment	(4,875)	-
Cash proceeds from sales of equipment and intangible assets	-	24
Equipment purchase and intangible assets	(31,589)	(56,861)
Net cash provided by (used in) investing activities	96,819	(89,616)

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	30,934	131,971
Borrowings on short term notes payable	96,525	439,342
Payments on short term notes payable	(309,823)	(485,455)
Borrowings on short term loans - bank	61,023	95,120
Payments on short term loans - bank	(87,471)	(165,711)
Borrowings on short term loan - others	74,517	9,853
Payments on short term loans - others	(54,275)	(14,426)
Borrowings on short term loan - related parties	75,641	24,528
Payments on short term loans - related parties	(569)	(5,849)
Deposits due to sales representatives	1,462	(425)
Deposits due to sales representatives - related parties	41	-
Borrowings on long-term loans - related party	56,063	-
Payments on long-term loans - related party	(813)	-
Principal payment on capital lease obligation	(1,074)	-
Net cash (used in) provided by financing activities	(57,819)	28,948

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	45	(444)

(DECREASE) INCREASE IN CASH	(1,905)	4,411

CASH, beginning of period	11,641	31,967

CASH, end of period	$9,736	$36,378

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

The Agreement constitutes an arrangement that involves a lease which meets certain of the criteria of a capital lease and therefore the assets constructed by Shaanxi Steel are accounted for by Longmen Joint Venture as a capital lease. The profit sharing liability portion of the lease obligation, representing 40% of the cumulative pre-tax profit generated by the Asset Pool, is accounted for by Longmen Joint Venture as a derivative financial instrument at fair value. See Notes 2 “Summary of significant accounting policies”, Note 15 “Capital lease obligations” and Note 16 “Profit sharing liability”.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company formed a joint venture, Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”), in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate the Company’s expansion into the vibrant logistics and Internet-of-Things sectors. General Shengyuan IoT is still in the development stage and no revenues and significant operating expenses during the three months ended March 31, 2015.

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2014 annual report on Form 10-K filed on April 10, 2015.

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan”)	PRC	70.0%
Yangpu Shengtong Investment Co., Ltd. (“Yangpu Shengtong”)	PRC	99.1%
Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture	PRC	VIE/60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%

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

General Shengyuan

On February 13, 2015, the Company formed a joint venture entity, Tianjin General Shengyuan IoT Technology Co., Ltd, with a team of radio-frequency identification (“RFID”) experts (the “Expert Team”), to develop and commercialize RFID technology data solutions. Under the terms of the Agreement, the Company owned 70% of the joint venture by contributing $1.6 million (RMB 10.0 million), while the Expert Team committed to contribute intellectual property, including proprietary RFID technologies, licensed patents and domain expertise.

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

In connection with the Unified Management Agreement, the Company, Shaanxi Coal and Shaanxi Steel may provide such support on a discretionary basis or as needed in the future. See Note 2(d) Liquidity and Going Concern.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current assets	$726,110	$837,135
Plant and equipment, net	1,557,027	1,537,687
Other noncurrent assets	27,024	33,396
Total assets	2,310,161	2,408,218
Total liabilities	(2,920,281)	(2,946,126)
Net liabilities	$(610,120)	$(537,908)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

VIE and its subsidiaries’ liabilities consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$432,052	$638,829
Accounts payable	596,221	605,025
Accounts payable - related parties	222,595	205,914
Short term loans - bank	191,536	216,940
Short term loans - others	45,795	54,524
Short term loans - related parties	209,553	45,710
Other payables and accrued liabilities	44,286	47,121
Other payables - related parties	69,890	78,615
Customer deposits	129,896	87,372
Customer deposits - related parties	43,654	34,895
Deposit due to sales representatives	19,361	17,871
Deposit due to sales representatives – related parties	2,553	2,509
Taxes payable	8,192	4,026
Deferred lease income	2,179	2,176
Capital lease obligations, current	8,678	8,508
Intercompany payable to be eliminated	13,778	20,155
Total current liabilities	2,040,219	2,070,190
Non-current liabilities:
Long term loans - related parties	352,850	339,549
Deferred lease income - noncurrent	72,258	72,713
Capital lease obligations, noncurrent	397,416	393,252
Profit sharing liability	57,538	70,422
Total non-current liabilities	880,062	875,936
Total liabilities of consolidated VIE	$2,920,281	$2,946,126

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(in thousands)	(in thousands)
Sales	$328,158	$594,014
Gross loss	$(32,147)	$(22,219)
Loss from operations	$(53,498)	$(39,294)
Net loss attributable to controlling interest	$(42,405)	$(38,034)

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of March 31, 2015 and December 31, 2014 were (4.9) and (5.6), respectively. As of March 31, 2015, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.4 billion, which together with the gross loss from operations raises substantial doubt about its ability to continue as a going concern.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Line of credit

The Company has lines of credit from the listed major banks totaling $142.0 million with expiration dates ranging from January 21, 2016 to October 14, 2016.

Banks	Amount of Line of Credit (in millions)	Repayment Date
China Everbright Bank	19.6	January 21, 2016*
Huaxia Bank	24.5	January 30, 2016*
Bank of Beijing	81.6	October 14, 2016
Bank of Xi’an	16.3	February 4, 2016*
Total	$142.0

*Management expects the lines of credit will be extended after the repayment dates.

As of the date of this report, the Company utilized $39.5 million of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $897.1 million with the following companies:

Company	Financing Period	Financing Amount (in millions)

Company A – related party	July 30, 2014 – July 30, 2019	$244.7
Company B – third party	January 22, 2014 – January 22, 2017	163.1
Company C – third party	October 1, 2013 – March 31, 2016	489.3
Total		$897.1

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for many years. On July 30, 2014, Company A signed a five-year agreement with Longmen Joint Venture to finance its coke purchases up to $244.7 million. Company B signed a three-year agreement with Longmen Joint Venture on January 22, 2014 to finance its coke purchases up to $163.1 million. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, the Company’s payables to Company A and Company B were approximately $77.6 million and $63.4 million, respectively.

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $489.3 million to commence on October 1, 2013 and end on March 31, 2015. On August 1, 2014, Company C signed an extension agreement with the Company and extended the financing terms to March 31, 2016. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, the Company’s payable to Company C was approximately $16.2 million

Other financing

On April 22, 2014, April 23, 2014, and April 30, 2015, Longmen Joint Venture signed two-to-three-year payment extension agreements with Company D, E, F, G and H listed below. In total, Longmen Joint Venture can obtain $412.8 million in financial support from payment extensions granted by the following five companies:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company	Financing Period	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$81.6
Company E – related party	April 23, 2014 – April 23, 2017	86.4
Company F – related party	April 22, 2014 – April 22, 2017	81.6
Company G – related party	April 30, 2015 – April 30, 2018	81.6
Company H – related party	April 30, 2015 – April 30, 2018	81.6
Total		$412.8

As of the date of this report, our payables to Company D, Company E, Company F, Company G, and Company H are approximately $8.3 million, $30.1 million, $42.7 million, $0, and $0.9 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of March 31, 2015, Longmen Joint Venture has collected a total amount of $21.9 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from March 31, 2015 onwards.

With the financial support from the banks and the companies above, management is of the opinion that the Company has sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of March 31, 2016. However, this opinion is based on the demand of the Company's products, economic conditions, the overcapacity issue in the steel industry and the Company's operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity, as summarized below. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended March 31, 2016
Current liabilities over current assets (excluding deferred lease income) as of March 31, 2015 (unaudited)	$(1,361.5)
Projected cash financing and outflows:
Cash provided by line of credit from banks	142.0
Cash provided by vendor financing	897.1
Cash provided by other financing	412.8
Cash provided by sales representatives	21.9
Cash projected to be used in operations in the twelve months ended March 31, 2016	(39.3)
Cash projected to be used for financing cost in the twelve months ended March 31, 2016	(46.2)
Net projected change in cash for the twelve months ended March 31, 2016	$26.8

(e)	Use of estimates

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

One of the Company’s most significant estimates is the determination of fair value of the profit sharing liability. Since the liability is calculated and largely based on management’s expectations of product demand, pricing, raw materials cost and projected manufacturing efficiencies, it is susceptible to material changes when actual results deviate from those expectations. While management believes its current assumptions are reasonable and achievable, there is no assurance that those future expectations will be met or that significant adjustments won’t be required in the future.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Through the quarterly ended March 31, 2015, the Company has incurred recurring losses from the Company’s operations from the last several years as the Company’s steel business has faced very tough market conditions and challenging profitability. Management has continued its effort to implementing cost savings on our manufacturing overhead costs and to reduce our unit production cost. The Company has forecasted its loss will be continued until year 2017 and expected to make a turning point and become profitable in year 2018 and beyond. The Company’s forecast is based on current market condition, if the future market condition is different from its forecast, the Company might continue to incur additional loss in 2018 and beyond and the Company’s assets pool of its long-lived assets may become impaired.

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of March 31, 2015 and December 31, 2014, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2015 and December 31, 2014 amounted to $259.6 million and $367.2 million, including $0.6 million and $1.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of March 31, 2015, $0.01 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Two of the Company’s customers individually accounted for 12.1% and 10.5% of total sales for the three months ended March 31, 2015, respectively. One customer individually accounted for 81.7% of total accounts receivable, including related parties as of March 31, 2015. None of the Company’s customers accounted for more than 10% of total sales for the three months ended March 31, 2014. Two customers individually accounted for 32.1% and 20.5% of total accounts receivable, including related parties as of December 31, 2014, respectively.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the three months ended March 31, 2015 and one of the Company’s suppliers individually accounted for 15.4% of the total purchases for the three months ended March 31, 2014. None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as March 31, 2015 and December 31, 2014.

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

Translation adjustments included in accumulated other comprehensive income amounted to $0.2 million and $0.6 million as of March 31, 2015 and December 31, 2014, respectively. The balance sheet amounts, with the exception of equity at March 31, 2015 and December 31, 2014 were translated at 6.13 RMB and 6.14 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2015 and 2014 were 6.15 RMB and 6.12 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(h)	Financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, short term investments, accounts receivable, other receivables, accounts payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization. For short term loans and notes payable, the Company concluded the carrying values are a reasonable estimate of fair values because of the short period of time between the origination and repayment and as their stated interest rates approximate current rates available. The carrying value of the long term loans-related party approximates its fair value as of the reporting date as their stated interest rates approximate current market rates available.

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

The Company determines the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which is currently 6.7%.

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

Each period, the Company considers whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. On November 22, 2014, the People’s Bank of China decreased standard bank borrowing rate across the board by 0.4%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.4% from 7.3% to 6.9%. On May 11, 2015, the People’s Bank of China decreased the standard bank borrowing rate again across the board by 0.25%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.25% from 6.9% to 6.7%.

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

The above assumptions were reviewed by the Company at March 31, 2015 and December 31, 2014 and the assumptions related to the projected growth in the steel market and costs were revised, resulting in a further reduction of the estimated profit sharing liability.

The major drivers of the change in our estimate were the continuing decrease in the selling price of our products as well as a continuing downtrend in the sluggish infrastructure investment and consumption growth for the next ten years or so. As such, as of December 31, 2014 financial statement issuance we had lowered our projected growth in the steel market for approximately ten years as compared to our previous estimates at December 31, 2013. The variables and the impact on our inputs to the 2014 valuation of profit sharing fair value, as compared to the 2013 valuation of the profit sharing fair value can be summarized as follows:

-	Volume Inputs: The most recent 5 year China GDP forecast and Shaanxi GDP forecast decreased on average by 0.4% and 1.4% of GDP, respectively, versus the forecast used in 2013.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

-	Steel Sales Price Inputs: The most recent China Steel Association price index, together with our actual result decreased, on average, by 5.6% versus the same forecast used in 2013.
-	Raw Material Cost Inputs: The most recent China Steel Association price index, together with the our actual result decreased, on average, by 4.7% versus the same forecast used in 2013

The above reduced our Gross Profit % over the next 5 years by, on average, 0.4% from the 2013 valuation. In addition, the above reduced our Gross Profit % over the remaining profit sharing period of 11.33 years by, on average, 1.75% from the 2013 valuation at December 31, 2014.

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

For the three months ended March 31, 2015, the Company recognized a $12.9 million reduction in the fair value of profit sharing liability resulting from the change in estimates of future operating profits based on the April 2015 actual operating results and consideration for Chinese steel market trends in April 2015 as well as the May 11, 2015 change to the Borrowing Rate by 0.25%. These further recent changes in market conditions resulted in a decrease in the expected liability of $16.6 million primarily from adjustments to the 2015 and 2016 expected cash flows as well as a $2.5 million loss from the reduction in the present value discount rate of 0.25% and a $1.2 million loss from the present value discount. The estimated fair value of the profit sharing liability at March 31, 2015 is $57.5 million.

The variables and the impact on our inputs to the first quarter of 2015 valuation of profit sharing fair value, as compared to the 2014 valuation of the profit sharing fair value can be summarized as follows:

-	Volume Inputs: the Company reduced our projected sales volume in 2015 by 3% versus the forecast used in 2014.
-	Steel Sales Price Inputs: the Company reduced our projected selling price in 2015 by 12% versus the forecast used in 2014 and reduced our projected selling price in 2016 by 7% versus the forecast used in 2014.

Changes in any of the assumptions used to estimate the fair value of the profit sharing liability will change the liability accordingly. If we were to reduce the projected bank borrowings rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of March 31, 2015 would have been $66.2 million and we would increase the loss from the change in the fair value of the profit sharing liability by $8.7 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of March 31, 2015 would have been $53.1 million and we would increase the gain from the change in the fair value of the profit sharing liability by $4.4 million.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

(in thousands)	Carrying Value as of March 31, 2015	Fair Value Measurements at March 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$57,538	$-	$-	$57,538
Total	$57,538	$-	$-	$57,538

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and for the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$70,422	$162,295
Change in fair value of profit sharing liability:
Change in preset value of estimate of future operating profits	(16,569)	(110,589)
Change in discount rate	2,454	8,106
Interest expense - present value discount amortization	1,220	11,544
Difference between the previously estimated operating results for the current period and actual results	-	(79)
Exchange rate effect	11	(855)
Ending balance	$57,538	$70,422

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

(i)	Notes receivable

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

Interest expenses for early submission request of payment amounted to $8.0 million and $14.1 million for the three months ended March 31, 2015 and 2014, respectively.

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

Due to the recurring losses in the Longmen Joint Venture’s operations, the Company has considered it is a triggering event that Longmen Joint Venture’s carrying amount may not be recoverable, to determine whether its carrying value has become impaired. The Company uses the undiscounted cash flow estimation approach for the purpose of performing a recoverability test which includes future cash inflows less associated cash outflows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. For purposes of assessment, the long lived assets were grouped at the lowest level for which there is identifiable cash flows. The major groupings analyzed include Longmen Joint Venture, Maoming Hengda and General Steel (China). Further, our estimate of future cash flows includes estimated future cash flows necessary to maintain our existing production potential over the entire period and within the various groups. The projections are based on a best estimate approach as opposed to a probability weighted approach based on the likelihood of possible outcomes. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows method. As of March 31, 2015, the Company expects its long-lived assets to be fully recoverable (see Note 2(f.)).

(k)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of March 31, 2015, the Company expects these assets to be fully recoverable.

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

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,870	2050 & 2053
Longmen Joint Venture	$24,187	2048 & 2052
Maoming Hengda	$2,706	2054

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

The table below summarizes Longmen Joint Venture’s investment holdings as of March 31, 2015 and December 31, 2014.

Unconsolidated entities	Year acquired	March 31, 2015 Net investment (In thousands)	Owned %	December 31, 2014 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,014	24.1	$1,153	24.1

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of March 31, 2015 and December 31, 2014.

Unconsolidated entities	Year acquired	March 31, 2015 Net investment (In thousands)	Owned %	December 31, 2014 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,691	32.0	$15,670	32.0

Total investment income (loss) in unconsolidated subsidiaries amounted to $(0.04) million and $0.01 million for the three months ended March 31, 2015 and 2014, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive loss.

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

The Company infrequently engages in trading transactions in which the Company acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, the Company does not have any general inventory risk, physical inventory loss risk or credit risk, and the Company does not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45. Sales in trading transactions, which were netted against corresponding cost of goods sold, amounted to $107.7 million and $38.2 million for the three months ended March 31, 2015 and 2014, respectively. The net amount in gross loss amounted to $64,994 and $288,513 during the respective periods.

(n)	Recently issued accounting pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, Amendments to the Consolidation Analysis. Under both current GAAP requirements and the amendments in this update, a decision maker is determined to be the primary beneficiary of a VIE if it satisfies both the power and the economics criteria. The primary beneficiary consolidates a VIE because it has a controlling financial interest. Under the requirements in current GAAP, if a fee arrangement paid to a decision maker, such as an asset management fee, is determined to be a variable interest in a VIE, the decision maker must include the fee arrangement in its primary beneficiary determination and could consolidate the VIE on the basis of power (decision-making authority) and economics (the fee arrangement). However, the amendments in this Update specify that some fees paid to a decision maker are excluded from the evaluation of the economics criterion if the fees are both customary and commensurate with the level of effort required for the services provided. Those amendments make it less likely for a decision maker to meet the economics criterion solely on the basis of a fee arrangement. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management is evaluating the impact that will arise from these Amendments.

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company will apply early adoption of this standard in the second quarter of 2015. The implementation of this standard will result in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Loans receivable

Loans receivable, including to related parties represent amounts the Company expects to collect from unrelated and related parties upon maturity.

The Company had the following loan receivable due within one year as of:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to unrelated party; due on demand; interest rate is 8.0%.	$42,569	$36,001

The Company has the following loans receivable – related parties due within one year as of:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to Tianjin Hengying Trading Co., Ltd.; due on demand; interest rate is 10.0%.	$622	$13,997
Loan to Tianjin Dazhan Industry Co., Ltd.; due on demand; interest rate is 10.0%.	-	14,617
Loan to Beijing Shenghua Xinyuan Metal Materials Co., Ltd.; due on demand; interest rate is 10.0%.	6,106	6,099
Total loans receivable – related parties	$6,728	$34,713

See Note 19 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Accounts receivable	$11,194	$9,804
Less: allowance for doubtful accounts	(508)	(483)
Accounts receivable – related parties	59,183	8,624
Less: allowance for doubtful accounts – related parties	(126)	(126)
Net accounts receivable	$69,743	$17,819

Movement of allowance for doubtful accounts is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$609	$1,053
Charge to expense	25	368
Less: recovery	-	(8)
Deconsolidation of Baotou Steel	-	(798)
Exchange rate effect	-	(6)
Ending balance	$634	$609

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Other receivables	$114,761	$73,944
Less: allowance for doubtful accounts	(11,470)	(10,198)
Other receivables – related parties	23,143	39,734
Less: allowance for doubtful accounts – related parties	(64)	(64)
Net other receivables	$126,370	$103,416

Movement of allowance for doubtful accounts, including related parties, is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$10,262	$2,606
Charge to expense	1,260	7,670
Less: recovery	(5)	(6)
Exchange rate effect	17	(8)
Ending balance	$11,534	$10,262

Note 6 – Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Supplies	$17,327	$18,838
Raw materials	100,509	143,563
Finished goods	43,086	12,301
Less: allowance for inventory valuation	(12,627)	(18,375)
Total inventories	$148,295	$156,327

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of March 31, 2015 and December 31, 2014, the Company had provided allowance for inventory valuation in the amounts of $12.6 million and $18.4 million, respectively.

Movement of allowance for inventory valuation is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$ 18, 375	$15,397
Addition	12,581	18,362
Less: write-off	(18,329)	(15,311)
Exchange rate effect	-	(73)
Ending balance	$12,627	$18,375

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Advances on inventory purchases	$51,944	$76,320
Less: allowance for doubtful accounts	(2,504)	(2,501)
Advances on inventory purchases – related parties	95,757	45,617
Net advances on inventory purchases	$145,197	$119,436

Movement of allowance for doubtful accounts, including related parties, is as follows:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$2,501	$105
Charge to expense	-	2,395
Exchange rate effect	3	1
Ending balance	$2,504	$2,501

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Buildings and improvements	$437,477	$279,776
Machinery	887,292	669,427
Machinery under capital lease	627,505	626,735
Transportation and other equipment	23,101	22,765
Construction in progress	9,835	342,660
Subtotal	1,985,210	1,941,363
Less: accumulated depreciation	(423,699)	(398,227)
Total	$1,561,511	$1,543,136

Construction in progress consisted of the following as of March 31, 2015:

Construction in progress	Value	Completion	Estimated additional cost to complete
description	(In thousands)	date	(In thousands)
Restructuring of ventilation system	2	December 2015	979
Energy management system	326	April 2015	1,925
Reconstruction of miscellaneous factory buildings	6,959	December 2015	7,023
Project materials	2,145		-
Others	403		-
Total	$9,835		$9,927

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of assets acquired under the capital lease consists of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$627,505	$626,735
Less: accumulated depreciation	(116,075)	(107,782)
Carrying value of leased assets	$511,430	$518,953

The Company assessed the recoverability of all of its remaining long lived assets at March 31, 2015 and December 31, 2014, respectively, and such assessment did not result in any impairment charges.

Depreciation expense for the three months ended March 31, 2015 and 2014 amounted to $24.9 million and $24.1 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended March 31, 2015 and 2014, which amounted to $8.1 million and $7.9 million, respectively (See Notes 2(j.) and 2(f.)).

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Land use rights	$30,763	$30,726
Mining right	2,450	2,447
Software	1,059	1,058
Subtotal	34,272	34,231
Less:
Accumulated amortization – land use rights	(9,308)	(9,127)
Accumulated amortization – mining right	(1,339)	(1,431)
Accumulated amortization – software	(740)	(713)
Subtotal	(11,387)	(11,271)
Intangible assets, net	$22,885	$22,960

The gross amount of the intangible assets amounted to $34.3 million and $34.2 million as of March 31, 2015 and December 31, 2014, respectively. The remaining weighted average amortization period is 32.5 years as of March 31, 2015.

Total amortization expense for the three months ended March 31, 2015 and 2014 amounted to $0.2 million and $0.2 million, respectively.

Total depletion expense for the three months ended March 31, 2015 and 2014 amounted to $0.04 million and $0.01 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
March 31, 2016	$946	21,939
March 31, 2017	946	20,993
March 31, 2018	946	20,047
March 31, 2019	946	19,101
March 31, 2020	946	18,155
Thereafter	18,155	-
Total	$22,885

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $222.2 million and $339.4 million as of March 31, 2015 and December 31, 2014, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $1.6 million and $0 as of March 31, 2015 and December 31, 2014, respectively.

The Company had the following short-term notes payable as of:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due June 2015. Restricted cash required of $8.2 million and $14.7 million as of March 31, 2015 and December 31, 2014, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$16,310	$22,806
Longmen Joint Venture: Notes payable to various banks in China, due various dates from May to October 2015. $214.0 million restricted cash and $1.6 million notes receivable are secured for notes payable as of March 31, 2015, and comparatively $324.7 million restricted cash and $0 notes receivable are secured for notes payable as of December 31, 2014, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	432,052	638,829
Total short-term notes payable	$448,362	$661,635

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from June 2015 to January 2016. Weighted average interest rate was 7.3% per annum and 7.2% per annum as of March 31, 2015 and December 31, 2014, respectively; some are guaranteed by third parties. These loans were either repaid or renewed subsequently on the due dates.	$40,612	$40,562
Longmen Joint Venture: Loans from various banks in China, due various dates from May to November 2015. Weighted average interest rate was 7.8% per annum and 7.1% per annum as of March 31, 2015 and December 31, 2014, respectively; some are guaranteed by third parties, $27.3 million restricted cash and $66.2 notes receivable and comparatively $16.3 million restricted cash and $111.8 notes receivable were secured for the loans as of March 31, 2015 and December 31, 2014, respectively; These loans were either repaid or renewed subsequently on the due dates.	191,536	216,940
Total short-term loans - bank	$232,148	$257,502

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2015 and December 31, 2014, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. Two of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 70%. At March 31, 2015, General Steel (China)’s debt to asset ratio was 94.0%. At December 31, 2014, General Steel (China)’s debt to asset ratio was 90.8%.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of March 31, 2015 and December 31, 2014 was $4.7 million and $4.7 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from May to September 2015, and weighted average interest rate was 10.2% per annum and 5.7% per annum as of March 31, 2015 and December 31, 2014, respectively. These loans were either repaid or renewed subsequently on the due dates.	$37,337	$16,999
Longmen Joint Venture: Loans from financing sales.	8,458	37,525
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,200	6,193
Total short-term loans – others	$51,995	$60,717

The Company had various loans from unrelated companies amounting to $52.0 million and $60.7 million as of March 31, 2015 and December 31, 2014, respectively. Of the $52.0 million, $6.2 million loans carry no interest, $8.5 million of financing sales are subject to interest rates ranging between 4.6% and 12.0%, and the remaining $37.3 million are subject to interest rates ranging from 5.0% to 24.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the three months ended March 31, 2015 and 2014 amounted to $118.4 million and $230.5 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2015 and 2014 amounted to $0.7 million and $0.9 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short term loans due to related parties

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	$670	$670
General Steel China: Loans from Tianjin Dazhan Industry Co., Ltd, due on demand, and interest rates is 10% per annum.	7,174	-
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	128	128
Longmen Joint Venture: Loan from Shaanxi Steel Group due on December 2015, and interest rate is 6.9% and 8.0% per annum. The Company repaid $9,489 subsequent to March 31, 2015.	91,173	-
Longmen Joint Venture: Loan from Shaanxi Steel Group Hanzhong Steel Co., Ltd. due on April 2015, and interest rate is 8.0% per annum. Full balance becomes due on demand in April 2015.	8,155	-
Longmen Joint Venture: Loan from Long Steel Group due on April 2015, and interest rate is 12.0% per annum. The Company repaid $4,924 subsequent to March 31, 2015. Remaining balance becomes due on demand.	8,155	-
Longmen Joint Venture: Loan from Tianjin General Qiugang Pipe Co., Ltd due on September 2015, and interest rate is 5.4% per annum.	3,262	-
Longmen Joint Venture: Loans from financing sales.	98,680	45,582
Total short-term loans - related parties	$217,397	$46,380

Long-term loans due to related party

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through March 2018 and interest rate are 5.6% - 8.0% per annum.	$352,850	$339,549

As of March 31, 2015 and December 31, 2014, total assets used by the Company as collateral for the aforementioned debts were $110.1 million and $96.9 million, respectively.

Total interest expense, net of capitalized interest, amounted to $7.4 million and $9.5 million for the three months ended March 31, 2015 and 2014, respectively.

Capitalized interest amounted to $0 and $0.6 million for the three months ended March 31, 2015 and 2014, respectively.

Note 11 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of March 31, 2015 and December 31 2014, customer deposits amounted to $287.3 million and $225.6 million, respectively, including deposits received from related parties, which amounted to $148.2 million and $132.6 million, respectively.

Note 12 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $21.9 million and $20.4 million in deposits due to sales representatives, including deposits due to related parties, as of March 31, 2015 and December 31, 2014, respectively.

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $2.6 million and $5.7 million for the three months ended March 31, 2015 and 2014, respectively.

The Company paid income tax amounted to $0.1 million and $0.01 million for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company converted $0.03 million and $0.05 million of equipment into inventory productions, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2015 and 2014, the Company used $0.9 million $1.0 million inventory, respectively, in plant and equipment constructions.

During the three months ended March 31, 2015 and 2014, the Company incurred $2.8 million and $23.4 million accounts payable, respectively, to be paid for the purchase of equipment and construction in progress.

The Company had $23.8 million notes receivable from financing sales loans to be converted to cash as of March 31, 2015.

The Company reclassified $5.9 million purchase deposits - related parties that carried interest to loan receivable - related parties as of March 31, 2015.

The Company had $47.7 million notes receivable from financing sales loans to be converted to cash as of March 31, 2014.

During the three months ended March 31, 2014, the Company had receivables of $0.01 million as a result of the disposal of equipment that has not been collected.

During the three months ended March 31, 2014, one of the Company’s unconsolidated entities declared dividend and the Company was entitled for the dividend amounted to $0.2 million, which was not yet collected.

Note 14 - Deferred lease income

To compensate the Company for costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.9 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.6 million (RMB 89.5 million) and $14.6 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended March 31, 2015 and 2014, the Company recognized $0.5 million and $0.5 million, respectively. As of March 31, 2015 and December 31, 2014, the balance of deferred lease income amounted to $74.4 million and $74.9 million, respectively, of which $2.2 million and $2.2 million represents balance to be amortized within one year. See Note 19 – Related party transactions and balances (k) – Deferred lease income for details.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to make additional lease payments based on the additional energy cost saved during the lease period and will recognize the additional lease payments as contingent rent expense. As of March 31, 2015, $23.9 million (RMB $146.5 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years as of March 31, 2015:

Year ending March 31,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2016	$10,665
2017	175,427
2018	33,657
2019	30,685
2020	29,621
Thereafter	317,780
Total minimum lease payments	597,835
Less: amounts representing interest	(191,741)
Ending balance	$406,094

Interest expense for the three months ended March 31, 2015 and 2014 on the capital lease obligations was $5.2 million and $5.4 million, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended March 31, 2015 and 2014, the Company recognized lease income of $0.5 million and $0.5 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended March 31, 2015 and 2014 are as follows:

(In thousands)	The three months ended March 31, 2015	The three months ended March 31, 2014
Current	$30	$5
Deferred	-	-
Total provision for income taxes	$30	$5

Under the Income Tax Laws of the PRC, General Steel (China) and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $665.9 million will begin to expire in 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of March 31, 2015 and December 31, 2014 was $123.7 million and $114.8 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$114,820	$97,569
Current period addition	10,040	18,951
Current period reversal	(1,317)	(614)
Deconsolidation of Baotou Steel	-	(625)
Exchange difference	173	(461)
Ending balance	$123,716	$114,820

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2015. The net operating loss carry forwards for United States income taxes amounted to $3.2 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2034. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2015 was $1.1 million. The net change in the valuation allowance for the three months ended March 31, 2015 was $0. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of March 31, 2015. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of March 31, 2015 and December 31, 2014, the Company had $2.0 million and $3.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $139.1 million and $132.2 million, respectively, for the three months ended March 31, 2015 and $152.9 million and $151.9 million, respectively, for the three months ended March 31, 2014.

Taxes payable consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
VAT taxes payable	$6,847	$3,147
Income taxes payable	209	243
Misc. taxes	2,337	1,811
Totals	$9,393	$5,201

Note 19 – Related party transactions and balances

Related party transactions

a.	Capital lease

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$603,618	$602,878
Less: accumulated depreciation	(112,298)	(105,001)
Carrying value of leased assets	$491,320	$497,877

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b. The following chart summarized sales to related parties for the three months ended March 31, 2015 and 2014.

Name of related parties	Relationship	Three months ended March 31, 2015	Three months ended March 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$11,270	$44,800
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	9,578	15
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	15,998	20,736
Shaanxi Steel	Majority shareholder of Long Steel Group	481	471
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	20,068	4,969
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	6,618
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	4,597
Total		$57,395	$82,206

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $91.0 million and $33.3 million for the three months ended March 31, 2015 and 2014, respectively. See Note 2(m) Revenue Recognition for details.

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

c. The following charts summarize purchases from related parties for the three months ended March 31, 2015 and 2014.

Name of related parties	Relationship	Three months ended March 31, 2015	Three months ended March 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$5,993	$151,772
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	48,147	44,088
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	1,072	904
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	1,505	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	5,960	6,660
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	36,174	23,339
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding**	3,287	4,275
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	27,919
Others	Entities either owned or have significant influence by our affiliates or management	331	47
Total		$102,469	$259,004

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$622	$13,997
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	-	14,617
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	6,106	6,099
Total		$6,728	$34,713

*The Company reclassified advances for inventory purchase - related parties related to trading transactions, as noted in note 2(g), to loans receivable - related parties due to their interest-bearing nature.

The Company issued loans to these related parties for cash flow purposes to earn interest income, which have a higher interest rate than the bank financing interest rates.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$151	$148
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	56,982	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	5,715
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Shaanxi Steel	Majority shareholder of Long Steel Group	2,031	2,101
Others		-	641
Total		$59,183	$8,624

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,219	$165
Shaanxi Steel	Majority shareholder of Long Steel Group	1,141	35,669
Tianjin General Quigang Pipe Co., Ltd*	Partially owned by CEO through indirect shareholding	17,939	1,237
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	927	721
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	466	313
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	1,101	1,101
Others	Entities either owned or have significant influence by our affiliates or management	350	528
Total		$23,143	$39,734

* Full balance has been repaid subsequently to March 31, 2015 by this entity.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$7,269	$7,139
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	27,549
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,873	3,807
Tianjin General Qiugang Pipe Co., Ltd*	Partially owned by CEO through indirect shareholding	84,547	7,091
Others	Entities either owned or have significant influence by our affiliates or management	68	31
Total		$95,757	$45,617

*During the three months ended March 31, 2015, the Company entered into a purchase agreement with this entity to purchase steel related products to resell to Tianwu General Steel Material Trading Co., Ltd. (see Note 19 (h) Customer deposit – related parties). The term of the agreement is expected to be fulfilled within three months after deposits were made. The purchase advances are refundable. For the three months ended March 31, 2015, the Company made $61.9 million of purchase advances of which $3.3 million were utilized. The entity also acts as a customer in the Company’s trading transactions. During the three months ended March 31, 2015, the Company sold approximately $16.0 million to this entity. For the three months ended March 31, 2014, the Company made $29.5 million of purchase advances of which $4.3 million was utilized. The entity also acts as a customer in the Company’s trading transactions. During the three months ended March 31, 2014, the Company sold $1.4 million to this entity.

e.	Accounts payable - related parties:

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$77,617	$64,276
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	94,006	79,886
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	14,828	23,726
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	870	869
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	10,829	11,035
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,002	746
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	28	36
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	2,462
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	7,986	22,916
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,274	1,773
Shaanxi Steel	Majority shareholder of Long Steel Group	683	-
Shaanxi Shenganda Trading Co, Ltd.	Significant influence by Long Steel Group	14,834	-
Others	Entities either owned or have significant influence by our affiliates or management	7	57
Total		$226,964	$207,783

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

f.	Short-term loans - related parties:

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel Group Hanzhong Steel Co., Ltd.	Subsidiary of Shaanxi Steel	$8,155	$-
Shaanxi Steel	Majority shareholder of Long Steel Group	91,173	-
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	68,754	34,460
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	30,533	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	7,610	3,039
Tianjin General Quigang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	3,262
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	7,240	8,211
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	670	670
Total		$217,397	$46,380

See Note 9 – Debt for the loan details.

g.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$378	$378
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	28,277	33,968
Shaanxi Steel	Majority shareholder of Long Steel Group	27,745	44,146
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,180	1,196
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	416	399
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,750	3,883
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	157	2,775
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	13,350	-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	20,500	-
Others	Entities either owned or have significant influence by our affiliates or management	524	507
Total		$96,277	$87,252

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

h.	Customer deposits – related parties:

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	7,414	4,467
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	5,391	6,844
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	28,863	23,517
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	16	57
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	1,960	-
Tianwu General Steel Material Trading Co., Ltd.*	Investee of General Steel (China)	104,522	97,721
Total		$148,176	$132,616

*This entity is one of the Company’s trading partners and sells or purchases the steel related products to or from the Company.  During three months ended March 31, 2015 and 2014, the Company received   $6.7 million and $71.8 million of deposits from this entity, of which, no trading sales transactions were utilized. During the year ended December, 31 2014 and the first quarter of 2015, the Company received a total deposits of RMB 600 million (approximately $104.0 million) from this entity. The deposits are refundable.

i.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$652	$652
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,076	1,075
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	196	196
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	587	586
Shaanxi Junlong Rolling Co., Ltd.	Investee of Long Steel Group	42	-
Total		$2,553	$2,509

j.	Long-term loans – related party:

Name of related party	Relationship	March 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$352,850	$339,549
Total		$352,850	$339,549

The Company also provided guarantee on related parties’ bank loans amounting to $49.0 million and $82.3 million as of March 31, 2015 and as of December 31, 2014, respectively.

k.	Deferred lease income

	March 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$74,889	$77,444
Less: Lease income realized	(544)	(2,176)
Exchange rate effect	92	(379)
Ending balance	74,437	74,889
Current portion	(2,179)	(2,176)
Noncurrent portion	$72,258	$72,713

For the three months ended March 31, 2015 and 2014, the Company realized lease income from Shaanxi Steel, a related party, amounted to $0.5 million and $0.5 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 20 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended March 31, 2015 and 2014 amounted to $2.8 million and $2.8 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the three months ended March 31, 2015 and 2014, the Company did not make any contributions to these reserves.

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the three months ended March 31, 2015 and 2014, the Company made contributions of $0.2 million and $0.3 million to these reserves, respectively and used $0.04 million and $0.1 million of safety and maintenance expense, respectively.

Note 22 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of March 31, 2015 is as follows:

Year ending March 31,	Minimum lease payment
(in thousands)
2016	$2,126
2017	1,946
2018	1,885
2019	1,206
2020	1,206
Years after	40,152
Total minimum payments required	$48,521

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total rental expense was $0.1 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

Contractual Commitments

Longmen Joint Venture has $9.9 million contractual obligations related to construction projects as of March 31, 2015 estimated to be fulfilled between April and December 2015.

Contingencies

As of March 31, 2015, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $55.4 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$52,274	Various from April 2015 to August 2017
Financing by the rights of goods delivery in future	3,099	June 2015
Total	$55,373

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$19,654	Various from April to September 2015
Shaanxi Haiyan Coke Group Co., Ltd.	13,048	September 2015
Long Steel Group Fuping Rolling Steel Co., Ltd	3,099	June 2015
Xi’an Laisheng Logistics Co., Ltd	3,262	May 2015
Gansu Yulong Trading Co., Ltd	16,310	August 2017
Total	$55,373

As of March 31, 2015, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

Note 23 – Segments

The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Group’s four regional divisions in the PRC: Longmen Joint Venture in Shaanxi province, Maoming Hengda in Guangdong province, Baotou Steel Pipe Joint Venture in Inner Mongolia province and General Steel (China) & General Shengyuan in Tianjin City.

The Group operates in two business segments, one consisting of General Shengyuan and one consisting of three different divisions including Longmen Joint Venture, Maoming Hengda and General Steel (China). These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income from operations is generally the same as those applied at the consolidated financial statement level.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents results of division operations for three months ended March 31, 2015 and 2014:

(In thousands)
Sales:	2015	2014
Longmen Joint Venture	$328,158	$594,014
Maoming Hengda	6	36
Baotou Steel Pipe Joint Venture	-	162
General Shengyuan	-	-
General Steel (China)	-	53
Total sales	328,164	594,265
Interdivision sales	-	(54)
Consolidated sales	$328,164	$594,211

Gross profit (loss):	2015	2014
Longmen Joint Venture	$(32,147)	$(22,219)
Maoming Hengda	-	24
Baotou Steel	-	(23)
General Shengyuan	-	-
General Steel (China)	-	(343)
Total gross loss	(32,147)	(22,561)
Interdivision gross profit	-	-
Consolidated gross loss	$(32,147)	$(22,561)

Income (loss) from operations:	2015	2014
Longmen Joint Venture	$(53,498)	$(39,294)
Maoming Hengda	(561)	(522)
Baotou Steel	-	(44)
General Shengyuan	-	-
General Steel (China)	(734)	(2,566)
Total loss from operations	(54,793)	(42,426)
Reconciling item (1)	(919)	(1,237)
Consolidated loss from operations	$(55,712)	$(43,663)

Net income (loss) attributable to General Steel Holdings, Inc.:	2015	2014
Longmen Joint Venture	$(42,405)	$(38,034)
Maoming Hengda	(666)	(537)
Baotou Steel	-	(35)
General Shengyuan	-	-
General Steel (China)	(1,163)	(3,843)
Total net loss attributable to General Steel Holdings, Inc.	(44,234)	(42,449)
Reconciling item (1)	(919)	(1,115)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(45,153)	$(43,564)

Depreciation, amortization and depletion:	2015	2014
Longmen Joint Venture	$24,186	$23,530
Maoming Hengda	310	304
Baotou Steel	-	62
General Shengyuan	-	-
General Steel (China)	668	450
Consolidated depreciation, amortization and depletion	$25,164	$24,346

Finance/interest expenses:	2015	2014
Longmen Joint Venture	$19,148	$26,990
Maoming Hengda	-	-
Baotou Steel	-	1
General Shengyuan	-	-
General Steel (China)	1,421	1,609
Reconciling item (1)	1	95
Consolidated interest expenses	$20,570	$28,695

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital expenditures:	2015	2014
Longmen Joint Venture	$30,625	$56,747
Maoming Hengda	296	32
Baotou Steel	-	-
General Shengyuan	-	-
General Steel (China)	668	82
Reconciling item (1)	-	-
Consolidated capital expenditures	$31,589	$56,861

Total Assets as of:	March 31, 2015	December 31, 2014
Longmen Joint Venture	$2,310,161	$2,408,218
Maoming Hengda	22,555	25,933
General Shengyuan	1,142	-
General Steel (China)	249,013	158,606
Interdivision assets	(79,743)	(30,486)
Reconciling item (2)	3,281	2,953
Total Assets	$2,506,409	$2,565,224

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three months ended March 31, 2015 and 2014, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of March 31, 2015 and December 31, 2014, which are non-operating entities.

Note 24 – Subsequent event

On April 14, 2015, the Company granted 500,000 shares of common stock for investor relations consulting services under a service agreements dated April 14, 2015. The shares were valued at $0.98 per share, the quoted market price at the time the services were provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 10, 2015.

Recent Developments and First Quarter Highlights

The first quarter of 2015 was highlighted with the following:

•	Sales in the first quarter of 2015 decreased by 44.8% to $328.2 million, from $594.2 million in the first quarter of 2014, due to significant decrease in sales volume to avoid selling our rebar products at prices significantly below cost as rebar selling prices declined. For the first quarter of 2015, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.0 million metric tons, a decrease of 27.5%, compared to 1.3 million metric tons in the first quarter of 2014, with an average selling price of $343.8 per ton, as compared to $450.9 per ton in the first quarter of 2014. As a result, our finished goods inventory also increased from $12.3 million at December 31, 2014 to $43.1 million as we intended to sell the rebar when we expected the selling price will be recovered at higher selling prices in the second and third quarter of 2015.

•	Gross loss in the first quarter of 2015 was $(32.1) million, or (9.8)% of total revenue, as compared to $(22.6) million, or (3.8)% of total revenue in the first quarter of 2014.

•	Total finance expense in the first quarter of 2015 was $20.6 million, as compared to $28.7 million for the same period in 2014. Finance expenses mainly consisted of interest expense on capital lease, which was $5.2 million and $5.1 million in the first quarter of 2015 and 2014, respectively, and interest expense on bank borrowings and discounted notes receivable, which was $15.4 million and $23.6 million in the first quarter of 2015 and 2014, respectively.

•

Loss per share was $(0.73) and $(0.78) in the first quarter of 2015 and 2014, respectively. The decrease in the loss in the first quarter was mainly due to the decrease in the average selling price of rebar decreasing more than the average cost, leading to an increase in gross loss and our increased net loss was split into more weighted outstanding shares during the first quarter of 2015 as compared to the first quarter of 2014.

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and operate a portfolio of Chinese steel companies. We serve various industries and produce a variety of steel products including, but not limited to: reinforced bars (“rebar”), hot-rolled sheets and high-speed wire. Our current aggregate annual production capacity of crude steel products under management, consisting mainly of steel rebar, is 7 million metric tons. Our products have a variety of demand drivers, such as infrastructure construction and rural income. Domestic economic conditions are also an overall demand driver for all our products.

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

Steel Related Subsidiaries and IoT Technology Company

We presently have controlling interests in three steel-related subsidiaries and one IoT Technology company:

·	General Steel (China) Co., Ltd. (“General Steel (China)”);
·	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);
·	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”); and
·	Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”).

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. (the “Lessee”), an unrelated third party, whereby General Steel (China) leased parts of its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. Management evaluates the fair value of its long-term assets on an annual basis, or upon a triggering event which would require an assessment sooner, and is of the opinion that the fair value of the property, plant and equipment as supported by the operating lease approximates its current carrying value.

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

Currently, Longmen Joint Venture has five branch offices, four consolidated subsidiaries/VIE and one entities in which it has a noncontrolling interest. It employs approximately 8,400 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 177 vehicles and provides transportation services exclusively to Longmen Joint Venture.

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

The Expert Team includes several forerunners in the data integration and logistics industries, led by Mr. Michael Au, a veteran with over 17 years experience and more than a dozen patents in RFID technology. In 1997, Mr. Au developed and patented the first non-contact RFID device for moving vehicles that is still being used today for highway toll collections in the Guangdong Province. In 2005, Mr. Au co-founded Xindeco IoT (formerly Xinda Huicong Technology Company), the first China-based company specializing in the development and production of UHF RFID tags. Supporting Mr. Au and acting as the Expert Team’s chief technical adviser will be Dr. Changyu Wu, a member of the US Institute of Electrical and Electronics Engineers with over 20 years of experience in the development of data-integration devices. Michael Au was appointed as CEO of General Shengyuan IoT.

The joint venture brings together the strength and expertise of each partner in developing and commercializing RFID technologies and a cloud-based, Internet-of-Things platform. We own 70% of General Shengyuan IoT by contributing $1.6 million (RMB 10.0 million), while the Expert Team contributes intellectual property, including proprietary RFID technologies, licensed patents and domain expertise. The venture’s proprietary RFID tags and related applications can effectively track supplies, inventories, and goods throughout the manufacturing process, as well as, finished goods and merchandises in transit. Meanwhile, the venture’s cloud-based Internet-of-Things platform for bulk commodity logistics provides real-time data on supplies, inventory, and goods, thereby greatly enhancing its customers’ administration and planning processes, as well as, asset tracking and supply chain management. General Shengyuan IoT is still in the development stage and no revenues and significant operating expenses during the period.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three months ended March 31, 2015, approximately 39.2% of our sales were to five customers. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 71% of production costs are associated with raw materials, with iron ore being the largest component.

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

Results of Operations for the Three Months Ended March 31, 2015

Sales

Three months ended March 31, 2015 compared with three months ended March 31, 2014

The following table sets forth sales and volume in metric tons.

	Three months ended
	March 31, 2015			March 31, 2014			Change	Change
in thousands, except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	954,566	$328,158	100.0%	1,317,540	$594,014	100.0%	(27.5)%	(44.8)%
Others	29	6	0.0%	723	197	0.0%	(96.0)%	(97.0)%
Total Sales	954,595	$328,164	100.0%	1,318,263	$594,211	100.0%	(27.6)%	(44.8)%

Total sales for the three months ended March 31, 2015 decreased by 44.8% to $328.2 million from $594.2 million for the same period in 2014. The decrease in sales compared to the same period in 2014 was predominantly due to the decreased average selling price. Longmen Joint Venture comprised approximately 100.0% and 100.0% of total sales for the first quarter of 2015 and 2014, respectively. Sales volume of rebar decreased by 27.6% to 1.0 million metric tons as compared to 1.3 million metric tons in the same period in 2014.  The average selling price of rebar decreased by 23.7% to approximately $343.8 per ton in the first quarter of 2015 compared to approximately $450.9 per ton in the same period of 2014.

As a result of the China and global steel industry over-capacity, Chinese economic control polices and weakened global economy, commodity prices dropped, and the price of steel had been on a declining trend from the third quarter of 2012 to 2015. The over-capacity issue impacted our results since the third quarter of 2012 and continued to do so in 2014 and 2015. At the same time, we strategically decreased our sales volume in the first quarter of 2015 to avoid selling our rebar products at prices significantly below cost as rebar selling prices declined. As a result, our finished goods inventory also increased from $12.3 million at December 31, 2014 to $43.1 million as we intended to sell the rebar when we expected the selling price will be recovered at higher selling prices in the second and third quarter of 2015 as the two quarters normally were our best quarters in term of financial performance.

Our five major customers were distributors and collectively represented approximately 39.2% of our total sales for the three months ended March 31, 2015 as compared to 20.4% of our total sales for the three months ended March 31, 2014. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended March 31, 2015 compared with three months ended March 31, 2014

	Three months ended
	March 31, 2015			March 31, 2014			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	954,566	$360,305	100.0%	1,317,540	$616,234	99.9%	(27.5)%	(41.5)%
Others	29	6	0.0%	723	538	0.1%	(96.0)%	(98.9)%
Total Cost of Goods Sold	954,595	$360,311	100.0%	1,318,263	$616,772	100.0%	(27.6)%	(41.6)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 66.6% of our total cost of sales. The cost of goods sold decreased by 41.6% to $360.3 million in the first quarter of 2015 from $616.8 million in the same period of 2014. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 39.2% and 19.0%, respectively, for the three months ended March 31, 2015 as compared to the same period in 2014. As such, the average costs of rebar manufactured decreased 19.3% to approximately $377.5 per ton in the first quarter of 2015 from approximately $467.7 per ton in the same period of 2014.

Gross Loss

Three months ended March 31, 2015 compared with three months ended March 31, 2014

	Three months ended
	March 31, 2015			March 31, 2014			Change
in thousands, except metric tons	Volume	Gross Loss	Margin %	Volume	Gross Loss	Margin %	Gross Loss

Longmen Joint Venture	954,566	$(32,147)	(9.8)%	1,317,540	$(22,220)	(3.7)%	44.7%
Others	29	-	0.0%	723	(341)	(173.1)%	(100.0)%
Total Gross Loss	954,595	$(32,147)	(9.8)%	1,318,263	$(22,561)	(3.8)%	42.5%

Gross loss for the first quarter of 2015 was $(32.1) million, or (9.8)% of total sales, as compared to $(22.6) million, or (3.8)% of total sales for the same period in 2014. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 23.7% being higher than the percentage decrease of costs of rebar manufactured of 19.3% for the first quarter of 2015 as compared to the same period of 2014.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended March 31, 2015 compared with three months ended March 31, 2014

(in thousands)	Three months ended
	March 31, 2015	March 31, 2014	Change %

Selling, general and administrative expenses	$(17,355)	$(21,053)	(17.6)%
Unallocated overheads expenses	$(19,134)	-	100.0%
SG&A expenses and Unallocated overheads expenses as a percentage of total revenue	(11.1)%	(3.5)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses decreased by 17.6% to $17.4 million for the three months ended March 31, 2015, compared to $21.1 million for the same period in 2014.

Selling expenses decreased by 23.5% to $6.4 million for three months ended March 31, 2015 as compared to $8.3 million in the same period of 2014. The decrease was mainly due to the $1.9 million or 27.2% decrease in freight expenses along with the 27.6% decrease in the sales volume of our rebar products.

General and administrative (“G&A”) expenses were approximately $11.0 million and $12.7 million for three months ended March 31, 2015 and 2014, respectively. The decrease was mainly due to Longmen Joint Venture decreased employee base salaries and employee benefit expense starting in the third quarter of 2014 and the decrease in utilities expenses, consulting expenses, and legal expenses.

In March of 2015, we had abnormally low production in the first quarter of 2015 due to our annual plant and machinery maintenance in an effort to prevent substantial loss from the significant decrease in rebar selling prices during the quarter. As a result, we reallocated fixed overheads expenses from cost of goods sold to G&A expense in accordance with ASC 330-10-30-6 as the amount of fixed overhead allocated to each unit of production shall not be increased as a consequent of abnormally low production or idle plant due to our annual plant and machinery maintenance.

Change in Fair Value of Profit Sharing Liability

Three months ended March 31, 2015 compared with three months ended March 31, 2014

(in thousands)	Three months ended
	March 31, 2015	March 31, 2014	Change %

Change in fair value of profit sharing liability	$12,924	$(49)	(26,475.5)%

For the three months ended March 31, 2014, we recognized a loss on change in fair value of profit sharing liability of $0.05 million in our loss from operations primarily due to the amortization of the present value discount. The fair value of the profit sharing liability at March 31, 2014 was not materially different from the previous reporting period.

For the three months ended March 31, 2015, we recognized a gain on change in fair value of profit sharing liability of $12.9 million in our loss from operations. The $12.9 million gain comprised of $16.6 million gain associated with the change in present value of estimate of future operating profits as a result of the re-evaluation of our projected operating profit (loss) based on our April actual operating result and the latest Chinese steel industry information in April 2015 which we had lowered our 2015 and 2016 unit selling price and our 2015 sales volume projection as compared to our evaluation at December 31, 2014, which we were expected a higher selling during the second quarter of 2015 as compared to the actual result in April 2015 and through the date of this report, $1.2 million loss from present value discount amortization for the three months ended March 31, 2015, and $2.5 million loss as we lowered 0.25% in the discount rate as the Chinese central bank has lower the borrowing rate of 0.25% on May 11, 2015.

Through the quarterly ended March 31, 2015, we have incurred recurring losses from our operations from the last several years as our steel business has faced very tough market conditions and challenging profitability. Management has continued our effort to implementing cost savings on our manufacturing overhead costs and to reduce our unit production cost. We have forecasted our loss will be continued until year 2017 and expected to make a turning point and become profitable in year 2018 and beyond. Our forecast is based on current market condition, if the future market condition is different from our forecast, we might continue to incur additional loss in 2018 and beyond and our assets pool of our long-lived assets may become impaired.

Loss from Operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014

(in thousands)	Three months ended
	March 31, 2015	March 31, 2014	Change %

Loss from operations	$(55,712)	$(43,663)	27.6%

Loss from operations for the three months ended March 31, 2015 was $(55.7) million as compared to $(43.7) million for the same period in 2014. The increase in loss from operations was predominantly due to the increase in gross loss and unallocated overhead expenses.

Other Income (Expense)

Three months ended March 31, 2015 compared with three months ended March 31, 2014

(in thousands)	Three months ended
	March 31, 2015	March 31, 2014	Change %

Interest income	$2,331	$3,192	(27.0)%
Finance/interest expense	(15,377)	(23,609)	(34.9)%
Financing cost on capital lease	(5,193)	(5,086)	2.1%
Gain on disposal of equipment	16	46	(65.2)%
(Loss) income from equity investment	(37)	13	(384.6)%
Foreign currency transaction loss	(873)	(854)	2.2%
Lease income	543	546	(0.5)%
Other non-operating income (expense), net	223	(176)	(226.7)%
Total other expense, net	$(18,367)	$(25,928)	(29.2)%

Total other expense, net, for the three months ended March 31, 2015 was $18.4 million, a 29.2% decrease compared to $25.9 million for the same period in 2014. The decrease was mainly a result of the $8.2 million decrease in finance/interest expenses, which was offset by the $0.9 million decrease in interest income along with the decrease in notes receivable. The decrease in finance/interest expenses was mainly a result of the decrease in the amount of bank notes receivable redeemed early and the amount borrowed from banks in the first quarter of 2015 as compared to the same period in 2014. As a result, notes receivable early redemption expenses for the three months ended March 31, 2015 amounted to $8.0 million, a $6.1 million or 43.3% decrease from $14.1 million for the same period in 2014, and interest expense on loan borrowings for the three months ended March 31, 2015 amounted to $7.4 million, a $2.1 million or 22.3% decrease from $9.5 million for the same period in 2014.

Income Taxes

For the three months ended March 31, 2015 and 2014, we had a total tax provision from our profitable subsidiaries of $30 thousand and $5 thousand, respectively. For the three months ended March 31, 2015, we evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax benefit was recorded for the three months ended March 31, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

For the three months ended March 31, 2015 and 2014, we had effective tax rates of 0.0% and 0.0%, respectively.

Net Loss

Three months ended March 31, 2015 compared with three months ended March 31, 2014

(in thousands)	Three months ended
	March 31, 2015	March 31, 2014	Change %

Net loss	$(74,109)	$(69,596)	6.5%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

(in thousands)	Three months ended
	March 31, 2015	March 31, 2014	Change %

Net loss	$(74,109)	$(69,596)	6.5%
Less: Net loss attributable to the noncontrolling interest	(28,956)	(26,032)	11.2%
Net loss attributable to General Steel Holdings, Inc.	$(45,153)	$(43,564)	3.6%

Net loss attributable to us for the three months ended March 31, 2015 was $(45.2) million as compared to $(43.6) million for the same period in 2014. The increase in net loss attributable to us for the three months ended March 31, 2015 was mainly a result of the $9.6 million increase in gross loss and $19.1 million increase in unallocated overheads expenses being offset by the $12.9 million increase in gain from change in fair value of profit sharing liability, the $3.7 million decrease in SG&A expenses and the $8.2 million decrease in finance/interest expenses.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of March 31, 2015, our current liabilities exceeded the current assets by approximately $1,363.7 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

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

As of March 31, 2015, we had cash and restricted cash aggregating $259.6 million, of which $249.8 million was restricted.

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

Short-term Notes Payable

As of March 31, 2015, we had $448.4 million in short-term notes payable liabilities, which were secured by restricted cash of $222.2 million and restricted notes receivable of $1.6 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are subject to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of March 31, 2015, we had $232.1 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

As part of our working capital management, Longmen Joint Venture has entered into a number of sale and purchase back contracts (“Contracts”) with third party companies and two 100% owned subsidiaries of Longmen Joint Venture, named Yuxin Trading Co., Ltd. (“Yuxin”) and Yuteng Trading Co., Ltd. (“Yuteng”). Pursuant to the Contracts, Longmen Joint Venture sells rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng will purchase back the rebar from the third party companies at a price between 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture. Based on the Contract terms, Longmen Joint Venture is paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng are given a credit period of several months to one year for the purchase back of the inventory from the third party companies. There is no physical movement of the inventory during the sale and purchase back arrangement. The margin between 4.6% to 12.0% is determined by reference to the bank loan interest rates at the time when the Contracts are entered into, plus an estimated premium based on the financing sale amount, which represents the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. As such, the revenue and cost of goods sold arising from the above transactions are recorded on a net basis and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods are treated as financing costs in the consolidated financial statements.

Total financing sales for the three months ended March 31, 2015 and 2014 amounted to $118.4 million and $230.5 million, respectively, which were eliminated in our consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2015 and 2014 amounted to $0.7 million and $0.9 million, respectively.

 Liquidity and Going Concern

Our accounts have been prepared assuming that we will continue as a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they become due. The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of March 31, 2015 and December 31, 2014 were (4.9) and (5.6), respectively. As of March 31, 2015, our current liabilities exceed current assets (excluding deferred lease income) by $1.4 billion, which raises substantial doubt about our ability to continue as a going concern.

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

With the financial support from the banks and the companies, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of March 31, 2016. However, this opinion is based on the demand of our products, economic conditions, the overcapacity issue in the steel industry and our operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity, as summarized below. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended March 31, 2016
Current liabilities over current assets (excluding deferred lease income) as of March 31, 2015 (unaudited)	$(1,361.5)
Projected cash financing and outflows:
Cash provided by line of credit from banks	142.0
Cash provided by vendor financing	897.1
Cash provided by other financing	412.8
Cash provided by sales representatives	21.9
Cash projected to be used in operations in the twelve months ended March 31, 2016	(39.3)
Cash projected to be used for financing cost in the twelve months ended March 31, 2016	(46.2)
Net projected change in cash for the twelve months ended March 31, 2016	$26.8

Cash-flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 and 2014 was $(41.0) million compared to $65.5 million net cash provided by operating activities, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss of $19.0 million for the three months ended March 31, 2015, compared to $29.9 million in the same period in 2014. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Gain on disposal of equipment and intangible assets;
-	Provision (recovery) for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for service and compensation;
-	Amortization of deferred financing cost on capital lease;
-	(Loss) income from equity investments;
-	Foreign currency transaction loss;
-	Deferred lease income; and
-	Change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during three months ended March 31, 2015;
-	Other receivables - related parties: The decrease in other receivables – related parties was mainly due to the increase in business related expenses imbursement and advances returned to the Company with related parties during the three months ended March 31, 2015;
-	Inventories: The decrease in inventories during the three months ended March 31, 2015 was mainly due to the decrease in the price of raw materials during the year, which also decreased finished goods cost; However, our finished goods inventory increased by $30.8 million as we intended to hold the finished goods at March 31, 2015 and sell the rebar when we expected the selling price will be recovered at higher selling prices in the second and third quarter of 2015.
-	Advance on inventory purchases: The decrease in advance on inventory purchases, mainly due to the decrease in raw material prices leading to less payments being made to suppliers for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;.
-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paying less to its related party suppliers as compared to the same period in 2014. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a period of time under the agreements;
-	Other payables – related parties: The increase in other payables – related parties was mainly due to Longmen Joint Venture incurring more miscellaneous payables to related parties during the three months ended March 31, 2015;
-	Customer deposits, including related parties: The increase in customer deposits, including related parties was mainly due to more of our customers making prepayment to us prior to March 31, 2015. These deposits were subsequently recognized as sales or net against the corresponding cost goods sold in our trading transactions after March 31, 2015 in accordance with our sales recognition policy; and
-	Taxes payable: The increase in taxes payable was mainly due to the VAT taxes payable as less VAT purchase tax was incurred during the three months ended March 31, 2015 to offset the VAT sales tax payable.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable, including related parties: The increase was mainly due to more credit sales to both third parties and related parties were incurred that have not yet been collected for the year ended March 31, 2015 compared with the same period in 2014;
-	Other receivables, including related parties: The increase was mainly due to an increase in receivables incurred with third parties and related parties for cash flow purpose for doing business on our behalf;
-	Advance on inventory purchases - related parties: The increase was mainly due to more advance payments were made to related parties for raw material purchases for our trading transactions.
-	Accounts payable: The decrease in accounts payable was mainly due to Longmen Joint Venture making fewer purchases from third parties during the three months ended March 31, 2015 compared with the same period in 2014. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payments for a certain period; and
-	Other payables and accrued liabilities: The decrease in other payables and accrued liabilities was mainly due to an increase in payments for the three months ended March 31, 2015 compared to the same period in 2014.

Investing activities

Net cash provided by investing activities was $96.8 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $(89.6) million for the three months ended March 31, 2014. Fluctuation in cash inflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first three months of 2015, such balance decreased because we needed less notes payable to settle with suppliers. The increase in cash inflow was also due to $33.8 million loan repayment from related parties during the three months ended March 31, 2015 and the decrease in spending on equipment and intangible asset purchases during the three months ended March 31, 2015. The increase in cash provided was partially offset by the increase in loan to unrelated parties and short-term investments.

Financing activities

Net cash used in financing activities was $(57.8) million for the three months ended March 31, 2015 compared to net cash provided by financing activities of $28.9 million for the three months ended March 31, 2014. Compared to the same period in 2014, the decrease of cash inflow from financing activities was mainly driven by the following:

•	Notes receivable - restricted: The decrease in notes receivable – restricted was mainly due to less notes receivable was used as guarantee for notes payable and bank loans during the three months ended March 31, 2015; and
•	Short term loans – others: We borrowed more from unrelated parties for the three months ended March 31, 2015 compared to the same period in 2014;
•	Short term loans – related parties: We borrowed more and repaid fewer loans from related parties for the three months ended March 31, 2015 as compared to the same period in 2014;
•	Deposits due to sales representatives: we received more deposits from sales representatives for the three months ended March 31, 2015 compared to the same period in 2014;
•	Long-term loans – related party: we borrowed more long-term loans from related party during the three months ended March 31, 2015.

The cash inflow was offset by the following cash outflow:

•	Short term notes payable: We repaid more short term notes payable during the three months ended March 31, 2015 compared to the same period in 2014; and
•	Short term loans - bank: We repaid more loans from banks for the three months ended March 31, 2015 as they became due compared to the same period in 2014 and borrowed less short term loans from the bank during the quarter.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended March 31, 2015 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of March 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
		(in thousands)
Notes payable	$448,362	$448,362	$-	$-	$-
Bank loans	232,148	232,148	-	-	-
Other loans, including related parties	269,392	269,392	-	-	-
Deposits due to sales representatives, including related parties	21,914	21,914	-	-	-
Operating lease commitments	48,521	2,126	3,831	2,412	40,152
Construction obligations - Longmen Joint Venture	9,927	9,927	-	-	-
Long term loan – Shaanxi Steel	352,850		352,850	-	-
Capital lease obligation	406,094	8,678	152,336	26,979	218,101
Profit sharing liability	57,538	-	-	-	57,538
Total	$1,846,746	$992,547	$509,017	$29,391	$315,791

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of March 31, 2015, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $55.4 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$52,274	Various from April 2015 to August 2017
Financing by the rights of goods delivery in future	3,099	June 2015
Total	$55,373

As of March 31, 2015, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to our consolidated financial statements as for and during the three months ended March 31, 2015 and 2014.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to our consolidated financial statements as for and during the three months ended March 31, 2015 and 2014.

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

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. If our rebar selling price decreased by 10% at March 31, 2015, our finished goods inventories would have been decreased by approximately $3.5 million.

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

As of March 31, 2015, the fair value of our plant and equipment exceeded our carrying value of these assets by approximately 13.3%. We used the discounted cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes in related to these revenues. The estimated fair value of these assets may be lower than their current fair value, thus could result in future impairment charge if potential events occur to further reduce the current selling price or product demand in the steel market or increase our cost that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

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

One of our most significant estimates is the determination of fair value of the profit sharing liability. Since the liability is calculated and largely based on management’s expectations of product demand, pricing, raw materials cost and projected manufacturing efficiencies, it is susceptible to material changes when actual results deviate from those expectations. While we believe our current assumptions are reasonable and achievable, there is no assurance that those future expectations will be met or that significant adjustments won’t be required in the future.

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

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 6.9% based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

·	projected selling units and growth in the steel market;
·	projected unit selling price in the steel market;
·	projected unit purchase cost in the coal and iron ore markets;
·	selling and general and administrative expenses to be in line with the growth in the steel market;
·	projected bank borrowing;
·	interest rate index;
·	gross nation product index;
·	industry index; and
·	government policy.

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended March 31, 2015 and 2014. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Energy-saving equipment

During 2013 and 2014, our subsidiary, Longmen Joint Venture, entered into capital lease agreements for energy-saving equipment to be installed throughout the production chain. Under these agreements, Longmen Joint Venture uses the energy-saving equipment for which the vendors are responsible for the design, purchase, installation, and on-site testing, as well as the ownership rights to the equipment during the lease periods. The lease periods, which vary between four to six years, begin upon the completion of the equipment installation, testing, and the issuance of the energy-saving rate reports to be agreed upon by both the vendors and Longmen Joint Venture. As the ownership rights of the equipment transfer to Longmen Joint Venture at the end of the lease periods, these agreements are accounted for as capital leases.

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the three months ended March 31, 2015 and 2014, no contingent rent expense has incurred under these lease agreements.

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

Based on the performance of the Asset Pool, no profit sharing payment, which is not required until net cumulative profits are achieved, was made for three months ended March 31, 2015 and 2014. Payments to Shaanxi Steel for the profit sharing are made based on net cumulative profits.

Recently issued accounting pronouncements

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. Under both current GAAP requirements and the amendments in this update, a decision maker is determined to be the primary beneficiary of a VIE if it satisfies both the power and the economics criteria. The primary beneficiary consolidates a VIE because it has a controlling financial interest. Under the requirements in current GAAP, if a fee arrangement paid to a decision maker, such as an asset management fee, is determined to be a variable interest in a VIE, the decision maker must include the fee arrangement in its primary beneficiary determination and could consolidate the VIE on the basis of power (decision-making authority) and economics (the fee arrangement). However, the amendments in this Update specify that some fees paid to a decision maker are excluded from the evaluation of the economics criterion if the fees are both customary and commensurate with the level of effort required for the services provided. Those amendments make it less likely for a decision maker to meet the economics criterion solely on the basis of a fee arrangement. The amendments in this update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. Management is evaluating the impact that will arise from these Amendments.

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. We will apply early adoption of this standard in the second quarter of 2015. The implementation of this standard will result in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within our consolidated balance sheets.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2015.

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

We will take and have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

·	We have engaged an outside professional consulting firm to supplement our efforts to improve our internal control over financial reporting;

·	We have engaged and will continue to engage accounting experts to review complex accounting transactions and our financial statement disclosures related to such transactions.

·	We have transitioned from the 1992 COSO framework for internal controls to the 2013 framework, which formalized the principles embedded in the original framework more explicitly, incorporated business and operating environment changes over the past two decades, and improved the framework’s ease of use and application.

·	We will implement a number of control procedures related to the control process for our year-end closing for each location to ensure the internal control over financial reporting is proper.

Management believes the foregoing efforts should effectively remediate the material weakness described above. However, there is no assurance that even we have taken the remediation actions that our Company’s disclosure controls and procedures will be effective or that other internal control deficiencies will not be identified in future reporting periods.

Despite the existence of the material weaknesses discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financials included in this Quarterly Report on Form 10-Q present, in all material aspects, our financial position, results of operations, comprehensive loss and cash flows for the periods presented, in conformity with U.S. GAAP.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on April 10, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

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

General Steel Holdings, Inc.

Date: May 20, 2015	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer and Chairman

Date: May 20, 2015	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

