Form 10-Q
period 2015-06-30
GENERAL STEEL HOLDINGS INC
filed 2015-08-19
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-33717

General Steel Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	41-2079252
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Level 2, Building G,

No. 2A Chen Jia Lin, Ba Li Zhuang

Chaoyang District, Beijing, China 100025

(Address of Principal Executive Office, Including Zip Code)

+86 (10) 8572 3073

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

As of August 14, 2015, 69,984,282  (excluding 2,472,306 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$36,250	$11,641
Restricted cash	230,240	355,685
Notes receivable	5,736	10,290
Restricted notes receivable	39,111	111,801
Loans receivable	42,595	36,001
Loans receivable - related party	6,110	34,713
Accounts receivable, net	11,205	9,321
Accounts receivable - related parties, net	3,198	8,498
Other receivables, net	62,626	63,746
Other receivables - related parties, net	7,329	39,670
Inventories	153,129	156,327
Advances on inventory purchase, net	53,389	73,819
Advances on inventory purchase - related parties	13,411	45,617
Prepaid expense and other	6,230	4,803
Prepaid taxes	4,242	5,789
Short-term investment	7,670	2,688
TOTAL CURRENT ASSETS	682,471	970,409

PLANT AND EQUIPMENT, net	569,477	1,543,136

OTHER ASSETS:
Advances on equipment purchase	2,520	11,438
Investment in unconsolidated entities	16,749	16,823
Long-term deferred expense	446	458
Intangible assets, net of accumulated amortization	22,706	22,960
TOTAL OTHER ASSETS	42,421	51,679

TOTAL ASSETS	$1,294,369	$2,565,224

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$531,869	$661,635
Accounts payable	596,466	612,801
Accounts payable - related parties	211,149	207,783
Short term loans - bank	153,989	257,502
Short term loans - others	65,158	60,717
Short term loans - related parties	279,950	46,380
Other payables and accrued liabilities	61,805	55,488
Other payables - related parties	80,028	87,252
Customer deposits	86,860	92,974
Customer deposits - related parties	33,923	132,616
Deposit due to sales representatives	15,782	17,871
Deposit due to sales representatives - related parties	2,872	2,509
Taxes payable	7,984	5,201
Deferred lease income, current	2,180	2,176
Capital lease obligations, current	9,942	8,508
TOTAL CURRENT LIABILITIES	2,139,957	2,251,413

NON-CURRENT LIABILITIES:
Long-term loans - related party	353,067	339,549
Deferred lease income, noncurrent	71,757	72,713
Capital lease obligations, noncurrent	401,283	393,252
Profit sharing liability at fair value	-	70,422
TOTAL NON-CURRENT LIABILITIES	826,107	875,936

TOTAL LIABILITIES	2,966,064	3,127,349

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2015 and December 31, 2014	3	3
Common stock, $0.001 par value, 200,000,000 shares authorized, 66,456,588 shares and 64,458,588 shares issued and 63,984,282 shares and 61,986,282 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	66	64
Treasury stock, at cost, 2,472,306 shares as of June 30, 2015 and December 31, 2014	(4,199)	(4,199)
Paid-in-capital	117,274	115,494
Statutory reserves	6,583	6,472
Accumulated deficits	(1,123,701)	(463,521)
Accumulated other comprehensive income	(1,259)	644
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(1,005,233)	(345,043)

NONCONTROLLING INTERESTS	(666,462)	(217,082)

TOTAL DEFICIENCY	(1,671,695)	(562,125)

TOTAL LIABILITIES AND DEFICIENCY	$1,294,369	$2,565,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

SALES	$454,855	$508,637	$725,624	$1,020,642

SALES - RELATED PARTIES	73,926	79,376	131,321	161,582
TOTAL SALES	528,781	588,013	856,945	1,182,224

COST OF GOODS SOLD	509,185	482,011	806,750	1,012,755

COST OF GOODS SOLD - RELATED PARTIES	83,865	77,908	146,611	163,936
TOTAL COST OF GOODS SOLD	593,050	559,919	953,361	1,176,691

GROSS (LOSS) PROFIT	(64,269)	28,094	(96,416)	5,533

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(22,083)	(18,849)	(39,438)	(39,902)
EXCESS OVERHEAD DURING MAINTENANCE	(5,309)	-	(24,443)	-
IMPAIRMENT CHARGE	(973,860)	-	(973,860)	-
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	57,499	(2,920)	70,423	(2,969)

LOSS FROM OPERATIONS	(1,008,022)	6,325	(1,063,734)	(37,338)

OTHER INCOME (EXPENSE)
Interest income	2,741	4,066	5,072	7,258
Finance/interest expense	(29,575)	(26,619)	(50,145)	(55,314)
Loss on disposal of equipment and intangible assets	(44)	(142)	(28)	(96)
Income (loss) from equity investments	34	54	(3)	67
Foreign currency transaction loss	(249)	(963)	(1,122)	(1,817)
Lease income	545	542	1,088	1,088
Other non-operating income (expense), net	378	302	601	126
Other expense, net	(26,170)	(22,760)	(44,537)	(48,688)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(1,034,192)	(16,435)	(1,108,271)	(86,026)

PROVISION FOR INCOME TAXES	111	107	141	112

NET LOSS	(1,034,303)	(16,542)	(1,108,412)	(86,138)

Less: Net loss attributable to noncontrolling interest	(419,276)	(5,523)	(448,232)	(31,555)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(615,027)	$(11,019)	$(660,180)	$(54,583)

NET LOSS	$(1,034,303)	$(16,542)	$(1,108,412)	$(86,138)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(2,274)	(929)	(3,127)	3,741

COMPREHENSIVE LOSS	(1,036,577)	(17,471)	(1,111,539)	(82,397)

Less: Comprehensive loss attributable to noncontrolling interest	(420,128)	(5,875)	(449,456)	(30,101)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(616,449)	$(11,596)	$(662,083)	$(52,296)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted	62,777	55,842	62,384	55,828

LOSS PER SHARE
Basic and Diluted	$(9.80)	$(0.20)	$(10.58)	$(0.98)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,108,412)	$(86,138)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation, amortization and depletion	56,596	47,788
Impairment of plant and equipment	973,860	-
Change in fair value of profit sharing liability	(70,423)	2,969
Gain on disposal of equipment and intangible assets	28	96
Provision (recovery) of doubtful accounts	2,548	(250)
Reservation of mine maintenance fee	187	278
Stock issued for services and compensation	382	219
Amortization of deferred financing cost on capital lease	9,765	9,253
Income (loss) from equity investments	3	(67)
Foreign currency transaction loss	1,122	1,817
Deferred lease income	(1,088)	(1,088)
Changes in operating assets and liabilities
Notes receivable	5,238	45,931
Accounts receivable	(1,888)	(1,008)
Accounts receivable - related parties	5,307	(2,875)
Other receivables	(1,188)	(307)
Other receivables - related parties	32,353	(4,275)
Inventories	2,631	1,286
Advances on inventory purchases	20,528	(13,968)
Advances on inventory purchases - related parties	39,581	(36,971)
Prepaid expense and other	(19)	(1,947)
Long-term deferred expense	14	111
Prepaid taxes	1,555	15,747
Accounts payable	(22,969)	(18,050)
Accounts payable - related parties	2,978	28,204
Other payables and accrued liabilities	6,223	2,637
Other payables - related parties	(7,334)	4,824
Customer deposits	(6,274)	49,187
Customer deposits - related parties	(191,619)	78,667
Taxes payable	2,769	(413)
Net cash (used in) provided by operating activities	(247,546)	121,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	125,868	(51,820)
Loans to unrelated parties	(6,516)	-
Loans receivable - related party	114,127	-
Cash proceeds from short term investment	2,606	-
Payments for short term investment	(7,575)	-
Cash proceeds from sales of equipment and intangible assets	-	24
Equipment purchase and intangible assets	(40,174)	(112,713)
Net cash provided by (used in) investing activities	188,336	(164,509)

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	72,762	286,485
Borrowings on short term notes payable	497,497	900,202
Payments on short term notes payable	(628,240)	(1,035,408)
Borrowings on short term loans - bank	97,026	185,023
Payments on short term loans - bank	(201,944)	(285,100)
Borrowings on short term loan - others	109,420	19,949
Payments on short term loans - others	(82,814)	(25,417)
Borrowings on short term loan - related parties	223,974	32,576
Payments on short term loans - related parties	(56,394)	(19,233)
Deposits due to sales representatives	(2,119)	(2,736)
Deposits due to sales representatives - related parties	358	(326)
Borrowings on long-term loans - related party	56,201	-
Payments on long-term loans - related party	(815)	-
Principal payment on capital lease obligation	(1,077)	-
Net cash provided by financing activities	83,835	56,015

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(16)	(381)

INCREASE IN CASH	24,609	12,782

CASH, beginning of period	11,641	31,967

CASH, end of period	$36,250	$44,749

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company formed a joint venture, Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”), in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate the Company’s expansion into the vibrant logistics and Internet-of-Things sectors. General Shengyuan IoT is still in the development stage and no revenues and significant operating expenses during the three and six months ended June 30, 2015.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current assets	$641,541	$837,135
Plant and equipment, net	565,978	1,537,687
Other noncurrent assets	24,150	33,396
Total assets	1,231,669	2,408,218
Total liabilities	(2,876,140)	(2,946,126)
Net liabilities	$(1,644,471)	$(537,908)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

VIE and its subsidiaries’ liabilities consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$510,653	$638,829
Accounts payable	588,959	605,025
Accounts payable - related parties	206,777	205,914
Short term loans – bank	113,352	216,940
Short term loans – others	83,497	54,524
Short term loans - related parties	279,280	45,710
Other payables and accrued liabilities	54,028	47,121
Other payables - related parties	53,796	78,615
Customer deposits	83,519	87,372
Customer deposits - related parties	24,311	34,895
Deposit due to sales representatives	15,782	17,871
Deposit due to sales representatives – related parties	2,872	2,509
Taxes payable	6,816	4,026
Deferred lease income	2,180	2,176
Capital lease obligations, current	9,942	8,508
Intercompany payable to be eliminated	14,269	20,155
Total current liabilities	2,050,033	2,070,190
Non-current liabilities:
Long term loans - related parties	353,067	339,549
Deferred lease income - noncurrent	71,757	72,713
Capital lease obligations, noncurrent	401,283	393,252
Profit sharing liability	-	70,422
Total non-current liabilities	826,107	875,936
Total liabilities of consolidated VIE	$2,876,140	$2,946,126

	Three months ended June 30, 2015	Three months ended June 30, 2014
	(in thousands)	(in thousands)
Sales	$528,778	$587,314
Gross (loss) profit	$(64,220)	$28,229
(Loss) income from operations	$(1,005,820)	$8,128
Net loss attributable to controlling interest	$(613,117)	$(8,077)

	Six months ended June 30, 2015	Six months ended June 30, 2014
	(in thousands)	(in thousands)
Sales	$856,936	$1,181,328
Gross (loss) profit	$(96,367)	$6,010
Loss from operations	$(1,059,318)	$(31,166)
Net loss attributable to controlling interest	$(655,522)	$(46,111)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operations or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to the Company’s consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, respectively.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to the Company’s consolidated financial statements as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, respectively.

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s debt to equity ratio as of June 30, 2015 and December 31, 2014 were (1.8) and (5.6), respectively. As June 30, 2015, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.5 billion, which together with the gross loss from operations raises substantial doubt about its ability to continue as a going concern.

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

Line of credit

The Company has lines of credit from the listed major banks totaling $150.2 million with expiration dates ranging from October 14, 2016 to December 26, 2016.

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of China	19.6	December 3, 2016
Bank of Beijing	81.6	October 14, 2016
Bank of Chongqing	49.0	December 26, 2016
Total	$150.2

As of the date of this report, the Company utilized $nil of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $1,060.8 million with the following companies:

Company	Financing Period	Financing Amount (in millions)

Company A – related party	July 30, 2014 – July 30, 2019	$244.8
Company B – third party	January 22, 2014 – January 22, 2017	163.2
Company C – third party	October 1, 2013 – September 30, 2017	652.8
Total		$1,060.8

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for many years. On July 30, 2014, Company A signed a five-year agreement with Longmen Joint Venture to finance its coke purchases up to $244.8 million. Company B signed a three-year agreement with Longmen Joint Venture on January 22, 2014 to finance its coke purchases up to $163.2 million. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, the Company’s payables to Company A and Company B were approximately $41.7 million and $55.0 million, respectively.

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $489.3 million to commence on October 1, 2013 and end on March 31, 2015. On August 1, 2014, Company C signed an extension agreement with the Company and extended the financing terms to March 31, 2016. On August 1, 2015, Company C signed another extension agreement with the Company and extended the financing terms to September 30, 2017 with amount up to $652.8 million. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, the Company’s payable to Company C was approximately $nil.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other financing

On April 22, 2014, April 23, 2014, and April 30, 2015, Longmen Joint Venture signed two-to-three-year payment extension agreements with Company D, E, F, G and H listed below. In total, Longmen Joint Venture can obtain $412.9 million in financial support from payment extensions granted by the following five companies:

Company	Financing Period	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$81.6
Company E – related party	April 23, 2014 – April 23, 2017	86.5
Company F – related party	April 22, 2014 – April 22, 2017	81.6
Company G – related party	April 30, 2015 – April 30, 2018	81.6
Company H – related party	April 30, 2015 – April 30, 2018	81.6
Total		$412.9

As of the date of this report, our payables to Company D, Company E, Company F, Company G, and Company H are approximately $0.2 million, $2.4 million, $21.6 million, $3.3 million, and $0.9 million, respectively.

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of June 30, 2015, Longmen Joint Venture has collected a total amount of $18.7 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from June 30, 2015 onwards.

With the financial support from the banks and the companies above and management’s continued effort in obtaining additional financial supports from banks and other companies, management plans outlined above and summarized below are expected to provide sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of June 30, 2016. However, these plans are based on the demand of the Company's products, economic conditions, the overcapacity issue in the steel industry and the Company's operating results not continuing to deteriorate and on our continued significant reliance on vendors and related parties being able to provide continued liquidity, as summarized below. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended June 30, 2016
Current liabilities over current assets (excluding deferred lease income) as of June 30, 2015 (unaudited)	$(1,455.3)
Projected cash financing and outflows:
Cash provided by line of credit from banks	150.2
Cash provided by vendor financing	1,060.8
Cash provided by other financing	412.9
Cash provided by sales representatives	18.7
Cash projected to be used in operations in the twelve months ended June 30, 2016	(58.3)
Cash projected to be used for financing cost in the twelve months ended June 30, 2016	(59.6)
Net projected change in cash for the twelve months ended June 30, 2016	$69.4

(e)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Significant accounting estimates reflected in the Company’s consolidated financial statements include the fair value of the profit sharing liability, the useful lives of and the weighted average calculation used in the impairment for property, plant and equipment, and potential losses on uncollectible receivables, allowance for inventory valuation, the interest rate used in the financing sales, the fair value of the assets recorded under capital lease and the present value of the net minimum lease payments of the capital lease. Actual results could differ from these estimates.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impairment

One of the Company’s most significant estimates is the determination of fair value of the profit sharing liability see note 2(h). Since the liability is calculated and largely based on management’s expectations of product demand, pricing, raw materials cost and projected manufacturing efficiencies, it is susceptible to material changes when actual results deviate from those expectations. While management believes its current assumptions are reasonable and achievable, there is no assurance that those future expectations will be met or that significant adjustments won’t be required in the future.

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

Through the quarter ended June 30, 2015, the Company has incurred recurring losses from the Company’s operations from the last several years as the Company’s steel business has faced very tough market conditions and challenging profitability. Management has continued its effort to implementing cost savings on our manufacturing overhead costs and to reduce our unit production cost. The Company has forecasted its loss will be continued until year 2021 and expected to make a turning point and become profitable in year 2022 and beyond. The Company’s forecast is based on current market condition, if the future market condition is different from its forecast, the Company might continue to incur additional loss in 2022 and beyond and the Company’s assets pool of its long-lived assets may become further impaired see note 2(j).

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of June 30, 2015 and December 31, 2014, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2015 and December 31, 2014 amounted to $266.5 million and $367.2 million, including $0.6 million and $1.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of June 30, 2015, $0.02 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

One of the Company’s customers individually accounted for 11.6% and 11.2% of total sales for the three and six months ended June 30, 2015 respectively. Two of the Company’s customers individually accounted for 28.3% and 10.7% of total accounts receivable, including related parties as of June 30, 2015. None of the Company’s customers accounted for more than 10% of total sales for the three and six months ended June 30, 2014. Two customers individually accounted for 32.1% and 20.5% of total accounts receivable, including related parties as of December 31, 2014, respectively.

One of the company’s supplier individually accounted for 16.6% and 10.5% of the total purchases for the three months and six months ended June 30, 2015, respectively. One of the Company’s suppliers individually accounted for 12.8% and 12.7% of the total purchases for the three and six months ended June 30, 2014. None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as June 30, 2015 and December 31, 2014.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Translation adjustments included in accumulated other comprehensive income amounted to $(1.3) million and $0.6 million as of June 30, 2015 and December 31, 2014, respectively. The balance sheet amounts, with the exception of equity at June 30, 2015 and December 31, 2014 were translated at 6.13 RMB and 6.14 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended June 30, 2015 and 2014 were 6.12 RMB and 6.16 RMB, respectively. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2015 and 2014 were 6.14 RMB and 6.14 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The Company determines the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which is currently 6.5%.

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

Each period, the Company considers whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. On November 22, 2014, the People’s Bank of China decreased standard bank borrowing rate across the board by 0.4%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.4% from 7.3% to 6.9%. On May 11, 2015, the People’s Bank of China decreased the standard bank borrowing rate again across the board by 0.25%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.25% from 6.9% to 6.7%. On June 27, 2015 the People’s Bank of China decreased the standard bank borrowing rate again across the board by 0.25%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.25% from 6.7% to 6.5%.

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

The above assumptions were reviewed by the Company at June 30, 2015 and December 31, 2014 and the assumptions related to the projected growth in the steel market and costs were revised, resulting in a further reduction of the estimated profit sharing liability.

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

For the three months ended March 31, 2015, the Company recognized a $12.9 million reduction in the fair value of profit sharing liability resulting from the change in estimates of future operating profits based on the April 2015 actual operating results and consideration for the Chinese steel market trends in April 2015 as well as the May 11, 2015 change to the Borrowing Rate by 0.25%. These further recent changes in market conditions resulted in a decrease in the expected liability of $16.6 million primarily from adjustments to the 2015 and 2016 expected cash flows as well as a $2.5 million loss from the reduction in the present value discount rate of 0.25% and a $1.2 million loss from the present value discount.

The variables and the impact on the Company’s inputs to the first quarter of 2015 valuation of profit sharing fair value, as compared to the 2014 valuation of the profit sharing fair value can be summarized as follows:

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended June 30, 2015, the Company recognized a $57.5 million reduction in the fair value of profit sharing liability resulting from the change in estimates of future operating profits based on the actual operating results through June 2015 and the continued deterioration of steel market conditions in the second quarter of 2015, which deviated from our previously anticipated industry environment improvement, as well as the June 27, 2015 change to the Borrowing Rate by 0.25%. These further recent changes in market conditions resulted in a decrease in the expected liability of $54.8 million primarily from adjustments to the 2015 to 2031 expected cash flows as well as a $2.6 million loss from the reduction in the present value discount rate of 0.25%, a $1.2 million loss from the present value discount, and a $6.5 million gain resulting from the Asset Pool’s operating results for the three months ended June 30, 2015 being less favorable than previously estimated as of March 31, 2015. The estimated fair value of the profit sharing liability at June 30, 2015 was reduced to $0. At the same time, the reduction in the estimated future cash flows expected to be generated from Longmen Joint Venture’s operations caused the value of the Assets Pool to fall below the carrying value of Longmen Joint Venture’s long-lived assets, which triggered an impairment of $973.9 million (see Note 2(j)).

The variables and the impact on the Company’s inputs to the second quarter of 2015 valuation of profit sharing fair value, as compared to the first quarter valuation of the profit sharing fair value can be summarized as follows:

-	Volume Inputs: the Company increased our projected sales volume between 2015 and 2031 in response to recent policy initiatives from the Chinese government to boost infrastructure investment and further steel industry consolidation.
-	Steel Sales Price Inputs: the Company reduced our projected selling price in 2015 by 19% versus the forecast used in the first quarter of 2015 and reduced our projected selling price between 2016 and 2031 proportionally based on the reduction for 2015.
-	Raw Material Cost Inputs: based on the actual results in the second quarter of 2015 and the latest market trends, the Company reduced cost of goods sold in 2015 by 12% versus the forecast used in the first quarter of 2015 and reduced our projected cost of goods sold between 2016 and 2031 proportionally based on the reduction for 2015.

Changes in any of the assumptions used to estimate the fair value of the profit sharing liability and to determine whether and how much the carrying value of Longmen Joint Venture’s long-lived assets has been impaired will change the discounted cash flows of Longmen Joint Venture and the impairment value accordingly. If we were to reduce the projected bank borrowings rate used to discount the liability to a present value by 1.0% and other factors remained unchanged, our profit sharing liability as of June 30, 2015 would have been $0 and we would decrease the impairment expense by $95.7 million. If we were to reduce the projected selling units and growth in the steel market rate by 1.0% and other factors remained unchanged, our profit sharing liability as of June 30, 2015 would have been $0 and we would increase the impairment expense by $54.6 million.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and for the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$70,422	$162,295
Change in fair value of profit sharing liability:
Change in preset value of estimate of future operating profits	(71,395)	(110,589)
Change in discount rate	5,012	8,106
Interest expense - present value discount amortization	2,443	11,544
Difference between the previously estimated operating results for the current period and actual results	(6,483)	(79)
Exchange rate effect	1	(855)
Ending balance	$-	$70,422

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

Interest expenses for early submission request of payment amounted to $8.3 million and $12.8 million for the three months ended June 30, 2015 and 2014 respectively.

Interest expenses for early submission request of payment amounted to $16.3 million and $26.9 million for the six months ended June 30, 2015 and 2014, respectively.

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

Due to the recurring losses in the Longmen Joint Venture’s operations, the most recent economic down turn, the major sell off of the Chinese stock market and the lacking of government expansion in major infrastructure, the Company has considered Longmen Joint Venture’s carrying amount for property and equipment not being recoverable. The Company uses the undiscounted cash flow approach for the purpose of performing a recoverability test, which includes future cash inflows less associated cash outflows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. For purposes of assessment, the long lived assets were grouped at the lowest level for which there is identifiable cash flows. The major groupings analysis include Longmen Joint Venture, Maoming Hengda and General Steel (China). Further, our estimate of future cash flows includes estimated future cash flows necessary to maintain our existing production potential over the entire period and within the various groups. The projections are based on a best estimate approach of likely outcomes. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows method. As of June 30, 2015, the Company expects its long-lived assets to be not fully recoverable and recognized an impairment loss of $973.9 million to reduce its carrying value to its fair value. See note 8

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(k)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of June 30, 2015, the Company expects these assets to be fully recoverable.

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

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,872	2050 & 2053
Longmen Joint Venture	$24,201	2048 & 2052
Maoming Hengda	$2,709	2054

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

The table below summarizes Longmen Joint Venture’s investment holdings as of June 30, 2015 and December 31, 2014.

Unconsolidated entities	Year acquired	June 30, 2015 Net investment (In thousands)	Owned %	December 31, 2014 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,056	24.1	$1,153	24.1

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes General Steel (China)’s investment holding (see Note 2(a) - Basis of presentation) as of June 30, 2015 and December 31, 2014.

Unconsolidated entities	Year acquired	June 30, 2015 Net investment (In thousands)	Owned %	December 31, 2014 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,693	32.0	$15,670	32.0

Total investment income in unconsolidated subsidiaries amounted to $34 thousand and $54 thousand for the three months ended June 30, 2015 and 2014, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive loss. Total investment income (loss) in unconsolidated subsidiaries amounted to $(3) thousand and $67 thousand for the six months ended June 30, 2015 and 2014, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive loss.

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

The Company infrequently engages in trading transactions in which the Company acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, the Company does not have any general inventory risk, physical inventory loss risk or credit risk, and the Company does not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45. Sales in trading transactions, which were netted against corresponding cost of goods sold, amounted to $127.1 million and $80.9 million for the three months ended June 30, 2015 and 2014, respectively, and $234.8 million and $119.1 million for the six months ended June 30, 2015 and 2014, respectively. The net gain (loss) in gross loss amounted to $(63,151) and $(159,258) for the three months ended June 30, 2015 and 2014, respectively, and $1,843 and $(447,771) for the six months ended June 30, 2015 and 2014, respectively.

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

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company has applied early adoption of this standard in the second quarter of 2015. The implementation of this standard resulted in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s consolidated financial statements.

Note 3 – Loans receivable

Loans receivable, including to related parties represent amounts the Company expects to collect from unrelated and related parties upon maturity.

The Company had the following loan receivable due within one year as of:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to unrelated party; due on demand; interest rate is 8.0%.	$42,595	$36,001

The Company has the following loans receivable – related parties due within one year as of:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to Tianjin Hengying Trading Co., Ltd.; due on demand; interest rate is 10.0%.	$-	$13,997
Loan to Tianjin Dazhan Industry Co., Ltd.; due on demand; interest rate is 10.0%.	-	14,617
Loan to Beijing Shenghua Xinyuan Metal Materials Co., Ltd.; due on demand; interest rate is 10.0%.	6,110	6,099
Total loans receivable – related parties	$6,110	$34,713

See Note 19 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans amounted to $0.7 million and $0.05 million for the three months ended June 30, 2015 and 2014, respectively.

Total interest income for the loans amounted to $1.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Accounts receivable	$11,713	$9,804
Less: allowance for doubtful accounts	(508)	(483)
Accounts receivable – related parties	3,325	8,624
Less: allowance for doubtful accounts – related parties	(127)	(126)
Net accounts receivable	$14,403	$17,819

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$609	$1,053
Charge to expense	25	368
Less: recovery	-	(8)
Deconsolidation of Baotou Steel	-	(798)
Exchange rate effect	1	(6)
Ending balance	$635	$609

Note 5 – Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Other receivables	$75,372	$73,944
Less: allowance for doubtful accounts	(12,746)	(10,198)
Other receivables – related parties	7,393	39,734
Less: allowance for doubtful accounts – related parties	(64)	(64)
Net other receivables	$69,955	$103,416

Movement of allowance for doubtful accounts, including related parties, is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$10,262	$2,606
Charge to expense	2,531	7,670
Less: recovery	(7)	(6)
Exchange rate effect	24	(8)
Ending balance	$12,810	$10,262

Note 6 – Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Supplies	$15,704	$18,838
Raw materials	87,125	143,563
Finished goods	78,157	12,301
Less: allowance for inventory valuation	(27,857)	(18,375)
Total inventories	$153,129	$156,327

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of June 30, 2015 and December 31, 2014, the Company had provided allowance for inventory valuation in the amounts of $27.8 million and $18.4 million, respectively.

Movement of allowance for inventory valuation is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	18,375	$15,397
Addition	27,805	18,362
Less: write-off	(18,374)	(15,311)
Exchange rate effect	51	(73)
Ending balance	$27,857	$18,375

Note 7 – Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Advances on inventory purchases	$55,895	$76,320
Less: allowance for doubtful accounts	(2,506)	(2,501)
Advances on inventory purchases – related parties	13,411	45,617
Net advances on inventory purchases	$66,800	$119,436

Movement of allowance for doubtful accounts, including related parties, is as follows:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$2,501	$105
Charge to expense	-	2,395
Exchange rate effect	5	1
Ending balance	$2,506	$2,501

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Buildings and improvements	$223,872	$279,776
Machinery	464,127	669,427
Machinery under capital lease	305,968	626,735
Transportation and other equipment	16,271	22,765
Construction in progress	14,219	342,660
Subtotal	1,024,457	1,941,363
Less: accumulated depreciation	(454,980)	(398,227)
Total	$569,477	$1,543,136

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Construction in progress consisted of the following as of June 30, 2015:

	Value	Completion	Estimated additional cost to complete
Description	(In thousands)	Date	(In thousands)
Restructuring of ventilation system	2	December 2015	980
Energy management system	3,856	September 2015	1,926
Reconstruction of miscellaneous factory buildings	7,773	December 2015	6,346
Project materials	2,146		-
Others	442		-
Total	$14,219		$9,252

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

The carrying value of assets acquired under the capital lease consists of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$305,968	$626,735
Less: accumulated depreciation	(123,917)	(107,782)
Carrying value of leased assets	$182,051	$518,953

Long-lived assets, including construction in progress, are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable to determine whether their carrying value has become impaired. The Company assessed the recoverability of all of its remaining long-lived assets at June 30, 2015 and December 31, 2014, respectively. While such assessment did not result in any impairment charges as of December 31, 2014, as the Chinese steel industry conditions continued to worsen during the three and six months ended June 30, 2015, which deviated from the Company’s previous anticipated industry environment improvement, the sum of the discounted cash flows expected to generate from the long-lived assets and their disposition were less than the carrying value by $973.9 million (RMB 6.0 billion). As a result, an impairment was recorded and included in operating expenses for the three and six months ended June 30, 2015 (see Note 2(j)). The discounted cash flows were determined using certain expected changes to the current operational assumptions using the average of three possible cash flow scenarios (see Note 2(j)). If those expectations are not met, the Company may be required to record additional impairment charges in future periods.

Depreciation expense for the three months ended June 30, 2015 and 2014 amounted to $31.3 million and $23.2 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2015 and 2014, which amounted to $7.8 million and $7.7 million, respectively.

Depreciation expense for the six months ended June 30, 2015 and 2014 amounted to $56.2 million and $47.3 million, respectively. These amounts include depreciation of assets held under capital leases for the six months ended June 30, 2015 and 2014, which amounted to $15.9 million and $15.6 million, respectively.

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Land use rights	$30,782	$30,726
Mining right	2,451	2,447
Software	1,070	1,058
Subtotal	34,303	34,231
Less:
Accumulated amortization – land use rights	(9,484)	(9,127)
Accumulated amortization – mining right	(1,347)	(1,431)
Accumulated amortization – software	(766)	(713)
Subtotal	(11,597)	(11,271)
Intangible assets, net	$22,706	$22,960

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross amount of the intangible assets amounted to $34.3 million and $34.2 million as of June 30, 2015 and December 31, 2014, respectively. The remaining weighted average amortization period is 32.3 years as of June 30, 2015.

Total amortization expense for the three months ended June 30, 2015 and 2014 amounted to $0.2 million and $0.3 million, respectively.

Total amortization expense for the six months ended June 30, 2015 and 2014 amounted to $0.4 million and $0.5 million, respectively.

Total depletion expense for the three months ended June 30, 2015 and 2014 amounted to $0.04 million and $0.04 million, respectively.

Total depletion expense for the six months ended June 30, 2015 and 2014 amounted to $0.08 million and $0.05 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
June 30, 2016	$949	21,757
June 30, 2017	949	20,808
June 30, 2018	949	19,859
June 30, 2019	949	18,910
June 30, 2020	949	17,961
Thereafter	17,961	-
Total	$22,706

Note 10 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable amounted to $210.1 million and $339.4 million as of June 30, 2015 and December 31, 2014, respectively. Restricted notes receivable as a guarantee for the notes payable amounted to $16.3 million and $0 as of June 30, 2015 and December 31, 2014, respectively.

The Company had the following short-term notes payable as of:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from October to December 2015. Restricted cash required of $13.1 million and $14.7 million as of June 30, 2015 and December 31, 2014, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$21,216	$22,806
Longmen Joint Venture: Notes payable to various banks in China, due various dates from July to December 2015. $197.0 million restricted cash and $16.3 million notes receivable are secured for notes payable as of June 30, 2015, and comparatively $324.7 million restricted cash and $0 notes receivable are secured for notes payable as of December 31, 2014, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	510.653	638,829
Total short-term notes payable	$531,869	$661,635

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

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from August 2015 to April 2016. Weighted average interest rate was 7.3% per annum and 7.2% per annum as of June 30, 2015 and December 31, 2014, respectively; some are guaranteed by third parties and related parties. These loans were either repaid or renewed subsequently on the due dates.	$40,637	$40,562
Longmen Joint Venture: Loans from various banks in China, due various dates from July 2015 to May 2016. Weighted average interest rate was 7.7% per annum and 7.1% per annum as of June 30, 2015 and December 31, 2014, respectively; some are guaranteed by third parties and related parties, $19.8 million restricted cash and $22.8 million notes receivable and comparatively $16.3 million restricted cash and $111.8 million notes receivable were secured for the loans as of June 30, 2015 and December 31, 2014, respectively; These loans were either repaid or renewed subsequently on the due dates.	113,352	216,940
Total short-term loans – bank	$153,989	$257,502

As of June 30, 2015 and December 31, 2014, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. Two of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 70%. At June 30, 2015, General Steel (China)’s debt to asset ratio was 89.6%. At December 31, 2014, General Steel (China)’s debt to asset ratio was 90.8%.

Furthermore, the Company is a party to a loan agreement with a cross default clause whereby any breach of loan covenants will automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of June 30, 2015 and December 31, 2014 was $4.7 million and $4.7 million, respectively. According to the Company’s short term loan agreements, the banks have the rights to request for more collateral or additional guarantees if the breach of covenant is not remedied or request early repayment of the loan if the Company does not cure such breach within a certain period of time. As of the date of this report, the Company has not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

Due to unrelated parties

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from July to November 2015, and weighted average interest rate was 13.6% per annum and 5.7% per annum as of June 30, 2015 and December 31, 2014, respectively. These loans were either repaid or renewed subsequently on the due dates.	$43,686	$16,999
Longmen Joint Venture: Loans from financing sales.	15,268	37,525
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	6,204	6,193
Total short-term loans – others	$65,158	$60,717

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had various loans from unrelated companies amounting to $65.2 million and $60.7 million as of June 30, 2015 and December 31, 2014, respectively. Of the $65.2 million, $6.2 million loans carry no interest, $15.3 million of financing sales are subject to interest rates ranging between 4.6% and 12.0%, and the remaining $43.7 million are subject to interest rates ranging from 5.0% to 24.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Total financing sales for the three months ended June 30, 2015 and 2014 amounted to $107.1 million and $229.1 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2015 and 2014 amounted to $0.6 million and $0.8 million, respectively.

Total financing sales for the six months ended June 30, 2015 and 2014 amounted to $225.8 million and $459.6 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the six months ended June 30, 2015 and 2014 amounted to $1.3 million and $1.7 million, respectively.

Short term loans due to related parties

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	$670	$670
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	128	128
Longmen Joint Venture: Loan from Shaanxi Steel Group due on December 2015, and interest rate is between 6.9% and 8.0% per annum.	159,316	-
Longmen Joint Venture: Loan from Shaanxi Steel Group Hanzhong Steel Co., Ltd. due on demand, and interest rate is 8.0% per annum.	8,160	-
Longmen Joint Venture: Loan from Long Steel Group due on demand, and interest rate is between 5.1% and 22.4% per annum.	32,609	-
Longmen Joint Venture: Loan from Xi’an Pinghe Metallurgical Raw Material Co., Ltd. due in July 2015, and interest rate is 14.4% per annum.	8,160	-
Longmen Joint Venture: Loan from Tianjin Hengying Trading Co., Ltd. due in July 2015, and interest rate is 5.0% per annum.	2,239	-
Longmen Joint Venture: Loans from financing sales.	68,668	45,582
Total short-term loans - related parties	$279,950	$46,380

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-term loans due to related party

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through March 2018 and interest rate are 5.6% - 8.0% per annum.	$353,067	$339,549

As of June 30, 2015 and December 31, 2014, total assets used by the Company as collateral for the aforementioned debts were $103.2 million and $96.9 million, respectively.

Total interest expense, net of capitalized interest, amounted to $16.1 million and $8.2 million for the three months ended June 30, 2015 and 2014, respectively.

Total interest expense, net of capitalized interest, amounted to $23.5 million and $17.7 million for the six months ended June 30, 2015 and 2014, respectively

Capitalized interest amounted to $nil and $0.2 million for the three months ended June 30, 2015 and 2014, respectively.

Capitalized interest amounted to $nil and $0.8 million for the six months ended June 30, 2015 and 2014, respectively.

Note 11 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of June 30, 2015 and December 31 2014, customer deposits amounted to $120.8 million and $225.6 million, respectively, including deposits received from related parties, which amounted to $33.9 million and $132.6 million, respectively.

Note 12 – Deposits due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $18.7 million and $20.4 million in deposits due to sales representatives, including deposits due to related parties, as of June 30, 2015 and December 31, 2014, respectively.

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $4.9 million and $12.4 million for the six months ended June 30, 2015 and 2014, respectively.

The Company paid income tax amounted to $0.2 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, the Company converted $0.3 million and $0.05 million of equipment into inventory productions, respectively.

During the six months ended June 30, 2015 and 2014, the Company used $1.2 million $1.1 million inventory, respectively, in plant and equipment constructions.

During the six months ended June 30, 2015 and 2014, the Company incurred $5.5 million and $4.7 million accounts payable, respectively, to be paid for the purchase of equipment and construction in progress.

The Company had $0.7 million notes receivable from financing sales loans to be converted to cash as of June 30, 2015.

The Company transferred $7.4 million purchase deposits - related parties from loan receivables – related parties as of June 30, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company offset $92.9 million customer deposits – related parties with loan receivables – related parties for the six months ended June 30, 2015.

The Company had $2.3 million notes receivable from financing sales loans to be converted to cash as of June 30, 2014.

During the six months ended June 30, 2014, the Company had receivables of $0.01 million as a result of the disposal of equipment that has not been collected.

During the six months ended June 30, 2014, one of the Company’s unconsolidated entities declared a dividend and the Company is entitled to a dividend of $0.2 million, which has not yet been collected.

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

The deferred lease income is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended June 30, 2015 and 2014, the Company recognized $0.5 million and $0.5 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized $1.1 million and $1.1 million, respectively. As of June 30, 2015 and December 31, 2014, the balance of deferred lease income amounted to $73.9 million and $74.9 million, respectively, of which $2.2 million and $2.2 million represents balance to be amortized within one year. See Note 19 – Related party transactions and balances (k) – Deferred lease income for details.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to make additional lease payments based on the additional energy cost saved during the lease period and will recognize the additional lease payments as contingent rent expense. As of June 30, 2015, $23.9 million (RMB $146.5 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years as of June 30, 2015:

Year ending June 30,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2016	$11,937
2017	182,668
2018	33,086
2019	30,194
2020	29,323
Thereafter	310,802
Total minimum lease payments	598,010
Less: amounts representing interest	(186,785)
Ending balance	$411,225

Interest expense for the three months ended June 30, 2015 and 2014 on the capital lease obligations was $5.2 million and $5.7 million, respectively.

Interest expense for the six months ended June 30, 2015 and 2014 on the capital lease obligations was $10.4 million and $10.8 million, respectively.

Note 16 – Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. As of June 30, 2015, the profit sharing liability is reduced to $0. See Note 2(h) – “Financial instruments” for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17 – Other income (expense)

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the three months ended June 30, 2015 and 2014, the Company recognized lease income of $0.5 million and $0.5 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized lease income of $1.1 million and $1.1 million, respectively.

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended June 30, 2015 and 2014 are as follows:

(In thousands)	The three months ended June 30, 2015	The three months ended June 30, 2014
Current	$111	$107
Deferred	-	-
Total provision for income taxes	$111	$107

(In thousands)	The six months ended June 30, 2015	The six months ended June 30, 2014
Current	$141	$112
Deferred	-	-
Total provision for income taxes	$141	$112

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

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward of $754.1 million will begin to expire in 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance as of June 30, 2015 and December 31, 2014 was $236.8 million and $114.8 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of valuation allowance:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$114,820	$97,569
Current period addition	122,132	18,951
Current period reversal	(627)	(614)
Deconsolidation of Baotou Steel	-	(625)
Exchange difference	436	(461)
Ending balance	$236,761	$114,820

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2015. The net operating loss carry forwards for United States income taxes amounted to $3.7 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2034. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2015 was $1.2 million. The net change in the valuation allowance for the six months ended June 30, 2015 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of June 30, 2015. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of June 30, 2015 and December 31, 2014, the Company had $1.5 million and $3.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases amounted to $209.5 million and $203.4 million, respectively, for the three months ended June 30, 2015 and $178.6 million and $174.5 million, respectively, for the three months ended June 30, 2014. VAT on sales and VAT on purchases amounted to $348.6 million and $335.6 million, respectively, for the six months ended June 30, 2015 and $331.5 million and $326.4 million, respectively, for the six months ended June 30, 2014.

Taxes payable consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
VAT taxes payable	$5,656	$3,147
Income taxes payable	215	243
Misc. taxes	2,113	1,811
Totals	$7,984	$5,201

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

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$294,538	$602,878
Less: accumulated depreciation	(119,539)	(105,001)
Carrying value of leased assets	$174,999	$497,877

b.	The following chart summarized sales to related parties for the three and six months ended June 30, 2015 and 2014.

Name of related parties	Relationship	Three months ended June 30, 2015	Three months ended June 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$38,260	$25,150
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	18,822	805
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	860	26,967
Shaanxi Steel	Majority shareholder of Long Steel Group	238	626
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	15,746	16,420
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	5,117
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	4,291
Total		$73,926	$79,376

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

Name of related parties	Relationship	Six months ended June 30, 2015	Six months ended June 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$49,530	$69,950
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	28,400	820
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	16,858	47,703
Shaanxi Steel	Majority shareholder of Long Steel Group	719	1097
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	35,814	21,389
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	11,735
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	8,888
Total		$131,321	$161,582

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $104.0 million and $58.7 million for the three months ended June 30, 2015 and 2014, respectively. See Note 2(m) Revenue Recognition for details.

Sales to related parties in trading transactions, which were netted against the corresponding cost of goods sold, amounted to $195.0 million and $91.9 million for the six months ended June 30, 2015 and 2014, respectively. See Note 2(m) Revenue Recognition for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

c.	The following charts summarize purchases from related parties for the three and six months ended June 30, 2015 and 2014.

Name of related parties	Relationship	Three months ended June 30, 2015	Three months ended June 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$176,807	$100,504
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	8,919	40,179
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	2	5,016
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	1,146	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	8,140	7,561
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	37,472	73,940
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding**	5,198	4,253
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,283	-
Wendlar Tianjin Industry CO., Ltd	Partially owned by CEO through indirect shareholding	14,794	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	17,721
Others	Entities either owned or have significant influence by our affiliates or management	380	1,037
Total		$259,141	$250,211

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. as of June 30, 2015, but Mr. Henry Yu has resigned and is no longer the CEO, although remains Chairman of the Board, as of the date of this filing. Ms. Yunshan Li is the current CEO.

Name of related parties	Relationship	Six months ended June 30, 2015	Six months ended June 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$182,800	$252,276
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	57,066	84,267
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	1,074	5,920
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	2,651	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,283	-
Wendlar Tianjin Industry CO., Ltd	Partially owned by CEO through indirect shareholding	14,794	-

Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	14,100	14,221
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	73,646	97,279
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	8,485	8,528
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	45,640
Others	Entities either owned or have significant influence by our affiliates or management	711	1,084
Total		$361,610	$509,215

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Loans receivable – related parties:

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$-	$13,997
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	-	14,617
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	6,110	6,099
Total		$6,110	$34,713

*The Company reclassified advances for inventory purchase - related parties related to trading transactions, as noted in note 2(g), to loans receivable - related parties due to their interest-bearing nature.

The Company issued loans to these related parties for cash flow purposes to earn interest income, which have a higher interest rate than the bank financing interest rates.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties:

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$570	$148
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	651	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	325	5,715
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	19	19
Shaanxi Steel	Majority shareholder of Long Steel Group	1,760	2,101
Others		-	641
Total		$3,325	$8,624

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$166	$165
Shaanxi Steel	Majority shareholder of Long Steel Group	1,142	35,669
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,225	1,237
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	1,582	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,213	721
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	619	313
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	1,101	1,101
Others	Entities either owned or have significant influence by our affiliates or management	345	528
Total		$7,393	$39,734

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d.	Advances on inventory purchase – related parties:

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$2,395	$7,139
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	27,549
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,015	3,807
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	33	7,091
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	6,947	-
Others	Entities either owned or have significant influence by our affiliates or management	21	31
Total		$13,411	$45,617

e.	Accounts payable - related parties:

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$41,724	$64,276
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	100,927	79,886
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	31,266	23,726
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	869
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	8,206	11,035
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,411	746
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	1,353	-
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	899	36
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	2,462
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	13,919	22,916
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,276	1,773
Shaanxi Steel	Majority shareholder of Long Steel Group	7,168	-
Others	Entities either owned or have significant influence by our affiliates or management	-	57
Total		$211,149	$207,783

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

f.	Short-term loans - related parties:

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel Group Hanzhong Steel Co., Ltd.	Subsidiary of Shaanxi Steel	$8,160	$-
Shaanxi Steel	Majority shareholder of Long Steel Group	159,316	-
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	68,796	34,460
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	32,609	-
Xi’an Pinghe Metallurgical Raw Material Co., Ltd.	Noncontrolling shareholder of Long Steel Group	8,160	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,239	3,039
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,211
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	670	670
Total		$279,950	$46,380

See Note 10 – Debt for the loan details.

g.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$3,644	$378
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	18,867	33,968
Shaanxi Steel	Majority shareholder of Long Steel Group	30,566	44,146
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	1,057	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,203	1,196
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	433	399
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	3,499	3,883
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	212	2,775
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	20,500	-
Others	Entities either owned or have significant influence by our affiliates or management	47	507
Total		$80,028	$87,252

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

h.	Customer deposits – related parties:

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	6,938	4,467
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	7,839	6,844
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	9,465	23,517
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	58	57
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	9,613	97,721
Total		$33,923	$132,616

i.	Deposits due to sales representatives – related parties

Name of related parties	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$652	$652
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	1,534	1,075
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	196
Chengdu Yusheng Steel Trading Co., Ltd	Subsidiary of Long Steel Group	98	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	588	586
Total		$2,872	$2,509

j.	Long-term loans – related party:

Name of related party	Relationship	June 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$353,067	$339,549
Total		$353,067	$339,549

The Company also provided guarantee on related parties’ bank loans amounting to $63.5 million and $82.3 million as of June 30, 2015 and as of December 31, 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

k.	Deferred lease income

	June 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$74,889	$77,444
Less: Lease income realized	(1,089)	(2,176)
Exchange rate effect	137	(379)
Ending balance	73,937	74,889
Current portion	2,180	(2,176)
Noncurrent portion	$71,757	$72,713

For the three months ended June 30, 2015 and 2014, the Company realized lease income from Shaanxi Steel, a related party, amounted to $0.5 million and $0.5 million, respectively.

For the six months ended June 30, 2015 and 2014, the Company realized lease income from Shaanxi Steel, a related party, amounted to $1.1 million and $1.1 million, respectively.

Note 20 – Equity

2015 Equity Transactions

On April 14, 2015, the Company granted 500,000 shares of common stock for investor relations consulting services under a service agreements dated April 14, 2015. The shares were valued at $0.98 per share, the quoted market price at the time the services were provided.

On June 9, 2015, the Company granted 1,498,000 shares of common stock to senior management personnel. The shares were valued at $0.77 per share, the quoted market price at the time the shares were granted.

Note 21 – Retirement plan

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended June 30, 2015 and 2014 amounted to $3.2 million and $3.0 million, respectively. Total pension expense incurred by the Company for the six months ended June 30, 2015 and 2014 amounted to $6.0 million and $5.8 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the six months ended June 30, 2015 and 2014, the Company did not make any contributions to these reserves.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Special reserve

The Company is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the six months ended June 30, 2015 and 2014, the Company made contributions of $0.4 million and $0.6 million to these reserves, respectively and used $0.2 million and $0.4 million of safety and maintenance expense, respectively.

Note 23 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of June 30, 2015 is as follows:

Year ending June 30,	Minimum lease payment
(in thousands)
2016	$2,132
2017	1,951
2018	1,704
2019	1,209
2020	1,209
Years after	39,218
Total minimum payments required	$47,423

Total rental expense was $0.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively.

Total rental expense was $0.9 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.

Contractual Commitments

Longmen Joint Venture has $9.3 million contractual obligations related to construction projects as of June 30, 2015 estimated to be fulfilled between September and December 2015.

Contingencies

As of June 30, 2015, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $63.5 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$51,082	Various from August 2015 to May 2016
Bank loan	12,403	Various from November 2015 to March 2016
Total	$63,485

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$27,255	Various from August 2015 to May 2016
Shaanxi Haiyan Coke Group Co., Ltd.	36,230	Various from September 2015 to April 2016
Total	$63,485

As of June 30, 2015, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 24 – Segments

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

The following represents results of division operations for three months ended June 30, 2015 and 2014:

(In thousands)
Sales:	2015	2014
Longmen Joint Venture	$528,778	$587,314
Maoming Hengda	3	215
Baotou Steel Pipe Joint Venture	-	483
General Shengyuan	-	-
General Steel (China)	-	-
Total sales	528,781	588,012
Interdivision sales		1
Consolidated sales	$528,781	$588,013

Gross profit (loss):	2015	2014
Longmen Joint Venture	$(64,220)	$28,229
Maoming Hengda	(49)	21
Baotou Steel	-	3
General Shengyuan	-	-
General Steel (China)	-	(159)
Total gross loss	(64,269)	28,094
Interdivision gross profit	-	-
Consolidated gross (loss) profit	$(64,269)	$28,094

Income (loss) from operations:	2015	2014
Longmen Joint Venture	$(1,005,820)	$8,128
Maoming Hengda	(270)	(54)
Baotou Steel	-	(133)
General Shengyuan	-	-
General Steel (China)	(849)	(720)
Total loss from operations	(1,006,939)	7,221
Reconciling item (1)	(1,083)	(896)
Consolidated (loss) income from operations	$(1,008,022)	$6,325

Net loss attributable to General Steel Holdings, Inc.:	2015	2014
Longmen Joint Venture	$(613,117)	$(8,077)
Maoming Hengda	(255)	(123)
Baotou Steel	-	(106)
General Shengyuan	-	-
General Steel (China)	(572)	(1,870)
Total net loss attributable to General Steel Holdings, Inc.	(613,944)	(10,176)
Reconciling item (1)	(1,083)	(843)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(615,027)	$(11,109)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation, amortization and depletion:	2015	2014
Longmen Joint Venture	$30,458	$22,778
Maoming Hengda	304	158
Baotou Steel	-	59
General Shengyuan	-	-
General Steel (China)	670	447
Consolidated depreciation, amortization and depletion	$31,432	$23,442

Finance/interest expenses:	2015	2014
Longmen Joint Venture	$28,656	$25,131
Maoming Hengda	-	-
Baotou Steel	-	(1)
General Shengyuan	-	-
General Steel (China)	918	1,488
Reconciling item (1)	1	1
Consolidated interest expenses	$29,575	$26,619

Capital expenditures:	2015	2014
Longmen Joint Venture	$8,583	$55,852
Maoming Hengda	1	-
Baotou Steel	-	-
General Shengyuan	-	-
General Steel (China)	1	-
Reconciling item (1)	-	-
Consolidated capital expenditures	$8,585	$55,852

The following represents results of division operations for six months ended June 30, 2015 and 2014:

(In thousands)
Sales:	2015	2014
Longmen Joint Venture	$856,936	$1,181,328
Maoming Hengda	9	251
Baotou Steel Pipe Joint Venture	-	645
General Shengyuan	-	-
General Steel (China)	-	53
Total sales	856,945	1,182,277
Interdivision sales	-	(53)
Consolidated sales	$856,945	$1,182,224

Gross profit (loss):	2015	2014
Longmen Joint Venture	$(96,367)	$6,010
Maoming Hengda	(49)	45
Baotou Steel	-	(20)
General Shengyuan	-	-
General Steel (China)	-	(502)
Total gross loss	(96,416)	5,533
Interdivision gross profit	-	-
Consolidated gross (loss) profit	$(96,416)	$5,533

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss from operations:	2015	2014
Longmen Joint Venture	$(1,059,318)	$(31,166)
Maoming Hengda	(831)	(576)
Baotou Steel	-	(177)
General Shengyuan	-	-
General Steel (China)	(1,583)	(3,286)
Total loss from operations	(1,061,732)	(35,205)
Reconciling item (1)	(2,002)	(2,133)
Consolidated loss from operations	$(1,063,734)	$(37,338)

Net loss attributable to General Steel Holdings, Inc.:	2015	2014
Longmen Joint Venture	$(655,522)	$(46,111)
Maoming Hengda	(921)	(660)
Baotou Steel	-	(141)
General Shengyuan	-	-
General Steel (China)	(1,735)	(5,713)
Total net loss attributable to General Steel Holdings, Inc.	(658,178)	(52,625)
Reconciling item (1)	(2,002)	(1,958)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(660,180)	$(54,583)

Depreciation, amortization and depletion:	2015	2014
Longmen Joint Venture	$54,644	$46,308
Maoming Hengda	614	462
Baotou Steel	-	121
General Shengyuan	-	-
General Steel (China)	1,338	897
Consolidated depreciation, amortization and depletion	$56,596	$47,788

Finance/interest expenses:	2015	2014
Longmen Joint Venture	$47,804	$52,121
Maoming Hengda	-	-
Baotou Steel	-	-
General Shengyuan	-	-
General Steel (China)	2,339	3,097
Reconciling item (1)	2	96
Consolidated interest expenses	$50,145	$55,314

Capital expenditures:	2015	2014
Longmen Joint Venture	$39,208	$112,599
Maoming Hengda	297	32
Baotou Steel	-	-
General Shengyuan	-	-
General Steel (China)	669	820
Reconciling item (1)	-	-
Consolidated capital expenditures	$40,174	$112,713

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total Assets as of:	June 30, 2015	December 31, 2014
Longmen Joint Venture	$1,231,669	$2,408,218
Maoming Hengda	22,174	25,933
General Shengyuan	1,142	-
General Steel (China)	94,338	158,606
Interdivision assets	(59,364)	(30,486)
Reconciling item (2)	4,410	2,953
Total Assets	$1,294,369	$2,565,224

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and six months ended June 30, 2015 and 2014, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of June 30, 2015 and December 31, 2014, which are non-operating entities.

Note 25 – Subsequent events

On July 17, 2015, the Company granted 6,000,000 shares of common stock for business growth and strategic consulting services under two six-month service agreements dated July 1, 2015. The shares were valued at $0.60 per share, the quoted market price at the time the shares were granted.

On July 23, 2015, Mr. Henry Yu resigned as the Chief Executive Officer of the Company and was succeeded by Ms. Yunshan Li. Mr. Henry Yu remains to serve as the Chairman of the Board of Directors of the Company and continues to work closely with Ms. Li to ensure a seamless transition.

On May 7, 2015, the Company was notified by the New York Stock Exchange, Inc. (the "NYSE") that it had fallen below the NYSE's continued listing standard that required a minimum average closing price of $1.00 per share of the Company's common stock over a consecutive 30-trading-day period. Under the NYSE regulations, the Company has a cure period of six months from receipt of the NYSE's notice to achieve compliance with the continued listing standard. The Company can regain compliance at any time during the six-month cure period through November 2015 if on the last trading day of any calendar month during the cure period, the Company has a closing share price and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Subject to compliance with the NYSE's other continued listing standards and ongoing oversight, the Company's common stock will continue to be listed and traded on the NYSE during the six-month cure period, under the symbol "GSI", but will continue to be assigned a ".BC" indicator.

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

Recent Developments and Second Quarter Highlights

The second quarter of 2015 was highlighted with the following:

•	Sales in the second quarter of 2015 decreased by 10.1% to $528.8 million, from $588.0 million in the second quarter of 2014, due to the decrease in rebar selling price despite an increase in our sales volume. For the second quarter of 2015, sales volume of rebar in Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) totaled 1.7 million metric tons, an increase of 30.2%, compared to 1.3 million metric tons in the second quarter of 2014, with an average selling price of $311.2 per ton, as compared to $450.0 per ton in the second quarter of 2014.

•	Gross loss in the second quarter of 2015 was $(64.3) million, or (12.2) % of total revenue, as compared to a gross profit of $28.1 million, or 4.8% of total revenue in the second quarter of 2014.

•	As the Chinese steel industry conditions continued to worsen, and the recent economic down turn, the major sell off of the Chinese stock market and the lacking of government expansion in major infrastructure in the second quarter of 2015, which deviated from our previously anticipated industry environment improvement, the sum of the discounted cash flows expected to result from Longmen Joint Venture’s long-lived assets and their disposition were less than the carrying value by approximately $974 million (RMB 6.0 billion), which was impaired and included in operating expenses in the second quarter of 2015.

•	Total finance expense in the second quarter of 2015 was $29.6 million, as compared to $26.6 million for the same period in 2014. Finance expenses mainly consisted of interest expense on capital lease, which was $5.2 million and $5.7 million in the second quarter of 2015 and 2014, respectively, and interest expense on bank borrowings and discounted notes receivable, which was $24.4 million and $20.9 million in the second quarter of 2015 and 2014, respectively.

•	Loss per share was $(9.80) and $(0.20) in the second quarter of 2015 and 2014, respectively. The increase in the loss in the second quarter was mainly due to the decrease in the average selling price of rebar decreasing more than the average cost, leading to an increase in gross loss, as well as the impairment of Longmen Joint Venture’s long-lived assets.

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

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. (the “Lessee”), an unrelated third party, whereby General Steel (China) leased parts of its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. Management evaluates the fair value of General Steel (China) long-lived assets on an annual basis, or upon a triggering event which would require an assessment sooner. As of June 30, 2015, Management is of the opinion that the fair value of the property, plant and equipment exceed their current carrying value by approximately 88.4%.

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

Currently, Longmen Joint Venture has five branch offices, four consolidated subsidiaries/VIE and one entity in which it has a noncontrolling interest. It employs approximately 8,400 full-time workers.  In addition to steel production, Longmen Joint Venture operates transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owns 177 vehicles and provides transportation services exclusively to Longmen Joint Venture

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (in reference to their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi Province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi Province, located 180km from Longmen Joint Venture’s main steel production site. Currently, we estimate that we have approximately a 72% share of the Xi’an market for rebar.

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

From June 2009 to March 2011, we worked with Shaanxi Steel to build new iron and steel making facilities, including two 1,280 cubic meter blast furnaces, two 120 metric ton converters, one 400 square meter sintering machine and some auxiliary systems.  As a result, Longmen Joint Venture incurred certain costs of construction as well as economic losses on suspended production of certain small furnaces and other equipment to accommodate the construction of the new equipment, on behalf of Shaanxi Steel. See Note 14 - “Deferred lease income” of the Notes to Consolidated Financial Statements included herein.

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

Due to recurring losses and the deterioration of steel industry conditions in the second quarter of 2015, Management downgraded the evaluated fair value of Longmen Joint Venture’s long-lived assets as of June 30, 2015, and an impairment charge of approximately $974 million was recorded (Also see critical accounting policies – impairment of long-lived assets below). As of June 30, 2015, Management is of the opinion that the fair value of the property, plant and equipment approximates their current carrying value net of impairment.

Maoming Hengda Steel Co., Ltd

On June 25, 2008, through our subsidiary Qiu Steel, we paid approximately $7.1 million (RMB 50 million) in cash to purchase 99% of Maoming Hengda Steel Group, Ltd. (“Maoming Hengda”).  The total registered capital of Maoming Hengda is approximately $77.8 million (RMB 544.6 million)

Maoming Hengda’s core business was the production of rebar products used in the construction industry.  Located on 140 hectares (approximately 346 acres) in Maoming city, Guangdong Province, the Maoming Hengda facility previously had two production lines capable of annual production capacities of 1.8 million metric tons of 5.5mm to 16mm diameter high-speed wire and 12mm to 38mm diameter rebar. The products were sold through nine distributors that targeted customers in Guangxi Province and the western region of Guangdong. To take advantage of a stronger market demand in Shaanxi Province, between 2009 and 2010, we relocated the 1.8 million metric ton capacity rebar production line and high-speed wire production line from Maoming Hengda's facility to Longmen Joint Venture.

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

Management evaluates the fair value of Maoming Hengda’s long-lived assets on an annual basis, or upon a triggering event which would require an assessment sooner. As of June 30, 2015, Management is of the opinion that the fair value of the property, plant and equipment exceed their current carrying value by approximately 4.1%.

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

The Expert Team includes several forerunners in the data integration and logistics industries, led by Mr. Michael Au, a veteran with over 17 years of experience and more than a dozen patents in RFID technology. In 1997, Mr. Au developed and patented the first non-contact RFID device for moving vehicles that is still being used today for highway toll collections in the Guangdong Province. In 2005, Mr. Au co-founded Xindeco IoT (formerly Xinda Huicong Technology Company), the first China-based company specializing in the development and production of UHF RFID tags. Supporting Mr. Au and acting as the Expert Team’s chief technical adviser will be Dr. Changyu Wu, a member of the US Institute of Electrical and Electronics Engineers with over 20 years of experience in the development of data-integration devices. Michael Au was appointed as CEO of General Shengyuan IoT.

The joint venture brings together the strength and expertise of each partner in developing and commercializing RFID technologies and a cloud-based, Internet-of-Things platform. We own 70% of General Shengyuan IoT by contributing $1.6 million (RMB 10.0 million), while the Expert Team contributes intellectual property, including proprietary RFID technologies, licensed patents and domain expertise. The venture’s proprietary RFID tags and related applications can effectively track supplies, inventories, and goods throughout the manufacturing process, as well as, finished goods and merchandises in transit. Meanwhile, the venture’s cloud-based Internet-of-Things platform for bulk commodity logistics provides real-time data on supplies, inventory, and goods, thereby greatly enhancing its customers’ administration and planning processes, as well as, asset tracking and supply chain management. General Shengyuan IoT is still in the development stage and did not incur revenues or significant operating expenses during the period.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and six months ended June 30, 2015, approximately 33.0% and 29.3% of our sales were to five customers, respectively. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

We anticipate consistent demand for our products driven by these and many other construction and infrastructure projects. We believe there will be sustained regional demand for several years as both the central and provincial governments continue to drive western region development efforts.

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

Iron Ore

Longmen Joint Venture has 7 million tons of annual crude steel production capacity. At Longmen Joint Venture, approximately 73% of production costs are associated with raw materials, with iron ore being the largest component.

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

Results of Operations for the Three Months Ended June 30, 2015

Sales

Three months ended June 30, 2015 compared with three months ended June 30, 2014

The following table sets forth sales and volume in metric tons.

	Three months ended
in thousands,	June 30, 2015			June 30, 2014			Change	Change
except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	1,699,265	$528,778	100.0%	1,305,127	$587,314	99.9%	30.2%	(10.0)%
Others	17	3	0.0%	1,312	699	0.1%	(98.7)%	(99.6)%
Total Sales	1,699,282	$528,781	100.0%	1,306,439	$588,013	100.0%	30.1%	(10.1)%

Total sales for the three months ended June 30, 2015 decreased by 10.1% to $528.8 million from $588.0 million for the same period in 2014. The decrease in sales compared to the same period in 2014 was predominantly due to the decreased average selling price despite the increase in sales volume. Longmen Joint Venture comprised approximately 100.0% and 99.9% of total sales for the second quarter of 2015 and 2014, respectively. Sales volume of rebar increased by 30.2% to 1.7 million metric tons as compared to 1.3 million metric tons in the same period in 2014. The average selling price of rebar decreased by 30.8% to approximately $311.2 per ton in the second quarter of 2015 compared to approximately $450.0 per ton in the same period of 2014.

As a result of the China and global steel industry over-capacity, Chinese economic control polices and slowdown in the China’s economic growth, commodity prices dropped, and the price of steel had been on a declining trend from the third quarter of 2012 to 2015. The over-capacity issue impacted our results since the third quarter of 2012 and continued to do so in 2014 and 2015. While rebar selling prices rebounded quarter-over-quarter by 8.8% to $422.2 per ton in the fourth quarter of 2014, which led us to have a more optimistic outlook on our future operations at the time, the declining trend continued in 2015 and our rebar selling prices decreased by 18.6% in the first quarter of 2015 to $343.8 per ton and decreased further by 9.5% quarter-over-quarter to $311.2 per ton in the second quarter of 2015. Given the uncertainty in future steel price, we increased our sales volume in the second quarter of 2015 compared to 2014 to prevent future inventory loss in the event of further steel price decline in the second half of the year.

Our five major customers were distributors and collectively represented approximately 33.0% of our total sales for the three months ended June 30, 2015 as compared to 31.8% of our total sales for the three months ended June 30, 2014. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

The following table sets forth sales and volume in metric tons.

	Six months ended
in thousands,	June 30, 2015			June 30, 2014			Change	Change
except metric tons	Volume	Sales	%	Volume	Sales	%	Volume %	Sales %

Longmen Joint Venture	2,653,831	$856,936	100.0%	2,622,667	$1,181,328	99.9%	1.2%	(27.5)%
Others	46	9	0.0%	2,035	896	0.1%	(97.7)%	(99.0)%
Total Sales	2,653,877	$856,945	100.0%	2,624,702	$1,182,224	100.0%	1.1%	(27.5)%

Total sales for the six months ended June 30, 2015 decreased by 27.5% to $0.9 billion from $1.2 billion for the same period in 2014. The decrease in sales compared to the same period in 2014 was predominantly due to the decreased average selling price. Longmen Joint Venture comprised approximately 100.0% and 99.9% of total sales for the six months ended June 30, 2015 and 2014, respectively. Sales volume of rebar increased by 1.1% to 2.7 million metric tons as compared to 2.6 million metric tons in the same period in 2014.  The average selling price of rebar decreased by 28.3% to approximately $322.9 per ton in the six months ended June 30, 2015 compared to approximately $450.4 per ton in the same period of 2014.

As a result of the China and global steel industry over-capacity, Chinese economic control polices and slowdown in the China’s economic growth, commodity prices dropped, and the price of steel had been on a declining trend from the third quarter of 2012 to 2015. The over-capacity issue impacted our results since the third quarter of 2012 and continued to do so in 2014 and 2015.

Our five major customers were distributors and collectively represented approximately 29.3% of our total sales for the six months ended June 30, 2015 as compared to 24.4% of our total sales for the six months ended June 30, 2014. These five customers included related parties and major distributors owned by the central government. As we are the largest supplier in Shaanxi Province, we maintain a good relationship with these five customers to stabilize our sales channel.

Cost of Goods Sold

Three months ended June 30, 2015 compared with three months ended June 30, 2014

	Three months ended
	June 30, 2015			June 30, 2014			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	1,699,265	$592,999	100.0%	1,305,127	$559,084	99.9%	30.2%	6.1%
Others	17	51	0.0%	1,312	835	0.1%	(98.7)%	(93.9)%
Total Cost of Goods Sold	1,699,282	$593,050	100.0%	1,306,439	$559,919	100.0%	30.1%	5.9%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 55.0% of our total cost of sales. The cost of goods sold increased by 5.9% to $593.1 million in the second quarter of 2015 from $559.9 million in the same period of 2014. The increase was mainly driven by the 30.1% increase in sales volume despite the decreased unit costs of raw materials. Iron ore and coke purchase prices declined by approximately 39.4% and 20.9%, respectively, for the three months ended June 30, 2015 as compared to the same period in 2014. As such, the average costs of rebar manufactured decreased 18.5% to approximately $349.0 per ton in the second quarter of 2015 from approximately $428.4 per ton in the same period of 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

	Six months ended
	June 30, 2015			June 30, 2014			Change	Change
in thousands, except metric tons	Volume	Cost of Goods Sold	%	Volume	Cost of Goods Sold	%	Volume %	Cost of Goods Sold %

Longmen Joint Venture	2,653,831	$953,304	100.0%	2,622,667	$1,175,318	99.9%	1.2%	(18.9)%
Others	46	57	0.0%	2,035	1,373	0.1%	(97.7)%	(95.8)%
Total Cost of Goods Sold	2,653,877	$953,361	100.0%	2,624,702	$1,176,691	100.0%	1.1%	(19.0)%

Our primary cost of goods sold is the cost of raw materials such as iron ore, coke, alloy and scrap steel. The costs of iron ore and coke account for approximately 57.3% of our total cost of sales. The cost of goods sold decreased by 19.0% to $953.4 million in the six months ended June 30, 2015 from $1.2 billion in the same period of 2014. The decrease was mainly driven by the decreased unit costs of raw materials as a result of the decline in iron ore and coke purchase prices of approximately 43.7% and 26.3%, respectively, for the six months ended June 30, 2015 as compared to the same period in 2014. As such, the average costs of rebar manufactured decreased 19.8% to approximately $359.2 per ton in the second quarter of 2015 from approximately $448.1 per ton in the same period of 2014.

Gross (Loss) Profit

Three months ended June 30, 2015 compared with three months ended June 30, 2014

	Three months ended
	June 30, 2015			June 30, 2014			Change
in thousands, except metric tons	Volume	Gross Loss	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross (Loss) Profit

Longmen Joint Venture	1,699,265	$(64,221)	(12.1)%	1,305,127	$28,230	4.8%	(327.5)%
Others	17	(48)	(1,600.0)%	1,312	(136)	(19.5)%	(64.7)%
Total Gross (Loss) Profit	1,699,282	$(64,269)	(12.2)%	1,306,439	$28,094	4.8%	(328.8)%

Gross loss for the second quarter of 2015 was $(64.3) million, or (12.2)% of total sales, as compared to a gross profit of $28.1 million, or 4.8% of total sales for the same period in 2014. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 30.8% being higher than the percentage decrease of costs of rebar manufactured of 18.5% for the second quarter of 2015 as compared to the same period of 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

	Six months ended
	June 30, 2015			June 30, 2014			Change
in thousands, except metric tons	Volume	Gross Loss	Margin %	Volume	Gross Profit (Loss)	Margin %	Gross (Loss) Profit

Longmen Joint Venture	2,653,831	$(96,368)	(11.2)%	2,622,667	$6,010	0.5%	(1,703.5)%
Others	46	(48)	(533.3)%	2,035	(477)	(53.2)%	(89.9)%
Total Gross Loss	2,653,877	$(96,416)	(11.3)%	2,624,702	$5,533	0.5%	(1,842.6)%

Gross loss for the six months ended June 30, 2015 was $(96.4) million, or (11.3)% of total sales, as compared to a gross profit of $5.5 million, or 0.5% of total sales for the same period in 2014. The decrease in gross margin percentage was mainly attributable to the percentage decrease of average rebar selling price of 28.3% being higher than the percentage decrease of costs of rebar manufactured of 19.8% for the six months ended June 30, 2015 as compared to the same period of 2014.

Selling, General and Administrative Expenses (“SG&A”)

Three months ended June 30, 2015 compared with three months ended June 30, 2014

(in thousands)	Three months ended
	June 30, 2015	June 30, 2014	Change %

Selling, general and administrative expenses	$(22,083)	$(18,849)	17.2%
Excess overhead during maintenance	$(5,309)	$-	100.0%
Impairment charge	$(973,860)	$-	100.0%
SG&A expenses, excess overhead during maintenance and impairment charge as a percentage of total revenue	(189.4)%	(3.2)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses increased by 17.2% to $22.1 million for the three months ended June 30, 2015, compared to $18.8 million for the same period in 2014.

Selling expenses increased by 7.1% to $10.4 million for three months ended June 30, 2015 as compared to $9.7 million in the same period of 2014. The increase was mainly due to the $1.7 million or 25.1% increase in freight expenses along with the 30.1% increase in sales volume, which was offset by the $0.8 million or 52.5% decrease in the sales tax along with the decrease in sales revenue.

General and administrative (“G&A”) expenses were approximately $11.7 million and $9.1 million for three months ended June 30, 2015 and 2014, respectively. The increase was mainly due to Longmen Joint Venture’s increased waste and water treatment expenses to comply with the government’s increasingly stringent environmental regulations and increased local taxes in the second quarter of 2015 compared to the same period in 2014.

We had abnormally low production in May 2015 due to the temporary shutdown of one of our furnaces to perform maintenance and mechanical adjustments. As a result, we reallocated the corresponding fixed overheads expenses from cost of goods sold to G&A expense in accordance with ASC 330-10-30-6 as the amount of fixed overhead allocated to each unit of production shall not be increased as a consequent of abnormally low production or idle plant due to our plant and machinery maintenance.

We used the undiscounted cash flow approach for the purpose of performing a recoverability test on Longmen Joint Venture’s long-lived assets to determine whether the total undiscounted cash flows are greater than the carrying value of those assets as of June 30, 2015. As a result of the China and global steel industry over-capacity and slowdown in China’s economic growth, commodity prices dropped, and the price of steel had been on a declining trend from the third quarter of 2012 to 2015. The over-capacity issue impacted our results since the third quarter of 2012 and continued to do so in 2014 and 2015. While rebar selling prices rebounded quarter-over-quarter by 8.8% to $422.2 per ton in the fourth quarter of 2014 and our gross loss per ton narrowed to $(7.0), which led us to have a more optimistic outlook on our future operations at the time, the declining trend continued in 2015 and our rebar selling prices decreased by 18.6% in the first quarter of 2015 to $343.8 per ton and the gross loss per ton increased to $(33.7). With the second and third quarters historically being the best-performing quarters in our experience, we expected previously that the gross profit (loss) would begin to improve in the second quarter. However, as the Chinese steel industry conditions continued to worsen in the second quarter of 2015 with our average rebar selling prices decreasing further by 9.5% quarter-over-quarter to $311.2 per ton and gross loss per ton decreasing to $(37.8), which deviated from our previously anticipated industry environment improvement, we downgraded our previously forecasted operating profits (loss) for future periods. Accordingly, the sum of the discounted cash flows expected to be generated from Longmen Joint Venture’s long-lived assets became less than the carrying value by $973.9 million (RMB 6.0 billion), which was impaired and included in operating expenses for the second quarter of 2015. The discounted cash flows were determined using certain expected changes to the current operational assumptions using the average of three possible cash flow scenarios (Also see critical accounting policies - fair value measurements below).

Through the quarterly ended June 30, 2015, we have incurred recurring losses from our operations from the last several years as our steel business has faced very tough market conditions and challenging profitability. We have continued our effort to implementing cost savings on our manufacturing overhead costs and to reduce our unit production cost. We have forecasted our loss will be continued until year 2021 and expected to make a turning point and become profitable in year 2022 and beyond. Our forecast is based on current market condition, if the future market condition is different from our forecast, we might continue to incur additional loss in 2022 and beyond and we may be required to record additional impairment charges in future periods.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

(in thousands)	Six months ended
	June 30, 2015	June 30, 2014	Change %

Selling, general and administrative expenses	$(39,438)	$(39,902)	(1.2)%
Excess overhead during maintenance	$(24,443)	$-	100.0%
Impairment charge	$(973,860)	$-	100.0%
SG&A expenses, excess overhead during maintenance and impairment charge as a percentage of total revenue	(121.1)%	(3.4)%

SG&A expenses, such as travel expenses and transportation fees, entertainment, employee benefit, training, and travel expenses decreased by 1.2% to $39.4 million for the six months ended June 30, 2015, compared to $39.9 million for the same period in 2014.

Selling expenses decreased by 7.0% to $16.8 million for six months ended June 30, 2015 as compared to $18.0 million in the same period of 2014. The decrease was mainly due to the decrease in sales tax expenses along with the decrease in sales revenue.

General and administrative (“G&A”) expenses were approximately $22.7 million and $21.9 million for six months ended June 30, 2015 and 2014, respectively. The increase was mainly due to Longmen Joint Venture’s increased waste and water treatment expenses to comply with the government’s increasingly stringent environmental regulations and increased local taxes in the first six months of 2015 compared to the same period in 2014.

We had abnormally low production between February and May 2015 due to our annual plant and machinery maintenance in an effort to prevent substantial loss from the significant decrease in rebar selling prices during the quarter. As a result, we reallocated the corresponding fixed overheads expenses from cost of goods sold to G&A expense in accordance with ASC 330-10-30-6 as the amount of fixed overhead allocated to each unit of production shall not be increased as a consequent of abnormally low production or idle plant due to our annual plant and machinery maintenance.

As the Chinese steel industry conditions continued to worsen in the six months ended June 30, 2015, which deviated from our previously anticipated industry environment improvement beginning in the second quarter, we used the undiscounted cash flow estimation approach for the purpose of performing a recoverability test on Longmen Joint Venture’s long-lived assets to determine whether the total undiscounted cash flows are greater than the carrying value of those assets as of June 30, 2015. As a result, we discounted the sum of the cash flows expected to generate from Longmen Joint Venture’s long-lived assets .The total discounted cash flows were less than the carrying value by $973.9 million (RMB 6.0 billion), which we recorded an impairment charge included in operating expenses for the six months ended June 30, 2015. The discounted cash flows were determined using certain expected changes to the current operational assumptions using the average of three possible cash flow scenarios (Also see critical accounting policies - fair value measurements below).

Through the quarterly ended June 30, 2015, we have incurred recurring losses from our operations from the last several years as our steel business has faced very tough market conditions and challenging profitability. We have continued our effort to implementing cost savings on our manufacturing overhead costs and to reduce our unit production cost. We have forecasted our loss will be continued until year 2021 and expected to make a turning point and become profitable in year 2022 and beyond. Our forecast is based on current market condition, if the future market condition is different from our forecast, we might continue to incur additional loss in 2022 and beyond and we may be required to record additional impairment charges in future periods.

Change in Fair Value of Profit Sharing Liability

Three months ended June 30, 2015 compared with three months ended June 30, 2014

(in thousands)	Three months ended
	June 30, 2015	June 30, 2014	Change %

Change in fair value of profit sharing liability	$57,499	$(2,920)	(2,069.1)%

For the three months ended June 30, 2014, we recognized a loss on change in fair value of profit sharing liability of $(2.9) million in our loss from operations primarily due to change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated. The fair value of the profit sharing liability at June 30, 2014 was not materially different from the previous reporting period.

For the three months ended June 30, 2015, we recognized a gain on change in fair value of profit sharing liability of $57.5 million in our loss from operations. Of the $57.5 million gain, $54.8 million gain was associated with the change in present value of estimate of future operating profits as a result of the re-evaluation of our projected operating profit (loss) based on our second quarter actual operating result and the latest Chinese steel industry information, with which we had lowered our 2015 through 2031 estimated unit selling price and raw material cost as compared to our evaluation at March 31, 2015, as well as increased our estimated sales volume in response to the Chinese government’s RMB 1 trillion infrastructure investment initiative announced in August 2015. In addition, we incurred $1.2 million loss from present value discount amortization for the three months ended June 30, 2015, $2.6 million loss from lowering the discount rate by 0.25% as the Chinese central bank had lower the borrowing rate by 0.25% on June 27, 2015, and $6.5 million gain from the difference between the previously estimated operating results for the current period as of March 31, 2015 and actual results for the second quarter of 2015.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

(in thousands)	Six months ended
	June 30, 2015	June 30, 2014	Change %

Change in fair value of profit sharing liability	$70,423	$(2,969)	(2,471.9)%

For the six months ended June 30, 2014, we recognized a loss on change in fair value of profit sharing liability of $3.0 million in our loss from operations primarily due to change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows was estimated. The fair value of the profit sharing liability at June 30, 2014 was not materially different from the previous reporting period.

For the six months ended June 30, 2015, we recognized a gain on change in fair value of profit sharing liability of $70.4 million in our loss from operations. Of the $70.4 million gain, $71.4 million gain was associated with the change in present value of estimate of future operating profits as a result of the re-evaluation of our projected operating profit (loss) based on our June actual operating result and the latest Chinese steel industry information, with which we had lowered our 2015 to 2031 estimated unit selling price and raw material cost as compared to our evaluation at December 31, 2014, as well as increased our estimated sales volume in response to the Chinese government’s RMB 1 trillion infrastructure investment initiative announced in August 2015. In addition, we incurred $2.4 million loss from present value discount amortization for the six months ended June 30, 2015, $5.0 million loss from lowering the discount rate by 0.50% as the Chinese central bank lowered the borrowing rate by 0.25% twice on May 11, 2015 and June 27, 2015, and $6.5 million gain from the difference between the previously estimated operating results for the current period as of December 31, 2014 and actual results for the six months ended June 30, 2015.

(Loss) Income from Operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014

(in thousands)	Three months ended
	June 30, 2015	June 30, 2014	Change %

(Loss) income from operations	$(1,008,022)	$6,325	(16,037.1)%

Loss from operations for the three months ended June 30, 2015 was $(1.0) billion as compared to an income of $6.3 million for the same period in 2014. The increase in loss from operations was predominantly due to the increase in gross loss, excess overhead during maintenance and impairment charge.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

(in thousands)	Six months ended
	June 30, 2015	June 30, 2014	Change %

Loss from operations	$(1,063,734)	$(37,338)	2,748.9%

Loss from operations for the six months ended June 30, 2015 was $(1.1) billion as compared to $(37.3) million for the same period in 2014. The increase in loss from operations was predominantly due to the increase in gross loss, excess overhead during maintenance and impairment charge.

Other Income (Expense)

Three months ended June 30, 2015 compared with three months ended June 30, 2014

(in thousands)	Three months ended
	June 30, 2015	June 30, 2014	Change %

Interest income	$2,741	$4,066	(32.6)%
Finance/interest expense	(24,413)	(20,950)	16.5%
Financing cost on capital lease	(5,162)	(5,669)	(8.9)%
Loss on disposal of equipment	(44)	(142)	(69.0)%
Income from equity investment	34	54	(37.0)%
Foreign currency transaction loss	(249)	(963)	(74.1)%
Lease income	545	542	0.6%
Other non-operating income (expense), net	378	302	25.2%
Total other expense, net	$(26,170)	$(22,760)	15.0%

Total other expense, net, for the three months ended June 30, 2015 was $26.2 million, a 15% increase compared to $22.8 million for the same period in 2014. The increase was mainly a result of the $3.5 million increase in finance/interest expenses, which was mainly due to the increase in the amount of borrowings from unrelated and related parties in the second quarter of 2015 as compared to the same period in 2014. As a result, interest expense on loan borrowings for the three months ended June 30, 2015 amounted to $16.1 million, a $7.9 million or 96.2% increase from $8.2 million for the same period in 2014 while notes receivable early redemption expenses for the three months ended June 30, 2015 amounted to $8.3 million, a $4.5 million or 35.2% decrease from $12.8 million for the same period in 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

(in thousands)	Six months ended
	June 30, 2015	June 30, 2014	Change %

Interest income	$5,072	$7,258	(30.1)%
Finance/interest expense	(39,790)	(44,559)	(10.7)%
Financing cost on capital lease	(10,355)	(10,755)	(3.7)%
Loss on disposal of equipment	(28)	(96)	(70.8)%
(Loss) income from equity investment	(3)	67	(104.5)%
Foreign currency transaction loss	(1,122)	(1,817)	(38.2)%
Lease income	1,088	1,088	-%
Other non-operating income (expense), net	601	126	377.0%
Total other expense, net	$(44,537)	$(48,688)	(8.5)%

Total other expense, net, for the six months ended June 30, 2015 was $44.5 million, an 8.5% decrease compared to $48.7 million for the same period in 2014. The decrease was mainly a result of the $4.8 million decrease in finance/interest expenses, which was offset by the $2.2 million decrease in interest income along with the decrease in notes receivable. The decrease in finance/interest expenses was mainly a result of the decrease in the amount of bank notes receivable redeemed early for the six month ended June 30, 2015 as compared to the same period in 2014. As a result, notes receivable early redemption expenses for the six months ended June 30, 2015 amounted to $16.3 million, a $10.6 million or 39.4% decrease from $26.9 million for the same period in 2014 while interest expense on loan borrowings for the six months ended June 30, 2015 amounted to $23.5 million, a $5.8 million or 32.7% increase from $8.2 million for the same period in 2014

Income Taxes

For the three months ended June 30, 2015 and 2014, we had a total tax provision from our profitable subsidiaries of $111 thousand and $107 thousand, respectively. For the three months ended June 30, 2015, we evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax benefit was recorded for the three months ended June 30, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

For the three months ended June 30, 2015 and 2014, we had effective tax rates of (0.01)% and (0.7)%, respectively.

For the six months ended June 30, 2015 and 2014, we had a total tax provision from our profitable subsidiaries of $141 thousand and $112 thousand, respectively. For the six months ended June 30, 2015, we evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets. No deferred income tax benefit was recorded for the three months ended June 30, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

For the six months ended June 30, 2015 and 2014, we had effective tax rates of (0.01)% and (0.1)%, respectively.

Net Loss

Three months ended June 30, 2015 compared with three months ended June 30, 2014

(in thousands)	Three months ended
	June 30, 2015	June 30, 2014	Change %

Net loss	$(1,034,303)	$(16,542)	6,152.6%

Six months ended June 30, 2015 compared with six months ended June 30, 2014

(in thousands)	Six months ended
	June 30, 2015	June 30, 2014	Change %

Net loss	$(1,108,412)	$(86,138)	1,186.8%

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2015 compared with three months ended June 30, 2014

(in thousands)	Three months ended
	June 30, 2015	June 30, 2014	Change %

Net loss	$(1,034,303)	$(16,542)	6,152.6%
Less: Net loss attributable to the noncontrolling interest	(419,276)	(5,523)	7,491.5%
Net loss attributable to General Steel Holdings, Inc.	$(615,027)	$(11,019)	5,481.5%

Net loss attributable to us for the three months ended June 30, 2015 was $(615.0) million as compared to $(11.0) million for the same period in 2014. The increase in net loss attributable to us for the three months ended June 30, 2015 was mainly a result of the $92.4 million increase in gross loss, $3.2 million increase in SG&A expenses, $5.3 million increase in excess overhead during maintenance and $973.9 million impairment charge being offset by the $57.5 million increase in gain from change in fair value of profit sharing liability and the $3.5 million decrease in finance/interest expenses.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

(in thousands)	Six months ended
	June 30, 2015	June 30, 2014	Change %

Net loss	$(1,108,412)	$(86,138)	1,186.8%
Less: Net loss attributable to the noncontrolling interest	(448,232)	(31,555)	1,320.5%
Net loss attributable to General Steel Holdings, Inc.	$(660,180)	$(54,583)	1,109.5%

Net loss attributable to us for the six months ended June 30, 2015 was $(660.2) million as compared to $(54.6) million for the same period in 2014. The increase in net loss attributable to us for the six months ended June 30, 2015 was mainly a result of the $101.9 million increase in gross loss, $24.4 million increase in excess overhead during maintenance and $973.9 million impairment charge being offset by the $70.4 million increase in gain from change in fair value of profit sharing liability and the $4.8 million decrease in finance/interest expenses.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of June 30, 2015, our current liabilities exceeded the current assets by approximately $1,457.5 million. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have a plan to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this plan is based on the demand of our products, economic conditions, the overcapacity issue in the steel industry and our operating results not continuing to deteriorate and on our continued heavy reliance on our vendors and related parties being able to provide continued liquidity.  Therefore, as noted in the Liquidity and Going Concern section below, this raises substantial doubt about our ability to continue as a going concern.

As of June 30, 2015, we had cash and restricted cash aggregating $266.5 million, of which $230.2 million was restricted.

The steel business is capital intensive and we utilize leverage greater than our industry peers, which we believe enables us to generate revenue compared to our shareholder equity at a rate higher than our industry peers. We utilize leverage in the form of credit from banks, vendor financing, customer deposits and other sources. This blended form of financing reduces our reliance on any single source.

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

Short-term Notes Payable

As of June 30, 2015, we had $531.9 million in short-term notes payable liabilities, which were secured by restricted cash of $210.1 million and restricted notes receivable of $16.3 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are subject to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of June 30, 2015, we had $154.0 million in short-term bank loans. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

Total financing sales for the three months ended June 30, 2015 and 2014 amounted to $107.1 million and $229.1 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2015 and 2014 amounted to $0.6 million and $0.8 million, respectively.

Total financing sales for the six months ended June 30, 2015 and 2014 amounted to $225.8 million and $459.6 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the six months ended June 30, 2015 and 2014 amounted to $1.3 million and $1.7 million, respectively.

Liquidity and Going Concern

Our accounts have been prepared assuming that we will continue as a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they become due. The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our debt to equity ratio as of June 30, 2015 and December 31, 2014 were (1.8) and (5.6), respectively. As of June 30, 2015, our current liabilities exceed current assets (excluding deferred lease income) by $1.5 billion, which raises substantial doubt about our ability to continue as a going concern.

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

With the financial support from the banks and the companies, management is of the opinion that we have sufficient funds to meet our future operations, working capital requirements and debt obligations until the end of June 30, 2016. However, this opinion is based on the demand of our products, economic conditions, the overcapacity issue in the steel industry and our operating results not continuing to deteriorate and on our vendors and related parties being able to provide continued liquidity, as summarized below. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended June 30, 2016
Current liabilities over current assets (excluding deferred lease income) as of June 30, 2015 (unaudited)	$(1,455.3)
Projected cash financing and outflows:
Cash provided by line of credit from banks	150.2
Cash provided by vendor financing	1,060.8
Cash provided by other financing	412.9
Cash provided by sales representatives	18.7
Cash projected to be used in operations in the twelve months ended June 30, 2016	(58.3)
Cash projected to be used for financing cost in the twelve months ended June 30, 2016	(59.6)
Net projected change in cash for the twelve months ended June 30, 2016	$69.4

Cash-flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 and 2014 was $(247.5) million compared to $121.7 million net cash provided by operating activities, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss of $973.0 million for the six months ended June 30, 2015, compared to $61.0 million in the same period in 2014. The non-cash items include the following:

-	Depreciation, amortization and depletion;
-	Impairment of plant and equipment;
-	Gain on disposal of equipment and intangible assets;
-	Provision (recovery) for doubtful accounts;
-	Reservation of mine maintenance fee;
-	Stock issued for service and compensation;
-	Amortization of deferred financing cost on capital lease;
-	(Loss) income from equity investments;
-	Foreign currency transaction loss;
-	Deferred lease income; and
-	Change in fair value of profit sharing liability.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Notes receivable: The decrease of notes receivable was mainly due to our acceptance of fewer notes receivables as a substitute for cash receipts during the six months ended June 30, 2015;
-	Accounts receivable – related parties: The decrease was mainly due to less credit sales to related parties were incurred that were not yet collected for the six months ended June 30, 2015;
-	Other receivables - related parties: The decrease in other receivables – related parties was mainly due to the increase in business related expenses imbursement and advances returned to the Company with related parties during the six months ended June 30, 2015;
-	Inventories: The decrease in inventories during the six months ended June 30, 2015 was mainly due to the decrease in the price of raw materials during the year, which also decreased finished goods cost;
-	Advance on inventory purchases, including related parties: The decrease in advance on inventory purchases, including related parties, was mainly due to the decrease in raw material prices leading to less payments being made to suppliers for raw material purchases to meet future production capacity. Advance payment is a prevailing requirement on iron ore purchases in the steel production industry;

-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to Longmen Joint Venture paying less to its related party suppliers as compared to the same period in 2014. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payment for a period of time under the agreements;
-	Other payables and accrued liabilities: The increase in other payables and accrued liabilities was mainly due to an decrease in payments for the six months ended June 30, 2015 compared to the same period in 2014; and
-	Taxes payable: The increase in taxes payable was mainly due to the VAT taxes payable as less VAT purchase tax was incurred during the six months ended June 30, 2015 to offset the VAT sales tax payable.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable: The increase was mainly due to more credit sales to third parties were incurred that have not yet been collected for the six months ended June 30, 2015 compared with the same period in 2014;
-	Other receivables: The increase was mainly due to an increase in receivables incurred with third parties for cash flow purpose for doing business on our behalf;
-	Accounts payable: The decrease in accounts payable was mainly due to Longmen Joint Venture making fewer purchases from third parties during the six months ended June 30, 2015 compared with the same period in 2014. Pursuant to the supplier financing agreements signed between Longmen Joint Venture and its suppliers, those suppliers agreed not to demand certain cash payments for a certain period;
-	Other payables – related parties: The decrease in other payables – related parties was mainly due to an increase in payments made for the six months ended June 30, 2015 compared to the same period in 2014; and
-	Customer deposits, including related parties: The decrease was mainly due to less of customers making prepayments to us prior to June 30, 2015. These deposits were subsequently recognized as sales or netted against the corresponding cost of goods sold in our trading transactions after June 30, 2015 in accordance with our revenue recognition policy.

Investing activities

Net cash provided by investing activities was $188.3 million for the six months ended June 30, 2015 compared to net cash used in investing activities of $(164.5) million for the six months ended June 30, 2014. Fluctuation in cash inflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first six months of 2015, such balance decreased because we needed less notes payable to settle with suppliers. The increase in cash inflow was also due to $114.1 million net loan repayment from related parties and $2.6 million proceeds from short term investments during the six months ended June 30, 2015. The increase in cash provided was partially offset by the increase in loan to unrelated parties, short-term investments, and equipment purchase.

Financing activities

Net cash provided by financing activities was $83.8 million for the six months ended June 30, 2015 compared to $56.0 million for the six months ended June 30, 2014. Compared to the same period in 2014, the increase of cash inflow from financing activities was mainly driven by the following:

•	Notes receivable - restricted: The decrease in notes receivable – restricted was mainly due to less notes receivable was used as guarantee for notes payable and bank loans during the six months ended June 30, 2015;
•	Short term loans – others: We borrowed more from unrelated parties for the six months ended June 30, 2015 compared to the same period in 2014;
•	Short term loans – related parties: We borrowed more and repaid fewer loans from related parties for the six months ended June 30, 2015 as compared to the same period in 2014; and
•	Long-term loans – related party: we borrowed more long-term loans from related party during the six months ended June 30, 2015.

The cash inflow was offset by the following cash outflow:

•	Short term notes payable: We repaid more short term notes payable during the six months ended June 30, 2015 compared to the same period in 2014; and
•	Short term loans - bank: We repaid more loans from banks for the six months ended June 30, 2015 as they became due than we borrowed compared to the same period in 2014.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended June 30, 2015 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of June 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
		(in thousands)
Notes payable	$531,869	$531,869	$-	$-	$-
Bank loans	153,989	153,989	-	-	-
Other loans, including related parties	345,108	345,108	-	-	-
Deposits due to sales representatives, including related parties	18,654	18,654	-	-	-
Operating lease commitments	47,423	2,132	3,655	2,418	39,218
Construction obligations - Longmen Joint Venture	9,252	9,252	-	-	-
Long term loan – Shaanxi Steel	353,067	-	353,067	-	-
Capital lease obligation	411,225	9,942	159,713	26,603	214,967
Total	$1, 870,587	$1,070,946	$516,435	$29,021	$254,185

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of June 30, 2015, Longmen Joint Venture guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $63.5 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$51,082	Various from August 2015 to May 2016
Bank loan	12,403	Various from November 2015 to March 2016
Total	$63,485

As of June 30, 2015, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to our consolidated financial statements as for and during the three and six months ended June 30, 2015 and 2014.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to our consolidated financial statements as for and during the three and six months ended June 30, 2015 and 2014.

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

Inventories

Inventories are comprised of raw materials, work in progress and finished goods and are stated at the lower of cost or market using the weighted average cost method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value. If our rebar selling price decreased by 10% at June 30, 2015, our finished goods inventories would have been decreased by approximately $7.8 million.

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

As of June 30, 2015, we have recorded an impairment loss of $973.9 million (RMB 6.0 billion) to reduce the carrying value of our plant and equipment to its fair value. We used the discounted cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes related to these revenues. The estimated fair value of these assets may be lower than their current fair value, thus could result in further future impairment charge if potential events occur to further reduce the current selling price or product demand in the steel market or increase our cost that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in further future impairment losses.

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

We determined that the carrying value of the profit sharing liability using Level 3 inputs by taking consideration of the present value of our projected profits/losses with the discount interest rate of 6.5% based on our average borrowing rate. The projected profits/losses in Longmen Joint Venture were based upon, but not limited to, the following assumptions until April 30, 2031:

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended June 30, 2015 and 2014. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the three and six months ended June 30, 2015 and 2014, no contingent rent expense has incurred under these lease agreements.

Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation” in the Notes to Condensed Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 2(h) – “Financial instruments” in the Notes to Condensed Consolidated Financial Statements for details. As of June 30, 2015, we have reduced our profit sharing liability to $0.

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

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. We have applied early adoption of this standard in the second quarter of 2015. The implementation of this standard resulted in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within our consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have material impact on the Company’s consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of comments received from the Staff of the United States Securities and Exchange Commission following the Staff’s review of certain of our prior quarterly and annual reports, and based on subsequent communications between the Staff of the Commission and us, we concluded that the classification, display and disclosure of our profit sharing liability (which is accounted for at fair value as a derivative instrument liability) had been incomplete and inconsistent. As a result, we restated our financial statements and related disclosures for each of the reporting periods from the period ended June 30, 2011 to the period ended June 30, 2014. The restatements are set out in our Form 10-K/A for the year ended December 31, 2013 and Form 10-Q/A for the quarter ended June 30, 2014. Although the restatements did not result in any restatement of the reported balance sheets nor adjustment of reported net income for any period presented, because of the restatement, management concluded that the restatements resulted from control deficiencies that represent a material weakness in our disclosure controls and procedures. During the course of our audit for the year ended December 31, 2014, our auditors proposed numerous audit adjustments related to our year-end closing. Management concluded that these proposed adjustments (both recorded and waived) are a result of our control deficiencies that also represent a material weakness in our financial reporting.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2015.

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

General Steel Holdings, Inc.

Date: August 19, 2015	By: /s/ Yunshan Li
Yunshan Li
Chief Executive Officer

Date: August 19, 2015	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

