Form 10-Q
period 2015-09-30
GENERAL STEEL HOLDINGS INC
filed 2015-12-28
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of December 23, 2015, 16,597,395 (excluding 494,461 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$84	$174
Restricted cash	12,560	14,661
Loans receivable - related party	5,874	34,713
Accounts receivable, net	10,187	3,650
Accounts receivable - related parties, net	667	660
Other receivables, net	9,428	9,066
Other receivables - related parties, net	4,683	3,880
Advances on inventory purchase, net	15,537	56,455
Advances on inventory purchase - related parties	-	7,057
Prepaid expense and other	2,871	235
Prepaid taxes	479	729
Short-term investment	4,707	-
Current assets held for sale	474,239	839,129
TOTAL CURRENT ASSETS	541,316	970,409

OTHER ASSETS:
Property and equipment, net	-	1,948
Investment in unconsolidated entities	15,087	15,670
Long-term deferred expense	384	417
Other assets held for sale	567,919	1,576,780
TOTAL OTHER ASSETS	583,390	1,594,815

TOTAL ASSETS	$1,124,706	$2,565,224

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short term notes payable	$20,405	$22,806
Accounts payable - related parties	4,111	1,869
Short term loans - bank	38,127	40,562
Short term loans - others	1,569	-
Short term loans - related parties	5,035	670
Other payables and accrued liabilities	6,815	6,913
Other payables - related parties	25,436	5,862
Customer deposits	3,211	5,602
Customer deposits - related parties	13,933	97,721
Taxes payable	1,142	1,175
Current liabilities held for sale	1,904,646	2,068,233
TOTAL CURRENT LIABILITIES	2,024,430	2,251,413

NON-CURRENT LIABILITIES HELD FOR SALE	797,117	875,936

TOTAL LIABILITIES	2,821,547	3,127,349

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2015 and December 31, 2014	3	3
Common stock, $0.001 par value, 40,000,000 shares authorized, 14,491,318 shares and 12,891,718 shares issued and 13,996,856 shares and 12,397,256 shares outstanding as of September 30, 2015 and December 31, 2014, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	14	13
Treasury stock, at cost, 494,461 shares as of September 30, 2015 and December 31, 2014 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(4,199)
Paid-in-capital	117,636	115,545
Statutory reserves	6,604	6,472
Accumulated deficits	(1,184,182)	(463,521)
Accumulated other comprehensive income	41,772	644
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(1,018,993)	(345,043)

NONCONTROLLING INTERESTS	(677,848)	(217,082)

TOTAL DEFICIENCY	(1,696,841)	(562,125)

TOTAL LIABILITIES AND DEFICIENCY	$1,124,706	$2,565,224

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

NET GAIN (LOSS) - TRADING ACTIVITIES	$9	$(51)	$187	$(36)

NET GAIN (LOSS) - TRADING ACTIVITIES - RELATED PARTIES	1,164	(216)	988	(678)
TOTAL NET GAIN (LOSS) - TRADING ACTIVITIES	1,173	(267)	1,175	(714)

GENERAL AND ADMINISTRATIVE EXPENSES	(3,386)	(2,065)	(6,971)	(6,983)

LOSS FROM OPERATIONS	(2,213)	(2,332)	(5,796)	(7,697)

OTHER INCOME (EXPENSE)
Interest income	758	81	2,129	564
Finance/interest expense	(753)	(1,590)	(3,094)	(4,783)
Loss from equity investments	-	-	(5)	-
Foreign currency transaction loss (gain)	(1,468)	3,075	(1,107)	3,075
Other non-operating income (expense), net	225	231	687	688
Other (expense) income, net	(1,238)	1,797	(1,390)	(456)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(3,451)	(535)	(7,186)	(8,153)

PROVISION FOR INCOME TAXES	-	-	-	-

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(3,451)	(535)	(7,186)	(8,153)

NET LOSS FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	(91,046)	(4,629)	(1,195,723)	(83,149)

NET LOSS	(94,497)	(5,164)	(1,202,909)	(91,302)

Less: Net loss attributable to noncontrolling interest from continuing operations	-	-	-	-
Less: Net loss attributable to noncontrolling interest from operations to be disposed	(34,016)	(1,674)	(482,248)	(33,229)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(60,481)	$(3,490)	$(720,661)	$(58,073)

NET LOSS	$(94,497)	$(5,164)	$(1,202,909)	$(91,302)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	65,647	(3,232)	62,520	509

COMPREHENSIVE LOSS	(28,850)	(8,396)	(1,140,389)	(90,793)

Less: Comprehensive loss attributable to noncontrolling interest	(11,400)	(1,701)	(460,856)	(31,802)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(17,450)	$(6,695)	$(679,533)	$(58,991)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	13,788	11,176	12,919	11,169

LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.25)	$(0.05)	$(0.56)	$(0.73)

Operations to be disposed	$(4.14)	$(0.26)	$(55.23)	$(4.47)

Net loss	$(4.39)	$(0.31)	$(55.78)	$(5.20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,202,909)	$(91,302)
Net loss from operations to be disposed	(1,195,723)	(83,149)
Net loss from continuing operations	(7,186)	(8,153)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Depreciation, amortization and depletion	1,934	1,344
Stock issued for services and compensation	2,637	371
Loss from equity investments	5	-
Foreign currency transaction loss	1,107	(3,075)
Changes in operating assets and liabilities
Accounts receivable	(6,875)	-
Accounts receivable - related parties	(31)	1
Other receivables	1,880	(762)
Other receivables - related parties	(928)	(1,799)
Inventories	-	-
Advances on inventory purchases	40,027	(7,628)
Advances on inventory purchases - related parties	31,952	(80,713)
Prepaid expense and other	(2,416)	179
Long-term deferred expense	20	166
Prepaid taxes	230	1,359
Accounts payable	-	(29,227)
Accounts payable - related parties	2,382	7,418
Other payables and accrued liabilities	158	753
Other payables - related parties	19,768	(746)
Customer deposits	(2,252)	76,881
Customer deposits - related parties	(82,643)	49,685
Taxes payable	11	33
Net cash (used in) provided by operating activities from operations to be disposed	(144,864)	36,551
Net cash (used in) provided by operating activities	(145,084)	42,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	1,609	8,136
Loans receivable - related party	3,456	-
Payments for short term investment	(4,851)	-
Equipment purchase and intangible assets	-	(3)
Net cash provided by (used in) investing activities from operations to be disposed	91,523	(112,742)
Net cash provided by (used in) investing activities	91,737	(104,609)

CASH FLOWS FINANCING ACTIVITIES:
Restricted notes receivable	-	-
Borrowings on short term notes payable	21,029	21,154
Payments on short term notes payable	(22,638)	(42,307)
Borrowings on short term loans - bank	45,761	43,772
Payments on short term loans - bank	(47,838)	(30,950)
Borrowings on short term loan - others	1,617	-
Borrowings on short term loan - related parties	4,525	-
Payments on short term loans - related parties	-	(779)
Net cash provided by financing activities from operations to be disposed	34,354	60,168
Net cash provided by financing activities	36,810	51,058

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	6,812	1,054

DECREASE IN CASH	(9,725)	(9,859)

CASH, beginning of period	11,641	31,967

CASH, end of period	1,916	22,108

Less: cash from operations to be disposed, end of period	(1,832)	(21,368)

CASH FROM CONTINUING OPERATIONS, end of period	$84	$740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation through the third quarter of 2015 has been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

In view of the near-term challenges for the steel sector (see Note 2(d) Liquidity and Going Concern), the Company’s strategically accelerating the Company’s business transformation. The Company’s transformation strategy is to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

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

On November 4, 2015, the Company's Board of Directors (the "Board"), including the audit committee, authorized the Company's management to pursue the potential sale of all its ownership interest in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. If the divestiture and restructuring of the Company's steel business is fully completed as currently contemplated, the Company's remaining businesses will be primarily comprised of General Steel (China) Co., Ltd, a trading company that mainly sources overseas iron ore for steel mills, General Shengyuan IoT, which develop and commercialize RFID technologies and data solutions, and Catalon, which develops and manufactures De-NOx honeycomb catalysts and industrial ceramics. As a result, Longmen Joint Venture and Maoming Hengda’s financial information are presented as assets and liabilities held for sale and operations to be disposed for the three and nine months ended September 30, 2015 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations expected to be disposed. See Note 2(n) “Summary of significant accounting policies – operations held for sale” for details.

The Company is engaging in preliminary discussions with potential buyers for Maoming Hengda and Longmen Joint Venture, and as a result, the Company has reported its financial results for the third quarter of 2015 and will continue to for subsequent quarters with Longmen Joint Venture, which formerly represented over a majority of the Company's consolidated sales, and Maoming Hengda presented as one-line items in both the Company's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Longmen Joint Venture has agreed to pay Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit, if any, generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit or loss generated by Longmen Joint Venture is 36%. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception to the present time or any intention to make future adjustment by the Company and Shaanxi Steel.

The parties to the Agreement established the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are operated and managed according to the stipulations set forth in the Agreement. The Board of Directors of Longmen Joint Venture, of which the Company holds 4 out of 7 seats, requires a simple majority vote and remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 2(c) “Consolidation of VIE.” The Agreement does not preclude the Company from selling its 60% ownership interest of Longmen Joint Venture.

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

The Company formed a joint venture, Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”), in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. The formation of this joint venture represents a unique opportunity to accelerate the Company’s expansion into the vibrant logistics and Internet-of-Things sectors. General Shengyuan IoT is still in the development stage and no revenues and significant operating expenses during the three and nine months ended September 30, 2015.

The Company established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. ("Tongyong Shengyuan") in June 2015. Tongyong Shengyuan is still in the development stage and is anticipated to engage in trading activities in the future. During the three and nine months ended September 30, 2015, Tongyong Shengyuan did not incur revenue or operating expenses.

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics. The acquisition is expected to enable the Company to pursue the large and rapidly growing cleantech business in China to facilitate its business transformation.

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

(a)	Basis of presentation

The unaudited condensed consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd.	PRC	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)	PRC	100.0%
Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan”)	PRC	70.0%
Yangpu Shengtong Investment Co., Ltd. (“Yangpu Shengtong”)	PRC	99.1%
Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”)	PRC	98.7%
Longmen Joint Venture	PRC	VIE/60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”)	PRC	99.0%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As disclosed in Note 1, the Company formed a joint venture entity, Tianjin General Shengyuan IoT Technology Co., Ltd, with a team of radio-frequency identification (“RFID”) experts (the “Expert Team”), to develop and commercialize RFID technology data solutions. Under the terms of the Agreement, the Company owned 70% of the joint venture by contributing $1.6 million (RMB 10.0 million), while the Expert Team committed to contribute intellectual property, including proprietary RFID technologies, licensed patents and domain expertise.

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

Longmen Joint Venture’s equity at risk was and continues to be insufficient to finance its activities and therefore Longmen Joint Venture is considered to be a VIE.

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

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities, which are held for sale, are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current assets	$472,858	$837,135
Plant and equipment, net	540,559	1,537,687
Other noncurrent assets	22,819	33,396
Total assets	1,036,236	2,408,218
Total liabilities	(2,707,575)	(2,946,126)
Net liabilities	$(1,671,339)	$(537,908)

VIE and its subsidiaries’ liabilities consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$393,996	$638,829
Accounts payable	553,794	605,025
Accounts payable - related parties	265,214	205,914
Short term loans – bank	57,661	216,940
Short term loans – others	56,293	54,524
Short term loans - related parties	345,712	45,710
Other payables and accrued liabilities	57,827	47,121
Other payables - related parties	34,328	78,615
Customer deposits	32,363	87,372
Customer deposits - related parties	74,008	34,895
Deposit due to sales representatives	4,020	17,871
Deposit due to sales representatives – related parties	2,291	2,509
Taxes payable	5,842	4,026
Deferred lease income	2,096	2,176
Capital lease obligations, current	10,156	8,508
Intercompany payable to be eliminated	14,857	20,155
Total current liabilities	1,910,458	2,070,190
Non-current liabilities:
Long term loans - related parties	339,437	339,549
Deferred lease income - noncurrent	68,463	72,713
Capital lease obligations, noncurrent	389,217	393,252
Profit sharing liability	-	70,422
Total non-current liabilities	797,117	875,936
Total liabilities of consolidated VIE	$2,707,575	$2,946,126

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30, 2015	Three months ended September 30, 2014
	(in thousands)	(in thousands)
Sales	$528,903	$559,332
Gross (loss) profit	$(48,748)	$9,779
(Loss) income from operations	$(71,083)	$10,513
Net loss attributable to controlling interest	$(56,738)	$(2,613)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
	(in thousands)	(in thousands)
Sales	$1,385,661	$1,740,645
Gross (loss) profit	$(145,117)	$15,734
Loss from operations	$(1,130,403)	$(20,706)
Net loss attributable to controlling interest	$(712,262)	$(48,775)

(d)	Liquidity and going concern

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

The steel business is capital intensive and as a normal industry practice in PRC, the Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of the Company. As a result, the Company’s equity was in deficiencies as of September 30, 2015 and December 31, 2014. As September 30, 2015, the Company’s current liabilities exceed current assets (excluding non-cash item) by $1.5 billion, which together with the gross loss from operations raises substantial doubt about its ability to continue as a going concern.

Our steel business has faced very tough market conditions and challenging profitability over the last several years, and based on current trends, we think the near-term challenges for the steel sector will likely linger. In reaction to this challenging market, we are proactively reviewing our strategy and asset portfolio and seeking to sell or restructure low-efficient, non-core assets, as well as idle land resources.

Longmen Joint Venture, as the most important entity of the Company, accounted for majority of total sales of the Company. As such, the majority of the Company’s working capital needs come from Longmen Joint Venture. Longmen Joint Venture has obtained different types of financial supports, which are listed below by category:

Line of credit

The Company has lines of credit from the listed major banks totaling $144.4 million with expiration dates ranging from October 14, 2016 to December 26, 2016.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Banks	Amount of Line of Credit (in millions)	Repayment Date
Bank of China	18.8	December 3, 2016
Bank of Beijing	78.5	October 14, 2016
Bank of Chongqing	47.1	December 26, 2016
Total	$144.4

As of the date of this report, the Company utilized $144.4 of these lines of credit.

Vendor financing

Longmen Joint Venture signed additional vendor financing agreements, which will provide liquidity to the Company in a total amount of $1,019.9 million with the following companies:

Company	Financing Period	Financing Amount (in millions)

Company A – related party	July 30, 2014 – July 30, 2019	$235.4
Company B – third party	January 22, 2014 – January 22, 2017	156.9
Company C – third party	October 1, 2013 – September 30, 2017	627.6
Total		$1,019.9

Company A, a related party company and Company B, a third party company, are both Longmen Joint Venture’s major coke suppliers. They have been doing business with Longmen Joint Venture for many years. On July 30, 2014, Company A signed a five-year agreement with Longmen Joint Venture to finance its coke purchases up to $235.4 million. Company B signed a three-year agreement with Longmen Joint Venture on January 22, 2014 to finance its coke purchases up to $156.9 million. According to the above signed agreements, both Company A and B will not demand any cash payments during their respective financing periods. As of the date of this report, the Company’s payables to Company A and Company B were approximately $53.0 million and $60.1 million, respectively.

Company C is a Fortune 500 Company. On June 28, 2013, Company C signed an agreement with Longmen Joint Venture to finance Longmen Joint Venture’s purchase of iron ore for an amount up to $489.3 million to commence on October 1, 2013 and end on March 31, 2015. On August 1, 2014, Company C signed an extension agreement with the Company and extended the financing terms to March 31, 2016. On August 1, 2015, Company C signed another extension agreement with the Company and extended the financing terms to September 30, 2017 with amount up to $627.6 million. Subject to the terms of the agreement, Longmen Joint Venture is subject to a penalty of 0.05% of the daily outstanding balance owed to Company C in an event of late payment. As of the date of this report, the Company’s payable to Company C was approximately $0.9 million.

Other financing

On April 22, 2014, April 23, 2014, and April 30, 2015, Longmen Joint Venture signed two-to-three-year payment extension agreements with Company D, E, F, G and H listed below. In total, Longmen Joint Venture can obtain $397.2 million in financial support from payment extensions granted by the following five companies:

Company	Financing Period	Financing Amount (in millions)

Company D – related party	April 22, 2014 – April 22, 2017	$78.5
Company E – related party	April 23, 2014 – April 23, 2017	83.2
Company F – related party	April 22, 2014 – April 22, 2017	78.5
Company G – related party	April 30, 2015 – April 30, 2018	78.5
Company H – related party	April 30, 2015 – April 30, 2018	78.5
Total		$397.2

As of the date of this report, our payables to Company D, Company E, Company F, Company G, and Company H are approximately $0.1 million, $0, $17.5 million, $3.2 million, and $0.8 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amount due to sales representatives

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agents in specified geographic areas.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return, the sales agents receive exclusive sales rights in a specified area and discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. As of September 30, 2015, Longmen Joint Venture has collected a total amount of $6.3 million. Historically, this amount is quite stable and we do not expect a big fluctuation in this amount for the next twelve months from September 30, 2015 onwards.

With the financial support from the banks and the companies above and management’s continued effort in obtaining additional financial supports from banks and other companies, management plans outlined above and summarized below are expected to provide sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of September 30, 2016. However, these plans are based on the Company's operating results not continuing to deteriorate and on significant vendors and related parties, most of which are also exposed to the challenging operating climate within the steel industry, being able to provide continued financial support. In addition, even if the steel business assets can be disposed of on terms favorable to the Company, the new business ventures recently established or acquired are not yet profitable or proven. As such, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended September 30, 2016
Current liabilities over current assets (excluding deferred lease income) as of September 30, 2015 (unaudited)	$(1,481.0)
Projected cash financing and outflows:
Cash provided by line of credit from banks	144.4
Cash provided by vendor financing	1,019.9
Cash provided by other financing	397.2
Cash provided by sales representatives	6.3
Cash projected to be used in operations in the twelve months ended September 30, 2016	(30.3)
Cash projected to be used for financing cost in the twelve months ended September 30, 2016	(46.6)
Net projected change in cash for the twelve months ended September 30, 2016	$9.9

(e)	Use of estimates

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

One of the Company’s most significant estimates are the determination of fair value of the profit sharing liability see note 2(h). Since the liability is calculated and largely based on management’s expectations of product demand, pricing, raw materials cost and projected manufacturing efficiencies, it is susceptible to material changes when actual results deviate from those expectations. While management believes its current assumptions are reasonable and achievable, there is no assurance that those future expectations will be met or that significant adjustments won’t be required in the future.

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

Through the quarter ended September 30, 2015, the Company has incurred recurring losses from the Company’s operations from the last several years as the Company’s steel business has faced very tough market conditions and challenging profitability. Management has continued its effort to implementing cost savings on our manufacturing overhead costs and to reduce our unit production cost. The Company has forecasted its loss will continue until year 2021 and is expected to make a turning point and become profitable in year 2022 and beyond. The Company’s forecast is based on current market condition, if the future market condition is different from its forecast, the Company might continue to incur additional loss in 2022 and beyond and the Company’s assets pool of its long-lived assets may become further impaired- see note 2(j).

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of September 30, 2015 and December 31, 2014, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2015 and December 31, 2014 amounted to $164.3 million and $367.2 million, including $0.2 million and $1.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of September 30, 2015, $4.9 thousand cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Two of the Company’s customers individually accounted for 15.0% and 13.9% of total sales from operations held for sale for the three months ended September 30, 2015 while none of the Company’s customers individually accounted for more than 10% of total sales for the nine months ended September 30, 2015. One of the Company’s customers from continuing operations individually accounted for 49.8% of total accounts receivable, including related parties as of September 30, 2015. None of the Company’s customers individually accounted for more than 10% of the Company’s total sales for the three and nine months ended September 30, 2014, respectively. One customer from continuing operations individually accounted 20.5% and one customer from operations held for sale accounted for 32.1% of total accounts receivable, including related parties as of December 31, 2014, respectively.

None of the Company’s supplier individually accounted for more than 10% of the total purchases for the three months and nine months ended September 30, 2015, respectively. None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the three and nine months ended September 30, 2014. None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of September 30, 2015 and December 31, 2014.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Translation adjustments included in accumulated other comprehensive income amounted to $41.8 million and $0.6 million as of September 30, 2015 and December 31, 2014, respectively. The balance sheet amounts, with the exception of equity at September 30, 2015 and December 31, 2014 were translated at 6.37 RMB and 6.14 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended September 30, 2015 and 2014 were 6.28 RMB and 6.16 RMB, respectively. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2015 and 2014 were 6.18 RMB and 6.15 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The above reduced our Gross Profit margin over the next 5 years by, on average, 0.4% from the 2013 valuation. In addition, the above reduced our Gross Profit margin over the remaining profit sharing period of 11.33 years by, on average, 1.75% from the 2013 valuation at December 31, 2014.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis in operations held for sale as of December 31, 2014:

(in thousands)	Carrying Value as of December 31, 2014	Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Profit sharing liability	$70,422	$-	$-	$70,422

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations held for sale for the nine months ended September 30, 2015 and for the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$70,422	$162,295
Change in fair value of profit sharing liability:
Change in preset value of estimate of future operating profits	(71,395)	(110,589)
Change in discount rate	5,012	8,106
Interest expense - present value discount amortization	2,443	11,544
Difference between the previously estimated operating results for the current period and actual results	(6,483)	(79)
Exchange rate effect	1	(855)
Ending balance	$-	$70,422

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

Interest expenses for early submission request of payment for continuing operations amounted to $0 and $0 for the three months ended September 30, 2015 and 2014, respectively.

Interest expense for early submission request of payment for operations to be disposed amounted to $1.5 million and $10.2 million for the three months ended September 30, 2015 and 2014, respectively.

Interest expenses for early submission request of payment for continuing operations amounted to $0.9 million and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Interest expenses for early submission request of payment for operations to be disposed amounted to $17.8 million and $37.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the recurring losses in the Longmen Joint Venture’s operations, the most recent economic down turn, the major sell off of the Chinese stock market and the lacking of government expansion in major infrastructure, the Company has considered Longmen Joint Venture’s carrying amount for property and equipment not being recoverable. The Company uses the undiscounted cash flow approach for the purpose of performing a recoverability test, which includes future cash inflows less associated cash outflows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. For purposes of assessment, the long lived assets were grouped at the lowest level for which there is identifiable cash flows. The major groupings analyses include Longmen Joint Venture, Maoming Hengda and General Steel (China). Further, our estimate of future cash flows includes estimated future cash flows necessary to maintain our existing production potential over the entire period and within the various groups. The projections are based on a best estimate approach of likely outcomes. When the Company identifies an impairment, the Company reduces the carrying amount of the asset to its estimated fair value based on a discounted cash flows method. As of September 30, 2015, the Company expects Longmen Joint Venture’s long-lived assets to be not fully recoverable and recognized an impairment loss of $973.9 million to reduce its carrying value to its fair value. See note 8 for further details.

(k)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of September 30, 2015, the Company expects these assets to be fully recoverable.

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

Maoming Hengda has land use rights amounting to $2.7 million (RMB 16.6 million) for 50 years that expire in 2054.

Other than the land use rights that General Steel (China) acquired in 2001, the Company amortizes the land use rights over their 50 year term.

Entity	Original Cost	Expires on
	(in thousands)
General Steel (China)	$3,723	2050 & 2053
Longmen Joint Venture (operation held for sale)	$23,267	2048 & 2052
Maoming Hengda (operation held for sale)	$2,604	2054

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

The table below summarizes Longmen Joint Venture’s investment holdings, held for sale as of September 30, 2015 and December 31, 2014.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unconsolidated entities	Year acquired	September 30, 2015 Net investment (In thousands)	Owned %	December 31, 2014 Net investment (In thousands)	Owned %
Xi’an Delong Powder Engineering Materials Co., Ltd.	2007	$1,043	24.1	$1,153	24.1

The table below summarizes General Steel (China)’s investment holding as of September 30, 2015 and December 31, 2014.

Unconsolidated entities	Year acquired	September 30, 2015 Net investment (In thousands)	Owned %	December 31, 2014 Net investment (In thousands)	Owned %
Tianwu General Steel Material Trading Co., Ltd.	2010	$15,087	32.0	$15,670	32.0

Total investment loss in unconsolidated subsidiaries from continuing operations amounted to $0 and $0 thousand for the three months ended September 30, 2015 and 2014, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive loss. Total investment income (loss) in unconsolidated subsidiaries from continuing operations amounted to $(5.4) thousand and $0 for the nine months ended September 30, 2015 and 2014, respectively, which was included in “Income from equity investments” in the condensed consolidated statements of operations and comprehensive loss.

Total investment income in unconsolidated subsidiaries from operations held for sale amounted to $29 thousand and $32 thousand for the three months ended September 30, 2015 and 2014, respectively, which was included in net loss from operations to be disposed in the condensed consolidated statements of operations and comprehensive loss. Total investment income in unconsolidated subsidiaries from operations held for sale amounted to $31 thousand and $99 thousand for the nine months ended September 30, 2015 and 2014, respectively, which was included in net loss from operations to be disposed in the condensed consolidated statements of operations and comprehensive loss.

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

The Company engages in trading transactions in which the Company acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, the Company does not have any general inventory risk, physical inventory loss risk or credit risk, and the Company does not have much latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45. Sales in trading transactions, which were netted against corresponding cost of goods sold, amounted to $64.8 million and $99.8 million for the three months ended September 30, 2015 and 2014, respectively, and $299.6 million and $218.9 million for the nine months ended September 30, 2015 and 2014, respectively. The net gain (loss) included in either net sales or cost of sales from continuing operations amounted to $1.2 million and $(0.3) million for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $(0.7) million for the nine months ended September 30, 2015 and 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n)	Operations held for sale

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations to be disposed), less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of Discontinued Operations Classified as Held for Sale in the Condensed Consolidated Balance Sheet.

	September 30,	December 31,
(In thousands)	2015	2014
	(Unaudited)
Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$1,832	$11,467
Restricted cash	149,853	341,024
Notes receivable	4,800	10,290
Restricted notes receivable	21,359	111,801
Loans receivable	40,951	36,001
Accounts receivable, net	6,115	5,671
Accounts receivable - related parties, net	3,502	7,838
Other receivables, net	61,894	54,680
Other receivables - related parties, net	37,704	35,790
Inventories	108,583	156,327
Advances on inventory purchase, net	17,969	17,364
Advances on inventory purchase - related parties	11,391	38,560
Prepaid expense and other	2,278	4,568
Prepaid taxes	3,341	5,060
Short-term investment	2,667	2,688
Total current assets held for sale	474,239	839,129

OTHER ASSETS:
Property and equipment, net	543,026	1,541,188
Advances on equipment purchase	2,151	11,438
Investment in unconsolidated entities	1,043	1,153
Long-term deferred expense	37	41
Intangible assets, net of accumulated amortization	21,662	22,960
Total other assets held for sale	567,919	1,576,780

Total assets of the disposal group classified as held for sale	$1,042,158	$2,415,909

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Short term notes payable	$393,996	$638,829
Accounts payable	560,455	612,801
Accounts payable - related parties	265,214	205,914
Short term loans - bank	57,661	216,940
Short term loans - others	56,762	60,717
Short term loans - related parties	345,712	45,710
Other payables and accrued liabilities	59,220	48,575
Other payables - related parties	34,850	81,390
Customer deposits	32,363	87,372
Customer deposits - related parties	74,008	34,895
Deposit due to sales representatives	4,020	17,871
Deposit due to sales representatives - related parties	2,291	2,509
Taxes payable	5,842	4,026
Deferred lease income, current	2,096	2,176
Capital lease obligations, current	10,156	8,508
Total current liabilities held for sale	1,904,646	2,068,233

NON-CURRENT LIABILITIES HELD FOR SALE
Long-term loans - related party	339,437	339,549
Deferred lease income, noncurrent	68,463	72,713
Capital lease obligations, noncurrent	389,217	393,252
Profit sharing liability at fair value	-	70,422
Total non-current liabilities held for sale	797,117	875,936

Total liabilities of the disposal group classified as held for sale	$2,701,763	$2,944,169

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the Carrying Amounts of Major Classes of Net Loss from Operations to be Disposed Classified as Held for Sale in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
SALES	$341,130	$456,157	$1,066,576	$1,476,784
SALES - RELATED PARTIES	187,955	106,680	319,276	268,262
TOTAL SALES	529,085	562,837	1,385,852	1,745,046
COST OF GOODS SOLD	373,998	447,227	1,180,748	1,459,982
COST OF GOODS SOLD - RELATED PARTIES	203,839	105,733	350,274	269,207
TOTAL COST OF GOODS SOLD	577,837	552,960	1,531,022	1,729,189
GROSS (LOSS) PROFIT	(48,752)	9,877	(145,170)	15,857

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(19,326)	(14,369)	(55,179)	(49,353)
EXCESS OVERHEAD DURING MAINTENANCE	(3,258)	-	(27,701)	-
IMPAIRMENT CHARGE	-	-	(973,860)	-
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	-	14,727	70,423	11,758
(LOSS) INCOME FROM OPERATIONS	(71,336)	10,235	(1,131,487)	(21,738)

OTHER INCOME (EXPENSE)
Interest income	793	2,686	4,494	9,461
Finance/interest expense	(21,282)	(17,832)	(69,086)	(69,953)
Loss on disposal of equipment and intangible assets	(13)	(21)	(41)	(117)
Income from equity investments	29	32	31	99
Foreign currency transaction loss	(702)	71	(2,185)	(1,746)
Lease income	532	542	1,620	1,630
Other non-operating income (expense), net	1,013	(249)	1,152	(580)
Other expense, net	(19,630)	(14,771)	(64,015)	(61,206)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(90,966)	(4,536)	(1,195,502)	(82,944)
PROVISION FOR INCOME TAXES	80	93	221	205
NET LOSS FROM OPERATIONS TO BE DISPOSED	(91,046)	(4,629)	(1,195,723)	(83,149)
Less: Net loss attributable to noncontrolling interest from operations to be disposed	(34,016)	(1,674)	(482,248)	(33,229)
NET LOSS FROM OPERATIONS TO BE DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(57,030)	$(2,955)	$(713,475)	$(49,920)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(o)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying unaudited condensed consolidated statements of operations and cash flows.

(p)	Recently issued accounting pronouncements

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

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company has applied early adoption of this standard in the second quarter of 2015. The implementation of this standard resulted in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within the Company’s unaudited condensed consolidated balance sheets.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. The Company does not expect the adoption of ASU 2015-11 to have material impact on the Company’s unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is evaluating the effect, if any, on the Company’s unaudited condensed consolidated financial statements

Note 3 – Loans receivable

Loans receivable, including to related parties represent amounts the Company expects to collect from unrelated and related parties upon maturity.

The Company had the following loan receivable held for sale due within one year as of:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to unrelated party; due on demand; interest rate is 8.0%.	$40,951	$36,001

The Company has the following loans receivable – related parties in continuing operations due within one year as of:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to Tianjin Hengying Trading Co., Ltd.; due on demand; interest rate is 10.0%.	$-	$13,997
Loan to Tianjin Dazhan Industry Co., Ltd.; due on demand; interest rate is 10.0%.	-	14,617
Loan to Beijing Shenghua Xinyuan Metal Materials Co., Ltd.; due on demand; interest rate is 10.0%.	5,874	6,099
Total loans receivable – related parties	$5,874	$34,713

See Note 18 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans in continuing operations amounted to $0.8 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively.

Total interest income for the loans in continuing operations amounted to $2.0 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Accounts receivable (including related parties), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Accounts receivable	$16,791	$9,804
Less: allowance for doubtful accounts	(489)	(483)
Accounts receivable – related parties	4,291	8,624
Less: allowance for doubtful accounts – related parties	(122)	(126)
Net accounts receivable	20,471	17,819
Less: accounts receivable, net held for sale	(9,617)	(13,509)
Net accounts receivable - continuing operations	$10,854	$4,310

Movement of allowance for doubtful accounts is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$609	$1,053
Charge to expense	24	368
Less: recovery	-	(8)
Deconsolidation of Baotou Steel		(798)
Exchange rate effect	(22)	(6)
Ending balance	611	609
Less: balance held for sale	(611)	(609)
Ending balance – continuing operations	$-	$-

Note 5 – Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Other receivables	$84,797	$73,944
Less: allowance for doubtful accounts	(13,475)	(10,198)
Other receivables – related parties	42,450	39,734
Less: allowance for doubtful accounts – related parties	(63)	(64)
Net other receivables	113,709	103,416
Less: other receivables, net held for sale	(99,598)	(90,470)
Net other receivables – continuing operations	$14,111	$12,946

Movement of allowance for doubtful accounts, including related parties, is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$10,262	$2,606
Charge to expense	3,771	7,670
Less: recovery	(7)	(6)
Exchange rate effect	(488)	(8)
Ending balance	13,538	10,262
Less: balance held for sale	(13,538)	(10,262)
Ending balance – continuing operations	$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Supplies	$14,553	$18,838
Raw materials	56,951	143,563
Finished goods	46,664	12,301
Less: allowance for inventory valuation	(9,585)	(18,375)
Total inventories	108,583	156,327
Less: inventories held for sale	(108,583)	(156,327)
Inventories – continuing operations	$-	$-

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of September 30, 2015 and December 31, 2014, the Company had provided allowance for inventory valuation in the amounts of $9.6 million and $18.4 million, respectively.

Movement of allowance for inventory valuation is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$18,375	$15,397
Addition	50,263	18,362
Less: write-off	(58,542)	(15,311)
Exchange rate effect	(511)	(73)
Ending balance	$9,585	$18,375

Note 7 – Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Advances on inventory purchases	$35,468	$76,320
Less: allowance for doubtful accounts	(1,962)	(2,501)
Advances on inventory purchases – related parties	11,391	45,617
Net advances on inventory purchases	44,897	119,436
Less: advances on inventory purchases held for sale	(29,360)	(55,924)
Net advances on inventory purchases – continuing operations	$15,537	$63,512

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts, including related parties, is as follows:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$2,501	$105
Charge to expense	-	2,395
Exchange rate effect	(539)	1
Ending balance	1,962	2,501
Less: balance held for sale	(376)	(904)
Ending balance – continuing operations	$1,586	$1,597

Note 8 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Buildings and improvements	$221,846	$279,776
Machinery	455,077	669,427
Machinery under capital lease	294,157	626,735
Transportation and other equipment	15,778	22,765
Construction in progress	8,859	342,660
Subtotal	995,717	1,941,363
Less: accumulated depreciation	(452,691)	(398,227)
Total	543,026	1,543,136
Less: plant and equipment, net held for sale	(543,026)	(1,541,188)
Plant and equipment, net – continuing operations	$-	$1,948

Construction in progress for assets held for sale consisted of the following as of September 30, 2015:

	Value	Completion	Estimated additional cost to complete
Description	(In thousands)	Date	(In thousands)
Restructuring of ventilation system	2,071	December 2015	2,325
Energy management system	3,869	December 2015	204
Reconstruction of miscellaneous factory buildings	474	December 2015	4,645
Project materials	2,061		-
Others	384		-
Total	$8,859		$7,174

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of assets acquired under the capital lease under operations held for sale consists of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$294,157	$626,735
Less: accumulated depreciation	(121,680)	(107,782)
Carrying value of leased assets	$172,477	$518,953

Long-lived assets, including construction in progress, are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable to determine whether their carrying value has become impaired. The Company assessed the recoverability of all of its remaining long-lived assets at September 30, 2015 and December 31, 2014, respectively. While such assessment did not result in any impairment charges as of December 31, 2014, as the Chinese steel industry conditions continued to worsen during the six months ended June 30, 2015, which deviated from the Company’s previous anticipated industry environment improvement, the sum of the discounted cash flows expected to generate from the long-lived assets and their disposition were less than the carrying value by $973.9 million (RMB 6.0 billion). As a result, an impairment was recorded and included in operating expenses for the six months ended June 30, 2015 (see Note 2(f)). The discounted cash flows were determined using certain expected changes to the current operational assumptions using the average of three possible cash flow scenarios (see Note 2(j)). If those expectations are not met, the Company may be required to record additional impairment charges in future periods. The Company reassessed the recoverability of its remaining long-lived assets at September 30, 2015 and deemed the remaining long-lived assets to be fully recoverable.

Depreciation expense from continuing operations for the three months ended September 30, 2015 and 2014 amounted to $0.6 million and $0.6 million, respectively.

Depreciation expense from operations to be disposed for the three months ended September 30, 2015 and 2014 amounted to $15.2 million and $23.1 million, respectively. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2015 and 2014, which amounted to $7.6 million and $7.7 million, respectively (See Notes 2(j) and 2(f)).

Depreciation expense from continuing operations for the nine months ended September 30, 2015 and 2014 amounted to $1.9 million and $1.5 million, respectively.

Depreciation expense from operations to be disposed for the nine months ended September 30, 2015 and 2014 amounted to $70.0 million and $69.5 million, respectively. These amounts include depreciation of assets held under capital leases for the nine months ended September 30, 2015 and 2014, which amounted to $23.5 million and $23.3 million, respectively (See Notes 2(j) and 2(f)).

Note 9 – Intangible assets, net

Intangible assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Land use rights	$29,594	$30,726
Mining right	2,357	2,447
Software	1,076	1,058
Subtotal	33,027	34,231
Less:
Accumulated amortization – land use rights	(9,281)	(9,127)
Accumulated amortization – mining right	(1,319)	(1,431)
Accumulated amortization – software	(765)	(713)
Subtotal	(11,365)	(11,271)
Intangible assets, net	21,662	22,960
Less: intangible assets, net held for sale	(21,662)	(22,960)
Intangible assets, net – continuing operations	$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross amount of the intangible assets amounted to $33.0 million and $34.2 million as of September 30, 2015 and December 31, 2014, respectively. The remaining weighted average amortization period is 32.0 years as of September 30, 2015.

Total amortization expense from operations to be disposed for the three months ended September 30, 2015 and 2014 amounted to $0.2 million and $0.1 million, respectively.

Total amortization expense from operations to be disposed for the nine months ended September 30, 2015 and 2014 amounted to $0.6 million and $0.6 million, respectively.

Total depletion expense from operations to be disposed for the three months ended September 30, 2015 and 2014 amounted to $0.04 million and $0.04 million, respectively.

Total depletion expense from operations to be disposed for the nine months ended September 30, 2015 and 2014 amounted to $0.1 million and $0.1 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
September 30, 2016	$944	20,718
September 30, 2017	944	19,774
September 30, 2018	944	18,830
September 30, 2019	944	17,886
September 30, 2020	944	16,942
Thereafter	16,942	-
Total	$21,662

Note 10 – Debt

Short-term notes payable

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable from continuing operations amounted to $12.6 million and $14.7 million as of September 30, 2015 and December 31, 2014, respectively. Restricted cash as a guarantee for the notes payable held for sale amounted to $139.6 million and $324.7 million as of September 30, 2015 and December 31, 2014, respectively. Restricted notes receivable as a guarantee for the notes payable from continuing operations amounted to $0 and $0 as of September 30, 2015 and December 31, 2014, respectively. Restricted notes receivable as a guarantee for the notes payable held for sale amounted to $21.4 million and $0 as of September 30, 2015 and December 31, 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had the following short-term notes payable as of:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from October 2015 and March 2016. Restricted cash required of $12.6 million and $14.7 million as of September 30, 2015 and December 31, 2014, respectively; guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	$20,405	$22,806
Longmen Joint Venture: Notes payable to various banks in China, due various dates from October 2015 and March 2016. $139.6 million restricted cash and $21.4 million notes receivable are secured for notes payable as of September 30, 2015, and comparatively $324.7 million restricted cash and $0 notes receivable are secured for notes payable as of December 31, 2014, respectively; some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	393,996	638,829
Total short-term notes payable	414,401	661,635
Less: short-term notes payable held for sale	(393,996)	(638,829)
Short-term notes payable – continuing operations	$20,405	$22,806

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from December 2015 to August 2016. Weighted average interest rate was 7.3% per annum and 7.2% per annum as of September 30, 2015 and December 31, 2014, respectively; some are guaranteed by third parties and related parties. These loans were either repaid or renewed subsequently on the due dates.	$38,127	$40,562
Longmen Joint Venture: Loans from various banks in China, due various dates from July 2015 to May 2016. Weighted average interest rate was 7.7% per annum and 7.1% per annum as of September 30, 2015 and December 31, 2014, respectively; some are guaranteed by third parties and related parties, $9.8 million restricted cash and comparatively $16.3 million restricted cash and $111.8 million notes receivable were secured for the loans as of September 30, 2015 and December 31, 2014, respectively; These loans were either repaid or renewed subsequently on the due dates.	57,661	216,940
Total short-term loans – bank	95,788	257,502
Less: short-term loans – bank held for sale	(57,661)	(216,940)
Short-term loans – bank – continuing operations	$38,127	$40,562

As of December 31, 2014, the Company had not met its financial covenants stipulated by certain loan agreements related to the Company’s debt to asset ratio. Two of General Steel (China)’s bank loans contained financial covenants stipulating debt to asset ratios below 70%. At December 31, 2014, General Steel (China)’s debt to asset ratio was 90.8%.

Furthermore, the Company was a party to a loan agreement with a cross default clause whereby any breach of loan covenants would automatically result in default of the loan. The outstanding balance of the short term loans affected by the above breach of covenants and cross default as of December 31, 2014 was $4.7 million. According to the Company’s short term loan agreements, the banks had the rights to request for more collateral or additional guarantees if the breach of covenant was not remedied or request early repayment of the loan if the Company did not cure such breach within a certain period of time. As of the date of this report, the Company has repaid these loans and did not received any notice from the banks to request more collateral, additional guarantees or early repayment of the short term loans due to the breach of covenant.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to unrelated parties

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from October 2015 and September 2016, and weighted average interest rate was 14.2% per annum and 5.7% per annum as of September 30, 2015 and December 31, 2014, respectively. These loans were either repaid or renewed subsequently on the due dates.	$46,878	$16,999
Longmen Joint Venture: Loans from financing sales.	9,414	37,525
General Steel (China): Loan from unrelated party, due October 2015, interest rate was 18.0% per annum as of September 30, 2015.	1,569	-
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	470	6,193
Total short-term loans – others	58,331	60,717
Less: short-term loans – others held for sale	(56,762)	(54,524)
Short-term loans – others – continuing operations	$1,569	$6,193

The Company had various loans from unrelated companies amounting to $58.3 million and $60.7 million as of September 30, 2015 and December 31, 2014, respectively. Of the $58.3 million, $0.5 million loans carry no interest, $9.4 million of financing sales are subject to interest rates ranging between 4.6% and 12.0%, and the remaining $48.4 million are subject to interest rates ranging from 12.0% to 22.0%. All short term loans from unrelated companies are payable on demand and unsecured.

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

Longmen Joint Venture’s total financing sales for the three months ended September 30, 2015 and 2014 amounted to $105.8 million and $259.7 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2015 and 2014 amounted to $0.2 million and $1.4 million, respectively.

Longmen Joint Venture’s total financing sales for the nine months ended September 30, 2015 and 2014 amounted to $331.6 million and $719.3 million, respectively, which are eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the nine months ended September 30, 2015 and 2014 amounted to $1.5 million and $3.1 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short term loans due to related parties

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	$644	$670
General Steel China: Loan from Tianjin Hengying Trading Co., Ltd. due on demand, and interest rate is 10.0% per annum.	4,391	-
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	-	128
Longmen Joint Venture: Loans from Shaanxi Steel Group due on various dates through September 2016, and interest rate is between 6.9% and 8.0% per annum.	296,977	-
Longmen Joint Venture: Loan from Shaanxi Steel Group Hanzhong Steel Co., Ltd. due on demand, and interest rate is 8.0% per annum.	7,845	-
Longmen Joint Venture: Loans from financing sales.	40,890	45,582
Total short-term loans - related parties	350,747	46,380
Less: short-term loans – related parties held for sale	(345,712)	(45,710)
Short-term loans – related parties – continuing operations	$5,035	$670

Long-term loans due to related party-held for sale

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through March 2018 and interest rate are 5.6% - 8.0% per annum.	$339,437	$339,549

As of September 30, 2015 and December 31, 2014, total assets used by the Company as collateral for the aforementioned debts were $28.9 million and $96.9 million, respectively.

Total interest expense, net of capitalized interest, from continuing operations amounted to $0.8 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively.

Total interest expense, net of capitalized interest, from operations to be disposed amounted to $14.0 million and $2.4 million for the three months ended September 30, 2015 and 2014, respectively.

Total interest expense, net of capitalized interest, from continuing operations amounted to $3.1 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Total interest expense, net of capitalized interest, from operations to be disposed amounted to $36.0 million and $16.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Capitalized interest from operations to be disposed amounted to $0 and $1.3 million for the three months ended September 30, 2015 and 2014, respectively.

Capitalized interest from operations to be disposed amounted to $0 and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 11 – Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of September 30, 2015 and December 31 2014, customer deposits from continuing operations amounted to $17.1 million and $103.3 million, respectively, including deposits received from related parties, which amounted to $13.9 million and $97.7 million, respectively. As of September 30, 2015 and December 31 2014, customer deposits held for sale amounted to $106.4 million and $122.3 million, respectively, including deposits received from related parties, which amounted to $74.0 million and $34.9 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 – Deposits due to sales representatives – held for sale

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $6.3 million and $20.4 million in deposits due to sales representatives, including deposits due to related parties, held for sale as of September 30, 2015 and December 31, 2014, respectively.

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $7.3 million and $12.6 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company paid income tax from operations to be disposed amounted to $0.2 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, the Company used $21.3 million $2.4 million inventory, respectively, in plant and equipment constructions.

The Company had $24.4 million and $57.4 million notes receivable from financing sales loans to be converted to cash as of September 30, 2015 and 2014, respectively.

The Company transferred $24.9 million purchase deposits - related parties from loan receivables – related parties as of September 30, 2015.

The Company prepaid $2.8 million for consulting services through the issuance of common stocks.

During the nine months ended September 30, 2014, the Company had receivables of $0.01 million as a result of the disposal of equipment that had not been collected.

During the nine months ended September 30, 2014, the Company converted 0.05 million of equipment into inventory productions.

During the nine months ended September 30, 2014, the Company incurred $208.3 million of accounts payable for the purchase of equipment and construction in progress.

During the nine months ended September 30, 2014, one of the Company’s unconsolidated entities declared a dividend and the Company is entitled to a dividend of $0.2 million, which had not been collected.

During the nine months ended September 30, 2014, the Company acquired $5.9 million of equipment through capital leases.

Note 14 - Deferred lease income - held for sale

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The deferred lease income from operations to be disposed is amortized to income over the remaining term of the 40-year land sub-lease. For the three months ended September 30, 2015 and 2014, the Company recognized $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized $1.6 million and $1.6 million, respectively. As of September 30, 2015 and December 31, 2014, the balance of deferred lease income held for sale amounted to $70.6 million and $74.9 million, respectively, of which $2.1 million and $2.2 million represents balance to be amortized within one year. See Note 18 – Related party transactions and balances (k) – Deferred lease income for details.

Note 15 - Capital lease obligations - held for sale

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between the Company and the vendors. If the actual annual equipment operating hours exceed the estimated amount, the Company is obligated to make additional lease payments based on the additional energy cost saved during the lease period and will recognize the additional lease payments as contingent rent expense. As of September 30, 2015, $23.0 million (RMB $146.5 million) energy-saving equipment under these lease agreements have been capitalized and no contingent rent expense has been incurred.

Presented below is a schedule of estimated minimum lease payments on the capital lease obligation for the next five years:

Period ending September 30,	Capital Lease Obligations Minimum Lease Payments
(in thousands)
2016	$12,155
2017	182,305
2018	31,065
2019	28,883
2020	27,886
Thereafter	291,909
Total minimum lease payments	574,203
Less: amounts representing interest	(174,830)
Ending balance held for sale	$399,373

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense for the three months ended September 30, 2015 and 2014 on the capital lease obligations from operations to be disposed was $5.0 million and $5.2 million, respectively.

Interest expense for the nine months ended September 30, 2015 and 2014 on the capital lease obligations from operations to be disposed was $15.3 million and $16.0 million, respectively.

Note 16 – Profit sharing liability - held for sale

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation”) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. As of September 30, 2015, the profit sharing liability is reduced to $0. See Note 2(h) – “Financial instruments” for details.

Note 17 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations held for sale for the three and nine months ended September 30, 2015 and 2014 are as follows:

(In thousands)	The three months ended September 30, 2015	The three months ended September 30, 2014
Current	$80	$93
Deferred	-	-
Total provision for income taxes	$80	$93

(In thousands)	The nine months ended September 30, 2015	The nine months ended September 30, 2014
Current	$221	$205
Deferred	-	-
Total provision for income taxes	$221	$205

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Group’s losses carried forward from operations to be disposed of $863.5 million will begin to expire in 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for continuing operations as of September 30, 2015 and December 31, 2014 was $2.4 million and $2.6 million, respectively. The valuation allowance for operations to be disposed as of September 30, 2015 and December 31, 2014 was $239.9 million and $112.2 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

Movement of valuation allowance:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$114,820	$97,569
Current period addition	136,710	18,951
Current period reversal	(977)	(614)
Deconsolidation of Baotou Steel	-	(625)
Exchange difference	(8,258)	(461)
Ending balance	242,295	114,820
Less: balance held for sale	(239,871)	(112,215)
Ending balance – continuing operations	$2,424	$2,605

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2015. The net operating loss carry forwards for United States income taxes amounted to $6.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2034. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2015 was $2.0 million. The net change in the valuation allowance for the nine months ended September 30, 2015 was $0.9 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of September 30, 2015. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of September 30, 2015 and December 31, 2014, the Company had $3.2 million and $3.2 million in value added tax credit which are available to offset future VAT payables, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases from continuing operations amounted to $39.9 million and $39.9 million, respectively, for the three months ended September 30, 2015 and $17.0 million and $17.0 million, respectively, for the three months ended September 30, 2014. VAT on sales and VAT on purchases from continuing operations amounted to $49.4 million and $49.4 million, respectively, for the nine months ended September 30, 2015 and $37.2 million and $36.3 million, respectively, for the nine months ended September 30, 2014. VAT on sales and VAT on purchases amounted to $182.9 million and $178.3 million, respectively, for the three months ended September 30, 2015 and $200.6 million and $193.8 million, respectively, for the three months ended September 30, 2014. VAT on sales and VAT on purchases amounted to $522.0 million and $504.4 million, respectively, for the nine months ended September 30, 2015 and $511.9 million and $500.9 million, respectively, for the nine months ended September 30, 2014.

Taxes payable consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
VAT taxes payable	$4,858	$3,147
Income taxes payable	235	243
Misc. taxes	1,891	1,811
Totals	6,984	5,201
Less: taxes payable held for sale	(5,842)	(4,026)
Taxes payable – continuing operations	$1,142	$1,175

Note 18 – Related party transactions and balances

Related party transactions

a. Capital lease - operations held for sale:

As disclosed in Notes 15 – “Capital lease obligations”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$283,168	$602,878
Less: accumulated depreciation	(117,349)	(105,001)
Carrying value of leased assets	$165,819	$497,877

b. The following chart summarized sales to related parties from operations to be disposed for the three and nine months ended September 30, 2015 and 2014.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	Three months ended September 30, 2015	Three months ended September 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$19,874	$45,200
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group*	1,365	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	1,969	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	16,939	22,126
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	7,280	22,216
Shaanxi Steel	Majority shareholder of Long Steel Group	79,702	734
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	31,746	14,406
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	29,080	1,998
Total		$187,955	$106,680

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

Name of related parties	Relationship	Nine months ended September 30, 2015	Nine months ended September 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$69,404	$115,150
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group	1,365	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	1,969	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	45,339	22,946
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	24,138	69,919
Shaanxi Steel	Majority shareholder of Long Steel Group	80,421	1,831
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	67,560	35,795
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	29,080	13,733
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	8,888
Total		$319,276	$268,262

Sales to related parties in trading transactions from continuing operations, which were netted against the corresponding cost of goods sold, amounted to $58.1 million and $49.2 million for the three months ended September 30, 2015 and 2014, respectively. See Note 2(m) Revenue Recognition for details.

Sales to related parties in trading transactions from continuing operations, which were netted against the corresponding cost of goods sold, amounted to $253.1 million and $141.1 million for the nine months ended September 30, 2015 and 2014, respectively. See Note 2(m) Revenue Recognition for details.

c. The following charts summarize purchases from related parties for the three and nine months ended September 30, 2015 and 2014.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	Three months ended September 30, 2015	Three months ended September 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$111,458	$27,649
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	34,220	41,690
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	4,091	32,536
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	835	13,441
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	5,442	7,636
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	9,716	5,090
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	16,764
Total		165,762	144,806
Less: purchases from operations to be disposed		(156,046)	(122,952)
Purchases from related parties – continuing operations		$9,716	$21,854

Name of related parties	Relationship	Nine months ended September 30, 2015	Nine months ended September 30, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$294,258	$279,925
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	91,286	125,957
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	5,165	38,456
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	3,486	14,385
Shaanxi Steel	Majority shareholder of Long Steel Group	10,479	-
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	6,283	-
Wendlar Tianjin Industry CO., Ltd	Partially owned by CEO through indirect shareholding	14,794	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	19,542	21,857
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	73,646	83,649
Tianjin General Quigang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	18,201	13,618
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	45,604
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	16,764
Others	Entities either owned or have significant influence by our affiliates or management	711	140
Total		537,851	640,355
Less: purchases from operations to be disposed		(498,573)	(564,369)
Purchases from related parties – continuing operations		$39,278	$75,986

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a. Loans receivable – related parties in continuing operations:

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$-	$13,997
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	-	14,617
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	5,874	6,099
Total		$5,874	$34,713

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

b. Accounts receivables – related parties:

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,796	$148
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	649	-
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	68	5,715
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	18	19
Shaanxi Steel	Majority shareholder of Long Steel Group	1,760	2,101
Others		-	641
Total		4,291	8,624
Less: accounts receivables – related parties held for sale		(3,624)	(7,964)
Accounts receivable – related parties – continuing operations		$667	$661

c. Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$1,846	$165
Shaanxi Steel	Majority shareholder of Long Steel Group	1,098	35,669
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	1,178	1,237
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1,348	721
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	742	313
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	1,101	1,101
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	34,817	-
Others	Entities either owned or have significant influence by our affiliates or management	320	528
Total		42,450	39,734
Less: other receivables – related parties held for sale		(37,767)	(35,854)
Other receivables – related parties – continuing operations		$4,683	$3,880

d. Advances on inventory purchase – related parties:

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$7,469	$7,139
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	27,549
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	3,860	3,807
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	32	7,091
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	11	-
Others	Entities either owned or have significant influence by our affiliates or management	19	31
Total		11,391	45,617
Less: advances on inventory purchase – related parties held for sale		(11,391)	(38,560)
Advances on inventory purchase – related parties – continuing operations		$-	$7,057

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e. Accounts payable - related parties:

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$53,003	$64,276
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	120,258	79,886
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	4,360	23,726
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	837	869
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	3,396	11,035
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	1
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	1,046	746
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	34	36
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	2,462
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	10,423	22,916
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,111	1,773
Shaanxi Steel	Majority shareholder of Long Steel Group	71,832	-
Others	Entities either owned or have significant influence by our affiliates or management	24	57
Total		269,325	207,783
Less: accounts payable – related parties held for sale		(265,214)	(205,914)
Accounts payable – related parties – continuing operations		$4,111	$1,869

f. Short-term loans - related parties:

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel Group Hanzhong Steel Co., Ltd.	Subsidiary of Shaanxi Steel	$7,845	$-
Shaanxi Steel	Majority shareholder of Long Steel Group	296,977	-
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	40,890	34,460
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,391	3,039
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,211
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	644	670
Total		350,747	46,380
Less: short-term loans – related parties held for sale		(345,712)	(45,710)
Short-term loans – related parties – continuing operations		$5,035	$670

See Note 10 – Debt for the loan details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

g. Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$3,543	$378
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	4,613	33,968
Shaanxi Steel	Majority shareholder of Long Steel Group	17,996	44,146
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	1,202	1,196
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	433	399
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	2,932	3,883
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	522	2,775
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	8,502	-
Teamlink Investment Co., Ltd	Partially owned by CEO through indirect shareholding	20,500	-
Others	Entities either owned or have significant influence by our affiliates or management	43	507
Total		60,286	87,252
Less: other payables – related parties held for sale		(34,850)	(81,390)
Other payables – related parties – continuing operations		$25,436	$5,862

h. Customer deposits – related parties:

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$10	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	1,763	4,467
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	-	6,844
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	16,814	23,517
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	15	57
Shaanxi Steel	Majority shareholder of Long Steel Group	55,406	-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	13,933	97,721
Total		87,941	132,616
Less: customer deposits – related parties held for sale		(74,008)	(34,895)
Customer deposits – related parties – continuing operations		$13,933	$97,721

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

i. Deposits due to sales representatives – related parties held for sale

Name of related parties	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$1,632	$652
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	-	1,075
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	196
Chengdu Yusheng Steel Trading Co., Ltd	Subsidiary of Long Steel Group	94	-
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	565	586
Total		$2,291	$2,509

j. Long-term loans – related party held for sale:

Name of related party	Relationship	September 30, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$339,437	$339,549

The Company also provided guarantee on related parties’ bank loans amounting to $70.9 million and $82.3 million as of September 30, 2015 and as of December 31, 2014, respectively.

k. Deferred lease income held for sale

	September 30, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$74,889	$77,444
Less: Lease income realized	(1,621)	(2,176)
Exchange rate effect	(2,709)	(379)
Ending balance	70,559	74,889
Current portion	(2,096)	(2,176)
Noncurrent portion	$68,463	$72,713

For the three months ended September 30, 2015 and 2014, the Company’s operations to be disposed realized lease income from Shaanxi Steel, a related party, amounting to $0.5 million and $0.5 million, respectively.

For the nine months ended September 30, 2015 and 2014, the Company’s operations to be disposed realized lease income from Shaanxi Steel, a related party, amounting to $1.6 million and $1.6 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 – Equity

2015 Equity Transactions

On April 14, 2015, the Company granted 100,000 shares of common stock for investor relations consulting services under a service agreements dated April 14, 2015. The shares were valued at $4.9 per share, the quoted market price at the time the services were provided.

On June 9, 2015, the Company granted 299,600 shares of common stock to senior management personnel. The shares were valued at $3.85 per share, the quoted market price at the time the shares were granted.

On July 17, 2015, the Company granted 1,200,000 shares of common stock for business growth and strategic consulting services under two six-month service agreements dated July 1, 2015. The shares were valued at $3.00 per share, the quoted market price at the time the shares were granted.

On October 20, 2015, the board of directors of the Company approved a 1-for-5 reverse stock split of its common stock, to be effectuated subject to filing with the Secretary of State of Nevada. The reverse stock split was effected on October 29, 2015. All shares and per share amounts used in the Company’s unaudited condensed consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-5 reverse stock split effected on October 29, 2015.

Note 20 – Retirement plan - operations held for sale

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense from operations to be disposed incurred by the Company for the three months ended September 30, 2015 and 2014 amounted to $3.3 million and $5.0 million, respectively. Total pension expense incurred by the Company for the nine months ended September 30, 2015 and 2014 amounted to $9.3 million and $10.8 million, respectively.

Note 21 – Commitment and contingencies

Operating Lease Commitments

Total operating lease commitments for rental of offices, buildings, equipment and land use rights of the Company’s PRC subsidiaries as of September 30, 2015 is as follows:

Year ending September 30,	Minimum lease payment
(in thousands)
2016	$1,937
2017	1,937
2018	1,507
2019	1,200
2020	1,200
Years after	39,188
Total minimum payments required	46,969
Less: minimum payments required of operations to be disposed	(45,190)
Minimum payments required – continuing operations	$1,779

Total rental expense from continuing operations was $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total rental expense from operations to be disposed was $0.6 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively.

Total rental expense from continuing operations was $0.3 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively.

Total rental expense from operations to be disposed was $1.1 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Contractual Commitments

Longmen Joint Venture has $7.2 million contractual obligations related to construction projects as of September 30, 2015 estimated to be fulfilled in December 2015.

Contingencies

As of September 30, 2015, Longmen Joint Venture provided guarantees to related parties’ and third parties’ bank loans, including lines of credit and others, amounting to $70.9 million.

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$63,074	Various from October 2015 to May 2016
Bank loan	7,845	April 2016
Total	$70,919

Name of parties being guaranteed	Guarantee amount	Guaranty Due Date
	(In thousands)
Long Steel Group	$56,484	Various from January to May 2016
Shaanxi Haiyan Coke Group Co., Ltd.	14,435	Various from October 2015 to April 2016
Total	$70,919

As of September 30, 2015, the Company did not accrue any liability for the amounts the Group has guaranteed for third and related parties because those parties are current in their payment obligations and the Company has not experienced any losses from providing guarantees. The Company has evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following represents results of division operations for three months ended September 30, 2015 and 2014:

(In thousands)
Sales:	2015	2014
Longmen Joint Venture – held for sale	$528,903	$559,332
Maoming Hengda – held for sale	182	1,122
Baotou Steel Pipe Joint Venture – held for sale	-	2,383
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	1,173	20,335
Total sales	530,258	583,172
Interdivision sales	-	(20,335)
Consolidated sales	$530,258	$562,837

Gross profit (loss):	2015	2014
Longmen Joint Venture – held for sale	$(48,748)	$9,779
Maoming Hengda – held for sale	(4)	(80)
Baotou Steel – held for sale	-	178
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	1,173	(267)
Total gross loss	(47,579)	9,610
Interdivision gross profit	-	-
Consolidated gross (loss) profit	$(47,579)	$9,610

Income (loss) from operations:	2015	2014
Longmen Joint Venture – held for sale	$(71,083)	$10,513
Maoming Hengda – held for sale	(253)	(248)
Baotou Steel – held for sale	-	(30)
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	456	74
Total loss from operations	(70,880)	10,309
Reconciling item (1)	(2,669)	(2,406)
Consolidated (loss) income from operations	$(73,549)	$7,903

Net loss attributable to General Steel Holdings, Inc.:	2015	2014
Longmen Joint Venture – held for sale	$(56,738)	$(2,613)
Maoming Hengda – held for sale	(292)	(318)
Baotou Steel – held for sale	-	(24)
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	(779)	1,830
Total net loss attributable to General Steel Holdings, Inc.	(57,809)	(1,125)
Reconciling item (1)	(2,672)	(2,365)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(60,481)	$(3,490)

Depreciation, amortization and depletion:	2015	2014
Longmen Joint Venture – held for sale	$14,465	$22,960
Maoming Hengda – held for sale	310	437
Baotou Steel – held for sale	-	64
General Shengyuan – continuing operation	-
General Steel (China) – continuing operation	596	447
Consolidated depreciation, amortization and depletion	$15,371	$23,908

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Finance/interest expenses:	2015	2014
Longmen Joint Venture – held for sale	$21,282	$17,831
Maoming Hengda – held for sale	-	1
Baotou Steel – held for sale	-	-
General Shengyuan – continuing operation	-
General Steel (China) – continuing operation	752	1,588
Reconciling item (1)	1	2
Consolidated interest expenses	$22,035	$19,422

Capital expenditures:	2015	2014
Longmen Joint Venture – held for sale	$45,737	$5,096
Maoming Hengda – held for sale	-	16
Baotou Steel – held for sale	-	1
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	-	-
Reconciling item (1)	-	-
Consolidated capital expenditures	$45,737	$5,113

The following represents results of division operations for nine months ended September 30, 2015 and 2014:

(In thousands)
Sales:	2015	2014
Longmen Joint Venture – held for sale	$1,385,661	$1,740,645
Maoming Hengda – held for sale	191	1,373
Baotou Steel Pipe Joint Venture – held for sale	-	3,028
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	1,175	20,388
Total sales	1,387,027	1,765,434
Interdivision sales	-	(20,388)
Consolidated sales	$1,387,027	$1,745,046

Gross profit (loss):	2015	2014
Longmen Joint Venture – held for sale	$(145,117)	$15,734
Maoming Hengda – held for sale	(53)	(35)
Baotou Steel – held for sale	-	158
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	1,175	(714)
Total gross loss	(143,995)	15,143
Interdivision gross profit	-	-
Consolidated gross (loss) profit	$(143,995)	$15,143

Loss from operations:	2015	2014
Longmen Joint Venture – held for sale	$(1,130,403)	$(20,706)
Maoming Hengda – held for sale	(1,084)	(824)
Baotou Steel – held for sale	-	(207)
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	(1,125)	(3,159)
Total loss from operations	(1,132,612)	(24,896)
Reconciling item (1)	(4,671)	(4,539)
Consolidated loss from operations	$(1,137,283)	$(29,435)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net loss attributable to General Steel Holdings, Inc.:	2015	2014
Longmen Joint Venture – held for sale	$(712,262)	$(48,775)
Maoming Hengda – held for sale	(1,213)	(978)
Baotou Steel – held for sale	-	(165)
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	(2,512)	(3,832)
Total net loss attributable to General Steel Holdings, Inc.	(715,987)	(53,750)
Reconciling item (1)	(4,674)	(4,323)
Consolidated net loss attributable to General Steel Holdings, Inc.	$(720,661)	$(58,073)

Depreciation, amortization and depletion:	2015	2014
Longmen Joint Venture – held for sale	$69,109	$69,268
Maoming Hengda – held for sale	924	899
Baotou Steel – held for sale	-	185
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	1,939	1,344
Consolidated depreciation, amortization and depletion	$71,972	$71,696

Finance/interest expenses:	2015	2014
Longmen Joint Venture – held for sale	$69,086	$69,952
Maoming Hengda – held for sale	-	1
Baotou Steel – held for sale	-	-
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	3,091	4,685
Reconciling item (1)	3	98
Consolidated interest expenses	$72,180	$74,736

Capital expenditures:	2015	2014
Longmen Joint Venture – held for sale	$85,911	$117,695
Maoming Hengda – held for sale	-	48
Baotou Steel – held for sale	-	1
General Shengyuan – continuing operation	-	-
General Steel (China) – continuing operation	-	82
Reconciling item (1)	-	-
Consolidated capital expenditures	$85,911	$117,826

Total Assets as of:	September 30, 2015	December 31, 2014
Longmen Joint Venture – held for sale	$1,036,236	$2,408,218
Maoming Hengda – held for sale	20,774	25,933
General Shengyuan – continuing operation	1,098	-
General Steel (China) – continuing operation	93,360	158,606
Interdivision assets	(32,418)	(30,486)
Reconciling item (2)	5,656	2,953
Total Assets	$1,124,706	$2,565,224

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel for the three and nine months ended September 30, 2015 and 2014, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd and Qiu Steel as of September 30, 2015 and December 31, 2014, which are non-operating entities.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 23 – Subsequent event

On October 23, 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. ("Catalon"), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Catalon's honeycomb technology is an integral part of the selective catalytic reduction ("SCR") process widely used in steel mills, thermal power stations, waste incinerators, stationary diesel motors, industrial plants, and heavy-duty trucks. Pursuant to the terms of the acquisition, the Company issued 13 million shares (2,600,000 "Payment Shares" after applying the retroactive effect of the one-for-five reverse stock split) of its common stock in exchange for a portion of their equity interests in Catalon, equating to 84.5% of all outstanding ownership interests in Catalon. The Payment Shares are being held in escrow, subject to minimum performance targets of Catalon. If those performance targets are not met in their entirety, the Payment Shares will be reduced proportionately to the percentage of the performance targets actually achieved. The Payment Shares are also subject to a lock-up period placing restrictions on the Selling Shareholders' ability to directly or indirectly transfer or otherwise dispose of the Payment Shares for a defined period. As a result of the issuance of the Payment Shares, the Company had 82,984,282 common stock (16,596,856 shares after applying the retroactive effect of the one-for-five reverse stock split) issued and outstanding as of October 23, 2015.

On October 29, 2015, the Company executed a one-for-five reverse stock split (the "Reverse Stock Split") of its authorized shares of common stock, par value $0.001. Every five issued and outstanding shares of the Company’s common stock was converted into one share, and the number of authorized shares of the Company’s common stock was reduced on a one-for-five basis. As a result of the Reverse Stock Split, the number of outstanding shares of the Company's common stock was reduced from approximately 83 million to approximately 17 million. No fractional shares was issued in connection with the Reverse Stock Split. Instead, the Company rounded up to the next full share of the Company's common stock any fractional shares that result from the Reverse Stock Split. The Reverse Stock Split was retroactively applied to all periods presented in the condensed consolidated financial statements.

In November 2015, the Company was awarded a $13.7 million contract for De-NOx SCR honeycomb catalysts through its newly acquired subsidiary, Catalon, by signing a procurement contract with Tengri Group Tsaidam Nuur Energy.

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

Recent Developments and Third Quarter Highlights

The third quarter of 2015 was highlighted with the following:

•	Net loss attributable to us in the third quarter of 2015 increased by 1,633.0% to $60.5 million, from $3.5 million in the third quarter of 2014, due to the increased of net loss from our operations to be disposed from Shanxi Longmen Iron and Steel Co. Ltd. (“Longmen Joint Venture”) mainly as a result of a significant decrease in rebar selling price despite an increase of sales volume during the quarter. For the third quarter of 2015, sales volume of rebar in Longmen Joint Venture totaled 2.0 million metric tons, an increase of 35.8%, compared to 1.4 million metric tons in the third quarter of 2014, with an average selling price of $270.2 per ton, as compared to $388.1 per ton in the third quarter of 2014.

•	On October 23, 2015, we completed an all-equity Share Exchange Agreement (the “Agreement”) by and among General Steel, Catalon Chemical Corp., a Delaware corporation (“Catalon”), Anyuan Zhu (“Zhu”), Lindenburg Ventures Ltd., a British Virgin Islands corporation (“Lindenburg”), and Honghui Du (“Du”) (each of Zhu, Lindenburg and Du, a “Selling Stockholder” and together, the “Selling Stockholders”). At the closing of the share exchange on October 23, 2015, the Selling Stockholders received 13 million shares (2,600,000 “Payment Shares” after applying the retroactive effect of the one-for-five reverse stock split) of General Steel Common Stock in exchange for a portion of their equity interests in Catalon, equating to 84.5% of all outstanding ownership interests in Catalon. Catalon’s honeycomb technology is an integral part of the selective catalytic reduction (“SCR”) process widely used in steel mills, thermal power stations, waste incinerators, stationary diesel motors, industrial plants, and heavy-duty trucks. Catalon, along with its honeycomb technology, was valued at approximately $20 million by an independent third party. The acquisition is expected to enable us to pursue the large and rapidly growing clean tech business in China to facilitate its business transformation.

•	On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, has committed to a plan and authorized our chairman, CEO and CFO (the “Appropriate Officers”) to act on behalf of us to engage in any and all preliminary discussions and negotiations with potential third-party purchasers for each of Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”) and Longman Joint Venture. As a result of this decision and the Appropriate officers’ actions taken to explore the sale of Maoming Hengda and Longmen Joint Venture, the operations results of Maoming Hengda and Longmen Joint Venture have been accounted for as operations to be disposed for all periods presented. Prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations to be disposed.

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

Our growth strategy is a combination of optimizing operating efficiencies in our steel business and expanding into other high-growth and high-margin non-steel industries:

•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure and continual cooperation and partnerships with leading state-owned enterprises (SOEs).
•	We aim to expand into other high-growth and high-margin non-steel industries, such as logistics and Internet-of-Things and Catalon.

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “Company”, “we”, “our” and “us” all refer to General Steel Holdings, Inc.

Steel Related Subsidiaries, IoT Technology Company and Clean Tech Business Company.

We presently have controlling interests in three steel-related subsidiaries, one IoT Technology company and one clean tech business company:

•	General Steel (China) Co., Ltd., formerly known as “Tianjin Daqiuzhuang Metal Steel Co. Ltd.” (“General Steel (China)”);

•	Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”);

•	Maoming Hengda Steel Co., Ltd. (“Maoming Hengda”);

•	Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”); and

•	Catalon Chemical Corp. (Catalon).

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

We acquired 84.5% equity interests in Catalon in October 2015. Catalon’s honeycomb technology is an integral part of the selective catalytic reduction (“SCR”) process widely used in steel mills, thermal power stations, waste incinerators, stationary diesel motors, industrial plants, and heavy-duty trucks. Catalon, along with its honeycomb technology, was valued at approximately $20 million by an independent third party. The acquisition is expected to enable us to pursue the large and rapidly growing clean tech business in China to facilitate its business transformation.

On November 4, 2015, the Board authorized our management to pursue the potential sale of all of our ownership in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. If the divestiture and restructuring of the our steel business is fully completed as currently contemplated, our remaining businesses will be primarily comprised of General Steel (China) Co., Ltd, a trading company that mainly sources overseas iron ore for steel mills, General Shengyuan IoT, which develop and commercialize RFID technologies and data solutions, and Catalon, which develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.

We are engaging in preliminary discussions with potential purchasers for Maoming Hengda and Longmen Joint Venture, and as a result, we have reported their financial results for the third quarter of 2015 and will continue to for subsequent quarters with Longmen Joint Venture, which formerly represented over a majority of the Company's consolidated sales, and Maoming Hengda presented as one-line items in both the Company's Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

The following are percentages of operations held for sale to the consolidated totals for major financial statement amounts:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	99.8%	100.0%	99.9%	100.0%
Cost of goods sold	100.0%	100.0%	100.0%	100.0%
Provision for income taxes	100.0%	100.0%	100.0%	100.0%
Net loss	96.3%	89.6%	99.4%	91.1%
Net loss attributable to General Steel Holdings, Inc.	94.3%	84.7%	99.0%	86.0%

	September 30, 2015	December 31, 2014
Current assets	87.6%	86.5%
Other assets	97.3%	98.9%
Total assets	92.7%	94.2%
Current liabilities	94.1%	91.9%
Noncurrent liabilities	100.0%	100.0%
Total liabilities	95.8%	94.1%

General Steel (China) Co., Ltd

General Steel (China) started operations in 1988.

On May 14, 2009, General Steel (China) changed its official name from “Tianjin Daqiuzhuang Metal Sheet Co., Ltd.” to better reflect its role as a merger and acquisition platform for steel company investments in China.  In some instances, General Steel (China) retains the use of the name “Daqiuzhuang Metal” for brand recognition purposes within the industry.

On January 1, 2010, General Steel (China) entered into a lease agreement with Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd. (the “Lessee”), an unrelated third party, whereby General Steel (China) leased parts of its facility located at No. 1, Tonga Street, Daqiuzhuang Town, Jinghai County, Tianjin City to the Lessee for a monthly payment of $0.1 million (RMB 0.5 million). The lease expires in May 2021. Management evaluates the fair value of General Steel (China) long-lived assets on an annual basis, or upon a triggering event which would require an assessment sooner. As of September 30, 2015, Management is of the opinion that the fair value of the property, plant and equipment exceed their current carrying value.

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

Longmen Joint Venture pays Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit is allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit or loss generated by Longmen Joint Venture decreased from 60% to 36%. However, the overall capacity under the management of Longmen Joint Venture increased by three million tons, or 75%. The Agreement improved Longmen Joint Venture’s cost structure through sustainable and steady sourcing of key raw materials and reduced transportation costs. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception to the present time, nor intention to make future adjustment by the Company and Shaanxi Steel. The Agreement does not preclude the Company from selling its 60% ownership interest of Longmen Joint Venture.

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

Due to recurring losses and the deterioration of steel industry conditions in the second quarter of 2015, Management downgraded the evaluated fair value of Longmen Joint Venture’s long-lived assets in second quarter of 2015, and an impairment charge of approximately $974 million was recorded (Also see critical accounting policies – impairment of long-lived assets below). As of September 30, 2015, Management is of the opinion that the fair value of the property, plant and equipment exceed their current carrying value.

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

Management evaluates the fair value of Maoming Hengda’s long-lived assets on an annual basis, or upon a triggering event which would require an assessment sooner. As of September 30, 2015, Management is of the opinion that the fair value of the property, plant and equipment exceeded their current carrying value.

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

Catalon Chemical Corp.

In October 2015, we completed the acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics. Catalon's honeycomb technology is an integral part of the selective catalytic reduction ("SCR") process widely used in steel mills, thermal power stations, waste incinerators, stationary diesel motors, industrial plants, and heavy-duty trucks. The acquisition is expected to enable the Company to pursue the large and rapidly growing cleantech business in China to facilitate its business transformation.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the three and nine months ended September 30, 2015, approximately 48.3% and 27.9% of our sales were to five customers, respectively. We believe that revenue derived from our current and future large customers will continue to represent a significant portion of our total revenue.

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

We anticipate consistent demand for our products driven by these and many other construction and infrastructure projects despite pricing challenges under the current industry climate. We believe there will be sustained regional demand for several years as both the central and provincial governments continue to drive western region development efforts.

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

Results of Operations for the Three Months Ended September 30, 2015

Net Gain (Loss) – Trading Activities

Three months ended September 30, 2015 compared with three months ended September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

Net Gain (Loss) – Trading Activities	$1,173	$(267)	539.3%

General Steel (China) engages in trading transactions in which we act as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, we do not have any general inventory risk, physical inventory loss risk or credit risk, and we do not have much latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount.

Net gain from trading activities increased by 539.3% to $1.2 million for the three months ended September 30, 2015, compared to net loss $0.3 million for the same period in 2014. The increase of net gain was mainly due to the iron ore prices going down immediately after the trading transactions were entered into with our customers, which led to a lower purchase price from our suppliers as compared to our selling price and resulted in a net gain during the three months ended September 30, 2015 as compared to the net loss in the three months ended September 30, 2014, which was mainly due to the iron ore prices going up immediately after the trading transactions were entered into with our customers leading to a higher purchase price from our suppliers as compared to our selling price and resulted in net loss.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

Net Gain (Loss) – Trading Activities	$1,175	$(714)	264.6%

Net gain from trading activities increased by 264.6% to $1.2 million for the nine months ended September 30, 2015, compared to net loss $0.7 million for the same period in 2014. The increase of net gain mainly due to the iron ore prices going down immediately after the trading transactions were entered into with our customers, which led to a lower purchase price from our suppliers as compared to our selling price and resulted in net gain during the nine months ended September 30, 2015 as compared to the net loss in the nine months ended September 30, 2014, which was mainly due to the iron ore prices going up immediately after the trading transactions were entered into with our customers leading to a higher purchase price from our suppliers as compared to our selling price and resulted in a net loss.

General and Administrative Expenses (“G&A”)

Three months ended September 30, 2015 compared with three months ended September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

General and administrative expenses	$(3,386)	$(2,065)	64.0%

G&A expenses increased by 64.0% to $3.4 million for the three months ended September 30, 2015, compared to $2.1 million for the same period in 2014. The increase was mainly due to the increase of professional expenses of approximately $1.3 million in related to the shares that we issued to a consulting firm for business growth and strategic consulting.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

General and administrative expenses	$(6,971)	$(6,983)	(0.2)%

G&A expenses decreased by 0.2% to $6.9 million for the nine months ended September 30, 2015, compared to $6.9 million for the same period in 2014. The G&A expenses during the nine months ended September 30, 2015 are fairly consistent with the same period a year ago. G&A expenses primarily consisted of salary expenses, depreciation expenses, professional expenses and rental expense.

 (Loss) Income from Operations

Three months ended September 30, 2015 compared with three months September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

Loss from operations	$(2,213)	$(2,332)	(5.1)%

Loss from operations for the three months ended September 30, 2015 was $(2.2) million as compared to a loss of $(2.3) million for the same period in 2014. The decrease in loss from operations was predominantly due to the increase in net sales offset by the increase in G&A expenses.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

Loss from operations	$(5,796)	$(7,697)	(24.7)%

Loss from operations for the nine months ended September 30, 2015 was $(5.8) million as compared to $(7.7) million for the same period in 2014. The decrease in loss from operations was predominantly due to the increase in net sales.

Other Income (Expense)

Three months ended September 30, 2015 compared with three months ended September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

Interest income	758	81	835.8%
Finance/interest expense	(753)	(1,590)	(52.6)%
Foreign currency transaction (loss) gain	(1,468)	3,075	(147.7)%
Other non-operating income (expense), net	225	231	(2.6)%
Total other (expense) income, net	$(1,238)	$1,797	(168.9)%

Total other expense, net, for the three months ended September 30, 2015 was $(1.3) million, a 169.0% decrease compared to $1.8 million other income for the same period in 2014. The decrease was mainly a result of the $4.5 million increase in foreign currency transaction loss, which was mainly due to the depreciation of Chinese RMB against the United States dollars as compared to a year ago with the appreciation of Chinese RMB against the United States dollars. The increase in foreign currency transaction (loss) gain was offset partially by a $0.7 million increase in interest income from loans receivable – related parties as the weighted average outstanding balance of the loans increased during the three months ended September 30, 2015 compared to the same period a year ago. The increase in total other expense, net also was offset partially by a $0.8 million decrease in finance/interest expense as the weighted average outstanding bank loan balance decreased for the three months ended September 30, 2015 compared to the same period a year ago.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

Interest income	$2,129	$564	277.5%
Finance/interest expense	(3,094)	(4,783)	(35.3)%
Loss from equity investment	(5)	-	(100.0)%
Foreign currency transaction (loss) gain	(1,107)	3,075	(136.0)%
Other non-operating income (expense), net	687	688	(0.1)%
Total other expense, net	$(1,390)	$(456)	204.8%

Total other expense, net, for the nine months ended September 30, 2015 was $1.4 million, a 204.8% increase compared to $0.5 million for the same period in 2014. The increase was mainly a result of the $4.2 million increase in foreign currency transaction loss, which was mainly due to the depreciation of Chinese RMB against the United States dollars during the quarter ended September 30, 2015 as compared to a year ago with the appreciation of Chinese RMB against the United States dollars. The increase in other expenses, net also was attributable to the decrease of finance/interest expense of $1.7 million offset by the increase in interest income of $1.6 million. The increase in interest income from loans receivable – related parties was due to the increase in the weighted average outstanding balance of the loans during the three months ended September 30, 2015 compared to the same period a year ago. The decrease in finance/interest expense was due to the decrease in the weighted average outstanding bank loan balance for the three months ended September 30, 2015 compared to the same period a year ago.

Income Taxes

For the three months and nine months ended September 30, 2015 and 2014, we had no tax provision for income taxes. We evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets for our continuing operations. No deferred income tax benefit was recorded for the three months ended September 30, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Net Loss from Continuing Operations

Three months ended September 30, 2015 compared with three months ended September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

Net loss from continuing operations	$(3,451)	$(535)	545.0%

 Net loss from continuing operations for the three months ended September 30, 2015 was $(3.5) million as compared to a loss of $(0.1) million for the same period in 2014. The increase in loss from operations was predominantly due to the increase in G&A expenses and increase in other expenses, net offset by the increase in net sales.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

Net loss	$(7,186)	$(8,153)	(11.9)%

 Net loss from continuing operations for the nine months ended September 30, 2015 was $(7.2) million as compared to a loss of $(8.2) million for the same period in 2014. The decrease in loss from operations was predominantly due to the increase in net sales offset by the increase in other expenses, net.

Net Loss from Operations to be Disposed

Three months ended September 30, 2015 compared with three months ended September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

Net loss from operations to be disposed, net of applicable income taxes	$(91,046)	$(4,629)	1,866.9%

Net loss from operations to be disposed for the three months ended September 30, 2015 was $(91.0) million as compared to a loss of $(4.6) million for the same period in 2014. The increase in loss from operations was predominantly due to the loss from our Longmen Joint Venture operations as a result of a significant decrease in rebar selling price despite an increase of sales volume during the quarter.

For the third quarter of 2015, sales from operations to be disposed amounted to $529.1 million, a decrease of $33.8 million or 6% compared to $562.8 million for the third quarter of 2014. The decrease was mainly due to a decline in the average selling price of rebar by 30.4% from $388.1 per metric ton in the third quarter of 2014 to $270.2 per metric ton in the third quarter of 2015 despite a 35.8% increase in sales volume from 1.4 million metric tons in the third quarter of 2014 to 2.0 million metric tons in the third quarter of 2015.

For the third quarter of 2015, cost of goods sold from operations to be disposed amounted to $577.8 million, an increase of $24.9 million or 4.5% compared to $553.0 million for the third quarter of 2014. The increase was mainly driven by the 35.8% increase in sales volume despite the decreased unit costs of raw materials. The average costs of rebar manufactured decreased by 22.6% to approximately $295.1 per metric ton in the third quarter of 2015 from approximately $381.3 per metric ton in the same period of 2014.

As a result, our gross loss from operations to be disposed in the third quarter of 2015 was $(48.8) million, an increase in loss of $(58.6) million compared to a gross profit of $9.9 million in the third quarter of 2014. Along with a $5.0 million increase in selling, general and administrative expenses mainly due to increase in freight cost along with the increase in sales volume, a decrease in $14.7 million gain from change in fair value of profit sharing liabilities and $3.5 million increase in finance/interest expense, net loss from operations to be disposed increased to $(91.0) million as compared to a $(4.6) million loss for the same period in 2014.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

Net loss from operations to be disposed, net of applicable income taxes	$(1,195,723)	$(83,149)	1,338.0%

 Net loss from continuing operations for the nine months ended September 30, 2015 was $(1.2) billion as compared to a loss of $(83.1) million for the same period in 2014. The increase in loss from operations was predominantly due to the loss from our Longmen Joint Venture operations as a result of a significant decrease in rebar selling price despite an increase of sales volume during the quarter.

For nine months ended September 30, 2015, sales from operations to be disposed amounted to $1.4 billion, a decrease of $359.2 million or 20.6% compared to $1.7 billion for the same period in 2014. The decrease was mainly due to a decline in the average selling price of rebar by 29.8% from $428.3 per metric ton in nine months ended September 30, 2014 to $300.5 per metric ton in the nine months ended September 30, 2015 despite a 13.5% increase in sales volume from 4.1 million metric tons in 2014 to 4.6 million metric tons in 2015.

For nine months ended September 30, 2015, cost of goods sold from operations to be disposed amounted to $1.5 billion, a decrease of $198.2 million or 11.5% compared to $1.7 billion for the same period in 2014. The decrease was mainly driven by the decreased unit costs of raw materials. The average costs of rebar manufactured decreased by 21.8% to approximately $332.0 per metric ton for the nine months ended September 30, 2015 from approximately $424.5 per metric ton in the same period of 2014.

As a result, our gross loss from operations to be disposed for the nine months ended September 30, 2015 was $(145.2) million, an increase in loss of $(161.0) million compared to a gross profit of $15.9 million in the same period of 2014. Along with a $5.8 million increase in selling, general and administrative expenses mainly due to increase in freight cost along with the increase in sales volume, $27.7 million increase in excess overhead during maintenance, $973.9 million increase in impairment charge, and $58.7 million increase in gain from change in fair value of profit sharing liabilities, net loss from operations to be disposed increased to $(1.2) billion as compared to a $(83.1) million loss for the same period in 2014.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended September 30, 2015 compared with three months ended September 30, 2014

(in thousands)	Three months ended
	September 30, 2015	September 30, 2014	Change %

Net loss	$(94,497)	$(5,164)	1,729.9%
Less: Net loss attributable to the noncontrolling interest from continuing operations	-	-	-
Less: Net loss attributable to the noncontrolling interest from operations to be disposed	(34,016)	(1,674)	1,932.0%
Net loss attributable to General Steel Holdings, Inc.	$(60,481)	$(3,490)	1,633.0%

Net loss attributable to us for the three months ended September 30, 2015 was $(60.5) million as compared to $(3.5) million for the same period in 2014. The increase in net loss attributable to us for the three months ended September 30, 2015 was mainly a result of the loss from our Longmen Joint Venture operations, which our board of directors have authorized the Company’s Appropriate officers to investigate and pursue the potential sale of Longmen Joint Venture.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

(in thousands)	Nine months ended
	September 30, 2015	September 30, 2014	Change %

Net loss	$(1,202,909)	$(91,302)	1,217.5%
Less: Net loss attributable to the noncontrolling interest from continuing operations	-	-	-
Less: Net loss attributable to the noncontrolling interest from operations to be disposed	(482,248)	(33,229)	1,351.3%
Net loss attributable to General Steel Holdings, Inc.	$(720,661)	$(58,073)	1,141.0%

Net loss attributable to us for the nine months ended September 30, 2015 was $(720.7) million as compared to $(58.1) million for the same period in 2014. The increase in net loss attributable to us for the three months ended September 30, 2015 was mainly a result of the loss from our Longmen Joint Venture operations, which our board of directors have authorized the Company’s Appropriate officers to investigate and pursue the potential sale of Longmen Joint Venture.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Liquidity and capital resources

As of September 30, 2015, our current liabilities exceeded the current assets by approximately $1.5 billion. Given our expected capital expenditure in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Other available sources of financing from domestic banks and other financial institutions given our credit history.

Based on the above considerations, our Board of Directors is of the opinion that we have a plan to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this plan is based on our operating results not continuing to deteriorate and on our continued reliance on our vendors and related parties, most of which are also exposed to the difficult operating climate in the steel industry, being able to provide continued financial support .  In addition, even if the steel industry assets can be disposed of on terms favorable to the Company, the new business ventures and recently acquired businesses are not yet profitable or proven. Therefore, as noted in the Liquidity and Going Concern section below, there continues to be substantial doubt about our ability to continue as a going concern.

As of September 30, 2015, we had cash and restricted cash aggregating $12.6 million, of which $12.5 million was restricted.

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

Short-term Notes Payable

As of September 30, 2015, we had $414.4 million in short-term notes payable liabilities, of which $394.0 million are held for sale, which were secured by restricted cash of $152.2 million and restricted notes receivable of $21.4 million. These are lines of credit extended by banks for a maximum of six months and are used to finance working capital. The short-term notes payable must be paid in full at maturity and credit availability is continued upon payment at maturity. There are no additional significant financial covenants. We pay zero interest on this type of credit as this is a monetary tool used by China’s central bank to control liquidity over the Chinese monetary system. However, we are subject to pay a transaction fee of 0.05% of the notes’ value. In addition, the banks usually require us to deposit either a certain amount of cash at the bank as a guarantee deposit or provide notes receivable as security.

Short-term Loans – Banks

As of September 30, 2015, we had $95.8 million in short-term bank loans, of which $57.7 million are held for sale. These were bank loans with a one year maturity and must be paid in full upon maturity. PRC banks have not been impacted as heavily by the financial crisis as U.S. banks and we believe our current creditors will renew their loans to us after our loans mature as they did in the past.

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

Longmen Joint Venture’s financing sales for the three months ended September 30, 2015 and 2014 amounted to $105.8 million and $259.7 million, respectively, which are eliminated in the our consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2015 and 2014 amounted to $0.2 million and $1.4 million, respectively.

Longmen Joint Venture’s financing sales for the nine months ended September 30, 2015 and 2014 amounted to $331.6 million and $719.3 million, respectively, which are eliminated in our consolidated financial statements. The financial cost related to financing sales for the nine months ended September 30, 2015 and 2014 amounted to $1.5 million and $3.1 million, respectively

Liquidity and Going Concern

Our accounts have been prepared assuming that we will continue as a going concern basis. The going concern basis assumes that assets are realized and liabilities are extinguished in the ordinary course of business at amounts disclosed in the financial statements. Our ability to continue as a going concern depends upon aligning our sources of funding (debt and equity) with our expenditure requirements and repayment of the short-term debt facilities as and when they become due. The steel business is capital intensive and as a normal industry practice in PRC, our Company is highly leveraged. Debt financing in the form of short term bank loans, loans from related parties, financing sales, bank acceptance notes, and capital leases have been utilized to finance the working capital requirements and the capital expenditures of our Company. As a result, our equity were in deficiencies as of September 30, 2015 and December 31, 2014. As of September 30, 2015, our current liabilities exceed current assets (excluding deferred lease income) by $1.5 billion, which raises substantial doubt about our ability to continue as a going concern.

Our steel business has faced very tough market conditions and challenging profitability over the last several years, and based on current trends, we think the near-term challenges for the steel sector will likely linger. In reaction to this challenging market, we are proactively reviewing our strategy and asset portfolio and seeking to sell or restructure low-efficient, non-core assets, as well as idle land resources.

Management has also implemented the following plans that are intended to mitigate the conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

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

With the financial support from the banks and the companies and management’s continued effort in obtaining additional financial supports from banks and other companies, management plans outlined above and summarized below are expected to provide sufficient funds to meet its future operations, working capital requirements and debt obligations until the end of September 30, 2016. However, these plans are based on our operating results not continuing to deteriorate and on significant vendors and related parties, most of which are also exposed to the challenging operating climate within the steel industry, being able to provide continued financial support. In addition, even if the steel business assets can be disposed of on terms favorable to us, the new business ventures recently established or acquired are not yet profitable or proven. As such, there continues to be substantial doubt about our ability to continue as a going concern. The detailed breakdown of Longmen Joint Venture’s estimated cash flows items are listed below.

Cash inflow (outflow) (in millions)
For the twelve months ended September 30, 2016
Current liabilities over current assets (excluding deferred lease income) as of September 30, 2015 (unaudited)	$(1,481.0)
Projected cash financing and outflows:
Cash provided by line of credit from banks	144.4
Cash provided by vendor financing	1,019.9
Cash provided by other financing	397.2
Cash provided by sales representatives	6.3
Cash projected to be used in operations in the twelve months ended September 30, 2016	(30.3)
Cash projected to be used for financing cost in the twelve months ended September 30, 2016	(46.6)
Net projected change in cash for the twelve months ended September 30, 2016	$9.9

Cash-flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $(145.1) million compared to $42.6 million net cash provided by operating activities, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss from continuing operations of $5.7 million for the nine months ended September 30, 2015, compared to $(1.4) million in the same period in 2014. The non-cash items include the following:

-	Depreciation, amortization and depletion;

-	Stock issued for service and compensation;

-	Loss from equity investments; and

-	Foreign currency transaction loss.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Other receivables: The decrease in other receivables was mainly due to the increase in business related expenses imbursement and advances returned to the Company during the nine months ended September 30, 2015;

-	Advance on inventory purchases, including related parties: The decrease in advance on inventory purchases, including related parties, was mainly due to the decrease in raw material prices leading to less payments being made to suppliers for trading business purchases to meet future needs. Advance payment is a prevailing requirement on iron ore purchases in the trading business;

-	Accounts payable – related parties: The increase in accounts payable – related parties was mainly due to we are paying less to its related party suppliers as compared to the same period in 2014 in our trading business; and

-	Other payables – related parties: The increase in other payables – related parties was mainly due to we made less payments to our related parties for the nine months ended September 30, 2015 compared to the same period in 2014.

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Accounts receivable: The increase was mainly due to more trading business sales to third parties were incurred that have not yet been collected for the nine months ended September 30, 2015 compared with the same period in 2014;

-	Other receivables – related parties: The increase was mainly due to an increase in receivables incurred with related parties for cash flow purpose for doing business on our behalf;

-	Prepaid expenses and other: The increase was mainly due to we made more prepaid expenses to be amortized for future periods during the nine months ended September 30, 2015;

-	Customer deposits, including related parties: The decrease was mainly due to less of customers making prepayments to us prior to September 30, 2015 for our trading business. These deposits were subsequently netted against the corresponding cost of goods sold in our trading transactions after September, 2015 in accordance with our revenue recognition policy; and

-	Net cash used in operating activities from operations to be disposed: The cash outflow mainly due to we incurred significant losses from our Longmen Joint Venture during the nine months ended September 30, 2015.

Investing activities

Net cash provided by investing activities was $91.7 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $(104.6) million for the nine months ended September 30, 2014. Fluctuation in cash inflow between the two periods was mainly due to the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. In the first nine months of 2015, such balance decreased because we needed less notes payable to settle with suppliers. The increase in cash inflow was also due to $3.5 million net loan repayment from related parties and $91.5 million provided by our operations to be disposed during the nine months ended September 30, 2015. The increase in cash provided was partially offset by the payment of short-term investments of $4.9 million.

Financing activities

Net cash provided by financing activities was $36.8 million for the nine months ended September 30, 2015 compared to $51.1 million for the nine months ended September 30, 2014. Compared to the same period in 2014, the increase of cash inflow from financing activities was mainly driven by the following:

•	Short term loans – others: We borrowed more from unrelated parties for the nine months ended September 30, 2015 compared to the same period in 2014;

•	Short term loans – related parties: We borrowed more and repaid fewer loans from related parties for the nine months ended September 30, 2015 as compared to the same period in 2014; and

•	Net cash provided by financing activities from operations to be disposed are $34.4 million

The cash inflow was offset by the following cash outflow:

•	Short term notes payable: We repaid more short term notes payable during the nine months ended September 30, 2015 compared to the same period in 2014; and

•	Short term loans - bank: We repaid more loans from banks for the nine months ended September 30, 2015 as they became due than we borrowed compared to the same period in 2014.

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

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements for the period ended September 30, 2015 that have or that, in the opinion of management, are likely to have a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations (including our contractual obligations held for sale) as of September 30, 2015 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
		(in thousands)
Notes payable	$414,401	$414,401	$-	$-	$-
Bank loans	95,787	95,787	-	-	-
Other loans, including related parties	409,078	409,078	-	-	-
Deposits due to sales representatives, including related parties	6,311	6,311	-	-	-
Operating lease commitments	46,969	1,937	3,444	2,400	39,188
Construction obligations - Longmen Joint Venture	7,174	7,174	-	-	-
Long term loan – Shaanxi Steel	339,437	-	339,437	-	-
Capital lease obligation	399,373	10,156	160,165	25,580	203,472
Total	1,718,530	944,844	503,046	27,980	242,660
Less: contractual obligation from operations held for sale	(1,651,616)	(878,973)	(502,003)	(27,980)	(242,660)
Total contractual obligations – continuing operations	$66,914	$65,871	$1,043	$-	$-

Bank loans in the PRC are due either on demand or, more typically, within one year. These loans can be renewed with the banks subject to bank’s credit reevaluation. This amount includes estimated interest payments as well as principal repayment.

As of September 30, 2015, Longmen Joint Venture (operations to be disposed) guaranteed bank loans for related parties and third parties, including lines of credit, amounting to $70.9 million, as follows:

Nature of guarantee	Guarantee amount	Guaranty Due Date
	(In thousands)
Line of credit	$63,074	Various from October 2015 to May 2016
Bank loan	7,845	April 2016
Total	$70,919

As of September 30, 2015, we did not accrue any liability for the amount the Group has guaranteed for third and related parties because those parties are current in their payment obligations and we have not experienced any losses from providing guarantees. We evaluated the debt guarantees and concluded that the likelihood of having to make payments under the guarantees is remote and that the fair value of the stand-ready obligation under these commitments is not material.

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to our consolidated financial statements as for and during the three and nine months ended September 30, 2015 and 2014.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to our consolidated financial statements as for and during the three and nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015, we have recorded an impairment loss of $973.9 million (RMB 6.0 billion) to reduce the carrying value of our plant and equipment to its fair value. We used the discounted cash flows model to determine the fair value of these assets. The key assumptions that were included in the model are projected selling units and growth in the steel market, projected unit selling price in the steel market, projected unit purchase cost in the coal and iron ore markets, selling and general and administrative expenses to be in line with the growth in the steel market, and projected bank borrowings. We believed these assumptions provided us the best estimates of projecting our future cash flows on these assets, net of any related cash outflow of our cost, expenses and taxes related to these revenues. The estimated fair value of these assets may be lower than their current fair value, thus could result in further future impairment charge if potential events occur to further reduce the current selling price or product demand in the steel market or increase our cost that are associated with our revenues. In addition, competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in further future impairment losses.

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three and nine months ended September 30, 2015 and 2014. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

The minimum lease payments are based on the energy cost saved during the lease periods, which is determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours are less than the estimated amount, the lease periods may be extended, subject to further negotiation and agreement between us and the vendors. If the actual annual equipment operating hours exceed the estimated amount, we are obligated to pay the additional lease payment based on the additional energy cost saved during the lease period and recognize the additional lease payments as contingent rent expense. For the three and nine months ended September 30, 2015 and 2014, no contingent rent expense has incurred under these lease agreements.

Profit sharing liability

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability is accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation” in the Notes to Condensed Consolidated Financial Statements) and is accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability is reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. See Note 2(h) – “Financial instruments” in the Notes to Condensed Consolidated Financial Statements for details. As of Septebmer 30, 2015, we have reduced our profit sharing liability to $0.

Operations held for sale

 In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations to be disposed), less applicable income taxes (benefit), shall be reported as a component of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

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

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. We have applied early adoption of this standard in the second quarter of 2015. The implementation of this standard resulted in the reclassification of certain debt issuance costs from deferred financing cost to a reduction in the carrying amount of the related debt liability within our unaudited condensed consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have material impact on our unaudited condensed consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the effect, if any, on our unaudited condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on the above material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2015.

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

General Steel Holdings, Inc.

Date: December 24, 2015	By: /s/ Yunshan Li
Yunshan Li
Chief Executive Officer

Date: December 24, 2015	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

