Form 10-K
period 2015-12-31
GENERAL STEEL HOLDINGS INC
filed 2016-08-30
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

(Address of Principal Executive Office, Including Zip Code)

Registrant’s telephone number: +86 (10) 8572 3073

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share	None
(Title of each class)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the price of $1.06 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $7.6 million. The registrant has no non-voting common equity.

As of August 19, 2016, 17,827,481 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

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

PART I

ITEM 1. BUSINESS.

Overview

Unless the context indicates otherwise, as used herein the terms “General Steel”, the “Company”, “we”, “our” and “us” all refer to General Steel Holdings, Inc. and its subsidiaries.

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment, we had been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Our main operation through December 30, 2015 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

Since the first quarter of 2015, in view of the near-term challenges for the steel manufacturing sector, we strategically accelerated our business transformation. Our transformation strategy is to pursue opportunities that offer compelling benefits to our organization and shareholders, including:

•	strengthening the Company’s financials while providing the financial flexibility to pursue higher return, higher growth opportunities;
•	reducing the complexity of the Company’s business structure, which is consistent with the Company’s objectives for internal simplification and operating efficiency;
•	diversifying operating risk in order to lower the Company’s high reliance on steel business, while at the same time leverage on the Company’s vast vertical resources in the steel industry; and
•	pursuing opportunities for additional value creation.

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

Our growth strategy is a combination of optimizing operating efficiencies in our steel business and expanding into other high-growth and high-margin non-steel industries:

•	We aim to drive profitability through improved operational efficiencies and optimization of our cost structure and continual cooperation and partnerships with leading state-owned enterprises (SOEs).
•	We aim to continue of focusing and expanding growth on our trading activities.

On November 4, 2015, the Board authorized the Company's management to pursue the potential sale of all its ownership in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned.

In October 2015, we completed our acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, we became aware of operational issues related to Catalon. It was determined that such issues might have affected Catalon’s prior operations, as well as its ability to conduct business in the future. As such, we are expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Because we have decided to dispose of Catalon in the near future, we are presenting Catalon’s remaining assets after impairment charges and liabilities as held for sale as of December 31, 2015 in the consolidated financial statements. See Note 21 in the accompanying notes to consolidated financial statements.

Our remaining steel business is primarily comprised of Tianjin Shuangsi, a trading company that mainly sources overseas iron ore for steel mills we acquired 100% equity interest of on February 16, 2016.

As a result of the restructuring, our former steel-related subsidiaries, including Longmen Joint Venture (prior to December 30, 2015), Maoming Hengda and our recently acquired non steel-related subsidiary, Catalon, all of which represented over a majority of our consolidated sales and operations, are presented as single-line items as assets held for sale and discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations.

The following are percentages of operations held for sale to the consolidated totals for major financial statement amounts:

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Sales	100.0%	100.0%
Cost of goods sold	100.0%	100.0%
Provision for income taxes	100.0%	100.0%
Net loss	99.2%	89.8%
Net loss attributable to General Steel Holdings, Inc.	98.6%	83.6%

	December 31, 2015	December 31, 2014
Current assets	71.2%	99.8%
Other assets	55.6%	100.0%
Total assets	56.6%	99.9%
Current liabilities	39.9%	100.0%
Noncurrent liabilities	-%	100.0%
Total liabilities	39.9%	100.0%

Recent Developments

On July 18, 2016, we received a notice from the staff of the New York Stock Exchange (the “NYSE”) stating that the NYSE has determined to commence proceedings to delist our common stock, and our common stock would be suspended at the close of trading on the same date.

In the notice and in a public announcement distributed by the NYSE on July 18, 2016, the NYSE stated that we were previously deemed below compliance with the NYSE’s continued listing standard requiring listed companies to maintain either (i) at least $50 million in stockholders’ equity or (ii) at least $50 million in total market capitalization on a 30 trading day average basis. The NYSE noted that they had previously accepted our 18-month plan to regain compliance with the listing standard. However, the NYSE stated that as of the expiration of the plan period on July 9, 2016, we were unable to demonstrate that we had regained compliance with the applicable continued listing standard. The NYSE also included in its public announcement that we were delayed in filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

We appealed the delisting determination by submitting a request for review in writing to the Committee of the Board of Directors of the NYSE.

Prior to the NYSE notice, we had presented to the NYSE the steps we intended to take to address the deficiencies raised by the staff at NYSE. We reached an agreement with a number of our current debt holders to forgive existing debt and/or exchange debt for equity, which when completed, would have increased our stockholders’ equity to at least $50 million thereby satisfying the NYSE’s continued listing standard. However, there can be no assurance that we will be successful in our appeal and our request for continued listing will be granted.Subsidiaries

We presently have controlling interests in one trading subsidiary and one internet-of-things subsidiary under continuing operations:

•	Tianjin Shuangsi Trading Co., Ltd. (“Tianjin Shuangsi”)
•	Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)

Our Company, together with our subsidiary and majority owned subsidiary are referred to as the “Group.” Longmen Joint Venture, which was consolidated into our Company through December 30, 2015, represented the majority of our revenue. It was determined to be a variable interest entity in which we were considered the primary beneficiary, as fully explained below.

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

On December 30, 2015, we sold 100% of our equity interest in General Steel (China) as a part of our plan to divest our steel business.

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

Longmen Joint Venture had five branch offices, four consolidated subsidiaries/VIE and one entity in which it has a noncontrolling interest. It employed approximately 8,400 full-time workers.  In addition to steel production, Longmen Joint Venture operated transportation services through its Changlong Branch, located in Hancheng city, Shaanxi Province. Changlong Branch owned 177 vehicles and provides transportation services exclusively to Longmen Joint Venture

Longmen Joint Venture’s rebar products are categorized within the steel industry as “longs” (in reference to their shape). Rebar is generally considered a regional product because its weight and dimension make it ill-suited for cost-effective long-haul ground transportation. By our estimates, the market demand for rebar in Shaanxi Province is six to eight million metric tons per year. Slightly more than half of this demand comes from Xi’an, the capital of Shaanxi Province, located 180km from Longmen Joint Venture’s main steel production site. Longmen Joint Venture is estimated to have approximately a 72% share of the Xi’an market for rebar.

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

Longmen Joint Venture paid Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit generated by the Asset Pool. The remaining 60% of the pre-tax profit was allocated to Longmen Joint Venture. The distribution of profit was subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There had been no adjustment to the Agreement from its inception to the present time and disposition.. The Agreement did not preclude the Company from selling its 60% ownership interest of Longmen Joint Venture.

The parties to the Agreement established the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are operated and managed according to the stipulations set forth in the Agreement. The Board of Directors of Longmen Joint Venture, of which we held 4 out of 7 seats, required a simple majority vote and remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool.

The Agreement constituted an arrangement that involves a lease which meets certain of the criteria of a capital lease and therefore the assets constructed by Shaanxi Steel were accounted for by Longmen Joint Venture as a capital lease. The profit sharing liability portion of the lease obligation, representing 40% of the pre-tax profit generated by the Asset Pool, was accounted for by Longmen Joint Venture as a derivative financial instrument at fair value.

Due to recurring losses and the deterioration of steel industry conditions, management impaired the fair value of Longmen Joint Venture’s long-lived assets in the second quarter of 2015, and an impairment charge of approximately $974 million was recorded (Also see critical accounting policies – impairment of long-lived assets below).

On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd, which included our variable interest entity, Longmen Joint Venture, to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman, a related party for $1million.

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

Management evaluates the fair value of Maoming Hengda’s long-lived assets on an annual basis, or upon a triggering event which would require an assessment sooner. As of December 31, 2015, Management is of the opinion that the fair value of the property, plant and equipment exceeded their current carrying value based on a third-party valuation.

On March 21, 2016, we sold our equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company already had 32% equity interest in, for RMB 328.0 million in cash or approximately $50.5 million and with this transaction completed the full divestiture of our steel manufacturing and distribution business was completed.

Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd

We established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is still in the development stage and has no revenues or significant operating expenses during the year ended December 31, 2015 as well as through the reporting date of this Form 10K.

Catalon Chemical Corp.

In October 2015, we acquired an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, we became aware of some operational issues related to Catalon. It was determined that such issues might have affected Catalon’s prior operations as well as its ability to conduct business in the future. As such, we are expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement at the end of 2016. Because we have decided to dispose of Catalon in the near future, we are presenting Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015 in the consolidated financial statements. See Note 21 in the accompanying notes to consolidated financial statements.

Steel Production Capacity Information Summary by Subsidiary

Annual Production Capacity (metric tons)	General Steel (China) (1)	Longmen Joint Venture	Maoming Hengda (1)
Crude Steel	-	7 million	-
Processing	400,000	5 million	400,000

Main Products	Hot-rolled sheet	Rebar/High-speed wire	Rebar

Main Application	Light Agricultural vehicles	Infrastructure and construction	Infrastructure and construction

(1)	The production facilities of General Steel (China) and Maoming Hengda were leased to unrelated parties through the respective disposition dates.

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

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers. For the year ended December 31, 2015, approximately 15.1% of our sales were to one customer from our disposed operations. We believe that revenue derived from our current customers of our trading business will represent a significant portion of our total revenue going forward.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Demand for our Products

We anticipate consistent demand for our products driven by the China construction and infrastructure projects despite pricing challenges under the current industry climate. We believe there will be sustained regional demand for several years as both the central and provincial governments continue to drive western region development efforts through our trading business customer.

Supply of Raw Materials

After our restructuring, our remaining businesses primarily trade iron ore, nickel-iron-manganese alloys, and other steel-related products. We do not anticipate any shortage on these products.

Industry Environment

Despite the growth in demand experienced throughout the past years, the overall nationwide steelmaking capacity still exceeds steel demand. There is significant over-capacity in the Chinese steel sector which is putting pressure on operators’ profitability and has become the most significant challenge in the steel manufacturing business. Chinese crude steel production reached a record high of 823 million tons in 2014, an increase of 0.89% over 2013, while the total consumption of crude steel was only 738 million tons in 2014, a decrease of 3.4% from the same period last year, according to the China Iron and Steel Association.

For steelmakers, operating performance depends on the volatility of the cost of raw materials. The shortage of these raw materials in the market has allowed suppliers of iron ore and metallurgical coal to rebuild the pricing mechanisms by shifting from annual to shorter-term price contracts. This has created numerous challenges for steelmakers as they must now deal with volatility in raw material prices, as well as maintain margins with fluctuating demand. Over the past few years, we have witnessed perseverance in steel prices that has given iron ore producers an opportunity to increase the prices in the next contract; however the reverse may not be true as steel companies cannot always pass on the rise in iron ore prices to end consumers due to the market overcapacity.

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

Meanwhile, the Ministry of Industry and Information Technology of the People's Republic of China is targeting to reduce up to 80 million metric tons of capacity by the end of 2018. In April 2012, the central government announced its goal of reducing obsolete iron and steel capacities by 17.8 million tons in 2012 and successfully reached the goal and eliminated 20.2 million tons of obsolete iron and steel capacity. In April 2013, the central government published the industry target of eliminating 10.4 million tons of obsolete iron and steel capacities in 2013 and successfully eliminated 16.9 million tons of obsolete iron and steel capacity. In May 2014, the government reaffirmed its determination of industry consolidation, and announced that it plans to eliminate 28.7 million tons of obsolete iron and steel capacity in 2014 and successfully eliminated 31.1 million tons, which was more than the original target amount. Such industry consolidation through the reduction of obsolete iron and steel capacities are not expected to directly impact our Company because we continue to see a strong demand for our products, especially in Western China, and believe there are significant growth opportunities in the industry.

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

Since 2013, the government has exerted a more stringent environment protection policy on the steel industry. In January 2014, the Ministry of Industry and Information Technology of the People's Republic of China (the "MIIT") announced a List of Enterprises Fulfilling the Iron and Steel Industry Specification (the "List").  The List includes a highly-selected group of large and medium steel manufacturers that have met or exceeded more stringent national requirements and standards on product quality, environmental protection, energy consumption, workmanship and equipment, production scale, as well as work safety and social responsibility. The MIIT will collaborate with China's other governmental agencies to provide support to the List's members and to speed up the steel industry's restructuring and consolidation. Steel makers omitted from the List will most likely face higher electricity costs, more restrictive administrative measures, and adverse effects of forceful regulations intent on reducing the nation's overcapacity. Longmen Joint Venture, which was our major facility, is included on the List as one of the key steel enterprises in China’s Shaanxi Province.

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

Employees

As of December 31, 2015, we had approximately 76 full-time employees.

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

Our continued growth is dependent upon our ability to raise additional capital from outside sources. Our strategy is to grow through mergers, joint ventures and acquisitions targeting selected entities we believe have outstanding potential. Our growth strategy will require us to obtain additional financing. In the future, we may be unable to obtain the necessary financing on a timely basis and on favorable terms, if at all, and our failure to do so may weaken our financial position, reduce our competitiveness, limit our growth and reduce our profitability. Our ability to obtain acceptable financing at any given time may depend on a number of factors, including:

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

It is our current plan to acquire companies and technologies that we believe are strategic to our future business. Integrating newly acquired businesses or technologies could put a strain on our resources, could be costly and time consuming, and might not be successful. Such acquisitions could divert our management's attention from other business concerns. In addition, we might lose key employees while integrating new organizations. Acquisitions could also result in customer dissatisfaction, performance problems with an acquired company or technology, potentially dilutive issuances of equity securities or the incurrence of debt, assumption or incurrence of contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits.

The divestiture of our steel business and the limited operating history of our newly acquired entity may adversely affect our growth and profitability.

We sold our entire equity interest in General Steel (China) Co., Ltd. together with Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, our Chairman, in December 2015. In addition, we sold our entire equity interest in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") to a non-related party and completed the divestiture of our steel manufacturing business due to certain near-term challenges in the steel sector. The majority of our operating assets and businesses were divested at the end of 2015 and in the first quarter of 2016 and our only operating entity, Tianjin Shuangsi, a trading company that primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products, which we acquired in February 2016, has a limited operating history. We are still in an early phase, and are just beginning to implement our business plan. The likelihood of our success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development, with low barriers to entry. We may not be successful in attaining the objectives necessary for us to overcome these risks and uncertainties. There can be no assurance that we can properly develop and operate our newly acquired entity and as a result our future growth and profitability may be adversely effected.

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

Under the supervision and with the participation of our management, we have and will continue to evaluate our internal controls systems in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have and will continue to perform the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have and will continue to incur additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our stock.

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

Our officers, directors and affiliates beneficially own approximately 45.7% of our common stock. Mr. Zuosheng Yu, our major stockholder, Chief Executive Officer and Chairman of the Board, beneficially owns approximately 45.0% of our common stock in addition to Series A Preferred Stock which carries a voting power of 30% of the combined voting power of our common stock and preferred stock while outstanding. Mr. Yu can effectively control us and his interests may differ from other stockholders.

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

There can be no assurance that we will be successful in our appeal from the NYSE’s decision to commence proceedings to delist our common stock and delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities as well as other matters.

We received a notice from NYSE Regulations, Inc. stating that the NYSE has determined to commence proceedings to delist our common stock, and our common stock was suspended from trading at the close of trading on July 18, 2016. We were previously deemed not in compliance with the continued listing standard set forth in Section 802.01B of the Listed Company Manual of the NYSE (the “Manual”). Noncompliance with Section 802.01B of the Manual (the “Market Cap Standard”) is due to the Company not maintaining an average market capitalization of at least fifty million dollars ($50,000,000) over a consecutive 30 trading-day period. The NYSE also included in its public announcement that we were delayed in filing with the SEC of our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarter end March 31, 2016.

We have submitted a written request appealing the delisting determination and have requested that such determination be reviewed by a Committee of the Board of Directors of the NYSE by submitting a request for review in writing. However, there is no assurance that our appeal will be successful and our request for continued listing will be granted. If our common stock is delisted from the NYSE, such securities may be traded over-the-counter on the “pink sheets.” The alternative market, however, is generally considered to be less efficient than, and not as broad as, the NYSE. Accordingly, delisting of our common stock from the NYSE could have a significant negative effect on the value and liquidity of our securities. In addition, the delisting of such stock could adversely affect our ability to raise capital on terms acceptable to us or at all. In addition, delisting of our common stock may preclude us from using exemptions from certain state and federal securities regulations, including the SEC’s “penny stock” rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

After the disposition of Maoming Hengda in March 2016, we no longer have the land use rights disclosed here.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until July 18, 2016, our common stock was listed on the NYSE under the symbol “GSI”. As of the close of trading on such date, our common stock was suspended from the NYSE and is now quoted on the “pink sheets.” We have timely submitted a written request to appeal the delisting determination and such determination will be reviewed by a Committee of the Board of Directors of the NYSE. Our common stock will remain suspended until a determination has been made by the Committee of the Board of Directors of the NYSE with respect to our listing.

The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2015
High	$5.15	$5.15	$4.15	$3.50
Low	$3.15	$3.45	$3.00	$0.83
2014
High	$7.35	$6.6	$5.95	$5.30
Low	$4.50	$4.50	$4.85	$3.20

As of August 25, 2016, there were approximately 335 holders of record of our common stock.

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

OVERVIEW

On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized our management to pursue the potential sale of all our ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure our steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned. As a result, General Steel (China) Co., Ltd. which included Longmen Joint Venture and subsidiaries’ financial information was presented as operation disposed and Maoming Hengda’s financial information was presented as operations to be disposed and assets and liabilities held for sale for the years ended December 31, 2015 and 2014 in the consolidated financial statements.

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

RESULTS OF OPERATIONS

The continuing operations mainly consists of our holding companies since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively.

Statements of Operations for the years ended December 31, 2015 and 2014:

(In thousands except share data)	2015	2014	Change	Percentage Change
Selling, General and Administrative Expenses	$(10,811)	$(8,188)	$(2,623)	32.0%
Change in Fair Value of Profit Sharing Liability	-	-	-	0.0%
Loss from Operations	(10,811)	(8,188)	(2,623)	32.0%

Other (Expense) Income, net	(3)	216	(219)	(101.4)%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(10,814)	(7,972)	(2,842)	35.6%
Provision for Income Taxes	-	-	-	0.0%
Loss from Continuing Operations	(10,814)	(7,972)	(2,842)	35.6%
Net Loss from Operations to Be Disposed, Net of Application Income Taxes	(13,680)	(1,658)	(12,022)	725.1%
Net Loss from Operations Disposed, Net of Application Income Taxes	(1,279,820)	(68,646)	(1,211,174)	1,764.4%
Net Loss	(1,304,314)	(78,276)	(1,226,038)	1,566.3%
Less: Net Loss Attributable to Noncontrolling Interest from Continuing operations	-	-	-	0.0%
Less: Net Loss Attributable to Noncontrolling Interest from Operations to Be Disposed	(1,933)	(53)	(1,880)	3543.3%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	(513,092)	(29,500)	(483,592)	1,639.3%
Net Loss Attributable to General Steel Holdings, Inc.	$(789,289)	$(48,723)	$(740,566)	1,520.0%
Net Loss	$(1,304,314)	$(78,276)	$(1,226,038)	1,566.3%
Foreign Currency Translation Adjustments	93,824	590	93,234	15,802.4%
Comprehensive Loss	(1,210,490)	(77,686)	(1,132,804)	1,458.2%
Less Comprehensive Loss Attributable to General Steel Holdings, Inc.	(483,442)	(28,652)	(454,790)	1,587.3%
Comprehensive Loss Attributable to General Steel Holding, Inc.	$(727,048)	$(49,034)	$(678,014)	1,382.7%

Weighted Average Number of Shares	13,749	11,169	2,580	23.1%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.79)	$(0.71)	$(0.08)	11.3%
Operations to be disposed	(0.85)	(0.14)	(0.71)	507.1%
Operations disposed	(55.77)	(3.50)	(52.27)	1,493.4%
Net Loss	$(57.41)	$(4.35)	$(53.06)	1,219.8%

General and Administrative Expenses (“G&A”)

Fiscal year ended December 31, 2015 compared with fiscal year ended December 31, 2014

(in thousands)

	December 31, 2015	December 31, 2014	Change %

General and administrative expenses	$(10,811)	$(8,188)	32.0%

G&A expenses increased by 32.0% to $(10.8) million for the year ended December 31, 2015, compared to $(8.2) million for the same period in 2014. The increase was mainly due to the increase in consulting expenses of approximately $3.8 million in related to the shares that we issued to a consulting firm for business growth and strategic consulting.

(Loss) Income from Operations

Fiscal year ended December 31, 2015 compared with fiscal year December 31, 2014

(in thousands)
	2015	2014	Change %

Loss from operations	$(10,811)	$(8,188)	32.0%

Loss from operations for the year ended December 31, 2015 was $(10.8) million as compared to a loss of $(8.2) million for the same period in 2014. The increase in loss from operations was predominantly due to the increase in G&A expenses as discussed above.

Other Income (Expense)

Fiscal year ended December 31, 2015 compared with fiscal year ended December 31, 2014

(in thousands)
	2015	2014	Change %

Interest income	-	315	(100.0)%
Finance/interest expense	(3)	(99)	(97.0)%
Total other (expense) income, net	$(3)	$216	(101.4)%

Total other (expense) income, net, for the year ended December 31, 2015 was $3 thousand, a 101.4% decrease compared to $0.2 million other income for the same period in 2014. The decrease was mainly a result of the $0.3 million decrease in interest income.

Income Taxes

For the year ended December 31, 2015 and 2014, we had no tax provision for income taxes. We evaluated the deferred tax assets and concluded the net operating loss may not be fully realizable and to provide 100% valuation allowance for the deferred tax assets for our continuing operations. No deferred income tax benefit was recorded for the year ended December 31, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Net Loss from Continuing Operations

Fiscal year ended December 31, 2015 compared with fiscal year ended December 31, 2014

(in thousands)
	2015	2014	Change %

Net loss from continuing operations	$(10,814)	$(7,972)	35.6%

 Net loss from continuing operations for the year ended December 31, 2015 was $(10.8) million as compared to a loss of approximately $(8.0) million for the same period in 2014. The increase in loss from operations was predominantly due to the increase of consulting expenses of approximately $3.8 million related to the shares that we issued to a consulting firm for business growth and strategic consulting.

Net Loss from Operations to be Disposed

Fiscal year ended December 31, 2015 compared with fiscal ended December 31, 2014

(in thousands)
	2015	2014	Change %

Net loss from operations to be disposed, net of applicable income taxes	$(13,680)	$(1,658)	725.1%

Net loss from operations to be disposed for the year ended December 31, 2015 was $(13.7) million as compared to a loss of $(1.6) million for the same period in 2014. The increase in loss from operations to be disposed was predominantly due to the impairment charge of $12.2 million from our Catalon acquisition after we became aware of operational issues related to Catalon, which we determined impaired the future viability of Catalon.

Net Loss from Operations Disposed

Fiscal year ended December 31, 2015 compared with fiscal ended December 31, 2014

(in thousands)
	2015	2014	Change %

Net loss from operations to be disposed, net of applicable income taxes	$(1,279,820)	$(68,646)	1,764.4%

Net loss from operations disposed for the year ended December 31, 2015 was approximately $(1.3) billion as compared to a loss of approximately $(70.0) million for the same period in 2014. The increase in loss from our Longmen Joint Venture operations was a result of a significant decrease in rebar selling price despite an increase of sales volume during the period.

For the year ended 2015, sales from operations disposed amounted to $1.5 billion, a decrease of $0.7 billion or 32.6% compared to $2.3 billion for the year ended of 2014. The decrease was mainly due to a significant decrease in rebar selling price despite an increase of sales volume during the period.

For the year ended of 2015, cost of goods sold from operations to be disposed amounted to $1.7 billion, a decrease of $0.6 billion or 25.1% compared to $2.3 billion for the year ended of 2014. The decrease was mainly driven by the decreased unit costs of raw materials which is consistent with the decrease in selling price.

As a result, our gross loss from operations disposed in 2015 was $(187.2) million, an increase in loss of $168.0 million compared to a gross loss of $19.2 million in 2014. Along with a $3.8 million increase in selling, general and administrative expenses mainly due to increase in freight cost along with the increase in sales volume, an impairment charge of $974 million in our Longmen Joint Venture’s long-lived assets, a decrease in $20.6 million gain from change in fair value of profit sharing liabilities and $1.0 million increase in finance/interest expense, net loss from operations disposed increased to $(1.3) billion as compared to a $(68.6) million loss for the same period in 2014.

Net Loss attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2015 compared with the year ended December 31, 2014

(in thousands)
	2015	2014	Change %

Net loss	$(1,304,314)	$(78,276)	1,566.3%
Less: Net loss attributable to the noncontrolling interest from continuing operations	-	-	-
Less: Net loss attributable to the noncontrolling interest from operations to be disposed	(1,933)	(53)	3,543.3%
Less: Net loss attributable to the noncontrolling interest from operations disposed	(513,092)	(29,500)	1,639.3%
Net loss attributable to General Steel Holdings, Inc.	$(789,289)	$(48,723)	1,520.0%

Net loss attributable to us for the year ended December 31, 2015 was $(789.3) million as compared to $(48.7) million for the same period in 2014. The increase in net loss attributable to us for the year ended December 31, 2015 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, our current liabilities exceeded the current assets by approximately $75.9 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and

•	Disposal of subsidiary.

Based on the above considerations, our Board of Directors is of the opinion that we may not be able to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due over the twelve months from the balance sheet date.  However, we have completed the divestiture of our steel manufacturing business as planned on terms favorable to the Company by reducing our net deficiency and although recently acquired businesses are not yet profitable or proven, they are not expected to result in net working capital deficiency as compared to our steel business.

As of December 31, 2015, we had cash aggregating $4 thousand.

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

Short-term Loans – Other

As of December 31, 2015, we had $4.1 million in short-term loans - other, of which $0.5 million are held for sale. These were third party loans which are due on demand.

We are able to repay our short-term loans - other upon maturity using available capital resources.

For more details about our debt, see Note 10 in our Notes to the consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 19 in our Notes to the consolidated financial statements included in this report.

Liquidity and Going Concern

In view of the near-term challenges for the steel sector, the Company strategically accelerated its business transformation. On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized the Company's management to pursue the potential sale of all its ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. On December 30, 2015, we sold its entire equity interest in General Steel (China) Co., Ltd. together with Longmen Joint Venture to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, our Chairman. On March 21, 2016, we sold our entire equity interest in Maoming Hengda to a related party and completed the divestiture of its steel business as planned. Accordingly, Maoming Hengda’s assets and liabilities were presented as held for sale as of December 31, 2015 in our consolidated financial statements.

Our remaining business is primarily comprised of Tianjin Shuangsi, a trading company that mainly sources overseas iron ore for steel mills. We acquired 100% equity interest of Tianjin Shuangsi on February 16, 2016.

As of December 31, 2015, the Company’s current liabilities was $78.2 million. However, the Company has consummated the following transactions subsequent to year end which summarized as follows:

1)	The current liabilities of Maoming Hengda which was disposed on March 21, 2016 is expected to reduce its current liabilities by $28.8 million.

2)	In August 2016, the Company signed two debt cancellation agreements with two creditors and converted approximately $25.2 million of its debt into the Company’s common stock and Series B preferred stock, of which $19.9 million was assumed by the Company prior to the disposal of Maoming Hengda. The net result is expected to reduce our current liabilities by $5.3 million.

3)	In August 2016, the Company had signed two offset agreements with Tianwu Tongyuan and two of its debtors to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors by offsetting some of the receivables as a result of the sale of Maoming Hengda to a related party.

The cash flows, taking these transactions into consideration as well as the expected cash needs to support the operations, is expected to yield the following:

Cash inflow (outflow) (in thousands)
For the twenty months ended August 29, 2017
Current liabilities as of December 31, 2015	$(78,161)
Deconsolidation of current liabilities in Maoming Hengda in March 2016	28,820
Conversion of debt into common stock and Series B Preferred Stock in August 2016	5,313
Reduction of other payables - related parties after execution of offset agreements	40,412
Estimated operating expenses for the twenty months ended August 29, 2017	(1,200)
Net projected change in cash for the twenty months ended August 29, 2017	$(4,816)

The Company’s net projected outflow for the twenty months ended August 29, 2017 is expected to be at approximately $4.8 million. The Company is expected to complete the following plan to remediate our projected cash shortfall for the twenty months ended August 29, 2017:

1)	The Company is expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement, as a result, we expected that the $2.3 million liabilities due by Catalon as of December 31, 2015 will be rescind as a result of the shares cancellation.

2)	The Company is expected to raise approximately $2 to $3 million capital through a private placement.

The majority of the Company’s operating assets and businesses have been divested at year end and in the first quarter of 2016 as previously disclosed. The Company’s only operating entity is a new trading company on February 16, 2016 which has limited operating history. Management has commenced a strategy to raise capital which will be utilized to fund other strategic acquisitions. However, there can be no certainty that these additional financings will be available on acceptable terms, or at all and that future strategic acquisitions will generate enough cash or generate sufficient cash prior to the Company utilizing its cash on hand. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. As a result, management has substantial doubt about the ability of the company.

Cash-flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 and 2014 was $16.6 million compared to $137.9 million net cash provided by operating activities, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net loss from continuing operations of $7.9 million for the year ended December 31, 2015, compared to $1.1 million in the same period in 2014. The non-cash items include the following:

-	Stock issued for service and compensation;

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Other payables and accrued labilities: The increase in other payables and accrued labilities was mainly because we incurred more professional expense that we had not paid for prior to December 31, 2015; and

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Other payable – related parties: The increase was mainly because we made more payments to our related parties for the year ended December 31, 2015;

-	Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly becausewe incurred significant losses from our Longmen Joint Venture from January 1, 2015 to December 30, 2015.

Investing activities

Net cash provided by investing activities was $151.2 million for the year ended December 31, 2015 compared to net cash used in investing activities of $229.0 million for the year ended December 31, 2014. Fluctuation in cash inflow between the two periods was mainly due to the net cash provided by the investing activities from operations to be disposed and from our disposed entity, Longmen Joint Venture, from January 1, 2015 to December 30, 2015 resulting in the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. During the period, Longmen Joint Venture needed less note payable to settle with suppliers.

Financing activities

Net cash used in financing activities was $148.7 million for the year ended December 31, 2015 compared to $70.6 million provided by financing activities for the year ended December 31, 2014. Compared to the same period in 2014, the increase of cash inflow from financing activities was mainly driven by our disposed entity, Longmen Joint Venture, from January 1, 2015 to December 30, 2015 as mainly due to repayment of short term notes payable and short term bank loans offset by the borrowing from short term unrelated parties loans.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2015 fiscal year that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of December 31, 2015 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Short-term loan – other	$4,061	$4,061	$-	$-	$-
Other payables - related parties	64,563	64,563	-	-	-
Total	$68,624	$68,624	$-	$-	$-

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Our consolidated financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our Consolidated Financial Statements “Summary of Significant Accounting Policies”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Hualong

Longmen Joint Venture, the single largest shareholder, holds a 36.0% equity interest in Hualong. The other two shareholders, who own 34.67% and 29.33% respectively, assigned their voting rights to Longmen Joint Venture in writing at the time of the acquisition of Hualong. The voting rights have been assigned through the date Hualong ceases its business operation or the other two shareholders sell their interest in Hualong. Hualong’s main business is to supply refractory. The assets, liabilities and the operating results of Hualong are immaterial to our consolidated financial statements as for and during the years ended December 31, 2015 and 2014.

Huatianyulong

Longmen Joint Venture holds a 50.0% equity interest in Huatianyulong and the other unrelated shareholder holds the remaining 50.0%. The other shareholder assigned its voting rights to Longmen Joint Venture in writing at the time of acquisition of Huatianyulong. The voting rights have been assigned through the date Huatianyulong ceases its business operation or the other unrelated shareholder sells its interest in Huatianyulong. Huatianyulong mainly sells imported iron ore. The assets, liabilities and the operating results of Huatianyulong are immaterial to our consolidated financial statements as for and during the years ended December 31, 2015 and 2014.

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

Operations held for sale

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations to be disposed and operations disposed), less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the year ended December 31, 2015 and 2014. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

General Steel (China), our disposed entity, is located in Tianjin Costal Economic Development Zone and is subject to an income tax rate of 25%.

Longmen Joint Venture, our disposed entity, is located in the Mid-West Region of China. It qualifies for the “Go-West” tax rate of 15% promulgated by the government. In 2010, the central government announced that the “Go-West” tax initiative was extended for 10 years, and thus, the preferential tax rate of 15% will be in effect until 2020. This special tax treatment will be evaluated on a year-to-year basis by the local tax bureau.

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

In July 2015, the FASB issued ASU No. 2015-11, an amendment to Topic 330 for simplifying the measurement of inventory. The update requires that inventory be measured at the lower of cost and net realizable value where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendment is intended to provide clarification on the measurement and disclosure of inventory in Topic 330 and not intended for those clarifications to result in any changes in practice. The ASU is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted for all entities and should be applied prospectively. We do not expect the adoption of ASU 2015-11 to have material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are evaluating the effect, if any, on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the effect, if any, on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments-Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. We do not expect the adoption of ASU 2016-07 to have material impact on our consolidated financial statements.

In March 2016, 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal verse agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are evaluating the effect, if any, on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We do not expect the adoption of ASU 2016-09 to have material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. We are evaluating the effect, if any, on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. We are evaluating the effect, if any, on our consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

GENERAL STEEL HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

General Steel Holdings, Inc.

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, change in deficiency and cash flows for the years then ended. General Steel Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Steel Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2(d) to the consolidated financial statements, the Company has an accumulated deficit, has incurred continued losses from operations, and has a working capital deficiency at December 31, 2015. In addition, the majority of the Company’s operating assets and business has been divested at year-end or in the first quarter of 2016 to related parties as disclosed in Note 1 and Note 2(d) and Note 2(v). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 2(d). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to successfully obtain the alternative forms of financing specified in Note 2(d) and/or achieve operating profitability, there could be a material adverse effect on the Company.

/s/ Friedman LLP

New York, NY

August 30, 2016

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$4	$68
Other receivables	163	136
Other receivables - related parties	-	1,245
Prepaid expense and other	481	29
Current assets held for sale	1,609	968,931
TOTAL CURRENT ASSETS	2,257	970,409

OTHER ASSETS:
Investment in unconsolidated entities	14,886	-
Other assets held for sale	18,618	1,594,815
TOTAL OTHER ASSETS	33,504	1,594,815

TOTAL ASSETS	$35,761	$2,565,224

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short-term loan - other	$3,600	$-
Other payables and accrued liabilities	636	26
Other payables - related parties	42,756	25
Taxes payable	14	2
Current liabilities held for sale	31,155	2,251,360
TOTAL CURRENT LIABILITIES	78,161	2,251,413

NON-CURRENT LIABILITIES HELD FOR SALE	-	875,936

TOTAL LIABILITIES	78,161	3,127,349

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2015 and 2014	3	3
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,802,357 shares and 12,891,718 shares issued, and 17,307,895 shares and 12,397,256 shares outstanding as of December 31, 2015 and 2014, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	18	13
Treasury stock, at cost, 494,462 shares as of December 31, 2015 and 2014 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(840)
Paid-in-capital	1,208,667	112,186
Statutory reserves	1,107	6,472
Accumulated Deficit	(1,252,810)	(463,521)
Accumulated other comprehensive income	2,009	644
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(41,846)	(345,043)

NONCONTROLLING INTERESTS	(554)	(217,082)

TOTAL DEFICIENCY	(42,400)	(562,125)

TOTAL LIABILITIES AND DEFICIENCY	$35,761	$2,565,224

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands, except per share data)

	2015	2014

GENERAL AND ADMINISTRATIVE EXPENSES	$(10,811)	$(8,188)

LOSS FROM OPERATIONS	(10,811)	(8,188)

OTHER INCOME (EXPENSE)
Interest income	-	315
Finance/interest expense	(3)	(99)
Other (expense) income, net	(3)	216

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(10,814)	(7,972)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM CONTINUING OPERATIONS	(10,814)	(7,972)

DISCONTINUED OPERATIONS - Note 2(v):
NET LOSS FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	(13,680)	(1,658)
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	(1,279,820)	(68,646)

NET LOSS	(1,304,314)	(78,276)

Less: Net loss attributable to noncontrolling interest from continuing operations	-	-
Less: Net loss attributable to noncontrolling interest from operations to be disposed	(1,933)	(53)
Less: Net loss attributable to noncontrolling interest from operations disposed	(513,092)	(29,500)

NET LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(789,289)	$(48,723)

NET LOSS	$(1,304,314)	$(78,276)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	93,824	590

COMPREHENSIVE LOSS	(1,210,490)	(77,686)

Less: Comprehensive loss attributable to noncontrolling interest	(483,442)	(28,652)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(727,048)	$(49,034)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	13,749	11,169

LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.79)	$(0.71)
Operations to be disposed	$(0.85)	$(0.14)
Operations disposed	$(55.77)	$(3.50)

Net loss	$(57.41)	$(4.35)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

(In thousands)

	Preferred stock		Common stock (1)		Treasury stock (1)			Retained earnings / Accumulated Deficit		Accumulated other
							Paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2013	3,093	$3	11,647	$12	(494)	$(840)	$103,565	$6,243	$(414,798)	$729	$(188,911)	$(493,997)

Net income attributable to General Steel Holdings, Inc.									(48,723)			(48,723)
Net income attributable to noncontrolling interest											(29,553)	(29,553)
Addition to special reserve								605			451	1,056
Usage of special reserve								(376)			(384)	(760)
Common stock transferred by CEO for compensation							276					276
Common stock issued for services			245				846					846
Common stock issued to CEO			1,000	1			7,499					7,500
Deconsolidation of a subsidiary										226	414	640
Foreign currency translation adjustments										(311)	901	590

BALANCE, December 31, 2014	3,093	$3	12,892	$13	(494)	$(840)	$112,186	$6,472	$(463,521)	$644	$(217,082)	$(562,125)

Net loss attributable to General Steel Holdings, Inc.									(789,289)			(789,289)
Net loss attributable to noncontrolling interest											(515,025)	(515,025)
Addition to special reserve								427			416	843
Usage of special reserve								(252)			(283)	(535)
Common stock transferred by CEO for compensation							2,211					2,211
Common stock issued for services			1,300	1			4,088					4,089
Common stock issued to senior management			1,010	1			2,100					2,101
Contribution commitment from noncontrolling interest											489	489
Contribution receivable from noncontrolling interest											(489)	(489)
Acquisition of Catalon			2,600	3			8,317				1,526	9,846
Sale of Steel Operations to entity under common control							1,079,765	(5,540)		(60,876)	698,311	1,711,660
Foreign currency translation adjustments										62,241	31,583	93,824

BALANCE, December 31, 2015	3,093	$3	17,802	$18	(494)	$(840)	$1,208,667	$1,107	$(1,252,810)	$2,009	$(554)	$(42,400)

(1) Given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,304,314)	$(78,276)
Net loss from operations to be disposed	(13,680)	(1,658)
Net loss from operations disposed	(1,279,820)	(68,646)
Net loss from continuing operations	(10,814)	(7,972)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Share-based compensation	7,918	1,122
Changes in operating assets and liabilities
Other receivables	(27)	(35)
Other receivables - related parties	-	(793)
Prepaid expense and other	29	272
Other payables and accrued liabilities	610	(204)
Other payables - related parties	(6,463)	(1,370)
Taxes payable	13	1
Net cash (used in) provided by operating activities from operations to be disposed/ operations disposed	(7,847)	146,863
Net cash (used in) provided by operating activities	(16,581)	137,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivable - related party	-	4,540
Net cash provided by (used in) investing activities from operations to be disposed / operations disposed	151,249	(233,546)
Net cash provided by (used in) investing activities	151,249	(229,006)

CASH FLOWS FINANCING ACTIVITIES:
Proceeds from common stock issued to CEO	-	7,500
Net cash (used in) provided by financing activities from operations to be disposed / operations disposed	(148,737)	63,132
Net cash (used in) provided by financing activities	(148,737)	70,632

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	2,470	164

DECREASE IN CASH	(11,599)	(20,326)

CASH, beginning of year	11,641	31,967

CASH, end of year	42	11,641

Less: cash from operations to be disposed, end of year	(38)	(11,573)

CASH FROM CONTINUING OPERATIONS, end of year	$4	$68

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation through December 30, 2015 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

In view of the near-term challenges for the steel manufacturing sector, the Company strategically accelerated its business transformation. The Company’s transformation strategy is to pursue opportunities that offer compelling benefits to the Company’s organization and shareholders, including:

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

On November 4, 2015, the Company's Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized the Company's management to pursue the potential sale of all its ownership interest in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") and Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) in order to unlock the value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. On December 30, 2015, the Company sold its equity interest in General Steel (China) Co., Ltd (“General Steel (China)”) and Longmen Joint Venture to a related party (See Notes 2(a) and 2(v)). On March 21, 2016, the Company sold its interest in Maoming Hengda thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, General Steel (China) Co., Ltd. which included Longmen Joint Venture and subsidiaries’ financial information was presented as operation disposed and Maoming Hengda’s financial information was presented as operations to be disposed and assets and liabilities held for sale for the years ended December 31, 2015 and 2014 in the consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations expected to be disposed. See Notes 2(a) and 2(v) for details.

Longmen Joint Venture: On April 29, 2011, a 20-year Unified Management Agreement (“the Agreement”) was entered into between the Company, the Company’s former 60%-owned subsidiary Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”), Shaanxi Coal and Chemical Industry Group Co., Ltd. (“Shaanxi Coal”) and Shaanxi Iron and Steel Group (“Shaanxi Steel”). Shaanxi Steel is the controlling shareholder of Shaanxi Longmen Iron and Steel Group Co., Ltd (“Long Steel Group”) which is the non-controlling interest holder in Longmen Joint Venture, and Shaanxi Coal, a state owned entity, is the parent company of Shaanxi Steel. Under the terms of the Agreement, all manufacturing machinery and equipment of Longmen Joint Venture and the $605.8 million (or approximately RMB 3.7 billion) of the constructed iron and steel making facilities owned by Shaanxi Steel, which includes one 400 m 2 sintering machine, two 1,280 m 3 blast furnaces, two 120 ton converters and some auxiliary systems, are managed collectively as a single virtual asset pool (“Asset Pool”). Longmen Joint Venture manages the Asset Pool as the principal operating entity and is responsible for the daily operations of the new and existing facilities. At the designed efficiency level, the facilities could contribute three million tons of crude steel production capacity per year.

Longmen Joint Venture had agreed to pay Shaanxi Steel for the use of the constructed iron and steel making facilities an amount equaling the depreciation expense on the equipment constructed by Shaanxi Steel as well as 40% of the pre-tax profit, if any, generated by the Asset Pool. The remaining 60% of the pre-tax profit was allocated to Longmen Joint Venture. As a result, the Company’s economic interest in the profit or loss generated by Longmen Joint Venture is 36%. The distribution of profit is subject to a prospective adjustment after the first two years based on each entity’s actual investment of time and resources into the Asset Pool. There has been no adjustment to the Agreement from its inception through the sale and disposition .

The parties to the Agreement established the Shaanxi Longmen Iron and Steel Unified Management Supervisory Committee ("Supervisory Committee") to ensure that the facilities and related resources are operated and managed according to the stipulations set forth in the Agreement. The Board of Directors of Longmen Joint Venture, of which the Company held 4 out of 7 seats, required a simple majority vote and remains the controlling decision-making body of Longmen Joint Venture and the Asset Pool. See Note 2(c) “Consolidation of VIE.” The Agreement does not preclude the Company from selling its 60% ownership interest of Longmen Joint Venture.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Agreement constitutes an arrangement that involves a lease which meets certain of the criteria of a capital lease and therefore the assets constructed by Shaanxi Steel are accounted for by Longmen Joint Venture as a capital lease. The profit sharing liability portion of the lease obligation, representing 40% of the cumulative pre-tax profit generated by the Asset Pool, is accounted for by Longmen Joint Venture as a derivative financial instrument at fair value. See Notes 2(h) “Financial instruments”, Note 2(v) “Operations held for sale and operations disposed/to be disposed”, Note 15 “Capital lease obligations” and Note 16 “Profit sharing liability”.

Other Business Operations:

The Company formed a joint venture, Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan IoT”), in February of 2015 with an RFID Expert team to develop and commercialize RFID technologies and data solutions. General Shengyuan IoT was still in the development stage and no revenues and significant operating expenses were incurred during the year ended December 31, 2015 and through the Filing date.

The Company also established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is still in the development stage and has no revenues or significant operating expenses during the year ended December 31, 2015 and through the Filing date.

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some of the operations issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company is expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Because the Company has decided to dispose of Catalon in the near future, it is presenting Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015 in the consolidated financial statements. See Note 21 – Catalon Acquisition.

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company received 100% equity interest on February 16, 2016 at no cost as Tianjin Shuangsi was established by the chief executive office of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products, which the Company would continue on its trading business after the disposition of General Steel (China).

Note 2 – Summary of significant accounting policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation.

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
General Steel (China) Co., Ltd. (“General Steel (China)”)*	PRC	100.0%
Tianjin General Shengyuan IoT Technology Co., Ltd. (“General Shengyuan”)*	PRC	70.0%
Yangpu Shengtong Investment Co., Ltd. (“Yangpu Shengtong”)*	PRC	99.1%
Tianjin Qiu Steel Investment Co., Ltd. (“Qiu Steel”)*	PRC	98.7%
Longmen Joint Venture*	PRC	VIE/60.0%
Maoming Hengda Steel Company, Ltd. (“Maoming Hengda”) **	PRC	99.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)***	PRC	100.0%
Catalon Chemical Corp. (“Catalon”)**	U.S.	84.5%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*	On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture and subsidiaries at disposal date. The disposed entities’ net loss through the disposal date were consolidated and presented as operations disposed for the years ended December 31, 2015 and 2014 in the consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Note 2(v) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

**	See Note 1 “Organization and Operations” and Note 2(v) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

***	Tongyong Shengyuan is a holding company of Tianjin Shuangsi that the Company received 100% equity interest on February 16, 2016.

Baotou Steel

Prior to December 31, 2014, the Company held an 80.0% equity interest in Baotou Steel – General Steel Special Steel Pipe Joint Venture Co., Ltd. (“Baotou Steel”) through General Steel (China). On December 31, 2014, the Company sold its 80.0% equity interest in Baotou Steel to Tianjin Shuangjie Liansheng Rolled Steel Co., Ltd., an unrelated party for $0.7 million (RMB 4.0 million). As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate Baotou Steel at disposal date and recognized a gain in accordance with ASC 810-10-40-5. See Note 17 – Other income (expense) under the section “Gain on deconsolidation of a subsidiary” for details.

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

Longmen Joint Venture’s equity at risk was and continues to be insufficient to finance its activities and therefore Longmen Joint Venture was considered to be a VIE.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A Supervisory Committee was formed during the negotiation of the Unified Management Agreement. Given there is both a Supervisory Committee and a Board of Directors with respect to Longmen Joint Venture , the powers (rights and roles) of both bodies were considered to determine which party has the power to direct the activities of Longmen Joint Venture, and by extension, whether the Company continued to have the power to direct Longmen Joint Venture’s activities after this Supervisory Committee was formed and the significant investment in plant and equipment by owners of the Longmen Joint Venture partner. The Supervisory Committee, in which the Company held 2 out of 4 seats, required a ¾ majority vote, while the Board of Directors, on which the Company held 4 out of 7 seats, required a simple majority vote. As the Supervisory Committee’s role is limited to supervising and monitoring management of Longmen Joint Venture and in the event there is any disagreement between the Board and the Supervisory Committee, the Board prevailed, the Supervisory Committee was considered subordinate to the Board. Thus, the Board of Directors of Longmen Joint Venture continued to be the controlling decision-making body with respect to Longmen Joint Venture. The Company, which controlled 60% of the voting rights of the Board of Directors, had control over the operations of Longmen Joint Venture and as such, had the power to direct the activities of the VIE that most significantly impact Longmen Joint Venture’s economic performance.

The Company had the obligation to absorb losses and the rights to receive benefits based on the profit allocation as stipulated by the Unified Management Agreement that were significant to the VIE. As both conditions were met, the Company was the primary beneficiary of Longmen Joint Venture and therefore, continued to consolidate Longmen Joint Venture as a VIE until its disposal on December 30, 2015. See Note 2(v) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

The carrying amount of the VIE and its subsidiaries’ consolidated assets and liabilities were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current assets	$-	$837,135
Plant and equipment, net	-	1,537,687
Other noncurrent assets	-	33,396
Total assets	-	2,408,218
Total liabilities	-	(2,946,126)
Net liabilities	$-	$(537,908)

VIE and its subsidiaries’ liabilities consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Current liabilities:
Short term notes payable	$-	$638,829
Accounts payable	-	605,025
Accounts payable - related parties	-	205,914
Short term loans – bank	-	216,940
Short term loans – others	-	54,524
Short term loans - related parties	-	45,710
Other payables and accrued liabilities	-	47,121
Other payables - related parties	-	78,615
Customer deposits	-	87,372
Customer deposits - related parties	-	34,895
Deposit due to sales representatives	-	17,871
Deposit due to sales representatives – related parties	-	2,509
Taxes payable	-	4,026
Deferred lease income	-	2,176
Capital lease obligations, current	-	8,508
Intercompany payable to be eliminated	-	20,155
Total current liabilities	-	2,070,190
Non-current liabilities:	-
Long term loans - related parties	-	339,549
Deferred lease income - noncurrent	-	72,713
Capital lease obligations, noncurrent	-	393,252
Profit sharing liability	-	70,422
Total non-current liabilities	-	875,936
Total liabilities of consolidated VIE	$-	$2,946,126

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2015 through date of disposal (December 30, 2015)	For the year ended December 31, 2014
	(in thousands)	(in thousands)
Sales	$1,541,564	$2,284,485
Gross loss	$(188,153)	$(19,496)
(Loss) income from operations	$(1,189,740)	$4,219
Net loss attributable to controlling interest	$(763,512)	$(45,425)

(d)	Liquidity and Going Concern

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

The Company’s equity was in deficiencies as of December 31, 2015. As December 31, 2015, the Company’s current liabilities exceed current assets by $75.9 million, which together with continued losses from operations raises substantial doubt about its ability to continue as a going concern.

In view of the near-term challenges for the steel sector, the Company strategically accelerated its business transformation. On November 4, 2015, the Company's Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized the Company's management to pursue the potential sale of all its ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. On December 30, 2015, the Company sold its entire equity interest in General Steel (China) Co., Ltd. together with Longmen Joint Venture to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company’s Chairman. On March 21, 2016, the Company sold its entire equity interest in Maoming Hengda to a related party and completed the divestiture of its steel business as planned. Accordingly, Maoming Hengda’s assets and liabilities were presented as held for sale as of December 31, 2015 in the consolidated financial statements.

The Company’s remaining businesses primarily comprised of Tianjin Shuangsi, a trading company that mainly sources overseas iron ore for steel mills. The Company received 100% equity interest of Tianjin Shuangsi on February 16, 2016.

As of December 31, 2015, the Company’s current liabilities was $78.2 million. However, the Company has consummated the following transactions subsequent to year end summarized as follows:

1)	The current liabilities of Maoming Hengda which was disposed on March 21, 2016 is expected to reduce its current liabilities by $28.8 million.

2)	In August 2016, the Company signed two debt cancellation agreements with two creditors and converted approximately $25.2 million of its debt into the Company’s common stock and Series B preferred stock, of which $19.9 million was assumed by the Company prior to the disposal of Maoming Hengda. The net result is expected to reduce our current liabilities by $5.3 million.

3)	In August 2016, the Company had signed two offset agreements with Tianwu Tongyuan and two of its debtors to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors by offsetting some of the receivables as a result of the sale of Maoming Hengda to a related party subsequent to year end.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cash flows, taking these transactions into consideration as well as the expected cash needs to support the operations, is expected to yield the following:

Cash inflow (outflow) (in thousands)
For the twenty months ended August 29, 2017
Current liabilities as of December 31, 2015	$(78,161)
Deconsolidation of current liabilities in Maoming Hengda in March 2016	28,820
Conversion of debt into common stock and Series B Preferred Stock in August 2016	5,313
Reduction of other payables - related parties after execution of offset agreements	40,412
Estimated operating expenses for the twenty months ended August 29, 2017	(1,200)
Net projected cash need for the twenty months ended August 29, 2017	$(4,816)

The Company’s net projected outflow for the twenty months ended August 29, 2017 is expected to be at approximately $4.8 million. The Company is expected to complete the following plan to remediate our projected cash shortfall for the twenty months ended August 29, 2017:

1)	The Company is expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement, as a result, we expected that the $2.3 million liabilities due by Catalon as of December 31, 2015 will be rescind as a result of the shares cancellation.

2)	The Company is expected to raise approximately $2 to $3 million capital through a private placement.

The majority of the Company’s operating assets and businesses have been divested at year end and in the first quarter of 2016 as previously disclosed. The Company’s only operating entity is a new trading company received on February 16, 2016 which has limited operating history. Management has commenced a strategy to raise equity which, will be utilized to fund other strategic acquisitions. However, there can be no certainty that these additional financings will be available on acceptable terms, or at all and that future strategic acquisitions will generate enough cash or generate sufficient cash prior to the Company utilizing its cash on hand. If management is unable to execute this plan, there would likely be a material adverse effect on the Company’s business. All of these factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements for the year ended December 31, 2015 have been prepared on a going concern basis and do not include any adjustments to reflect the possible future effects on the recoverability and classifications of assets or the amounts and classifications of liabilities that may result from the inability of the Company to continue as a going concern.

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

One of the Company’s most significant estimates are the determination of fair value of the profit sharing liability see note 2(h). Since the liability is calculated and largely based on management’s expectations of product demand, pricing, raw materials cost and projected manufacturing efficiencies, it is susceptible to material changes when actual results deviate from those expectations. While management believes its current assumptions are reasonable and achievable, there is no assurance that those future expectations will be met.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)	Concentration of risks and other uncertainties

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2015 and December 31, 2014, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2015 and December 31, 2014 amounted to $0.04 million and $367.2 million, including $0 and $1.0 million that were deposited in Shaanxi Coal and Chemical Industry Group Financial Co., Ltd., a related party, respectively. As of December 31, 2015, $0.02 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

One of the Company’s customers individually accounted for 15.1% of total sales from operations disposed for the year ended December 31, 2015. One of the Company’s customers from operation held for sale individually accounted for 96.2% of total accounts receivable, including related parties as of December 31, 2015. None of the Company’s customers individually accounted for more than 10% of the Company’s total sales for the year ended December 31, 2014. Two customer from operations held for sale accounted for 32.1% and 20.5% of total accounts receivable, including related parties as of December 31, 2014.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the years ended December 31, 2015 and 2014. None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2015 and December 31, 2014.

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

Translation adjustments included in accumulated other comprehensive income amounted to $2.0 million and $0.6 million as of December 31, 2015 and December 31, 2014, respectively. The balance sheet amounts, with the exception of equity at December 31, 2015 and December 31, 2014 were translated at 6.49 RMB and 6.14 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2015 and 2014 were 6.23 RMB and 6.14 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As described in Note 15 - Capital lease obligations, payments related to the capital lease of the Asset Pool consist of two components: (1) a fixed monthly payment of $2.3 million (RMB 14.6 million), based on Shaanxi Steel’s cost to construct the assets, to be paid for the 20 year term of the Unified Management Agreement; and (2) 40% of any remaining pre-tax profits from the Asset Pool, which included Longmen Joint Venture and the constructed iron and steel making facilities. The aforementioned profit sharing component met the definition of a derivative instrument under ASC 815-10-15-83 and, accordingly, the profit sharing liability was accounted for separately as a derivative liability. It was recognized initially at its estimated fair value at inception. The estimated fair value was adjusted each reporting period, with changes in the estimated fair value of the profit sharing liability charged or credited to operating income each period.

The Company determined the fair value of the profit sharing liability using Level 3 inputs by considering the present value of Longmen Joint Venture’s projected profits/losses, discounted based on our average borrowing rate, which was 6.5%.

The fair value of the profit sharing liability would change each period as a result of (a) any changes in our estimate of Longmen Joint Venture’s projected profits/losses over the remaining term of the Agreement, (b) any change in the discount rate used, based on changes in our current or expected borrowing rate, (c) the change in fair value related to the passage of time and change in the number of future periods over which the present value of future cash flows is estimated and (d) any difference between the previously estimated operating results for the current period and actual results.

Each reporting period, the Company considered whether the discount rate based on the Company’s average borrowing rate should be adjusted based upon the current and expected future financial condition of the Company. On November 22, 2014, the People’s Bank of China decreased standard bank borrowing rate across the board by 0.4%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.4% from 7.3% to 6.9%. On May 11, 2015, the People’s Bank of China decreased the standard bank borrowing rate again across the board by 0.25%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.25% from 6.9% to 6.7%. On June 27, 2015 the People’s Bank of China decreased the standard bank borrowing rate again across the board by 0.25%. Accordingly, the Company adjusted down the present value discount rate for profit sharing liability by 0.25% from 6.7% to 6.5%.

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

The major drivers of the change in our estimate were the continuing decrease in the selling price of Longmen Joint Venture’s products as well as a continuing downtrend in the sluggish infrastructure investment and consumption growth for the next ten years or so. As such, as of December 31, 2014 financial statement issuance we had lowered our projected growth in the steel market for approximately ten years as compared to our previous estimates at December 31, 2013. The variables and the impact on our inputs to the 2014 valuation of profit sharing fair value, as compared to the 2013 valuation of the profit sharing fair value can be summarized as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	Volume Inputs: The most recent 5 year China GDP forecast and Shaanxi GDP forecast decreased on average by 0.4% and 1.4% of GDP, respectively, versus the forecast used in 2013.
-	Steel Sales Price Inputs: The most recent China Steel Association price index, together with our actual result decreased, on average, by 5.6% versus the same forecast used in 2013.
-	Raw Material Cost Inputs: The most recent China Steel Association price index, together with the our actual result decreased, on average, by 4.7% versus the same forecast used in 2013.

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

For the three months ended June 30, 2015, the Company recognized a $57.5 million reduction in the fair value of profit sharing liability resulting from the change in estimates of future operating profits based on the actual operating results through June 2015 and the continued deterioration of steel market conditions in the second quarter of 2015, which deviated from our previously anticipated industry environment improvement, as well as the June 27, 2015 change to the Borrowing Rate by 0.25%. These further recent changes in market conditions resulted in a decrease in the expected liability of $54.8 million primarily from adjustments to the 2015 to 2031 expected cash flows as well as a $2.6 million loss from the reduction in the present value discount rate of 0.25%, a $1.2 million loss from the present value discount, and a $6.5 million gain resulting from the Asset Pool’s operating results for the three months ended June 30, 2015 being less favorable than previously estimated as of March 31, 2015. The estimated fair value of the profit sharing liability at June 30, 2015 and through the date of the business disposition on December 30, 2016 was reduced to $0. At the same time, the reduction in the estimated future cash flows expected to be generated from Longmen Joint Venture’s operations caused the value of the Assets Pool to fall below the carrying value of Longmen Joint Venture’s long-lived assets, which triggered an impairment of $973.9 million (see Note 2(r)).

The variables and the impact on the Company’s inputs to the second quarter of 2015 valuation of profit sharing fair value, as compared to the first quarter valuation of the profit sharing fair value can be summarized as follows:

-	Volume Inputs: the Company increased our projected sales volume between 2015 and 2031 in response to recent policy initiatives from the Chinese government to boost infrastructure investment and further steel industry consolidation.
-	Steel Sales Price Inputs: the Company reduced the projected selling price in 2015 by 19% versus the forecast used in the first quarter of 2015 and reduced the projected selling price between 2016 and 2031 proportionally based on the reduction for 2015.
-	Raw Material Cost Inputs: based on the actual results in the second quarter of 2015 and the latest market trends, the Company reduced cost of goods sold in 2015 by 12% versus the forecast used in the first quarter of 2015 and reduced our projected cost of goods sold between 2016 and 2031 proportionally based on the reduction for 2015.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the years ended December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$70,422	$162,295
Change in fair value of profit sharing liability:
Change in preset value of estimate of future operating profits	(71,395)	(110,589)
Change in discount rate	5,012	8,106
Interest expense - present value discount amortization	2,443	11,544
Difference between the previously estimated operating results for the current period and actual results	(6,483)	(79)
Exchange rate effect	1	(855)
Ending balance	$-	$70,422

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

(i)	Cash

Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

(j)	Restricted cash

The Company had notes payable outstanding with various banks and was required to keep certain amounts on deposit that were subject to withdrawal restrictions. The notes payable were generally short term in nature due to its maturity period of six months or less, thus restricted cash was classified as a current asset.

(k)	Short term investment

Short-term investments are certificated deposits maintained with banks within the PRC with maturity date of less than one year.

(l)	Loans receivable

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

Interest expense for early submission request of payment for operations disposed amounted to $21.9 million and $49.3 million for the years ended December 31, 2015 and 2014, respectively.

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

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2015 and 2014 amounted to $26.9 million and $25.5 million, respectively, from operations disposed.

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

Due to the recurring losses in the Longmen Joint Venture’s operations, the most recent economic down turn, the major sell off of the Chinese stock market and the lacking of government expansion in major infrastructure, the Company considered Longmen Joint Venture’s carrying amount for property and equipment not being recoverable. The Company used the undiscounted cash flow approach for the purpose of performing a recoverability test, which included future cash inflows less associated cash outflows that were directly associated with and that were expected to arise as a direct result of the use and eventual disposition of the assets. For purposes of assessment, the long lived assets were grouped at the lowest level for which there was identifiable cash flows. The major groupings analyses include Longmen Joint Venture, Maoming Hengda and General Steel (China). Further, the Company’s estimate of future cash flows included estimated future cash flows necessary to maintain our existing production potential over the entire period and within the various groups. The projections were based on a best estimate approach of likely outcomes. When the Company identified an impairment, the Company reduced the carrying amount of the asset to its estimated fair value based on a discounted cash flows method. During the quarter ended June 30, 2015, the Company expected Longmen Joint Venture’s long-lived assets to be not fully recoverable and recognized an impairment loss of $973.9 million to reduce its carrying value to its fair value. See Note 2 (c) and note 8 for further details.

(s)	Intangible assets

Finite lived intangible assets of the Company are reviewed for impairment if events and circumstances require. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.  As of December 31, 2015, the Company expects these assets to be fully recoverable.

Land use rights

All land in the PRC is owned by the government. However, the government grants “land use rights.” The Company amortizes the land use rights over the twenty-year business term because its business license had a twenty-year term.

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

Longmen Joint Venture acquired 24.1% equity interest in Xi’an Delong Powder Engineering Materials Co., Ltd. in 2007. As of December 31, 2014, Longmen Joint Venture’s net investment in the unconsolidated entity was $1.2 million.

General Steel (China) acquired 32.0% equity interest in Tianwu General Steel Material Trading Co., Ltd. in 2010. As of December 31, 2014, General Steel (China)’s net investment in the unconsolidated entity was $15.7 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 28, 2015 General Steel (China) sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of our wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of December 31, 2015, Tongyong Shengyuan’s net investment in the unconsolidated entity was $14.9 million.

Total investment loss in unconsolidated subsidiaries from continuing operations amounted to $0 for the years ended December 31, 2015 and 2014, respectively, which was included in “Income from equity investments” in the consolidated statements of operations and comprehensive loss.

Total investment income in unconsolidated subsidiaries from operations disposed amounted to $0.3 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss.

(u)	Revenue recognition

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

The Company engaged in trading transactions in which the Company act as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers were the primary obligators, the Company did not have any general inventory risk, physical inventory loss risk or credit risk, and the Company did not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements were recorded at the net amount retained in accordance with ASC 605-45. Sales in trading transactions, which were netted against corresponding cost of goods sold, amounted to $336.6 million and $335.0 million for the years ended December 31, 2015 and 2014, respectively. The net gain (loss) included in either net sales or cost of sales from operations disposed amounted to $1.0 million and $(0.5) million for the years ended December 31, 2015 and 2014, respectively.

(v)	Operations held for sale and operations disposed/to be disposed

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations to be disposed and operations disposed), less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of Discontinued Operations Classified as Held for Sale in the Consolidated Balance Sheet.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,		December 31,
(In thousands)	2015		2014

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$38	*	$11,573
Restricted cash	-		355,685
Notes receivable	-		10,290
Restricted notes receivable	-		111,801
Loans receivable	-		36,001
Loan receivable – related parties	-		34,713
Accounts receivable, net	342		9,321
Accounts receivable - related parties, net	-		8,498
Other receivables, net	11		63,610
Other receivables - related parties, net	-		38,425
Inventories	-		156,327
Advances on inventory purchase, net	-		73,819
Advances on inventory purchase - related parties	-		45,617
Prepaid expense and other	-		4,774
Prepaid taxes	1,218		5,789
Short-term investment	-		2,688
Total current assets held for sale	1,609		968,931

OTHER ASSETS:
Property and equipment, net	16,593		1,543,136
Advances on equipment purchase	-		11,438
Investment in unconsolidated entities	-		16,823
Long-term deferred expense	2		458
Intangible assets, net of accumulated amortization	2,023		22,960
Total other assets held for sale	18,618		1,594,815

Total assets of the disposal group classified as held for sale	$20,227		$2,563,746

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Short term notes payable	$-		$661,635
Accounts payable	6,336		612,801
Accounts payable - related parties	-		207,783
Short term loans - bank	-		257,502
Short term loans - others	461		60,717
Short term loans - related parties	-		46,380
Other payables and accrued liabilities	2,551	*	55,462
Other payables - related parties	21,807	*	87,227
Customer deposits	-		92,974
Customer deposits - related parties	-		132,616
Deposit due to sales representatives	-		17,871
Deposit due to sales representatives - related parties	-		2,509
Taxes payable	-		5,199
Deferred lease income, current	-		2,176
Capital lease obligations, current	-		8,508
Total current liabilities held for sale	31,155		2,251,360

NON-CURRENT LIABILITIES HELD FOR SALE
Long-term loans - related party	-		339,549
Deferred lease income, noncurrent	-		72,713
Capital lease obligations, noncurrent	-		393,252
Profit sharing liability at fair value	-		70,422
Total non-current liabilities held for sale	-		875,936

Total liabilities of the disposal group classified as held for sale	$31,155		$3,127,296

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*As of December 31, 2015, Catalon has total cash of $24 thousand, incurred other payables of $0.9 million and other payable – related party of $1.4 million. All the remaining assets and liabilities held for sale are held and for Maoming Hengda.

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations to be Disposed Classified as Held for Sale and Disposed in the Consolidated Statements of Operations and Comprehensive Loss.

	For the years ended December 31,
Operations to be disposed:	2015	2014

SALES	$125	$32
COST OF GOODS SOLD	242	13
GROSS (LOSS) PROFIT	(117)	19

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(13,394)*	(1,309)

LOSS FROM OPERATIONS	(13,511)	(1,290)

OTHER INCOME (EXPENSE)
Finance/interest expense	-	(1)
(Loss) gain on disposal of equipment and intangible assets	(9)	22
Other non-operating expense, net	(160)	(389)
Other expense, net	(169)	(368)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(13,680)	(1,658)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS TO BE DISPOSED	(13,680)	(1,658)
Less: Net loss attributable to noncontrolling interest from operations to be disposed	(1,933)	(53)
NET LOSS FROM OPERATIONS TO BE DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(11,747)	$(1,605)

*Included an impairment charge of $12.2 million in December 2015 associated with Catalon intangible assets (See Note 21)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,
Operations Disposed:	2015	2014

SALES	$993,744	$1,900,260
SALES - RELATED PARTIES	549,197	389,120
TOTAL SALES	1,542,941	2,289,380
COST OF GOODS SOLD	1,123,690	1,913,536
COST OF GOODS SOLD - RELATED PARTIES	606,414	395,029
TOTAL COST OF GOODS SOLD	1,730,104	2,308,565
GROSS LOSS	(187,163)	(19,185)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(72,827)	(69,058)
EXCESS OVERHEAD DURING MAINTENANCE	(27,701)	-
IMPAIRMENT CHARGE	(973,860)	-
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	70,423	91,018
(LOSS) INCOME FROM OPERATIONS	(1,191,128)	2,775

OTHER INCOME (EXPENSE)
Interest income	7,242	21,385
Finance/interest expense	(97,734)	(96,573)
Loss on disposal of equipment and intangible assets	(29)	(1,147)
Government grant	2,056	327
Income from equity investments	342	139
Foreign currency transaction (loss) gain	(3,174)	786
Lease income	2,145	2,175
Gain on deconsolidated of a subsidiary	-	1,795
Other non-operating income (expense), net	1,063	(39)
Other expense, net	(88,089)	(71,152)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(1,279,217)	(68,377)
PROVISION FOR INCOME TAXES	603	269
NET LOSS FROM OPERATIONS DISPOSED	(1,279,820)	(68,646)
Less: Net loss attributable to noncontrolling interest from operations disposed	(513,092)	(29,500)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(766,728)	$(39,146)

On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As Victory Energy Resource Limited is a related party under common control with the Company under Mr. Henry Yu, the net consideration has recognized as a contribution to capital as opposed to a gain. As of December 30, 2015, the net deficiency of GS China amounted to $1.0 billion and a net consideration of $1.0 million. Accordingly, the Company recorded the total amount of net consideration of $1.0 billion in additional-paid-in capital. The net deficiency of GS China as of December 30, 2015 is as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,
(In thousands)	2015

CURRENT ASSETS:
Cash	$122,577
Restricted cash	12,336
Notes receivable	9,010
Loan receivable – related parties	5,769
Accounts receivable, net	4,966
Accounts receivable - related parties, net	173,287
Other receivables, net	118,106
Other receivables - related parties, net	236,162
Inventories	72,024
Advances on inventory purchase, net	39,463
Advances on inventory purchase - related parties	15,968
Prepaid expense and other	26
Prepaid taxes	762
Short-term investment	2,064
Total current	812,520

OTHER ASSETS:
Property and equipment, net	515,169
Advances on equipment purchase	9,140
Investment in unconsolidated entities	1,024
Long-term deferred expense	412
Intangible assets, net of accumulated amortization	19,048
Total other assets	544,793

Total assets	$1,357,313

CURRENT LIABILITIES:
Short term notes payable	$273,632
Accounts payable	571,366
Accounts payable - related parties	465,858
Short term loans - bank	45,151
Short term loans - related parties	23,038
Other payables and accrued liabilities	93,193
Other payables - related parties	191,276
Customer deposits	42,515
Customer deposits - related parties	203,413
Taxes payable	1,849
Deferred lease income, current	2,059
Capital lease obligations, current	11,201
Total current liabilities	1,924,551

NON-CURRENT LIABILITIES HELD FOR SALE
Long-term loans	702,261
Deferred lease income, noncurrent	68,407
Capital lease obligations, noncurrent	385,576
Total non-current liabilities held for sale	1,156,244

NON-CONTROLLING INTEREST	(698,311)

Total net deficiency	(1,025,171)
Net consideration	(1,000)
Currency translation adjustment	12,822
Total addition to paid-in capital	$(1,013,349)

(w)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

(x)	Short-term notes payable

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(y)	Customer deposits

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy.

(z)	Deferred lease income

To reimburse Longmen Joint Venture for certain construction costs incurred as well as economic losses on suspended production to accommodate the construction of the new iron and steel making facilities on behalf of Shaanxi Steel, in the fourth quarter of 2010, Shaanxi Steel reimbursed Longmen Joint Venture for the value of assets dismantled, various site preparation costs incurred and rent under a 40-year land sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and for the reduced production efficiency caused by the construction. Applying the lease accounting guidance, the Company had concluded that, except for the reimbursement for site preparation costs incurred, the amount of reimbursement should be deferred and recognized as a component of the land that was sub-leased during the construction, to be amortized to income over the remaining term of the 40-year sub-lease. Deferred lease income represents the remaining balance of compensation being deferred. See Note 14 - “Deferred lease income”.

(aa)	Non-controlling interest

Non-controlling interest mainly consists of Long Steel Group’s 40% interest in Longmen Joint Venture, an individuals’ 0.9% interest in Yangpu Shengtong, two individuals’ 1.3% interest in Qiu Steel, an individual’s 1% interest in Maoming Hengda, and two individuals’ 15.5% interest in Catalon. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

(bb)	Earnings (loss) per share

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

(cc)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of both December 31, 2015 and 2014, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

(dd)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2015, and 2014. As of December 31, 2015, the Company’s income tax returns filed for December 31, 2015, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

(ee)	Share-based compensation

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

(ff)	Recently issued accounting pronouncements

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASC 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASC 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management is evaluating the effect, if any, on the Company’s consolidated financial statements

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 Investments-Equity and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The objective is to simplify investor’s accounting for equity method investments as a result of an increase in ownership level or degree of influence over the investee from prior period and requires prospective application of equity method accounting from the date when an equity investment qualifies for equity method of accounting. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company does not expect the adoption of ASU 2016-07 to have material impact on the Company’s consolidated financial statements.

In March 2016, 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The object is to reduce the potential for diversity in practice arising from inconsistent application of the principal verse agent guidance and to reduce the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The objective is to identity, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintain or improving the usefulness of the information provided to users of financial statements. The areas for simplification include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas apply only to nonpublic entities. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect the adoption of ASU 2016-09 to have material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Management is evaluating the effect, if any, on the Company’s consolidated financial statements

Note 3 – Loans receivable – held for sale

Loans receivable, including to related parties represent amounts the Company expects to collect from unrelated and related parties upon maturity.

The Company had the following loan receivable held for sale due within one year as of:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to unrelated party; due on demand; interest rate is 8.0%.	$-	$36,001

The Company has the following loans receivable – related parties held for sale due within one year as of:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Loan to Tianjin Hengying Trading Co., Ltd.; due on demand; interest rate is 10.0%.	$-	$13,997
Loan to Tianjin Dazhan Industry Co., Ltd.; due on demand; interest rate is 10.0%.	-	14,617
Loan to Beijing Shenghua Xinyuan Metal Materials Co., Ltd.; due on demand; interest rate is 10.0%.	-	6,099
Total loans receivable – related parties	$-	$34,713

See Note 19 “Related party transactions and balances” for the nature of the relationship of related parties.

Total interest income for the loans in operations disposed amounted to $0 and $8.2 million for the years ended December 31, 2015 and 2014, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Accounts receivable (including related parties), net – held for sale

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Accounts receivable	$342	$9,804
Less: allowance for doubtful accounts	-	(483)
Accounts receivable – related parties	-	8,624
Less: allowance for doubtful accounts – related parties	-	(126)
Net accounts receivable – held for sale	$342	$17,819

Movement of allowance for doubtful accounts is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$609	$1,053
Charge to expense	201	368
Less: recovery	-	(8)
Deconsolidation	(769)	(798)
Exchange rate effect	(41)	(6)
Ending balance	$-	$609

Note 5 – Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Other receivables	$174	$73,944
Less: allowance for doubtful accounts	-	(10,198)
Other receivables – related parties	-	39,734
Less: allowance for doubtful accounts – related parties	-	(64)
Net other receivables	174	103,416
Less: other receivables – held for sale	(11)	(102,035)
Net other receivables – continuing operations	$163	$1,381

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$10,262	$2,606
Charge to expense	5,007	7,670
Less: recovery	(5)	(6)
Less: deconsolidation	(15,119)	-
Exchange rate effect	(145)	(8)
Ending balance	-	10,262
Less: balance – held for sale	-	(10,262)
Ending balance – continuing operations	$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Inventories – held for sale

Inventories consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Supplies	$-	$18,838
Raw materials	-	143,563
Finished goods	-	12,301
Less: allowance for inventory valuation	-	(18,375)
Inventories – held for sale	$-	$156,327

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

The Company values its inventory at the lower of cost or market, determined on a weighted average method, or net realizable value. As of December 31, 2015 and 2014, the Company had provided allowance for inventory valuation in the amounts of $0 and $18.4 million, respectively.

Movement of allowance for inventory valuation is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$18,375	$15,397
Addition	22,192	18,362
Less: write-off	(18,115)	(15,311)
Less: inventory disposed of - Note 2(v)	(22,192)	-
Exchange rate effect	(260)	(73)
Ending balance	$-	$18,375

Note 7 – Advances on inventory purchases – held for sale

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Advances on inventory purchases	$439	$76,320
Less: allowance for doubtful accounts	(439)	(2,501)
Advances on inventory purchases – related parties	-	45,617
Net advances on inventory purchases – held for sale	$-	$119,436

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$2,501	$105
Charge to expense	-	2,395
Less recovery	(462)	-
Less deconsolidation	(1,927)	-
Exchange rate effect	327	1
Ending balance	$439	$2,501

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Plant and equipment, net – held for sale

Plant and equipment consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Buildings and improvements	$21,895	$279,776
Machinery	9,344	669,427
Machinery under capital lease	262	626,735
Transportation and other equipment	-	22,765
Construction in progress	-	342,660
Subtotal	31,501	1,941,363
Less: accumulated depreciation	(14,908)	(398,227)
Plant and equipment, net – held for sale	$16,593	$1,543,136

Longmen Joint Venture was obligated under a capital lease for the iron and steel making facilities, including one sintering machine, two converters, two blast furnaces and some auxiliary systems that expire on April 30, 2031. During 2013, Longmen Joint Venture entered into a number of capital lease agreements for energy-saving equipment installed throughout the steel production line. Longmen Joint Venture is obligated under the capital lease for the equipment upon the confirmation of the energy-saving rate between the Company and its vendors.

The carrying value of assets acquired under the capital lease under operations held for sale consists of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$-	$626,735
Less: accumulated depreciation	-	(107,782)
Carrying value of leased assets – held for sale	$-	$518,953

Long-lived assets, including construction in progress, are reviewed if events and changes in circumstances indicate that its carrying amount may not be recoverable to determine whether their carrying value has become impaired. The Company assessed the recoverability of all of its remaining long-lived assets at December 31, 2015 and 2014, respectively. While such assessment did not result in any impairment charges for the year ended December 31, 2014, as the Chinese steel industry conditions continued to worsen during the six months ended June 30, 2015, which deviated from the Company’s previous anticipated industry environment improvement, the sum of the discounted cash flows expected to generate from the long-lived assets and their disposition were less than the carrying value by $973.9 million (RMB 6.0 billion). As a result, an impairment was recorded and included in operating expenses for the six months ended June 30, 2015 (see Note 2(r)). The discounted cash flows were determined using certain expected changes to the current operational assumptions using the average of three possible cash flow scenarios (see Note 2(h)). The Company reassessed the recoverability of its remaining long-lived assets at December 30, 2015, the disposal date of GS China and deemed no more additional impairment are deemed necessary.

Depreciation expense from operations to be disposed for the years ended December 31, 2015 and 2014 amounted to $1.3 million and $1.1 million, respectively. Depreciation expense from operations disposed for the years ended December 31, 2015 and 2014 amounted to $78.2 million and $94.2 million, respectively. These amounts include depreciation of assets held under capital leases for the years ended December 31, 2015 and 2014, which amounted to $31.0 million and $31.1 million, respectively (See Notes 2(h) and 2(r)).

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Intangible assets, net – held for sale

Intangible assets consist of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Land use rights	$2,558	$30,726
Mining right	-	2,447
Software	10	1,058
Subtotal	2,568	34,231
Less:
Accumulated amortization – land use rights	(535)	(9,127)
Accumulated amortization – mining right	-	(1,431)
Accumulated amortization – software	(10)	(713)
Subtotal	(545)	(11,271)
Intangible assets, net – held for sale	$2,023	$22,960

The gross amount of the intangible assets amounted to $2.6 million and $34.2 million as of December 31, 2015 and 2014, respectively. The remaining weighted average amortization period is 39 years as of December 31, 2015.

Total amortization expense from operations disposed for both of the years ended December 31, 2015 and 2014 amounted to $0.8 million and $0.9 million, respectively.

Total depletion expense from operations disposed for the years ended December 31, 2015 and 2014 amounted to $0.2 million and $0.1 million, respectively.

The estimated aggregate amortization and depletion expenses for each of the five succeeding years is as follows:

Year ending	Estimated amortization and depletion expenses	Gross carrying amount
	(in thousands)	(in thousands)
December 31, 2016	$52	$1,971
December 31, 2017	52	1,919
December 31, 2018	52	1,867
December 31, 2019	52	1,815
December 31, 2020	52	1,763
Thereafter	1,763	-
Total	$2,023

Note 10 – Debt

Short-term notes payable – held for sale

Short-term notes payable are lines of credit extended by banks. Banks in turn issue the Company a bank acceptance note, which can be endorsed and assigned to vendors as payments for purchases. The notes payable are generally payable within three to six months. This short-term note payable is guaranteed by the bank for its complete face value. The banks do not charge interest on these notes, but usually charge a transaction fee of 0.05% of the notes value. In addition, the banks usually require the Company to deposit either a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash, or provide notes receivable as security, which are classified on the balance sheet as restricted notes receivable. Restricted cash as a guarantee for the notes payable held for sale amounted to $0 and $339.4 million as of December 31, 2015 and 2014, respectively.

The Company had the following short-term notes payable held for sale as of:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Notes payable to various banks in China, due various dates from January to June 2015. Restricted cash required of $14.7 million as of December 31, 2014; guaranteed by third parties. These notes payable were repaid on the due dates.	$-	$22,806
Longmen Joint Venture: Notes payable to various banks in China, due various dates from January to October 2014. $324.7 million restricted cash are secured for notes payable as of December 31, 2014, some notes are further guaranteed by third parties. These notes payable were either repaid or renewed subsequently on the due dates.	-	638,829
Total short-term notes payable – held for sale	$-	$661,635

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans are due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Due to banks – held for sale

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel (China): Loans from various banks in China, due various dates from January to August 2015. Weighted average interest rate was 7.2% per annum as of December 31, 2014; some are guaranteed by third parties. These loans were either repaid or renewed subsequently on the due dates.	$-	$40,562
Longmen Joint Venture: Loans from various banks in China, due various dates from January to November 2015. Weighted average interest rate was 7.1% per annum as of December 31, 2014; some are guaranteed by third parties; $16.3 million restricted cash and $111.8 million notes receivable were secured for the loans as of December 31, 2014; These loans were either repaid or renewed subsequently on the due dates.	-	216,940
Total short-term loans – bank – held for sale	$-	$257,502

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

Short-term Loan - other

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from various unrelated companies and individuals, due various dates from January to September 2015, and weighted average interest rate was 5.7% per annum as of December 31, 2014. These loans were repaid on the due dates.	$-	$16,999
Longmen Joint Venture: Loans from financing sales.	-	37,525
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	461	6,193
General Steel Investment Co., Ltd.: Loan from one unrelated parties, due to demand, the interest rate was 5% per annum as of December 31, 2015.	3,600	-
Total short-term loans – others	4,061	60,717
Less: short-term loans – others – held for sale	(461)	(60,717)
Short-term loans – others – continuing operations	$3,600	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture would sell rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng would purchase back the rebar from the third party companies at a price of 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture would be paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng would be given a credit period of several months to one year from the third party companies. There was no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.6% to 12.0% was determined by reference to the bank loan interest rates at the time when the contracts were entered into, plus an estimated premium based on the financing sale amount, which represented the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions were eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods were treated as financing costs in the consolidated financial statements.

Longmen Joint Venture’s total financing sales for the years ended December 31, 2015 and 2014 amounted to $329.3 million and $922.6 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2015 and 2014 amounted to $1.5 million and $4.2 million, respectively, and classified in net loss from operation disposed in the consolidated statements of opearitons.

Short term loans - related parties – held for sale

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
General Steel China: Loans from Yangpu Capital Automobile, due on demand, and interest rates is 10% per annum.	$-	$670
Longmen Joint Venture: Loan from Shaanxi Coal and Chemical Industry Group Co., Ltd., due on demand, and interest rate is 7.0% per annum.	-	128
Longmen Joint Venture: Loans from financing sales.	-	45,582
Total short-term loans – related parties – held for sale	$-	$46,380

Long-term loans - related party – held for sale

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Longmen Joint Venture: Loans from Shaanxi Steel Group, due on various dates through March 2018 and interest rate are 5.6% - 8.0% per annum.	$-	$339,549

As of December 31, 2015 and 2014, total assets used by the Company as collateral for the aforementioned debts were $0 and $96.9 million, respectively.

Total interest expense, net of capitalized interest, from operations disposed amounted to $55.6 million and $26.1 million for the years ended December 31, 2015 and 2014.

Capitalized interest from operations disposed amounted to $8.8 million and $11.9 million for the years ended December 31, 2015 and 2014, respectively.

Note 11 – Customer deposits – held for sale

Customer deposits represent amounts advanced by customers on product orders. The product normally is shipped within one month after receipt of the advance payment, and the related sale is recognized in accordance with the Company’s revenue recognition policy. As of December 31, 2015 and 2014, customer deposits held for sale amounted to $0 and $225.6 million, respectively, including deposits received from related parties, which amounted to $0 and $132.6 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Deposits due to sales representatives – held for sale

Longmen Joint Venture entered into agreements with various entities to act as the Company’s exclusive sales agent in a specified geographic area.  These exclusive sales agents must meet certain criteria and are required to deposit a certain amount of money with the Company. In return the sales agents receive exclusive sales rights in a specified area and at discounted prices on products they order. These deposits bear no interest and are required to be returned to the sales agent once the agreement is terminated. The agreement is normally entered/or renewed on an annual basis. Termination of the agreement can be mutually agreed to by both parties at any time. The Company had $0 and $20.4 million in deposits due to sales representatives at December 31, 2015 and 2014, respectively, including deposits due to related parties, held for sale which amounted to $0 and $2.5 million as of December 31, 2015 and 2014, respectively.

Note 13 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $9.1 million and $10.4 million for the years ended December 31, 2015 and 2014, respectively.

The Company paid income tax from operations disposed amounted to $0.2 and $0.2 million for years ended December 31, 2015 and 2014, respectively.

During the years ended December 31, 2015 and 2014, the Company used $21.3 million and $4.2 million inventory, respectively, in plant and equipment constructions for the disposed operation.

The Company had $24.4 million and $2.5 million notes receivable from financing sales loans to be converted to cash as of December 31, 2015 and 2014, respectively.

The Company transferred $24.9 million purchase deposits - related parties from loan receivables – related parties for the disposed operations as of December 31, 2015.

The Company transferred $3.6 million other payable – related parties to short-term loan – other during the year ended December 31, 2015.

The Company prepaid $0.5 million for consulting services through the issuance of common stocks for the year ended December 31, 2015.

The Company offset $2.6 million other receivables – related parties and other payables – related parties during the years ended December 31, 2015.

The Company incurred unpaid equity investment in Tianwu Tongyong and investment in Maoming Hengda of $56.2 million due to the disposed operations.

The Company issued $8.3 million in common stocks to acquire Catalon on October 23, 2015.

During the year ended December 31, 2014, the Company had receivables of $43 thousand as a result of the disposal of equipment that has not been collected.

During the year ended December 31, 2014, the Company converted $57 thousand of equipment into inventory productions.

During the year ended December 31, 2014, the Company capitalized $5.9 million on energy-saving equipment under capital lease agreements.

During the year ended December 31, 2014, the Company incurred $130.4 million accounts payable to be paid for the purchase of equipment and construction in progress.

The Company had $0.7 million receivable from the sale of Baotou Steel as of December 31, 2014.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Deferred lease income – operations disposed

To compensate Longmen Joint Venture for costs and economic losses incurred during construction of the iron and steel making facilities owned by Shaanxi Steel, Shaanxi Steel reimbursed Longmen Joint Venture $11.4 million (RMB 70.1 million) in the fourth quarter of 2010 for the value of assets dismantled and rent under a 40-year property sub-lease that was entered into by the parties in June 2009 (the "Longmen Sub-lease"), and $29.9 million (RMB 183.1 million) for the reduced production efficiency caused by the construction. In addition, in 2010 and 2011, Shaanxi Steel reimbursed Longmen Joint Venture $14.6 million (RMB 89.5 million) and $14.6 million (RMB 89.3 million), respectively, for trial production costs related to the new equipment.

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

The deferred lease income from operations disposed is amortized to income over the remaining term of the 40-year land sub-lease. For the years ended December 31, 2015 and 2014, the Company recognized $2.1 million and $2.2 million, respectively. As of December 31, 2015 and 2014, the balance of deferred lease income held for sale amounted to $0 and $74.9 million, respectively, of which $0 and $2.2 million represents balance to be amortized within one year. See Note 19 – Related party transactions and balances (k) – Deferred lease income – held for sale for details.

Note 15 - Capital lease obligations – operations disposed

Iron and steel production facilities

On April 29, 2011, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture used new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeded 75% of the assets’ useful lives, this arrangement was accounted for as a capital lease. The ongoing lease payments were comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. The profit sharing component did not meet the definition of contingent rent because it was based on future revenue and was therefore considered part of the financing for the capital leased assets which was related to the Unified Management Agreement. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability was then reduced by the value of the profit sharing component, which was recognized as a derivative liability, which was carried at fair value. See Note 16 – “Profit sharing liability – operations disposed”.

Energy-saving equipment

During 2013 and 2014, Longmen Joint Venture entered into capital lease agreements for energy-saving equipment to be installed throughout the production chain. Under these agreements, Longmen Joint Venture used the energy-saving equipment for which the vendors were responsible for the design, purchase, installation, and on-site testing, as well as the ownership rights to the equipment during the lease periods. The lease periods, which varied between four to six years, began upon the completion of the equipment installation, testing, and the issuance of the energy-saving rate reports to be agreed upon by both the vendors and Longmen Joint Venture. As the ownership rights of the equipment transfer to Longmen Joint Venture at the end of the lease periods, these agreements were accounted for as capital leases.

The minimum lease payments were based on the energy cost saved during the lease periods, which was determined by the estimated annual equipment operating hours per the lease agreements. If the actual annual equipment operating hours were less than the estimated amount, the lease periods might be extended, subject to further negotiation and agreement between Longmen Joint Venture and the vendors. If the actual annual equipment operating hours exceeded the estimated amount, Longmen Joint Venture was obligated to make additional lease payments based on the additional energy cost saved during the lease period and would recognize the additional lease payments as contingent rent expense. $23.0 million (RMB $146.5) energy-saving equipment under these lease agreements had been capitalized through the date of the Company’s disposal of Longmen Joint Venture and no contingent rent expense had been incurred.

Interest expense for the years ended December 31, 2015 and 2014 on the capital lease obligations from operations disposed was $20.2 million and $21.3 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Profit sharing liability – operations disposed

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability was accounted for separately from the fixed portion of the capital lease obligation (see Note 15 - “Capital lease obligation – operations disposed”) and was accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability was reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. As of December 30, 2015, date of disposal of GS China, the profit sharing liability was reduced to $0. See Note 2(h) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made from inception to date.

Note 17– Other income (expense) – operations disposed

Government grant

For the year ended December 31, 2015, Longmen Joint Venture received government grants totaling $2.1 million (RMB 12.8 million) and recognized as income. These government grants included $0.2 million from local business growth awards, $0.03 million from technology innovation award, $0.8 million from technology upgrade fund, $0.1 million from bank loan interest reimbursement, and $0.9 million from unemployment insurance grants.

For the year ended December 31, 2014, Longmen Joint Venture received government grants totaling $0.3 million (RMB 2.0 million) and recognized as income from the local government as reward for timely tax reporting and payment and outstanding contribution to local economic growth.

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the years ended December 31, 2015 and 2014, the Company recognized lease income of $2.1 million and $2.2 million from operation disposed, respectively.

Gain on deconsolidation of a subsidiary – operations disposed

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

Note 18 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations disposed for the years ended December 31, 2015 and 2014 are as follows:

(In thousands)	For the year ended December 31, 2015	For the year ended December 31, 2014
Current	$603	$269
Deferred	-	-
Total provision for income taxes	$603	$269
Operations disposed	(603)	(269)
Continuing operations	$-	$-

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
China income tax rate	25.0%	25.0%
Effect of tax rate differential of subsidiaries/VIE	(9.1)%	(9.5)%
Effect of change in deferred tax assets valuation allowance	(15.3)%	(23.5)%
Effect of permanent difference – change in fair value of profit sharing liability	0.9%	17.5%
Effect of permanent difference – capital lease obligation for iron and steel production facilities	(1.1)%	(9.4)%
Nondeductible expenses	(0.4)%	(0.4)%
Total provision for income taxes*	0.0%	(0.3)%

*The negative effective tax rates for the years ended December 31, 2015 and 2014 were mainly due to a consolidated loss before income tax while the Company provided 100% valuation allowance for the deferred tax assets at subsidiaries with losses and incurred income tax expenses in our profitable subsidiaries.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million will begin to expire in 2016. The Company’s losses carried forward from operations to be disposed of $4.0 million will begin to expire in 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of December 31, 2015 and 2014 was $4.1 million and $114.8 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2015		December 31, 2014
	(in thousands)		(in thousands)
Beginning balance	$-	(A)	$-	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	7,140		5,064
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	1,785	(B)	1,266	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	317,027		104,313
Effective tax rate	15%		15%
Addition in deferred tax asset	47,554	(C)	15,647	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	(991)		2,947
Effective tax rate	25%		25%
Addition (deduction) in deferred tax asset	(248	)(D)	737	(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	893,881		4,660
Effective tax rate	15%		15%
Addition (deduction) in deferred tax asset	134,082	(E)	699	(E)
Addition in valuation allowance	(190,899	)(F)	(18,337	)(F)
Exchange difference	7,726	(H)	(12	)(H)
Total (A+B+C+D+E+F+G+H)	$-		$-

Movement of valuation allowance:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$114,820	$97,569
Current period addition	192,182	18,951
Current period reversal	(1,283)	(614)
Disposal and sale of subsidiaries	(299,499)	(625)
Exchange difference	(2,148)	(461)
Ending balance – held for sale	$4,072	$114,820

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2015. The net operating loss carry forwards for United States income taxes amounted to $8.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2034. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2015 was $2.7 million. The net change in the valuation allowance for the year ended December 31, 2015 was $1.6 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of December 31, 2015. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2015 and 2014, the Company had $0 and $3.2 million in value added tax credit which are available to offset future VAT payables, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases from disposed operations amounted to $654.4 million and $635.8 million, respectively, for the year ended December 31, 2015 and $852.9 million and $835.2 million, respectively, for the year ended December 31, 2014.

Taxes payable consisted of the following:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
VAT taxes payable	$-	$3,147
Income taxes payable	-	243
Misc. taxes	14	1,811
Totals	14	5,201
Less: taxes payable held for sale	-	(5,199)
Taxes payable – continuing operations	$14	$2

Note 19 – Related party transactions and balances

Related party transactions

a.	Capital lease - operations disposed:

As disclosed in Notes 15 – “Capital lease obligations – operations disposed”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$-	$602,878
Less: accumulated depreciation	-	(105,001)
Carrying value of leased assets	$-	$497,877

b. The following chart summarized sales to related parties from operations disposed for the years ended December 31, 2015 and 2014.

Name of related parties	Relationship	For the year ended December 31, 2015	For the year ended December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$76,939	$164,879
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	1,956	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	45,031	40,224
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	23,974	112,231
Shaanxi Steel	Majority shareholder of Long Steel Group	304,086	2,527
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	67,293	46,637
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	28,882	13,739
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	8,883
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	763	-
Tianwu General Steel International Trading Co., Ltd	Investee of Tongyong Shengyuan	273	-

Total		$549,197	$389,120

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Henry Yu.

Sales to related parties in trading transactions from continuing operations, which were netted against the corresponding cost of goods sold, amounted to $272.9 million and $204.2 million for the years ended December 31, 2015 and 2014, respectively. See Note 2(u) Revenue Recognition for details.

c. The following charts summarize purchases from related parties from operations disposed for the years ended December 31, 2015 and 2014.

Name of related parties	Relationship	For the year ended December 31, 2015	For the year ended December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$177,436	$382,075
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	45,623
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	-	2,554
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	19,422
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	16,772
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	89,755	166,719
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	3,446	20,009
Shaanxi Steel	Majority shareholder of Long Steel Group	131,822	172,249
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	8,049	28,424
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	44,848	39,704
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	95,261	121,304
Shaaxi Shenganda Trading Co. Ltd.	Significant influence by Long Steel Group	5,871	-
Others	Entities either owned or have significant influence by our affiliates or management	701	-
Total		$557,189	$1,014,855

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d.  On December 30, 2015, the Company entering into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman.

Related party balances

a.	Loans receivable – related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$-	$13,997
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	-	14,617
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	-	6,099
Total		$-	$34,713

*The Company reclassified advances for inventory purchase - related parties related to trading transactions, as noted in Note 2(l), to loans receivable - related parties due to their interest-bearing nature.

The Company issued loans to these related parties for cash flow purposes to earn interest income, which have a higher interest rate than the bank financing interest rates.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$148
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	5,715
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	-	19
Shaanxi Steel	Majority shareholder of Long Steel Group	-	2,101
Others		-	641
Total		$-	$8,624

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$165
Shaanxi Steel	Majority shareholder of Long Steel Group	-	35,669
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,237
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	721
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	-	313
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,101
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	-
Others	Entities either owned or have significant influence by our affiliates or management	-	528
Total		-	39,734
Less: other receivables – related parties held for sale		-	(38,489)
Other receivables – related parties – continuing operations		$-	$1,245

d.	Advances on inventory purchase – related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$7,139
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	27,549
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,807
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,091
Others	Entities either owned or have significant influence by our affiliates or management	-	31
Total		$-	$45,617

e.	Accounts payable - related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$-	$64,276
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	79,886
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	23,726
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	869
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	11,035
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	746
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	36
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	2,462
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	22,916
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,773
Others	Entities either owned or have significant influence by our affiliates or management	-	58
Total		$-	$207,783

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Short-term loans - related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	$-	$34,460
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,039
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,211
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	-	670
Total		$-	$46,380

See Note 10 – Debt for the loan details.

g.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$-	$378
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,968
Shaanxi Steel	Majority shareholder of Long Steel Group	-	44,146
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	28	1,196
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	-	399
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,883
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	483	2,775
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	1,405	-
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	38,987	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	23,660	-
Others	Entities either owned or have significant influence by our affiliates or management	-	507
Total		64,563	87,252
Less: other payables – related parties - held for sale		(21,807)	(87,227)
Other payables – related parties – continuing operations		$42,756	$25

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h.	Customer deposits – related parties - held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$-	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-	4,467
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	-	6,844
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	23,517
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	57
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	97,721
Total		$-	$132,616

i.	Deposits due to sales representatives – related parties - held for sale

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$-	$652
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	-	1,075
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	196
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	586
Total		$-	$2,509

j.	Long-term loans – related party - held for sale:

Name of related party	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$339,549

The Company’s operations held for sale also provided guarantee on related parties’ bank loans amounting to $0 and $82.3 million as of December 31, 2015 and 2014, respectively.

k.	Deferred lease income – operation disposed

Deferred lease income	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$74,889	$77,444
Less: Lease income realized	(2,145)	(2,176)
Exchange rate effect	(2,278)	(379)
Disposed on December 30, 2015	(70,466)	-
Ending balance	$-	74,889
Current portion		(2,176)
Noncurrent portion		$72,713

For the years ended December 31, 2015 and 2014, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $2.1 million and $2.2 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 – Equity

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

2014 Equity Transactions

On February 3, 2014, the Company granted 16,000 shares of common stock at $5.05 per share as service fees for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at the quoted market price on the grant date.

On August 21, 2014, the Company granted 16,000 shares of common stock for investor relations consulting services under two service agreements dated July 10, 2014. The shares were valued at $5.20 per share, the quoted market price at the time the services were provided.

On July 14, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Zuosheng Yu, the Company's Chief Executive Officer and a member of the Company's Board of Directors, relating to a private placement of the Company's common stock, par value $0.001 per share. On October 23, 2014, after certain closing conditions contained in the Subscription Agreement were satisfied, the transaction closed and the Company sold to Zuosheng Yu 1,000,000 shares of common stock at a purchase price of $7.50 per share (the "Purchase Price"), upon receipt of $7,500,000 in gross proceeds in accordance with the terms of the Subscription Agreement. The Purchase Price represents a 23% premium to the volume weighted average closing price of the Common Stock from March 5, 2014 to July 11, 2014, which ranged from $4.50 to $7.35 per share of common stock during the period. Upon completion of this transaction, Zuosheng Yu beneficially owned 44.7% of the Company’s common stock.

On December 26, 2014, the Company granted 212,780 shares of common stock at $3.20 per share to senior management personnel. The shares were valued at quoted market price on the grant date.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 23, 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. ("Catalon"), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Catalon's honeycomb technology is an integral part of the selective catalytic reduction ("SCR") process widely used in steel mills, thermal power stations, waste incinerators, stationary diesel motors, industrial plants, and heavy-duty trucks. Pursuant to the terms of the acquisition, the Company issued 13 million shares (2,600,000 "Payment Shares" after applying the retroactive effect of the one-for-five reverse stock split) of its common stock in exchange for a portion of their equity interests in Catalon, equating to 84.5% of all outstanding ownership interests in Catalon. The Payment Shares are being held in escrow, subject to minimum performance targets of Catalon. If those performance targets are not met in their entirety, the Payment Shares will be reduced proportionately to the percentage of the performance targets actually achieved. The Payment Shares are also subject to a lock-up period placing restrictions on the Selling Shareholders' ability to directly or indirectly transfer or otherwise dispose of the Payment Shares for a defined period. As a result of the issuance of the Payment Shares, the Company had 85,456,588 common stock (17,091,857 shares after applying the retroactive effect of the one-for-five reverse stock split) issued and outstanding as of October 23, 2015.

On October 20, 2015, the board of directors of the Company approved a 1-for-5 reverse stock split of its common stock, to be effectuated subject to approval by the Secretary of State of Nevada. The reverse stock split was effected on October 29, 2015. All shares and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-5 reverse stock split effected on October 29, 2015.

On December 1, 2015, the Company granted 710,500 shares of common stock to senior management personnel. The shares were valued at $1.33 per share, the quoted market price at the time the shares were granted.

On December 30, 2015, the Company entering into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture at disposal date. As the transaction was between related parties under common control, the net gain from the disposal of $1.1 billion was recorded as an addition in paid-in capital.

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2015:

(in thousands)	Noncontrolling interest
	Total	Deconsolidated subsidiaries	Others
Balance at December 31, 2014	$(217,082)	$(216,961)	$(121)
Net income (loss) attributable to noncontrolling interest	(515,025)	(513,092)	(1,933)
Addition to special reserve	416	416	-
Usage of special reserve	(283)	(283)	-
Contribution commitment from noncontrolling interest	489	489	-
Contribution receivable from noncontrolling interest	(489)	(489)	-
Acquisition of Catalon	1,526	-	1,526
Deconsolidation of subsidiaries	698,311	698,311	-
Foreign currency translation adjustments	31,583	31,609	(26)
Balance at December 31, 2015	$(554)	$-	$(554)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Catalon Acquisition

On October 23, 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon. At the closing of the share exchange on October 23, 2015, the Selling Shareholders received 2.6 million shares (“Payment Shares”) of General Steel Common Stock valued at $3.20 per shares in exchange for a portion of their equity interests in Catalon, equating to 84.5% of all outstanding ownership interests in Catalon.

The Company’s acquisition of Catalon was accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price of Catalon based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Except for cash, the Group estimated the fair values of the assets acquired and liabilities assumed at the acquisition date in accordance with the business combination standard issued by FASB with the following valuation methodologies with level 3 inputs: Other current assets, equipment and current liabilities were valued using the cost approach; Intangible asset (Honeycomb Catalyst technology) was valued using the income approach based on generally accepted relief from royalty appraisal methodology. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date, which represents the net purchase price allocation at the date of the acquisition of Catalon based on valuation performed by an independent appraisal firm engaged by the Company:

(in thousands)	Fair Value
Cash	$66,980
Other current assets	3,162,107
Equipment	11,791
Intangible asset	9,026,823
Total asset	12,267,701
Total liabilities	(2,421,547)
Net asset acquired	$9,846,154

In accordance of SEC Reguation S-X Rule 3-05, Catalon was not a significant subsidiary as of acquisition date therefore no separate audited financial statements are presented.

Following the acquisition, the Company became aware of some of the operations issues related to Catalon. It was determined that such issues impacted the ability to operate the business and obtain any value for the related intangibles might have affected the operations of Catalon, which the Company might potentially cancel the shares that we have issued to the 84.5% original owners of Catalon. Thus, the Company does not expect Catalon to be able to produce any products or generate sales in the future. Accordingly, the Company considered its assets’ carrying amounts may not be recoverable and took an impairment charge of $12.2 million for the year ended December 31, 2015.

Note 22 – Retirement plan - operations disposed

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense from operations disposed incurred by the Company for the years ended December 31, 2015 and 2014 amounted to $4.5 million and $11.3 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2015 and 2014, the Company did not make any contributions to these reserves.

Special reserve

Longmen Joint Venture is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2015 and 2014, Longmen Joint Venture made contributions of $0.8 million and $1.1 million to these reserves, respectively and used $0.5 million and $0.8 million of safety and maintenance expense, respectively.

Note 24 – Commitment and contingencies

Operating Lease Commitments

Total rental expense from continuing operations was $0.1 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

Total rental expense from operations disposed was $3.1 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively.

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

The Group had two business segments, one consisting of General Shengyuan and one consisting of three different divisions including Longmen Joint Venture, Maoming Hengda and General Steel (China). These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following represents results of division operations for the years ended December 31, 2015 and 2014:

(In thousands)
Sales:	2015	2014
Longmen Joint Venture – operation disposed	$1,541,564	$2,284,485
Maoming Hengda – held for sale	125	32
Baotou Steel Pipe Joint Venture – operation disposed	-	4,895
General Shengyuan – operation disposed	-	-
General Steel (China) – operation disposed	1,377	62,184
Catalon – operation to be disposed	-	-
Total sales	1,543,066	2,351,596
Interdivision sales	-	(62,184)
Consolidated sales	1,543,066	2,289,412
Less: operation to be disposed	(125)	(32)
Less: operations disposed	(1,542,941)	(2,289,380)
Total from continuing operation	$-	$-

Gross profit (loss):	2015	2014
Longmen Joint Venture – operation disposed	$(188,153)	$(19,496)
Maoming Hengda – held for sale	(117)	19
Baotou Steel – operation disposed	-	311
General Shengyuan – operation disposed	-	-
General Steel (China) – operation disposed	990	-
Catalon – operation to be disposed	-	-
Total gross loss	(187,280)	(19,166)
Interdivision gross profit	-	-
Consolidated gross (loss) profit	(187,280)	(19,166)
Less: operation to be disposed	117	(19)
Less: operations disposed	187,163	(19,185)
Total from continuing operation	$-	$-

Income (loss) from operations:	2015	2014
Longmen Joint Venture – operation disposed	$(1,189,740)	$4,219
Maoming Hengda – held for sale	(1,351)	(1,290)
Baotou Steel – operation disposed	-	(389)
General Shengyuan – operation disposed	-	-
General Steel (China) – operation disposed	(1,380)	(4,078)
Catalon – operation to be disposed	(12,157)	-
Total loss from operations	(1,204,628)	(1,538)
Reconciling item (1)	(10,825)	(5,165)
Consolidated (loss) income from operations	(1,215,453)	(6,703)
Less: operation to be disposed	13,511	1,290
Less: operation disposed	1,191,128	(2,775)
Total from continuing operation	$(10,814)	$(8,188)

Net income (loss) attributable to General Steel Holdings, Inc.:	2015	2014
Longmen Joint Venture – operation disposed	$(763,512)	$(45,425)
Maoming Hengda – held for sale	(1,471)	(1,604)
Baotou Steel – operation disposed	-	(311)
General Shengyuan – operation disposed	-	-
General Steel (China) – operation disposed	(3,208)	3,851
Catalon – operation to be disposed	(10,273)	-
Total net loss attributable to General Steel Holdings, Inc.	(778,464)	(43,489)
Reconciling item (1)	(10,825)	(5,234)
Consolidated net loss attributable to General Steel Holdings, Inc.	(789,289)	(48,723)
Less: operation to be disposed	11,744	1,605
Less: operations disposed	766,731	39,146
Total from continuing operation	$(10,814)	$(7,972)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation, amortization and depletion:	2015	2014
Longmen Joint Venture – operation disposed	$77,508	$93,094
Maoming Hengda – held for sale	1,291	1,149
Baotou Steel – operation disposed	-	242
General Shengyuan – operation disposed	-
General Steel (China) – operation disposed	1,608	1,792
Catalon – operation to be disposed	-
Consolidated depreciation, amortization and depletion	80,407	96,277
Less: operation to be disposed	(1,291)	(1,149)
Less: operations disposed	(79,116)	(95,128)
Total from continuing operation	$-	-

Finance/interest expenses:	2015	2014
Longmen Joint Venture – operation disposed	$93,937	$90,792
Maoming Hengda – held for sale	-	1
Baotou Steel – operation disposed	-	-
General Shengyuan – operation disposed	-	-
General Steel (China)– operation disposed	3,798	5,781
Catalon – operation to be disposed	-	-
Reconciling item (1)	2	99
Consolidated interest expenses	97,737	96,673
Less: operation to be disposed	-	(1)
Less: operations disposed	(97,734)	(96,573)
Total from continuing operation	$3	$99

Capital expenditures:	2015	2014
Longmen Joint Venture – operation disposed	$104,499	$239,496
Maoming Hengda – held for sale		49
Baotou Steel – operation disposed	-	1
General Shengyuan – operation disposed	-	-
General Steel (China) – operation disposed	-	87
Catalon – operation to be disposed	-	-
Reconciling item (1)	-	-
Consolidated capital expenditures	104,499	239,633
Less: operation to be disposed	-	(49)
Less: operations disposed	(104,499)	(239,584)
Total from continuing operation	$-	$-

Total Assets as of:	December 31, 2015	December 31, 2014
Longmen Joint Venture – operation disposed	$-	$2,408,218
Maoming Hengda – held for sale	20,202	25,933
General Shengyuan – operation disposed	-	-
General Steel (China) – operation disposed	-	158,606
Catalon – operation to be disposed	24	-
Interdivision assets	-	(30,486)
Reconciling item (2)	15,535	2,953
Total assets	35,761	2,565,224
Total assets held for sale	(20,227)	(2,563,746)
Total assets from continuing operations	$15,534	$1,478

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong Shengyuan for the years ended December 31, 2015 and 2014, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong as of December 31, 2015 and 2014, which are non-operating entities.

Note 26 – Subsequent event

On January 11, 2016, the Company granted 120,000 restricted shares of common stock for investor relation consulting services. The shares were valued at $1.66 per share, based on the closing price of the ordinary shares on the issuance date.

On January 20, 2016, the Company granted 242,466 restricted shares of common stock for financial reporting consulting services. The shares were valued at $1.80 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

On January 20, 2016, Tongyong Shengyuan, Maoming Hengda, and GS China signed a tri-party agreement which Tongyong Shenyuan would assume the liabilities of its 99% owned subsidiary, Maoming Hengda’s payable to GS China of $19.9 million.

On February 16, 2016, the Company received 100% equity interest of Tianjin Shuangsi, a trading company that primarily trade iron ore, nickel-iron-manganese alloys, and other steel-related products at no cost.

On March 16, 2016, the Company granted 30,000 restricted shares of common stock for financial advisory and research coverage services. The shares were valued at $1.00 per share, based on a negotiated price between the Company and the consultant.

On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company has 32% equity interest in, a related party, for RMB 331.3 million or approximately $51 million. The Company expects to receive its 99% ownership for the total proceeds of RMB 328.0 million (approximately $50.5 million), of which RMB 262.3 million (approximately $40.4 million) will be paid within five days after the signing of the Agreement, and the remainder RMB 65.7 million (approximately $10.1 million) will be paid within one year.  On August 10, 2016, the Company has signed two offset agreements with Tianwu Tongyuan and two of its debtors to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong. As of March 21, 2016, Maoming Hengda’s net deficiencies is approximately at $20.3 million and the Company is expected to increase its additional paid-in-capital by $71.0 million due to the Company has 32% of equity interest in Tianwu Tongyong as the Company accounted for the transaction resulted from an entity under common control.

On June 15, 2016, the Company granted 127,120 restricted shares of common stock for financial reporting consulting services. The shares were valued at $1.18 per share, based on the average closing price of the ordinary shares for the one month immediately preceding the board’s approval.

On August 19, 2016, the Company signed a debt cancellation agreement with GS China, a related party, in conversion of the other payables – related party of approximately $21.6 million into 100,000 shares of Common Stock at $1.10 per share and 19,565,758 shares of Series B Preferred Stock at $1.10 per share, which Series B Stock will be issued promptly upon effectiveness of stockholder approval following on the twenty-first calendar day after the mailing of a Schedule 14C.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $1.10 per share.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - PARENT COMPANY BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(In thousands)

(Unaudited)

	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$-	$2
Other receivables	41	39
Prepaid expense	481	29
TOTAL CURRENT ASSETS	522	70

OTHER ASSETS:
Intercompany receivable	77,833	89,930
TOTAL OTHER ASSETS	77,833	89,930

TOTAL ASSETS	$78,355	$90,000

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$100	$23
Taxes payable	14	1
TOTAL CURRENT LIABILITIES	114	24

OTHER LIABILITIES:
Loss in excess of investment in subsidiaries	120,087	435,019
TOTAL OTHER LIABILITIES	120,087	435,019

TOTAL LIABILITIES	120,201	435,043

COMMITMENTS AND CONTINGENCIES

DEFICIENCY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2015 and 2014	3	3
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,802,357 and 12,891,718 shares issued, 17,307,895 and 12,397,256 shares outstanding as of December 31, 2015 and 2014, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	18	13
Treasury stock, at cost, 494,462 shares as of December 31, 2015 and 2014 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(840)
Paid-in-capital	1,208,667	112,186
Statutory reserves	1,107	6,472
Accumulated deficits	(1,252,810)	(463,521)
Accumulated other comprehensive income	2,009	644
TOTAL GENERAL STEEL HOLDINGS, INC. DEFICIENCY	(41,846)	(345,043)

TOTAL LIABILITIES AND DEFICIENCY	$78,355	$90,000

The accompanying notes are an integral part of Schedule 1.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

(Unaudited)

	2015	2014

OPERATING EXPENSES

General and administrative expenses	$(8,697)	$(2,098)
Total operating expenses	(8,697)	(2,098)

EQUITY LOSS OF SUBSIDIARIES	(780,592)	(46,625)

NET LOSS	(789,289)	(48,723)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS	62,241	(311)
COMPREHENSIVE LOSS	$(727,048)	$(49,034)

The accompanying notes are an integral part of Schedule 1.

GENERAL STEEL HOLDINGS, INC.

SCHEDULE 1 - PARENT COMPANY STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(In thousands)

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(789,289)	$(48,723)

Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services and compensation	7,918	1,122
Loss from subsidiaries	780,592	46,625
Changes in operating assets and liabilities
Other receivables	(2)	-
Prepaid expense	30	272
Other payables and accrued liabilities	593	17
Taxes payable	13	1
Net cash used in operating activities	(145)	(686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan repayment from (borrowing to) subsidiaries	-	(6,943)
Net cash used in investing activities	-	(6,943)

CASH FLOWS FINANCING ACTIVITIES:
Proceed from common stock issued to CEO	-	7,500
Borrowings from subsidiaries	143	120
Net cash provided by financing activities	143	7,620

DECREASE IN CASH	(2)	(9)

CASH, beginning of year	2	11

CASH, end of year	$-	$2

The accompanying notes are an integral part of Schedule 1.

GENERAL STEEL HOLDINGS, INC.

NOTES TO SCHEDULE 1

(UNAUDITED)

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

2014 Equity Transactions

On February 3, 2014, the Company granted 16,000 shares of common stock at $5.05 per share as service fees for investor relations consulting services under two service agreements dated January 14, 2014. The shares were valued at the quoted market price on the grant date.

On August 21, 2014, the Company granted 16,000 shares of common stock for investor relations consulting services under two service agreements dated July 10, 2014. The shares were valued at $5.20 per share, the quoted market price at the time the services were provided.

On July 14, 2014, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Zuosheng Yu, the Company's Chief Executive Officer and a member of the Company's Board of Directors, relating to a private placement of the Company's common stock, par value $0.001 per share. On October 23, 2014, after certain closing conditions contained in the Subscription Agreement were satisfied, the transaction closed and the Company sold to Zuosheng Yu 1,000,000 shares of common stock at a purchase price of $7.50 per share (the "Purchase Price"), upon receipt of $7,500,000 in gross proceeds in accordance with the terms of the Subscription Agreement. The Purchase Price represents a 23% premium to the volume weighted average closing price of the Common Stock from March 5, 2014 to July 11, 2014, which ranged from $4.50 to $7.35 per share of common stock during the period. Upon completion of this transaction, Zuosheng Yu beneficially owned 44.7% of the Company’s common stock.

On December 26, 2014, the Company granted 212,780 shares of common stock at $3.20 per share to senior management personnel. The shares were valued at quoted market price on the grant date.

GENERAL STEEL HOLDINGS, INC.

NOTES TO SCHEDULE 1

(UNAUDITED)

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

On October 23, 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. ("Catalon"), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Catalon's honeycomb technology is an integral part of the selective catalytic reduction ("SCR") process widely used in steel mills, thermal power stations, waste incinerators, stationary diesel motors, industrial plants, and heavy-duty trucks. Pursuant to the terms of the acquisition, the Company issued 13 million shares (2,600,000 "Payment Shares" after applying the retroactive effect of the one-for-five reverse stock split) of its common stock in exchange for a portion of their equity interests in Catalon, equating to 84.5% of all outstanding ownership interests in Catalon. The Payment Shares are being held in escrow, subject to minimum performance targets of Catalon. If those performance targets are not met in their entirety, the Payment Shares will be reduced proportionately to the percentage of the performance targets actually achieved. The Payment Shares are also subject to a lock-up period placing restrictions on the Selling Shareholders' ability to directly or indirectly transfer or otherwise dispose of the Payment Shares for a defined period. As a result of the issuance of the Payment Shares, the Company had 85,456,588 common stock (17,091,857 shares after applying the retroactive effect of the one-for-five reverse stock split) issued and outstanding as of October 23, 2015.

On October 20, 2015, the board of directors of the Company approved a 1-for-5 reverse stock split of its common stock, to be effectuated subject to approval by the Secretary of State of Nevada. The reverse stock split was affected on October 29, 2015. All shares and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-5 reverse stock split effected on October 29, 2015.

On December 1, 2015, the Company granted 710,500 shares of common stock to senior management personnel. The shares were valued at $1.33 per share, the quoted market price at the time the shares were granted.

On December 30, 2015, the Company entering into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture at disposal date. As the transaction was between related parties under common control, the net gain from the disposal of $1.1 billion was recorded as an addition in paid-in capital.

GENERAL STEEL HOLDINGS, INC.

NOTES TO SCHEDULE 1

(UNAUDITED)

The following is a reconciliation of the Company’s noncontrolling interest for the year ended December 31, 2015:

(in thousands)	Noncontrolling interest
	Total	Deconsolidated subsidiaries	Others
Balance at December 31, 2014	$(217,082)	$(216,961)	$(121)
Net income (loss) attributable to noncontrolling interest	(515,025)	(513,092)	(1,933)
Addition to special reserve	416	416	-
Usage of special reserve	(283)	(283)	-
Contribution commitment from noncontrolling interest	489	489	-
Contribution receivable from noncontrolling interest	(489)	(489)	-
Acquisition of Catalon	1,526	-	1,526
Deconsolidation of subsidiaries	698,311	698,311	-
Foreign currency translation adjustments	31,583	31,609	(26)
Balance at December 31, 2015	$(554)	$-	$(554)

4. Subsequent events

On January 11, 2016, the Company granted 120,000 restricted shares of common stock for investor relation consulting services. The shares were valued at $1.66 per share, based on the closing price of the ordinary shares on the issuance date.

On January 20, 2016, the Company granted 242,466 restricted shares of common stock for financial reporting consulting services. The shares were valued at $1.80 per share, based on the average closing price of the ordinary shares for the three months immediately preceding the board’s approval.

On March 16, 2016, the Company granted 30,000 restricted shares of common stock for financial advisory and research coverage services. The shares were valued at $1.00 per share, based on a negotiated price between the Company and the consultant.

On June 15, 2016, the Company granted 127,120 restricted shares of common stock for financial reporting consulting services. The shares were valued at $1.18 per share, based on the average closing price of the ordinary shares for the one month immediately preceding the board’s approval.

On August 19, 2016, the Company signed a debt cancellation agreement with GS China, a related party, in conversion of the other payables – related party of approximately $21.6 million into 100,000 shares of Common Stock at $1.10 per share and 19,565,758 shares of Series B Preferred Stock at $1.10 per share, which Series B Stock will be issued promptly upon effectiveness of stockholder approval following on the twenty-first calendar day after the mailing of a Schedule 14C.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $1.10 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2015 due to the material weaknesses in our internal control over financial reporting described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.
•	Ineffective due diligence procedure performed in our acquisition of Catalon.
•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of the above mentioned material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2015.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit our Company to provide only management’s report in this Annual Report.

Remediation

Our management has dedicated significant resources to correcting the control deficiencies and to ensuring that we take proper steps to improve our internal control over financial reporting after the completion of divesture of our steel business and current business model from our trading business.

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting;

•	Hire a full-time individual that possesses the requisite U.S. GAAP experience and education.

•	Revise our internal control over financial reporting procedure on potential acquisition and unusual transactions.

Management believes the foregoing efforts will effectively remediate the material weaknesses described above.

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

ITEM 9B. OTHER INFORMATION.

On July 18, 2016, we received a notice from the staff of the NYSE stating that the NYSE has determined to commence proceedings to delist our common stock, and our common stock would be suspended at the close of trading on the same date.

In the notice and in a public announcement distributed by the NYSE on July 18, 2016, the NYSE stated that we were previously deemed below compliance with the NYSE’s continued listing standard requiring listed companies to maintain either (i) at least $50 million in stockholders’ equity or (ii) at least $50 million in total market capitalization on a 30 trading day average basis. The NYSE noted that they had previously accepted our 18-month plan to regain compliance with the listing standard. However, the NYSE stated that as of the expiration of the plan period on July 9, 2016, we were unable to demonstrate that we had regained compliance with the applicable continued listing standard. The NYSE also included in its public announcement that we were delayed in filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the quarters end March 31, 2016 and June 30, 2016.

We appealed the delisting determination by submitting a request for review in writing to the Committee of the Board of Directors of the NYSE.

Prior to the NYSE notice, we had presented to the NYSE the steps we intended to take to address the deficiencies raised by the staff at NYSE. We reached an agreement with a number of our current debt holders to forgive existing debt and/or exchange debt for equity, which when completed, would have increased our stockholders’ equity to at least $50 million thereby satisfying the NYSE’s continued listing standard. However, there can be no assurance that we will be successful in our appeal and our request for continued listing will be granted.

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

There are no known familial relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Our Common Stock is listed on the New York Stock Exchange, or “NYSE.” Under NYSE listing standards, the Board of Directors is required to affirmatively determine that each “independent” director has no material relationship with our Company, either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company. Our Board has determined that the following directors are “independent” as required by NYSE listing standards: Angela He, Zhongkui Cao and James Hu.  Additionally, all members of our Audit Committee are “independent” as defined in Rule 10A-3(b)(1) under the Securities Exchange Act and as required by NYSE listing standards.  The non-management directors, all of whom currently are independent, met once during the fiscal year ended December 31, 2015 without management present and James Hu served as the lead independent director at such meeting.

Our directors and executive officers as of August , 2016, are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	51	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	45	Director/Chief Financial Officer	03/07/05
James Hu	43	Independent Director	02/15/10
Tong Yin	42	Independent Director	02/28/16
Zhongkui Cao	66	Independent Director	04/13/07

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

Biographical information

Mr. Zuosheng Yu, age 51, Chairman of the Board of Directors and Chief Executive Officer.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 45, Director and Chief Financial Officer.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Carbon Graphite Group, Inc. (OTCBB: CHGI), SGOCO Group, Ltd. (NASDAQ: SGOC), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. James Hu, age 43, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Tong Yin , age 42, Independent Director.   Ms. Yin was appointed as an independent director in February 2016. Ms. Yin served as the Corporate Controller and subsequently VP Corporate Development of RB Energy Inc. (formerly Canada Lithium Corp., a TSX listed lithium producer) from 2011 to 2015. She served as the Corporate Controller of Torex Gold Resources Inc., a TSX listed gold producer, from 2010 to 2011. Prior to that, Ms. Yin practiced public accounting serving public and private audit clients in the industrial, automotive and energy sectors. She was Staff Accountant, Senior Auditor and Audit Manager with KPMG Toronto office from 2001 to 2010. Ms. Yin also has experience in the management and finance of Sino-foreign joint venture companies and has 20 years of accounting, finance and management experience in the manufacturing and mining sectors. Ms. Yin is a Canadian Chartered Public Accountant (CPA, CA) and holds a Master of Management and Professional Accounting degree from the University of Toronto and a Bachelor of Science degree from Qingdao University.

Mr. Zhongkui Cao, age 66, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. Our Board of Directors met twice during the fiscal year ended December 31, 2015.  Our Board of Directors acted by written consent six times during the fiscal year ended December 31, 2015.

It is our policy to encourage all directors to attend the Annual Meeting.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

During fiscal 2015, the members of our Audit Committee were James Hu who served as the Chairman of the Audit Committee, Angela He, and Zhongkui Cao. On February 15, 2016, Ms. He resigned from her positions as a member of the Board of Directors and as a member of the Audit Committee. On February 28, 2016, the Board of Directors appointed Ms. Tong Yin as member of the Board of Directors and a member of the Audit Committee to replace Ms. He. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2015.

The primary responsibilities of the Audit Committee are to review the results of the annual audit and to discuss the financial statements, including the independent auditors’ judgment about the quality of accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements. Additionally, the Audit Committee meets with our independent auditors to review the interim financial statements prior to the filing of our Quarterly Reports on Form 10-Q, recommends independent auditors to our Board of Directors to be retained by us, oversees the independence of the independent auditors, evaluates the independent auditors’ performance, receives and considers the independent auditors’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, including our system to monitor and manage business risks and legal and ethical compliance programs, audit and non-audit services provided to us by our independent auditors, and considers conflicts of interest involving executive officers or Board members. Our Board of Directors has determined that each of Mr. Hu and Ms. Yin are “audit committee financial experts” as defined by the SEC.   Our Board of Directors has adopted a written charter for the Audit Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

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

Compensation Committee

During fiscal 2015, the members of our Compensation Committee were Angela He who served as the Chairman of the Compensation Committee, James Hu, and Zhongkui Cao. On February 15, 2016, Ms. He resigned from her positions as a member of the Board of Directors and as a member of the Compensation Committee. On February 28, 2016, the Board of Directors appointed Ms. Tong Yin as member of the Board of Directors and [the Chairwoman] of the Compensation Committee to replace Ms. He. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee met once during the fiscal year ended December 31, 2015.

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

Governance and Nominating Committee

During fiscal 2015, the members of our Governance and Nominating Committee were Zhongkui Cao who served as the Chairman of the Governance and Nominating Committee, James Hu, Angela He. On February 15, 2016, Ms. He resigned from her positions as a member of the Board of Directors and as a member of the Governance and Nominating Committee. On February 28, 2016, the Board of Directors appointed Ms. Tong Yin as member of the Board of Directors and a member of the Governance and Nominating Committee to replace Ms. He.  All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2015.

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

The Governance and Nominating Committee considers nominees for the Board recommended by stockholders if such recommendations are submitted in writing to our Secretary, John Chen, at No. 2A Chen Jia Lin, Ba Li Zhuang, Chaoyang District, Beijing, China 100025.  At this time, no additional specific procedures to propose a candidate for consideration by the Governance and Nominating Committee or minimum criteria for consideration of a proposed candidate for nomination to the Board of Directors have been adopted as the Company believes that the procedures currently in place will continue to serve the needs of the Board and stockholders. Our Board of Directors has adopted a written charter for the Nominating Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

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

Communications with the Board of Directors

Stockholders and all interested parties who wish to communicate with our Board of Directors, or specific individual directors, may do so by directing correspondence to our Secretary, John Chen, at No. 2A Chen Jia Lin, Ba Li Zhuang, Chaoyang District, Beijing, China 100025. Such correspondence should prominently display the fact that it is a stockholder-director communication and indicate whether the correspondence should be forwarded to the entire Board of Directors or to particular directors.

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

Our Code of Ethics and Business Conduct and Corporate Governance Guidelines may also be obtained free of charge by contacting Investor Relations at jchen@gshi-steel.com or by phone: +86-10-13910177819.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Stock Awards ($)(2)	Total ($) (1)
Zuosheng Yu,	2015	166,632	—	294,000	460,632
Chief Executive Officer	2014	170,304	—	435,200	605,504

John Chen,	2015	67,683	—	252,000	319,683
Chief Financial Officer	2014	68,115	—	64,000	132,115

(1)	The amounts shown were paid in RMB and were translated into U.S. dollars at the rate of $0.1606 per RMB for 2015, and $0.16279 per RMB for 2014.

(2)	The stock price assumption used to calculate the grant date fair value of all stock awards granted in the year indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 20 to the financial statements in this Annual Report.

Director Compensation

The table below sets forth information regarding compensation earned by directors, other than our Chief Executive Officer and Chief Financial Officer, as compensation for their service to our Company during the year ended December 31, 2015.

Name	Stock Awards ($) (1)	Total ($) (1)
James Hu	$15,750	$15,750
Angela He (1)	15,750	15,750
Zhongkui Cao	2,100	2,100

(1)	The stock price assumption used to calculate the grant date fair value of all stock awards granted on the date indicated, as computed in accordance with FASB ASC Topic 718, and as disclosed in Note 20 to the financial statements in this Annual Report on Form 10-K.
(2)	On February 15, 2016, Ms. He resigned as a member of our Board of Directors.

Currently, we do not pay annual fees to our directors. During fiscal year 2015, we granted fully-vested unregistered shares of common stock to our directors on a quarterly basis. We determined the amount of each grant based on level of involvement, responsibility and length of service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2015, the members of the Compensation Committee were Angela He, James Hu and Zhongkui Cao.  In fiscal 2015, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 19, 2016, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., No. 2A Chen Jia Lin, Ba Li Zhuang, Chaoyang District, Beijing, China 100025.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	944,780	3.7%		3.7%
John Chen Chief Financial Officer and Director	203,000	*		*
James Hu Independent Director	23,000	*		*
Angela He(3) Independent Director	-	*		*
Zhongkui Cao Independent Director	4,100	*		*
Tong Yin (4) Independent Director	-
Executive Officers and Directors as a group	1,174,880	4.6%		4.6%

5% Owners
Golden Eight Investments Limited (2)	4,800,000	18.8%		18.8%

Series A Preferred Stock
Victory New Holdings Limited (5)	3,092,899		100%	30.0%

* Less than 1%

(1) Percentages based on 17,827,481 shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of August 19, 2016.

(2) Mr. Yu is the beneficial owner of 944,780 shares of common stock held in his name and 4,800,000 shares of common stock held in the name of Golden Eight Investments Limited (‘‘Golden Eight’’). Mr. Yu is the sole director of Golden Eight. Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the ‘‘Trust’’). Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight. Mr. Yu also has voting and investment control over 3,092,899 shares of Series A Preferred Stock held in the name of Victory New Holdings Limited, a British Virgin Islands registered company, which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

(3) On February 15, 2016, Ms. He resigned as a member of our Board of Directors.

(4) On February 28, 2016, the Board of Directors appointed Ms. Yin to serve as a member of the Board, effective immediately, and to fill the vacancy caused by resignation of Ms. He.

(5) Victory New Holdings Limited, a British Virgin Islands registered company (“Victory New”), is controlled by our Chairman and Chief Executive Officer, Zuosheng Yu.  Victory New holds 3,092,899 shares of our Series A Preferred Stock which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and preferred stock.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2015, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plans approved by stockholders	-	$-	1,243,866
Plans not approved by stockholders	-	-	-
Total		$	1,243,866

(1)	We grant fully vested, unregistered shares of our common stock to employees under our 2008 Equity Incentive Plan. Our stock grants are not restricted and therefore there are no securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents the number of securities remaining available for issuance under our 2008 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set for below are our related party transactions.

Related party transactions

a.	Capital lease - operations disposed:

As disclosed in Notes 15 – “Capital lease obligations – operations disposed”, Longmen Joint Venture entered into a capital lease arrangement on April 29, 2011, with Shaanxi Coal and Shaanxi Steel, which are related parties of the Group. The following is an analysis of the leased assets under the capital lease:

	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Machinery	$-	$602,878
Less: accumulated depreciation	-	(105,001)
Carrying value of leased assets	$-	$497,877

b. The following chart summarized sales to related parties from operations disposed for the years ended December 31, 2015 and 2014.

Name of related parties	Relationship	For the year ended December 31, 2015	For the year ended December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$76,939	$164,879
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	1,956	-
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	45,031	40,224
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	23,974	112,231
Shaanxi Steel	Majority shareholder of Long Steel Group	304,086	2,527
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	67,293	46,637
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	28,882	13,739
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	8,883
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	763	-
Tianwu General Steel International Trading Co., Ltd	Investee of Tongyong Shengyuan	273	-

Total		$549,197	$389,120

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Henry Yu.

Sales to related parties in trading transactions from continuing operations, which were netted against the corresponding cost of goods sold, amounted to $272.9 million and $204.2 million for the years ended December 31, 2015 and 2014, respectively. See Note 2(u) Revenue Recognition for details.

c. The following charts summarize purchases from related parties from operations disposed for the years ended December 31, 2015 and 2014.

Name of related parties	Relationship	For the year ended December 31, 2015	For the year ended December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$177,436	$382,075
Tianjin Hengying Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	45,623
Tianjin Dazhan Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	-	2,554
Tianjin General Qiugang Pipe Co., Ltd.	Partially owned by CEO through indirect shareholding	-	19,422
Maoming Shengze Trading Co., Ltd.	Partially owned by CEO through indirect shareholding	-	16,772
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	89,755	166,719
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	3,446	20,009
Shaanxi Steel	Majority shareholder of Long Steel Group	131,822	172,249
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	8,049	28,424
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	44,848	39,704
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	95,261	121,304
Shaaxi Shenganda Trading Co. Ltd.	Significant influence by Long Steel Group	5,871	-
Others	Entities either owned or have significant influence by our affiliates or management	701	-
Total		$557,189	$1,014,855

d.  On December 30, 2015, the Company entering into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman.

Related party balances

a.	Loans receivable – related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd.*	Partially owned by CEO through indirect shareholding	$-	$13,997
Tianjin Dazhan Industry Co., Ltd.*	Partially owned by CEO through indirect shareholding	-	14,617
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	-	6,099
Total		$-	$34,713

*The Company reclassified advances for inventory purchase - related parties related to trading transactions, as noted in Note 2(l), to loans receivable - related parties due to their interest-bearing nature.

The Company issued loans to these related parties for cash flow purposes to earn interest income, which have a higher interest rate than the bank financing interest rates.

See Note 3 – loans receivable – related parties for loan details.

b.	Accounts receivables – related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$148
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	5,715
Tianjin Daqiuzhuang Steel Plates	Partially owned by CEO through indirect shareholding	-	19
Shaanxi Steel	Majority shareholder of Long Steel Group	-	2,101
Others		-	641
Total		$-	$8,624

c.	Other receivables – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions between the Company and its related parties, such as advances or payments made on behalf of these related parties.

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$165
Shaanxi Steel	Majority shareholder of Long Steel Group	-	35,669
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,237
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	721
Beijing Shenghua Xinyuan Metal Materials Co., Ltd.	Partially owned by CEO through indirect shareholding	-	313
Victory Energy Resource Co., Ltd.	Partially owned by CEO through indirect shareholding	-	1,101
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	-
Others	Entities either owned or have significant influence by our affiliates or management	-	528
Total		-	39,734
Less: other receivables – related parties held for sale		-	(38,489)
Other receivables – related parties – continuing operations		$-	$1,245

d.	Advances on inventory purchase – related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$7,139
Shaanxi Shenganda Trading Co., Ltd.	Significant influence by Long Steel Group	-	27,549
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,807
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,091
Others	Entities either owned or have significant influence by our affiliates or management	-	31
Total		$-	$45,617

e.	Accounts payable - related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture	$-	$64,276
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	79,886
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	23,726
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	869
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	11,035
Henan Xinmi Kanghua Fire Refractory Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	746
Beijing Daishang Trading Co., Ltd	Noncontrolling shareholder of Longmen Joint Venture’s subsidiary	-	36
Tianjin General Qiugang Pipe Co., Ltd	Partially owned by CEO through indirect shareholding	-	2,462
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	22,916
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,773
Others	Entities either owned or have significant influence by our affiliates or management	-	58
Total		$-	$207,783

f.	Short-term loans - related parties – held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	$-	$34,460
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,039
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	8,211
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	-	670
Total		$-	$46,380

See Note 10 – Debt for the loan details.

g.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$-	$378
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	33,968
Shaanxi Steel	Majority shareholder of Long Steel Group	-	44,146
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	28	1,196
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	-	399
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,883
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	483	2,775
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	1,405	-
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	38,987	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	23,660	-
Others	Entities either owned or have significant influence by our affiliates or management	-	507
Total		64,563	87,252
Less: other payables – related parties - held for sale		(21,807)	(87,227)
Other payables – related parties – continuing operations		$42,756	$25

h.	Customer deposits – related parties - held for sale:

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	$-	$10
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-	4,467
Shaanxi Haiyan Trade Co, Ltd	Significant influence by Long Steel Group	-	6,844
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	23,517
Shaanxi Junlong Rolling Co., Ltd	Investee of Long Steel Group	-	57
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	97,721
Total		$-	$132,616

i.	Deposits due to sales representatives – related parties - held for sale

Name of related parties	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Hancheng Haiyan Trade Co., Ltd	Significant influence by Long Steel Group	$-	$652
Gansu Yulong Trading Co., Ltd.	Significant influence by Long Steel Group	-	1,075
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	-	196
Shaanxi Yuchang Trading Co., Ltd	Significant influence by Long Steel Group	-	586
Total		$-	$2,509

j.	Long-term loans – related party - held for sale:

Name of related party	Relationship	December 31, 2015	December 31, 2014
		(in thousands)	(in thousands)
Shaanxi Steel	Majority shareholder of Long Steel Group	$-	$339,549

The Company’s operations held for sale also provided guarantee on related parties’ bank loans amounting to $0 and $82.3 million as of December 31, 2015 and 2014, respectively.

k.	Deferred lease income held for sale

Deferred lease income	December 31, 2015	December 31, 2014
	(in thousands)	(in thousands)
Beginning balance	$74,889	$77,444
Less: Lease income realized	(2,145)	(2,176)
Exchange rate effect	(2,278)	(379)
Disposed on December 30, 2015	(70,466)	-
Ending balance	$-	74,889
Current portion		(2,176)
Noncurrent portion		$72,713

For the years ended December 31, 2015 and 2014, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $2.1 million and $2.2 million, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2015	2014
Audit fees	$1,010,000	$870,000
Audit-related fees	$-	$-
Tax fees	$29,000	$29,000
All other fees	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Tax fees involved the preparation of our consolidated tax returns. Please note that the audit fees include services provided by our current independent registered public accounting firms. Our current auditor, Friedman LLP, fees were $1,010,000 and $870,000 in fiscal year 2015 and 2014, respectively.

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

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2015 and related fees were approved in advance by our Audit Committee.

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

The Audit Committee discussed with Friedman LLP, our independent registered public accounting firm (independent auditors) for the fiscal year ended December 31, 2015, who are responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under generally accepted auditing standards including Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), other standards of the Public Company Accounting Oversight Board (United States), rules of the SEC and other applicable regulations.  In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from management and our Company, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, which the Audit Committee received from the independent registered public accounting firm, and considered the compatibility of non-audit services with the independent registered public accounting firm’s independence.

The Audit Committee also reviewed management’s report on its assessment of the effectiveness of our internal control over financial reporting.

The Audit Committee discussed with our independent registered public accounting firm and the persons responsible for the internal audit function the overall scope and plans for their respective audits. The Audit Committee meets with the independent registered public accounting firm and the persons responsible for the internal audit function, with and without management present, to discuss the results of their examinations, their evaluations of the Company’s internal control, including internal control over financial reporting, and the overall quality of our financial reporting.  During 2015, the Audit Committee held [four meetings][Please confirm.], including quarterly closing conferences with the independent registered public accounting firm and management during which financial results and related issues were reviewed and discussed prior to the release of quarterly results to the public.

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
Tong Yin, Member (Appointed on February 28, 2016 to fill the vacancy caused by resignation of Ms. Angela He)
Zhongkui Cao, Member

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES set forth below

(3) See Item 15(b) below.

(b)	The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets —December 31, 2015 and 2014
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015, and 2014
•	Consolidated Statements of Changes in Deficiency for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.2	Lease Agreement, dated March 31, 2010, by and between General Steel (China) Co., Ltd. and Tianjin Daqiuzhuang Steel Plates Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on April 6, 2010 and incorporated herein by reference).

10.3	Joint Venture Framework Agreement, dated May 13, 2010, by and between General Steel Holdings, Inc. and Shanxi Meijin Energy Group Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 18, 2010 and incorporated herein by reference).

10.4	Cooperation Agreement (also referred to as the Unified Management Agreement), dated April 29, 2011, by and among General Steel Holdings, Inc., Shaanxi Coal and Chemical Industry Group Co., Ltd., Shaanxi Iron and Steel Group Co., Ltd., and Shaanxi Longmen Iron and Steel Co., Ltd. (included as Exhibit 10.1 to the Form 8-K filed with the Commission on May 5, 2011 and incorporated herein by reference).

10.5	Debt Repayment Agreement, dated June 16, 2011, by and among Maoming Hengda Steel Co. Ltd., Tianjin Qiu Gang Investment Co., Ltd, Guangzhou Hengda Industrial Group Ltd., and Ms. Ding Yumei (included as Exhibit 10.1 to the Form 8-K filed with the Commission on June 20, 2011 and incorporated herein by reference).

10.6	Share Exchange Agreement, dated September 16, 2015, by and among General Steel Holdings, Inc., Catalon Chemical Corp., Anyuan Zhu, Lindenburg Ventures Ltd., and Honghui Du (included as Exhibit 10.1 to the Form 8-K filed with the Commission on September 22, 2015 and incorporated herein by reference).

10.7	Debt Cancellation Agreement, by and among the Registrant, Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. and General Steel (China) Co., Ltd., dated August 19, 2016 (included as Exhibit 10.1 to the Form 8-K filed with the Commission on August 25, 2016 and incorporated by reference herein)

10.8	Debt Cancellation Agreement, by and among the Registrant, General Steel Investment Co., Ltd. and Oriental Ace Limited, dated August 19, 2016 (included as Exhibit 10.2 to the Form 8-K filed with the Commission on August 25, 2016 and incorporated by reference herein)

21	Subsidiaries of the registrant (filed herewith).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) and the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	August 30, 2016
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	August 30, 2016
CHEN, John	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	August 30, 2016
HU, James

/s/ Tong Yin	Independent Director	August 30, 2016
Tong Yin

/s/ Zhong Kui Cao	Independent Director	August 30, 2016
CAO, Zhong Kui

