Form 10-Q
period 2016-03-31
GENERAL STEEL HOLDINGS INC
filed 2017-10-23
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-33717

General Steel Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	41-2079252
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 106, Tower H,

Phoenix Place, Shuguangxili,

Chaoyang District, Beijing, China 100028

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of September 27, 2017, 16,800,361 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	March 31,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$37	$4
Accounts receivable - related party	13,565	-
Other receivables, net	2	163
Other receivables - related party	43,880	-
Prepaid expenses	256	481
Current assets held for sale	-	1,609
TOTAL CURRENT ASSETS	57,740	2,257

OTHER ASSETS:
Plant and equipment, net	1	-
Investment in unconsolidated entities	14,861	14,886
Other assets held for sale	-	18,618
TOTAL OTHER ASSETS	14,862	33,504

TOTAL ASSETS	$72,602	$35,761

LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term loan - other	$3,600	$3,600
Accounts payables - related parties	130	-
Other payables and accrued liabilities	797	636
Other payables - related parties	52,369	42,756
Customer deposit - related party	12,929	-
Taxes payable	193	14
Current liabilities held for sale	-	31,155
TOTAL CURRENT LIABILITIES	70,018	78,161

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2016 and December 31, 2015	3	3
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 15,594,823 shares and 17,802,357 shares issued, and 15,100,361 shares and 17,307,895 shares outstanding as of March 31, 2016 and December 31, 2015, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	15	18
Treasury stock, at cost, 494,462 shares as of March 31, 2016 and December 31, 2015 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(840)
Paid-in-capital	1,250,594	1,208,667
Statutory reserves	1,107	1,107
Accumulated deficits	(1,250,236)	(1,252,810)
Accumulated other comprehensive income	1,941	2,009
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	2,584	(41,846)

NONCONTROLLING INTERESTS	-	(554)

TOTAL EQUITY (DEFICIENCY)	2,584	(42,400)

TOTAL LIABILITIES AND EQUITY	$72,602	$35,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended March 31,
	2016	2015

NET REVENUE - RELATED PARTIES	$454	$-

GENERAL AND ADMINISTRATIVE EXPENSES	1,381	917

LOSS FROM OPERATIONS	(927)	(917)

OTHER INCOME (EXPENSES)
Loss from equity investment	(116)	-
Finance/interest expense	(1)	(1)
Gain from disposal of Catalon	6,269	-
Other expense, net	6,152	(1)

INCOME (LOSS )BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	5,225	(918)

PROVISION FOR INCOME TAXES	108	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	5,117	(918)

DISCONTINUED OPERATIONS - Note 2(o):
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	(2,569)	(73,191)

NET INCOME (LOSS)	2,548	(74,109)

Less: Net loss attributable to noncontrolling interest from operations to be disposed	-	-
Less: Net loss attributable to noncontrolling interest from operations disposed	(26)	(28,956)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,574	$(45,153)

NET INCOME (LOSS)	$2,548	$(74,109)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(76)	(853)

COMPREHENSIVE INCOME (LOSS)	2,472	(74,962)

Less: Comprehensive income (loss) attributable to noncontrolling interest	(8)	(29,328)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,480	$(45,634)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	17,569	12,397

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.29	$(0.07)
Operations to be disposed	$0.00	$0.00
Operations disposed	$(0.14)	$(3.57)

Net income (loss) per share	$0.15	$(3.64)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

(In thousands)

	For the three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,548	$(74,109)
Net loss from operations disposed	2,569	73,191
Net Inccome (Loss) from continuing operations	5,117	(918)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses	167
Depreciation	-	-
Share-based compensation	441	69
Loss from equity investment	116	-
Gain from disposal of catalon	(6,269)
Changes in operating assets and liabilities
Accounts receivable - related party	(13,376)	-
Other receivables	(6)	(21)
Prepaid expense	-
Advance on inventory purchases - related parties	-	29
Accounts payables - related parties	128	-
Other payables and accrued liabilities	526	23
Customer deposits - related party	12,750	-
Taxes payable	201	-
Net cash used in operating activities from operations to be disposed/ operations disposed	(12)	(60,634)
Net cash used in operating activities	(217)	(61,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1)	-
Net cash provided by investing activities from operations to be disposed / operations disposed	-	96,819
Net cash (used in) provided by investing activities	(1)	96,819

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	249	20,501
Net cash used in financing activities from operations to be disposed / operations disposed	-	(57,819)
Net cash provided by (used in) financing activities	249	(37,318)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(11)	45

DECREASE IN CASH	20	(1,906)

CASH, beginning of period	42	11,641

CASH, end of period	62	9,735

Less: cash from operations disposed, end of period	(25)	9,338

CASH FROM CONTINUING OPERATIONS, end of period	$37	$397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets at December 31, 2016 and the disposal of its final steel producing operating assets on March 21, 2016, has been its trading business in iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

In view of the near-term challenges for the steel manufacturing sector, the Company strategically accelerated its business transformation between 2015 and 2016. The Company’s transformation strategy is to pursue opportunities that offer compelling benefits to the Company’s organization and shareholders, and includes:

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

On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture and subsidiaries at disposal date. The disposed entities’ net loss through the disposal date were consolidated and presented as operations disposed for the three months ended March 31, 2015 in the unaudited condensed consolidated financial statements. See Note 2(o) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

On March 21, 2016, the Company sold its interest in Maoming Hengda thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales for the three months ended March 31, 2016 and 2015 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Notes 2(a) and 2(o) for details.

Other Business Operations:

The Company established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is the holding company for Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”).

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some operational issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Therefore the Company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016 the Company decided to dispose of Catalon, so the result of operations of Catalon was presented as discontinued operations in March 31, 2016 in the consolidated financial statements. See Note 16 –Acquisitions.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company continued its trading business after the disposition of General Steel (China) and Maoming Hengda.

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2015 annual report on Form 10-K filed on August 30, 2016.

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of March 31, 2016:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)*	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”),	PRC	100.0%

* Tongyong Shengyuan is a holding company of Tianjin Shuangsi in which the Company holds a100% equity interest .

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

All significant inter-company transactions and balances have been eliminated upon consolidation.

(c)	Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in trading of steel related products and the Company’s business is not capital intensive. Debt financing in the form of short term loans, loans from related parties, have utilized to finance the working capital requirements of the Company. The main operating expenses are public Company maintenance costs which CEO Mr. Yu Zuo Sheng fully supports funding the Company’s operations ..

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the restructuring, the Company’s working capital deficit has decreased to approximately $12.3 million as of March 31, 2016 from $75.9 million as of December 31, 2015. As of March 31, 2016 current assets are mainly composed of cash, accounts receivables and other receivables. In 2017, the Company extended the payment terms of its payable to related parties until the end of 2020, therefore removing theses related parties payable, working capital is $40.1 million.

Management considers the historical experience, the economy, trends in the industry, the expected collectability of the accounts and other receivables and the realization of the prepayments and determined the Company is expected to realize the remaining balances.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this opinion is based on the market and general economic condition, the Company’s operating results not continuing to deteriorate and the Company shareholders continuing to provide liquidity.

(d)	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Actual results could differ from these estimates.

(e)	Concentration of risks and other uncertainties

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of March 31, 2016 and December 31, 2015, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on March 31, 2016 and December 31, 2015 amounted to $0.037 million and $0.004 million, respectively. As of March 31, 2016, $0.037 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Two of the Company’s customers, both of which are related parties, individually accounted for 34.0% and 61% of total sales for the three months ended March 31, 2016, respectively. Two of the Company’s customers individually accounted for 12.1% and 10.5% of total sales from operation disposed for the three months ended March 31, 2015, respectively.

One of the Company’s customers, including related parties, accounted for 99% of the total accounts receivable as of March 31, 2016. One of the Company’s customer from operation disposed individually accounted for 96.2% of total accounts receivable, including related parties as of December 31, 2015.

One of the Company’s suppliers, a non related party, individually accounted for 99.2% of the total purchases for the three months ended March 31, 2016 and none of the Company’s suppliers individually accounted for more than 10% of the total purchases for the three months ended march 31, 2015.

One of the Company’s suppliers, which is a related party, individually accounted for 100.0% of total accounts payable as of March 31, 2016 and none of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(f)	Foreign currency translation and other comprehensive income

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

Translation adjustments included in accumulated other comprehensive income amounted to $1.94 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively. The balance sheet amounts, with the exception of equity at March 31, 2016 and December 31, 2015 were translated at 6.45 RMB and 6.49 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2016 and 2015 were 6.54 RMB and 6.15 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(g)	Financial instruments

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

(h)	Cash

 Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

(i)	Accounts receivable and allowance for doubtful accounts

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(j)	Inventories

Inventories are mainly finished goods and are stated at the lower of cost or market using the first-in, first-out method. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

(l)	Plant and equipment, net

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

Through their respective disposals long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicated that their carrying amount may not be recoverable, to determine whether their carrying value had become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.

(m)	Investments in unconsolidated entities

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

On December 28, 2015 General Steel (China) sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of our wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of March 31, 2016, Tongyong Shengyuan’s net investment in the unconsolidated entity was $14.9 million.

Total investment income (loss) in unconsolidated subsidiaries amounted to $0.12 million and $0 for the three months ended March 31, 2016 and 2015, respectively, which was included in “Loss from equity investment” in the condensed consolidated statements of operations and comprehensive loss.

Total investment income (loss) in unconsolidated subsidiaries from operations disposed amounted to $0 and $(40) thousand for the three months ended March 31, 2016 and 2015, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss.

The Company performed significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS
(In thousands)

REVENUE	$63

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	102
FINANCE EXPENSES	322
TOTAL EXPENSES	424

LOSS BEFORE PROVISION FOR INCOME TAXES	(361)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(361)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n)	Revenue recognition

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

Gross versus Net Revenue Reporting

Starting from January 1st, 2016, in the normal course of the Company’s trading business, the Company orders directly the iron ore, nickel-iron-manganese alloys, and other steel-related products from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceed directly from its customers and pay for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor and are not responsible for (i) fulfilling the steel-related products delivery, (ii) establishing the selling prices for delivery of the steel-related products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore report revenues and cost of revenues on a net basis.

For the three months ended March 31, 2016, the Company reported gross sales of $43 million, all of which was related party sales and the Company had $42 million in purchases, of which $0.33 million were related party purchases resulting in net revenue of $0.45 million. See details of related party sales and purchases in Note 14.

(o)	Operations held for sale and operations disposed/to be disposed

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

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of Discontinued Operations Classified as Held for Sale in the Consolidated Balance Sheets which include Catalon and Maoming Hengda’s operations as of December 31, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
(In thousands)	2016	2015

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$-	$38
Accounts receivable, net		342
Other receivables, net	-	11
Prepaid taxes		1,218
Total current assets held for sale	-	1,609

OTHER ASSETS:
Property and equipment, net	-	16,593
Long-term deferred expense	-	2
Intangible assets, net of accumulated amortization	-	2,023
Total other assets held for sale	-	18,618

Total assets of the disposal group classified as held for sale	$-	$20,227

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$-	$6,336
Short term loans - others	-	461
Other payables and accrued liabilities	-	2,551
Other payables - related parties	-	21,807
Total current liabilities held for sale	-	31,155

Total liabilities of the disposal group classified as held for sale	$-	$31,155

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations Disposed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss which include Catalon and Maoming’s operation for the three months ended March 31, 2016 and 2015 and Longmen Joint Venture’s operation for the three months ended March 31, 2015.

	For the three months ended March 31,
	2016	2015

Operations Disposed:
SALES	$-	$270,769
SALES - RELATED PARTIES		57,395
TOTAL SALES	-	328,164
COST OF GOODS SOLD		297,565
COST OF GOODS SOLD - RELATED PARTIES		62,746
TOTAL COST OF GOODS SOLD	-	360,311
GROSS LOSS		(32,147)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(949)	(17,355)
EXCESS OVERHEAD DURING MAINTENANCE		(19,134)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	-	12,924
(LOSS) INCOME FROM OPERATIONS	(949)	(55,712)

OTHER INCOME (EXPENSE)
Interest income	-	2,331
Finance/interest expense	(414)	(20,570)
Gain (loss) on disposal of equipment and intangible assets		16
Income (loss) from equity investments	-	(37)
Foreign currency transaction (loss) gain	-	(873)
Lease income	-	543
Other non-operating income (expense), net	(1,206)	223
Other expense, net	(1,620)	(18,367)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(2,569)	(74,079)
PROVISION FOR INCOME TAXES	-	30
NET LOSS FROM OPERATIONS DISPOSED	(2,569)	(74,109)
Less: Net loss attributable to noncontrolling interest from operations disposed	(26)	(28,956)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(2,543)	$(45,153)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

General Steel (China)

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

December 30,
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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maoming Hengda

On March 21, 2016, the Company, along with its 1% minority interest holder, jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, for in which the Company has 32% equity interest in. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement.

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital. The net deficiency of Maoming Hengda as of March 21, 2016 is as follows:

(In thousands)	March 21, 2016

CURRENT ASSETS:
Cash	$2
Accounts receivable, net	344
Other receivables, net	15
Total current	361

OTHER ASSETS:
Property and equipment, net	16,321
Long-term deferred expense	2
Intangible assets, net of accumulated amortization	2,023
Total other assets	18,346

Total assets	$18,707

CURRENT LIABILITIES:
Accounts payable	6,377
Short-term loans - other	464
Other payables and accrued liabilities	3,033
Other payables - related parties	430
Other payables - intercompany	30,650
Total current liabilities	40,954

NON-CONTROLLING INTEREST	(16)

Total net deficiency	(22,231)
Net consideration	(23,507)
Currency translation adjustment	81
Total addition to paid-in capital	$(45,657)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Catalon:

Due to operational issues, Catalon was not able to meet the Minimum Sales Target or Minimum Net Profit applicable as stipulated in the Stock Exchange agreement, therefore Management decided to cancel the shares that were placed in escrow for the selling shareholders. As such the Company deconsolidated Catalon as of March 31, 2016. The net deficiency of Catalon as of March 31, 2016 is as follows:

(In thousands)	March 31, 2016

CURRENT ASSETS:
Cash	$24
Total current	24

CURRENT LIABILITIES:
Other payables - related parties	2,335
Total current liabilities	2,335

NON-CONTROLLING INTEREST	(358)

Total net deficiency	(1,953)
Net consideration	(4,316)
Gain in disposal of subsidiary	$(6,269)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(p)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

(q)	Non-controlling interest

Non-controlling interest mainly consists of an individual’s 1% interest in Maoming Hengda prior to March 21, 2016, and two individuals’ 15.5% interest in Catalon prior to March 31, 2016. The non-controlling interests are presented in the consolidated balance sheets, separately from equity attributable to the shareholders of the Company. Non-controlling interests in the results of the Company are presented on the face of the consolidated statement of operations as an allocation of the total income or loss for the year between non-controlling interest holders and the shareholders of the Company.

(r)	Earnings (loss) per share

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

(s)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of both March 31, 2016 and December 31, 2015, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

(t)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company’s income tax returns filed for December 31, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

(u)	Share-based compensation

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

(v)	Recently issued accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Note 3 – Accounts receivable (including related party), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Accounts receivable	$-	$342
Accounts receivable – related party	13,565
Less: allowance for doubtful accounts	-	-
Net accounts receivable	13,565	342
Less: accounts receivables – held for sale	-	(342)
Net accounts receivables – continuing operations	$13,565	$-

Movement of allowance for doubtful accounts is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$609
Charge to expense	-	201
Less: recovery	-	-
Deconsolidation	-	(769)
Exchange rate effect	-	(41)
Ending balance	$-	$

Note 4– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Other receivables	$169	$174
Other receivables – related party	43,880	-
Less: allowance for doubtful accounts	(167)	-
Net other receivables	43,882	174
Less: other receivables – held for sale	-	(11)
Net other receivables – continuing operations	$43,882	$163

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts, including related parties, is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$10,262
Charge to expense	167	5,007
Less: recovery	-	(5)
Less: deconsolidation	-	(15,119)
Exchange rate effect	-	(145)
Ending balance	167	-
Less: balance – held for sale	-	-
Ending balance – continuing operations	$167	$-

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Finished goods	-	-
Less: allowance for inventory valuation	-	-
Inventories	$-	$-

The cost of finished goods includes direct inventory purchase costs and indirect costs. Shipping and handling costs for purchasing are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a first-in, first out method, or net realizable value.

Movement of allowance for inventory valuation is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$18,375
Addition	-	22,192
Less: write-off	-	(18,115)
Less: inventory disposed of - Note 2(o)	-	(22,192)
Exchange rate effect	-	(260)
Ending balance	$-	$-

Note 6– Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Advances on inventory purchases	$-	$439
Advances on inventory purchases – related party	-	-
Less: allowance for doubtful accounts	-	(439)
Net advances on inventory purchases	$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts, including related parties, is as follows:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$2,501
Charge to expense	-	-
Less recovery	-	(462)
Less deconsolidation	-	(1,927)
Exchange rate effect	-	(327
Ending balance	$-	$439

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Buildings and improvements	$-	$21,895
Machinery	-	9,344
Machinery under capital lease	-	262
Transportation and other equipment	7	-
Subtotal	7	31,501
Less: accumulated depreciation	(6)	(14,908)
Plant and equipment, net	$1	$16,593
Less: plant and equipment, net – held for sale	-	(16,593)
Net plant and equipment, net – continuing operations	$1	$-

Depreciation expense for the three months ended March 31, 2016 amounted to $1.0 thousand. Depreciation expense from operations disposed for the three months ended March 31, 2015 amounted to $24.9 million. These amounts include depreciation of assets held under capital leases for the three months ended March 31, 2015, which amounted to $8.1 million.

Note 8 – Intangible assets, net – held for sale

Intangible assets consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Land use rights	$-	$2,558
Software	-	10
Subtotal	-	2,568
Less:
Accumulated amortization – land use rights	-	(535)
Accumulated amortization – software	-	(10)
Subtotal	-	(545)
Intangible assets, net – held for sale	$-	$2,023

The gross amount of the intangible assets amounted to $0 and $2.6 million as of March 31, 2016 and December 31, 2015, respectively.

Total amortization expense from operations disposed for the three months ended March 31, 2016 and 2015 amounted to $0 million and $0.2 million, respectively.

Total depletion expense from operations disposed for the three months ended March 31, 2016 and 2015 amounted to $0 million and $0.04 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Debt

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans is due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Short-term Loan - other

	March 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Maoming Hengda: Loans from one unrelated party and one related party, due on demand, none interest bearing.	$-	$461
General Steel Investment Co., Ltd.: Loan from one unrelated party, due to demand, the interest rate was 5% per annum as of March 31, 2016.	3,600	3,600
Total short-term loans – others	3,600	4,061
Less: short-term loans – others – held for sale	-	(461)
Short-term loans – others – continuing operations	$3,600	$3,600

All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management until the disposition of Longmen Joint Venture on December 30, 2015, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture would sell rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng would purchase back the rebar from the third party companies at a price of 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture would be paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng would be given a credit for a period of several months to one year from the third party companies. There was no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.6% to 12.0% was determined by reference to the bank loan interest rates at the time when the contracts were entered into, plus an estimated premium based on the financing sale amount, which represented the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions were eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods were treated as financing costs included in the unaudited condensed consolidated financial statements.

Longmen Joint Venture’s total financing sales for the three months ended March 31, 2016 and 2015 amounted to $0 million and $118.4 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended March 31, 2016 and 2015 amounted to $0 million and $0.7 million, respectively, and classified in net loss from operation disposed included in the unaudited condensed consolidated statements of operations.

Total interest expense, net of capitalized interest, from operations disposed amounted to $0 million and $7.4 million for the three months ended March 31, 2016 and 2015.

Note 10 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized interest, amounted to $0 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

Income tax paid amounted to $0 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2016, the Company increased additional paid-in capital of $45.6 million as a result of the gain on sale of subsidiary to a related party. As of March 31, 2016, the unpaid receivable resulted from this transaction amounted to $23.8 million.

During the three months ended March 31, 2016, the Company incurred $0.1 million share-based compensation expense to prepay for future services.

During the three months ended March 31, 2016, the Company incurred $0.4 million share-based compensation expense to pay off its accrued liabilities.

The Company offset $10.6 million of other receivable – related parties with other payable – related parties for the three months ended March 31, 2016.

During the three months ended March 31, 2016, the Company incurred $0.06 million share-based compensation expense for consulting services.

During the three months ended March 31, 2015, the Company converted $0.03 million of equipment into inventory productions.

During the three months ended March 31, 2015, the Company consumed $0.9 million of inventory in plant and equipment constructions.

During the three months ended March 31, 2015, the Company incurred $2.8 million of accounts payable to be paid for the purchase of equipment and construction in progress.

The Company had $23.8 million of notes receivable from financing sales loans to be converted to cash as of March 31, 2015.

The Company reclassified $5.9 million of purchase deposits - related parties that carried interest to loan receivable - related parties as of March 31, 2015.

Note 11 - Capital lease obligations – operations disposed

Iron and steel production facilities

On April 29, 2011, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture used new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeded 75% of the assets’ useful lives, this arrangement was accounted for as a capital lease. The ongoing lease payments were comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability was then reduced by the value of the profit sharing component, which was recognized as a derivative liability, which was carried at fair value. See Note 11 – “Profit sharing liability – operations disposed”.

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

Interest expense for the three months ended March 31, 2016 and 2015 on the capital lease obligations from operations disposed was $0 million and $5.2 million, respectively.

Note 12 – Profit sharing liability – operations disposed

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability was accounted for separately from the fixed portion of the capital lease obligation (see Note 10 - “Capital lease obligation – operations disposed”) and was accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability was reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. As of December 30, 2015, date of disposal of GS China, the profit sharing liability was reduced to $0. See Note 2(h) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made from inception through ultimate disposition in December 30, 2015.

Note 13 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended March 31, 2016 and 2015 are as follows:

(In thousands)	The three months ended March 31, 2016	The three months ended March 31, 2015
Current	$108	$-
Total provision for income taxes	$108	$-

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. However, the balance was disposed after the disposed operations in Longman Joint Venture on December 30, 2015 and after the disposed operations in Maoming Hengda on March 21, 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry is eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of March 31, 2016 and December 31, 2015 was $0 million and $4.1 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2016. The net operating loss carry forwards for United States income taxes amounted to $7.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2016 was $2.4 million. The net change in the valuation allowance for the three months ended March 31, 2016 was $0.3 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of March 31, 2016. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 14 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue from to related parties for the three months ended March 31, 2016 and 2015.

Name of related parties	Relationship	For the three months ended March 31, 2016	For the three months ended March 31, 2015
		(in thousands)	(in thousands)
Long Steel Group*	Noncontrolling shareholder of Longmen Joint Venture	$-	$11,270
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	9,578
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	15,998
Shaanxi Steel	Majority shareholder of Long Steel Group	-	481
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	20,068
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding**	21	-
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	276	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	157	-

Total		$454	$57,395
Less: Sales to related parties from operations disposed		-	(57,395)
Sales–related parties – continuing operations		$454	$-

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and $91.0 million for the three months ended March 31, 2016 and 2015, respectively.

b. The following charts summarize purchases from related parties for the three months ended March 31, 2016 and 2015.

Name of related parties	Relationship	For the three months ended March 31, 2016		For the three months ended March 31, 2015
		(in thousands)		(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-		$5,993
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		48,147
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		1,072
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-		5,960
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-		1,505
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-		36,174
Tianjin General Quigang Pipe co., Ltd	Partially owned by CEO through indirect shareholding	-		3,287
Others	Entities either owned or have significant influence by our affiliates or management	-		331
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	207	*	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	122	*	-
Total		$329	*	$102,469
Less Purchases from related parties from operations disposed		-		(102,469)
Purchases–related parties–continuing operations		$329	*	$-

* For the three months ended March 31, 2016, purchases were netted with revenue.

c. On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman.

d. On March 21, 2016, the Company, along with its 1% minority interest holder, jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, in for which the Company has 32% equity interest in, for RMB 331.3 million or approximately $51.0 million.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Accounts receivable – related party:

Name of related parties	Relationship	March 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$13,445	$-
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	120	-
Total		$13,565	$-

b.	Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	March 31, 2016		December 31, 2015
		(in thousands)		(in thousands)
Tianwu General Steel Material Trading Co., Ltd.	Investee of Tongyong Shengyuan	$23,838	*	$-
Maoming Hengda	Wholly owned by Tianwu Tongyong	20,042	*	-
Other receivable – related party		$43,880		$-

* The Company is expected to collect the balance by July 2017.

c.	Accounts payable – related parties:

Name of related parties	Relationship	March 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	$130	$-

d.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$29	$28
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	48	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	483
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	-	1,405
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	38,987
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	52,092	23,660
Zuosheng Yu	CEO	200	-
Total		52,369	64,563
Less: other payables – related parties - held for sale		(-)	(21,807)
Other payables – related parties – continuing operations		$52,369	$42,756

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Customer deposit – related parties:

Name of related parties	Relationship	March 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$12,929	$
Total		$12,929	$

f.	Deferred lease income – operation disposed

For the three months ended March 31, 2016 and 2015, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $0 million and $0.5 million, respectively.

Note 15 – Equity

2015 Equity Transactions

On April 14, 2015, the Company issued 100,000 shares of common stock for investor relations consulting services under a service agreements dated April 14, 2015. The shares were valued at $4.9 per share, the quoted market price at the time the services were provided.

On June 9, 2015, the Company issued 299,600 shares of common stock to senior management personnel. The shares were valued at $3.85 per share, the quoted market price at the time the shares were granted.

On July 17, 2015, the Company issued 1,200,000 shares of common stock for business growth and strategic consulting services under two six-month service agreements dated July 1, 2015. The shares were valued at $3.00 per share, the quoted market price at the time the shares were granted.

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

On December 30, 2015, the Company entering into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture at disposal date. Since the transaction was between related parties under common control, the net gain from the disposal of $1.1 billion was recorded as an addition in paid-in capital.

2016 Equity Transactions

On December 17 and 18, 2015, the Company entered into service contracts for investor relation consulting services. The shares were valued at $0.90 and $0.91, respectively per share, based on theclosing price of the ordinary shares on issuance date.

On January 20, 2016, the Company granted 242,466 restricted shares of common stock for financial reporting consulting services. The shares were valued at $1.80 per share, based on the contract if the stock price is less than $1.80, the Company will pay the difference in one year.

On March 15, 2016, the Company granted 30,000 restricted shares of common stock for financial advisory and research coverage services. The shares were valued at $1.26 per share, based on the closing price at the date the Company signed the contract.

Note 16 – Acquisition

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance of SEC Regulation S-X Rule 3-05, Catalon was not a significant subsidiary as of acquisition date therefore no separate audited financial statements are presented.

Following the acquisition, the Company became aware of some of operational issues related to Catalon. It was determined that such issues impacted the ability to operate the business and obtain any value for the related intangibles might have affected the operations of Catalon, which the Company is expected to cancel the shares that it has issued to the 84.5% original owners of Catalon in accordance with the term of agreement. Thus, the Company does not expect Catalon to be able to produce any products or generate sales in the future. Accordingly, the Company considered its assets’ carrying amounts may not be recoverable and took an impartment charge of $12.2 million for the year ended December 31, 2015. The Company disposed of Catalon in March 2016, see details in note 2 (o).

Tianjin Shuangsi Acquisition

On February 16, 2016, the Company received 100% equity interest for a consideration of $0.03 milion as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products, which the Company would continue on its trading business after the disposition of General Steel (China) and Maoming Hengda.

Note 17 – Retirement plan - operations disposed

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the highest of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended March 31, 2016 and 2015 amounted to $0 and $2.8 million, respectively, which were included in the net loss from operation disposed.

Note 18 – Segments

The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Company’s four regional divisions in the PRC: Longmen Joint Venture in Shaanxi province (disposed in December 2015), Maoming Hengda in Guangdong province (disposed in March 2016), and General Steel (China) (disposed in December 2015) & Tianjin Shuangsi in Tianjin City.

The Company had two business segments, one consisting of Tianjin Shuangsi and one consisting of Maoming Hengda for the three months ended March 31, 2016. The Group had two business segments, one consisting of General Shengyuan and one consisting of three different divisions including Longmen Joint Venture, Maoming Hengda and General Steel (China) for the three months ended March 31, 2015. These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level.

The following represents results of division operations for the three months ended March 31, 2016 and 2015:

(In thousands)
	2016	2015
Sales:
Longmen Joint Venture – operation disposed	$-	$328,158
Maoming Hengda – operation disposed	-	6
Tianjin Shuangsi	454
Total sales	454	328,164
Interdivision sales		-
Consolidated sales	454	328,164
Less: operations disposed	-	328,164
Total from continuing operation	$454	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2016	2015
Gross profit (loss):
Longmen Joint Venture – operation disposed	$-	$(32,147)
Tianjin Shuangsi	454	-
Total gross sales (loss)	454	(32,147)
Interdivision gross profit	-	-
Consolidated gross (loss) profit	454	(32,147)
Less: operations disposed	-	32,147
Total from continuing operation	$454	$-

	2016	2015
Income (loss) from operations:
Longmen Joint Venture – operation disposed	$-	$(53,498)
Maoming Hengda – operation disposed	(2,569)	(561)
Tianjin Shuangsi	206	-
General Steel (China) – operation disposed	-	(735)
Catalon – operation to be disposed	-	-
Total loss from operations	(2,363)	(54,794)
Reconciling item (1)	4,911	(918)
Consolidated (loss) income from operations	2,548	(55,712)
Less: operation to be disposed	-	-
Less: operation disposed	(2,569)	(54,794)
Total from continuing operation	$5,117	$(918)

	2016	2015
Net income (loss) attributable to General Steel Holdings, Inc.:
Longmen Joint Venture – operation disposed	$-	$(42,405)
Maoming Hengda – operation disposed	(2,543)	(667)
Tianjin Shuangsi	206	-
General Steel (China) – operation disposed	-	(1,163)
Catalon – operation to be disposed	-	-
Total net loss attributable to General Steel Holdings, Inc.	(2,337)	(44,235)
Reconciling item (1)	4,911	(918)
Consolidated net loss attributable to General Steel Holdings, Inc.	2,574	(45,153)
Less: operation to be disposed	-	-
Less: operations disposed	(2,543)	(44,235)
Total from continuing operation	$5,117	$(918)

	2016	2015
Depreciation, amortization and depletion:
Longmen Joint Venture – operation disposed	$-	$24,186
Maoming Hengda – operation disposed	-	310
Tianjin Shuangsi	1	-
General Steel (China) – operation disposed	-	668
Consolidated depreciation, amortization and depletion	1	25,164
Less: operations disposed	-	25,164
Total from continuing operation	$1	-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	2016	2015
Finance/interest expenses:
Longmen Joint Venture – operation disposed	$-	$19,148
General Steel (China)– operation disposed		1,421
Reconciling item (1)	-	1
Consolidated interest expenses	-	20,570
Less: operations disposed	-	20,570
Total from continuing operation	$-	$-

	2016	2015
Capital expenditures:
Longmen Joint Venture – operation disposed	$-	$30,625
Maoming Hengda – operation disposed	-	296
Tianjin Shuangsi	2	-
General Steel (China) – operation disposed	-	668
Consolidated capital expenditures	2	31,589
Less: operations disposed	-	31,589
Total from continuing operation	$2	$-

	March 31, 2016	December 31, 2015
Total Assets as of:
Maoming Hengda – operation disposed	$-	$20,202
Catalon – operation to be disposed	-	24
Tianjin Shuangsi	72,339	-
Reconciling item (2)	263	15,535
Total assets	72,602	35,761
Total assets held for sale	-	(20,227)
Total assets from continuing operations	$72,602	$15,534

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Holdings, Inc., General Steel Investment Co., Ltd and Tongyong Shengyuan for the three months ended March 31, 2016. For the three months ended March 31, 2015, Yangpu Shengtong Investment Co., Ltd and Qiu Steel were also included which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd and Tongyong Shengyuan as of March 31, 2016. Yangpu Shengtong Investment Co., Ltd and Qiu Steel were also included as of December 31, 2015 which are non-operating entities.

Note 19 – Subsequent event

On August 10, 2016, the Company has signed two offset agreements with Tianwu Tongyuan and two of its debtors, GS China and Qiu Steel, to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $1.10 per share. As of today, the Company has not issued any shares to Oriental Ace Limited.

On September 30, 2016, the Company completed a private placement through the issuance of 1,500,000 shares of the Company’s common stock at $1.00 per share and raised capital of RMB 10.0 million (approximately $1.5 million).

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company extended the due date of its other payable to related parties till December, 2020. These agreements were executed in July 2017.

On March 21, 2016, the Company, along with its 1% minority interest holder, jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, in hich the Company has 32% equity interest. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for the total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement.

In March 2017, the board approved the issuance of 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

The Company amended its Articles of Incorporation on October 14, 2016 to (i) increase the authorized shares of Common Stock from 40,000,000 shares to 200,000,000 shares with the same par value of $0.001 per share, (ii) authorized the issuance of blank check preferred stock, and (iii) designate series B preferred stock, par value $0.001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. and its subsidiaries is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on August 30, 2016.

OVERVIEW

On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized our management to pursue the potential sale of all our ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure our steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned. As a result, General Steel (China) Co., Ltd. which included Longmen Joint Venture and subsidiaries’ financial information was presented as operation disposed and also Maoming Hengda’s financial information was presented as operations disposed for the three months ended March 31, 2016 and 2015 in the consolidated financial statements.

Our remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd, (“Tianjin Shuangsi”) a trading company in which we received 100% equity interest on February 16, 2016. Tianjin Shuangsi trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

Our growth strategy is a combination of optimizing operating efficiencies in our steel-related trading business and expanding into other high-growth and high-margin non-steel industries. We aim to drive profitability through improved operational efficiencies and optimization of our cost structure and continual cooperation and partnerships with leading state-owned enterprises (SOEs).We also intend to expand into other high-growth and high-margin non-steel industries.

RESULTS OF OPERATIONS

Since we completed the divestiture of our steel manufacturing business the Company’s remaining business is primarily comprised of Tianjin Shuangsi, a trading company in which the Company received 100% equity interest on February 16, 2016 for a consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

Statements of Operations for the three months ended March 31, 2016 and 2015:

(In thousands except share data)	2016	2015	Change	Percentage Change
Net Revenue – Related Parties	$454	$-	$42,801	100.0%
Selling, General and Administrative Expenses	(1,381)	(917)	$(464)	50.6%
Loss from Operations	(927)	(917)	$(10)	1.1%

Other Expense	6,152	(1)	$6,153	(906,338)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	5,225	(918)	$6,143	(661.5)%
Provision for Income Taxes	108	-	$1081	100.0%
Income (Loss) from Continuing Operations	5,117	(918)	$6,035	(657.6)%
Net Loss from Operations Disposed, Net of Income Taxes	(2,569)	(73,191)	$70,622	(96.5)%
Net Income (Loss)	2,548	(74,109)	$76,657	(103.4)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	(26)	(28,956)	$28,930	(99.9)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$2,574	$(45,153)	$47,727	(105.7)%
Net Income (Loss)	$2,548	$(74,109)	$76,657	(103.4)%
Foreign Currency Translation Adjustments	(76)	(853)	$777	(91.1)%
Comprehensive Income (Loss)	2,472	(74,962)	$77,434	(103.3)%
Less Comprehensive Income (Loss) Attributable to noncontrolling interest	(8)	(29,328)	$29,320	(100)%
Comprehensive Income(Loss) Attributable to General Steel Holding, Inc.	$2,480	$(45,634)	$48,114	(105.4)%

Weighted Average Number of Shares Loss Per Share – Basic and Diluted	17,569	12,397	5,172	41.7%
Continuing Operations	$0.29	$(0.07)	$0.36	(514.3)%
Operations to be disposed	0.00	0.00	$-	-
Operations disposed	(0.14)	(3.57)	$3.43	(96.1)%
Net Loss	$(0.15)	$(3.64)	$3.79	(104.1)%

Revenue, Cost of goods sold and gross profit

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	March 31, 2016	March 31, 2015	Change %

Net Revenue – related parties	$454	$-	100%

Revenue for the three months ended March 31, 2016 increased by 100% compared to the same period in 2015. Those increases were due to trading iron ore, nickel-iron-manganese alloys, and other steel-related products starting in the first quarter of 2016 from our acquisition of 100% equity in Tianjin Shuangsi. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, there was no revenue generated during the three months ended March 31, 2015.

The Company is not the primary obligor in these trading transactions therefore revenue is reported net of purchases. For the three months ended March 31, 2016, the Company reported gross sales of $43 million, all of which was related party sales and the Company had $42 million in purchases, of which $0.33 million were related party purchases resulting in net revenue of $0.45 million.

General and Administrative Expenses (“G&A”)

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	March 31, 2016	March 31, 2015	Change %

General and administrative expenses	$(1,381)	$(917)	50.6%

G&A expenses increased by 50.16% to $(1.38) million for the three months ended March 31, 2016, compared to $(0.9) million for the same period in 2015. The increase was mainly due to the increase in consulting expenses of approximately $0.3 million in related to the common stock that we issued to a consulting firm for business growth and strategic consulting.

Loss from Operations

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	2016	2015	Change %

Loss from operations	$(927)	$(917)	1.1%

Loss from operations for the three months ended March 31, 2016 was $(0.9) million as compared to a loss of $(0.9) million for the same period in 2015. The decrease in loss from operations was predominantly due to the increase in G&A expenses offset by the increase gross profit as discussed above.

Other Expense

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	2016	2015	Change %

Loss from equity investment	(116)	-	(100.0)%
Gain from disposal of Catalon	6,269	-	100%
Finance/interest expense	(1)	(1)	-%
Total other expense	$6,152	$(1)	906,338%

Total other expense for the three months ended March 31, 2016 was $6.15 million, as compared to $(1) other expense for the same period in 2015. The increase was mainly due to a $6.27 million gain from disposal of Catalon offset with $0.1 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd.

On March 31, 2016, the Company decided to dispose of Catalon. The net efficiency of Catalon at the time of disposal was $1.93 million, the cancellation of shares that were issued and valued at $4.3 million resulted in a gain of $6.27 million.

Income Taxes

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	2016	2015	Change %

Provision for income taxes	108	-	100%
Total income taxes	$108	$-	100%

For the three months ended March 31, 2016, we had a total tax provision from our profitable subsidiary, Tianjin Shuangsi of $0.1million, compared to zero tax provision for the same period in 2015. No deferred income tax benefit was recorded for the three months ended March 31, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Net Income (Loss) from Continuing Operations

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	2016	2015	Change %

Net Income (loss) from continuing operations	$5,117	$(918)	(657.6)%

Net income from continuing operations for the three months ended March 31, 2016 was $5.2 million as compared to a loss of approximately $(0.9) million for the same period in 2015. The increase in net income from operations was predominantly due to the gain from disposal of our subsidiary, Catalon.

Net Loss from Operations Disposed

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	2016	2015	Change %

Net loss from operations disposed, net of applicable income taxes	$(2,569)	$(73,191)	(96.5)%

Net loss from operations disposed for the three months ended March 31, 2016 was approximately $(2.6) million as compared to a loss of approximately $(73.2) million for the same period in 2015. The loss from our Longmen Joint Venture disposed operations was a result of disposing its rebar business as opposed to the disposed operations from Maoming Hengda for the current period. Net loss from Maoming Hengda operation was approximately $(2.6) million and $(0.6) million for the three months ended March 31, 2016 and 2015, respectively.

Net Income (Loss) attributable to General Steel Holdings, Inc.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

(in thousands)	2016	2015	Change %

Net Income (loss)	$2,548	$(74,109)	(103.4)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	(26)	(28,956)	(99.9)%
Net loss attributable to General Steel Holdings, Inc.	$2,574	$(45,153)	(105.7)%

Net income attributable to us for the three months ended March 31, 2016 was $2.5 million as compared to $(45.2) million for the same period in 2015. The decrease in net loss attributable to us for the three months ended March 31, 2015 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, our current liabilities exceeded the current assets by approximately $12.3 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Additional equity or debt financing

Based on the above considerations, our Board of Directors is of the opinion that we have a plan to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due over the twelve months from the balance sheet date.  In addition, we have completed the divestiture of our steel manufacturing business as planned on terms favorable to the Company by reducing our net deficiency and although recently acquired businesses are not yet profitable or proven, they are not expected to result in net working capital deficiency as compared to our steel business.

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

Short-term Loans – Other

As of March 31, 2016, we had $3.6 million in short-term loans – other.

We are able to convert our short-term loans - other upon maturity in August 2016.

For more details about our debt, see Note 8 in our Notes to the consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 13 in our Notes to the consolidated financial statements included in this report.

 Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations.

The Company engages in trading of steel related products and the Company’s business is not capital intensive. Debt financing in the form of short term loans, loans from related parties, have been utilized to finance the working capital requirements of the Company. The main operating expenses are public Company maintenance costs which our CEO, Mr. Yu Zuo Sheng, fully provides operating funds.

Due to the restructuring, the Company’s working capital deficit has decreased to approximately $12.3 million as of March 31, 2016 from $75.9 million as of December 31, 2015. As of March 31, 2016 current assets are mainly composed of cash, accounts receivables and other receivables. In 2017, the Company has extended the payment terms of its payable to related parties until the end of 20208, therefore removing theses related parties payable, working capital is $40.1 million.

Management considers the historical experience, the economy, trends in the industry, the expected collectability of the accounts and other receivables and the realization of the prepayments and determined the Company is expected to realize the remaining balances.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this opinion is based on the market and general economic conditions the Company’s operating results not continuing to deteriorate and the Company shareholders will be able to provide continued liquidity

Cash-flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $0.22 million and $61.5 million, respectively. This change was mainly due to the combination of the following factors:

•	The net income (loss) from continuing operations of $5.2 million, net of some non-cash items for the three months ended March 31, 2016 compared to $(0.9) million in the same period in 2015. The non-cash items include the following

-	Stock issued for service and compensation
-	Loss from equity investment
-	Gain from disposal of Catalon

•	The primary reasons for material fluctuations in cash inflows were as follows:

-	Customer deposit, including related party: the increase in customer deposits mainly due to our customer deposits made prior to March 31, 2016 to pay for the products that we sold subsequently for our new trading business.

•	The primary reasons for material fluctuations in cash outflows were as follows:

-	Accounts receivable, including related party: the increase in accounts receivable was mainly due to sales we made prior to March 31, 2016 that we have not be collected for our new trading business.

Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly because we incurred significant losses from our Longmen Joint Venture from January 1, 2015 to March 31, 2015. The cash outflow for the three months ended March 31, 2016 was mainly due to Hengda Steel which was disposed in March, 2016.

Investing activities

Net cash used in investing activities was approximately $0 for the three months ended March 31, 2016 compared to net cash provided by investing activities of $96.8 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we purchased an immaterial amount of equipment. During the same period in 2015, cash from investing activities was mainly due to the net cash provided by the investing activities from operations to be disposed and from our disposed entity, Longmen Joint Venture, from January 1, 2015 to March 31, 2015 resulting in the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. During the period, Longmen Joint Venture had less note payable to settle with suppliers.

Financing activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2016 compared to $37.3 million used in financing activities for the three months ended March 31, 2015. During the three months ended March 31, 2016, we had borrowings from our related parties to pay for certain operating expenses on behalf of the Company. Compared to the same period in 2015, the increase of cash inflow from financing activities was mainly driven by our disposed entity, Longmen Joint Venture, from January 1, 2015 to March 31, 2015 due to repayment of short term notes payable and short term bank loans offset by the borrowing from short term unrelated party loans.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the three months ended March 31, 2016. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

We have previously raised money in the U.S. capital markets which has provided the capital needed for our operations and investments activities. Thus, the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operation.

Impact of Inflation

We are subject to commodity price risks arising from price fluctuations in the market prices of the steel-related products. We have generally been able to pass on cost increases through price adjustments. However, the ability to pass on these increases depends on market conditions influenced by the overall economic conditions in China. We do not believe that inflation risk is material to our business or our financial position, results of operations or cash flows.

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the three months ended March 31, 2016 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

•	Gross versus Net Revenue Reporting

In the normal course of the Company’s trading business, the Company orders directly the iron ore, nickel-iron-manganese alloys, and other steel-related products from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceed directly from its customers and pay for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor and are not responsible for (i) fulfilling the steel-related products delivery, (ii) establishing the selling prices for delivery of the steel-related products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore report revenues and cost of revenues on a net basis. We infrequently engage in trading transactions in which we acts as an agent between the suppliers and the customers. The trading arrangements are such that the suppliers are the primary obligators, we do not have any general inventory risk, physical inventory loss risk or credit risk, and we do not have latitude in establishing price. Sales and cost of goods sold from these trading arrangements are recorded at the net amount retained in accordance with ASC 605-45.

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

One of our most significant estimates had been the determination of fair value of the profit sharing liability. Since the liability is calculated and largely based on management’s expectations of product demand, pricing, raw materials cost and projected manufacturing efficiencies, it is susceptible to material changes when actual results deviate from those expectations. While we believe our current assumptions up through the disposition date of this liability on December 30, 2015 are reasonable and achievable, there is no assurance that those future expectations will be met or that significant adjustments won’t be required in the future.

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the three months ended March 31, 2016 and 2015. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Maoming Hengda is located in Guangdong Province and Tianjin Shuangsi is subject to an income tax rate of 25%.

Recently issued accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2016 due to material weaknesses in our internal control over financial reporting previously identified in our December 31, 2015 Form 10K filing and described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.
•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2016.

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

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting;

•	Hire a full-time individual that possesses the requisite U.S. GAAP experience and education.

•	Revise our internal control over financial reporting procedure on potential acquisition and unusual transactions.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on August 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

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

General Steel Holdings, Inc.

Date: October 23, 2017	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: October 23, 2017	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

