Form 10-Q
period 2016-06-30
GENERAL STEEL HOLDINGS INC
filed 2017-10-23
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Phoenix Place, Shuguangxili

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

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 08, 2017, 16,800,361 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$8	$4
Accounts receivables - related party	13,050	-
Other receivables, net	2	163
Other receivables - related parties	71,970	-
Prepaid expense	-	481
Current assets held for sale	-	1,609
TOTAL CURRENT ASSETS	85,030	2,257

OTHER ASSETS:
Plant and equipment, net	1	-
Investment in unconsolidated entities	14,197	14,886
Other assets held for sale	-	18,618
TOTAL OTHER ASSETS	14,198	33,504

TOTAL ASSETS	$99,228	$35,761

LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term loan - other	$3,600	$3,600
Accounts payable - related parties	11,850	-
Other payables and accrued liabilities	3,099	636
Other payables - related parties	51,161	42,756
Customer deposit	12,642	-
Customer deposit - related parties	14,445	-
Taxes payable	349	14
Current liabilities held for sale	-	31,155
TOTAL CURRENT LIABILITIES	97,146	78,161

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2016 and December 31, 2015	3	3
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 15,594,823 shares and 17,802,357 shares issued, and 15,100,361 shares and 17,307,895 shares outstanding as of June 30, 2016 and December 31, 2015, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	15	18
Treasury stock, at cost, 494,462 shares as of June 30, 2016 and December 31, 2015 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(840)
Paid-in-capital	1,250,594	1,208,667
Statutory reserves	1,107	1,107
Accumulated deficit	(1,250,530)	(1,252,810)
Accumulated other comprehensive income	1,733	2,009
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	2,082	(41,846)

NONCONTROLLING INTERESTS	-	(554)

TOTAL EQUITY (DEFICIENCY)	2,082	(42,400)

TOTAL LIABILITIES AND EQUITY	$99,228	$35,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

REVENUE	23	-	$23	$-

REVENUE - RELATED PARTIES	$342	$-	796	-
TOTAL REVENUE	365	-	819	-

GENERAL AND ADMINISTRATIVE EXPENSES	342	1,084	1,723	2,001

INCOME (LOSS) FROM OPERATIONS	23	(1,084)	(904)	(2,001)

OTHER INCOME (EXPENSE)
Income (loss) from equity investment	(231)	-	(347)	-
Finance/interest expense	-	(1)	(1)	(2)
Gain from disposal of Catalon	-		6,269	-
Other income (expense), net	(231)	(1)	5,921	(2)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(208)	(1,085)	5,017	(2,003)

PROVISION FOR INCOME TAXES	86	-	194	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(294)	(1,085)	4,823	(2,003)

DISCONTINUED OPERATIONS - Note 2(p):
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	(1,033,218)	(2,569)	(1,106,409)

NET INCOME (LOSS)	(294)	(1,034,303)	2,254	(1,108,412)

Less: Net loss attributable to noncontrolling interest from operations disposed	-	(419,276)	(26)	(448,232)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(294)	$(615,027)	$2,280	$(660,180)

NET INCOME (LOSS)	$(294)	$(1,034,303)	$2,254	$(1,108,412)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(208)	(2,274)	(284)	(3,127)

COMPREHENSIVE INCOME (LOSS)	(502)	(1,036,577)	1,970	(1,111,539)

Less: Comprehensive loss attributable to noncontrolling interest	-	(420,128)	(34)	(449,456)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(502)	$(616,449)	$2,004	$(662,083)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	15,100	12,555	16,334	12,477

LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.02)	$(0.09)	$0.30	$(0.16)
Operations disposed	$-	$(48.90)	$(0.17)	$(52.75)

Net income (loss) per share	$(0.02)	$(48.99)	$0.14	$(52.91)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

(In thousands)

	For the six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$2,254	$(1,108,412)
Net loss from operations disposed	2,569	1,106,409
Net Inccome (Loss) from continuing operations	4,823	(2,003)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad Debt Expenses	167	-
Share-based compensation	697	382
Loss from equity investment	347	-
Gain from disposal of Catalon	(6,269)	-
Changes in operating assets and liabilities
Accounts receivable - related party	(13,266)	-
Other receivables	(6)	1,122
Prepaid expense	-	(1,369)
Accounts payables - related party	12,046	-
Other payables and accrued liabilities	2,872	39
Customer deposit	12,852	-
Customer deposit - related parties	14,684	-
Taxes payable	364	-
Net cash used in operating activities from operations to be disposed/ operations disposed	(12)	(266,220)
Net cash provided by (used in) operating activities	29,299	(268,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1)	-
Other receivables - related parties	(29,864)	-
Net cash provided by investing activities from operations to be disposed / operations disposed	-	188,336
Net cash (used in) provided by investing activities	(29,865)	188,336

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	571	20,503
Net cash provided by financing activities from operations to be disposed / operations disposed	-	83,835
Net cash provided by financing activities	571	104,338

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(14)	-

(DECREASE) INCREASE IN CASH	(9)	24,625

CASH, beginning of period	42	11,641

CASH, end of period	33	36,266

Less: cash from operations disposed, end of period	(25)	-

CASH FROM CONTINUING OPERATIONS, end of period	$8	$36,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets at December 31, 2016 and the disposal of its final steel producing operating assets on March 21, 2016, has been its trading business on iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

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

On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture and subsidiaries at disposal date. The disposed entities’ net loss through the disposal date were consolidated and presented as operations disposed for the three and six months ended June 30, 2015 in the unaudited condensed consolidated financial statements. See Note 2(o) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

On March 21, 2016, the Company sold its interest in Maoming Hengda thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information were presented as operation disposed and assets and liabilities held for sales for the six months ended June 30, 2016 and 2015 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Notes 2(a) and 2(o) for details.

Other Business Operations:

The Company established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is holding company of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”).

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some of the operations issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company is expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Therefore the Company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016 the Company has decided to dispose of Catalon, so the result of operations of Catalon was presented as discontinued operations in June 30, 2016 in the consolidated financial statements. See Note 16 –Acquisitions.

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

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of June 30, 2016:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)*	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”),	PRC	100.0%

* Tongyong Shengyuan is a holding company of Tianjin Shuangsi that the Company received 100% equity interest on February 16, 2016.

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

The Company engages in trading of steel related products and the Company’s business is not capital intensive. Debt financing in the form of short term loans, loans from related parties, have utilized to finance the working capital requirements of the Company. The main operating expenses are public Company maintenance costs which CEO Mr. Yu Zuo Sheng fully supports the operation funding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to restructuring, the Company’s working capital deficit has decreased to approximately $12.1 million as of June 30, 2016 from $75.9 million as of December 31, 2015. As of June 30, 2016 current assets are mainly composed of cash, accounts receivables and other receivables. In 2017, the Company has extended the payment terms of its payable to related parties till end of 2020, therefore removing theses related parties payable, working capital is $39.0 million.

Management considers the historical experience, the economy, trends in the industry, the expected collectability of the accounts and other receivables and the realization of the prepayments and determined the Company is expected to realize the remaining balances.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this opinion is based on the market and general economic conditions the Company’s operating results not continuing to deteriorate and the Company shareholders will be able to provide continued liquidity.

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of June 30, 2016 and December 31, 2015, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on June 30, 2016 and December 31, 2015 amounted to $0.008 million and $0.004 million, respectively. As of June 30, 2016 and December 31, 2015, $0.003 million and $0.02 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Three of the Company’s customers, including two related parties, individually accounted for 41.8%, 30.9% and 19.1% of total sales for the six months ended June 30, 2016 respectively and three of the company’s customers individually accounted for 50.6%, 34.8% and 14.7% of total sales for the three months ended June 30, 2016, respectively. One of the Company’s customers from operation disposed individually accounted for 11.6% and 11.2% of total sales for the three and six months ended June 30, 2015 respectively.

One of the Company’s customers, including related parties, accounted for 100% of the total accounts receivable as of June 30, 2016. One of the Company’s customer from operation disposed individually accounted for 96.2% of total accounts receivable, including related parties as of December 31, 2015.

Three of the Company’s suppliers, including related parties, individually accounted for 44.6%, 25.0% and 12.9% of the total purchases for the six months ended June 30. 2016. Three of the Company’s suppliers, including related parties, individually accounted for 45.1%, 23.5% and 23.1% of the total purchases for the three months ended June 30, 2016. One of the company’s supplier individually accounted for 16.6% and 10.5% of the total purchases for the three months and six months ended June 30, 2015, respectively.

Two of the Company’s suppliers, both related parties, individually accounted for 44.3% and 55.7% of total accounts payable as of June 30, 2016 and none of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2015.

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

Translation adjustments included in accumulated other comprehensive income amounted to $1.7 million and $2.0 million as of June 30, 2016 and December 31, 2015, respectively. The balance sheet amounts, with the exception of equity at June 30, 2016 and December 31, 2015 were translated at 6.64 RMB and 6.49 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2016 and 2015 were 6.54 RMB and 6.14 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(j)	Advances on inventory purchase

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

(k)	Inventories

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

On December 28, 2015 General Steel (China) sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of our wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of June 30, 2016, Tongyong Shengyuan’s net investment in the unconsolidated entity was $14.2 million.

Total investment income (loss) in unconsolidated subsidiaries amounted to $0.2 million and $0 for the three months ended June 30, 2016 and 2015, respectively, which was included in “Income (loss) from equity investment” in the condensed consolidated statements of operations and comprehensive loss. Total investment income (loss) in unconsolidated subsidiaries amounted to $0.3 million and $0 for the six months ended June 30, 2016 and 2015, respectively, which was included in “Income (loss) from equity investment” in the condensed consolidated statements of operations and comprehensive loss.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total investment income (loss) in unconsolidated subsidiaries from operations disposed amounted to $0 and $0.003 million for the three months ended June 30, 2016 and 2015, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss. Total investment income (loss) in unconsolidated subsidiaries from operations disposed amounted to $0 and $(3) thousand for the six months ended June 30, 2016 and 2015, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss.

The Company performed significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS

(In thousands)

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
	(Unaudited)
REVENUE	$1,384	$1,447
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	893	995
FINANCE EXPENSES	1,274	1,596
TOTAL EXPENSES	2,167	2,591
OTHER INCOME	60	60
LOSS BEFORE PROVISION FOR INCOME TAXES	(723)	(1,084)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(723)	$(1,084)

(n)	Revenue recognition

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

For the three and six months ended June, 2016, the Company reported gross sales of $52.7 million and $95.9 million, of which $34.4 million and $77.6 million were related party sales. The Company had $52.3 million and $95.1 million in purchases, respectively, of which $52.3 million and $52.7 million were related party purchases .Net revenue was $0.36 and $0.82 million for the three and six months ended June 30, 2016. See details of related party sales and purchases in Note 14.

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

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of Discontinued Operations Classified as Held for Sale in the Consolidated Balance Sheet which include Maoming Hengda’s operations as of December 31, 2105 and Catalon as of June 30, 2106 and December 31, 2015.

	June 30,	December 31,
(In thousands)	2016	2015

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$-	$38
Accounts receivable, net	-	342
Other receivables, net	-	11
Prepaid taxes	-	1,218
Total current assets held for sale	-	1,609

OTHER ASSETS:
Property and equipment, net	-	16,593
Long-term deferred expense	-	2
Intangible assets, net of accumulated amortization	-	2,023
Total other assets held for sale	-	18,618

Total assets of the disposal group classified as held for sale	$-	$20,227

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$-	$6,336
Short term loans - others	-	461
Other payables and accrued liabilities	-	2,551
Other payables - related parties	-	21,807
Total current liabilities held for sale	-	31,155

Total liabilities of the disposal group classified as held for sale	$-	$31,155

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations Disposed Classified as Held for Sale and Disposed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss which include Catalon and Maoming’s operation for the three and six months ended June 30, 2016 and 2015 and Longmen Joint Venture’s operation for the three and six months ended June 30, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended June 30,
Operations Disposed:	2016	2015

SALES	$-	$454,855
SALES - RELATED PARTIES	-	73,926
TOTAL SALES	-	528,781
COST OF GOODS SOLD	-	509,185
COST OF GOODS SOLD - RELATED PARTIES	-	83,865
TOTAL COST OF GOODS SOLD	-	593,050
GROSS LOSS	-	(64,269)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	(22,083)
EXCESS OVERHEAD DURING MAINTENANCE	-	(5,309)
IMPAIRMENT CHARGE	-	(973,860)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	-	57,499
LOSS FROM OPERATIONS	-	(1,008,022)

OTHER INCOME (EXPENSE)
Interest income	-	2,741
Finance/interest expense	-	(29,575)
Loss on disposal of equipment and intangible assets	-	(44)
Income from equity investments	-	34
Foreign currency transaction loss	-	(249)
Lease income	-	545
Other non-operating income, net	-	378
Other expense, net	-	(26,170)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(1,034,192)
PROVISION FOR INCOME TAXES	-	111
NET LOSS FROM OPERATIONS DISPOSED	-	(1,034,303)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	(419,276)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$-	$(615,027)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the six months ended June 30,
Operations Disposed:	2016	2015

SALES	$-	$725,624
SALES - RELATED PARTIES	-	131,321
TOTAL SALES	-	856,945
COST OF GOODS SOLD	-	806,750
COST OF GOODS SOLD - RELATED PARTIES	-	146,611
TOTAL COST OF GOODS SOLD	-	953,361
GROSS LOSS		(96,416)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(949)	(39,438)
EXCESS OVERHEAD DURING MAINTENANCE	-	(24,443)
IMPAIRMENT CHARGE	-	(973,860)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	-	70,423
(LOSS) INCOME FROM OPERATIONS	(949)	(1,063,734)

OTHER INCOME (EXPENSE)
Interest income	-	5,072
Finance/interest expense	(414)	(50,145)
Loss on disposal of equipment and intangible assets	-	(28)
Loss from equity investments	-	(3)
Foreign currency transaction loss	-	(1,122)
Lease income	-	1,088
Other non-operating income, net	(1,206)	601
Other income (expense), net	(1,620)	(44,537)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(2,569)	(1,108,271)
PROVISION FOR INCOME TAXES	-	141
NET LOSS FROM OPERATIONS DISPOSED	(2,569)	(1,108,412)
Less: Net loss attributable to noncontrolling interest from operations disposed	(26)	(448,232)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(2,543)	$(660,180)

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maoming Hengda

On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company has 32% equity interest in, a related party. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for the total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital. The net deficiency of Maoming Hengda as of March 21, 2016 is as follows:

(In thousands)	March 21, 2016

CURRENT ASSETS:
Cash	$2
Accounts receivable, net	344
Other receivables, net	15
Prepaid taxes	-
Total current	361

OTHER ASSETS:
Property and equipment, net	16,321
Long-term deferred expense	2
Intangible assets, net of accumulated amortization	2,023
Total other assets	18,346

Total assets	$18,707

CURRENT LIABILITIES:
Accounts payable	6,377
Short term loans - other	464
Other payables and accrued liabilities	3,033
Other payables - related parties	430
Other payables - intercompany	30,650
Total current liabilities	40,954

NON-CONTROLLING INTEREST	(16)

Total net deficiency	(22,231)
Net consideration	(23,507)
Currency translation adjustment	(81)
Total addition to paid-in capital	$(45,657)

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

Certain prior periods have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

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

As of both June 30, 2016 and December 31, 2015, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company’s income tax returns filed for December 31, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

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

(w)	Recently issued accounting pronouncements

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

Note 3 – Accounts receivable (including related party), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Accounts receivable	$-	$342
Accounts receivable – related party	13,050
Less: allowance for doubtful accounts	-	-
Net accounts receivable	13,050	342
Less: accounts receivables – held for sale	-	(342)
Net accounts receivables – continuing operations	$13,050	$-

Movement of allowance for doubtful accounts is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$609
Charge to expense	-	201
Less: recovery	-
Deconsolidation	-	(769)
Exchange rate effect	-	(41)
Ending balance	$-	$-

Note 4– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Other receivables	$169	$174
Other receivables – related party	71,970	-
Less: allowance for doubtful accounts	(167)	-
Net other receivables	71,972	174
Less: other receivables – held for sale	-	(11)
Net other receivables – continuing operations	$71,972	$163

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts, including related parties, is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$10,262
Charge to expense	167	5,007
Less: recovery	-	(5)
Less: deconsolidation	-	(15,119)
Exchange rate effect	-	(145)
Ending balance	167	-
Less: balance – held for sale	-	-
Ending balance – continuing operations	$167	$-

Note 5 – Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Finished goods	-	-
Less: allowance for inventory valuation	-	-
Inventories	$-	$-

The cost of finished goods includes direct inventory purchase costs and indirect costs. Shipping and handling costs for purchasing are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a first-in, first-out method, or net realizable value.

Movement of allowance for inventory valuation is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$18,375
Addition	-	22,192
Less: write-off	-	(18,115)
Less: inventory disposed of - Note 2(o)	-	(22,192)
Exchange rate effect	-	(260)
Ending balance	$-	$-

Note 6– Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Advances on inventory purchases	$-	$439
Advances on inventory purchases – related party	-	-
Less: allowance for doubtful accounts	-	(439)
Net advances on inventory purchases	$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Movement of allowance for doubtful accounts, including related parties, is as follows:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$2,501
Charge to expense	-	-
Less recovery	-	(462)
Less deconsolidation	-	(1,927)
Exchange rate effect	-	327
Ending balance	$-	$439

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Buildings and improvements	$-	$21,895
Machinery	-	9,344
Machinery under capital lease	-	262
Transportation and other equipment	7	-
Subtotal	7	31,501
Less: accumulated depreciation	(6)	(14,908)
Plant and equipment, net – held for sale	$1	$16,593
Less: plant and equipment, net – held for sale	-	(16,593)
Net plant and equipment, net – continuing operations	$1	$-

Depreciation expense for the three months ended June 30, 2016 amounted to $0. Depreciation expense from operations disposed for the three months ended June 30, 2015 amounted to $31.3 million. These amounts include depreciation of assets held under capital leases for the three months ended June 30, 2015, which amounted to $7.8 million.

Depreciation expense for the six months ended June 30, 2016 amounted to $0.001 million. Depreciation expense from operations disposed for the six months ended June 30, 2015 amounted to $56.2 million. These amounts include depreciation of assets held under capital leases for the six months ended June 30, 2015, which amounted to $15.9 million.

Note 8 – Intangible assets, net – held for sale

Intangible assets consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Land use rights	$-	$2,558
Mining right	-	-
Software	-	10
Subtotal	-	2,568
Less:
Accumulated amortization – land use rights	-	(535)
Accumulated amortization – mining right	-	-
Accumulated amortization – software	-	(10)
Subtotal	-	(545)
Intangible assets, net – held for sale	$-	$2,023

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The gross amount of the intangible assets amounted to $0 and $2.6 million as of June 30, 2016 and December 31, 2015, respectively.

Total amortization expense from operations disposed for both of the three months ended June 30, 2016 and 2015 amounted to $0 million and $0.2 million, respectively.

Total amortization expense from operations disposed for both of the six months ended June 30, 2016 and 2015 amounted to $0 and $0.4 million, respectively.

Total depletion expense from operations disposed for the three months ended June 30, 2016 and 2015 amounted to $0 million and $0.04 million, respectively.

Total depletion expense from operations disposed for the six months ended June 30, 2016 and 2015 amounted to $0 million and $0.08 million, respectively.

Note 9 – Debt

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans is due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Short-term Loan - other

	June 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Maoming Hengda: Loans from one unrelated parties and one related party, due on demand, none interest bearing.	$-	$461
General Steel Investment Co., Ltd.: Loan from one unrelated parties, due to demand, the interest rate was 5% per annum as of June 30, 2016.	3,600	3,600
Total short-term loans – others	3,600	4,061
Less: short-term loans – others – held for sale	-	(461)
Short-term loans – others – continuing operations	$3,600	$3,600

All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management up through the disposition of Longmen Joint Venture on December 30, 2015, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture would sell rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng would purchase back the rebar from the third party companies at a price of 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture would be paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng would be given a credit for a period of several months to one year from the third party companies. There was no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.6% to 12.0% was determined by reference to the bank loan interest rates at the time when the contracts were entered into, plus an estimated premium based on the financing sale amount, which represented the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions were eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods were treated as financing costs included in the unaudited condensed consolidated financial statements.

Longmen Joint Venture’s total financing sales for the three months ended June 30, 2016 and 2015 amounted to $0 million and $107.1 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended June 30, 2016 and 2015 amounted to $0 million and $0.6 million, respectively, and classified in net loss from operation disposed included in the unaudited condensed consolidated statements of operations.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Longmen Joint Venture’s total financing sales for the six months ended June 30, 2016 and 2015 amounted to $0 million and $225.8 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the six months ended June 30, 2016 and 2015 amounted to $0 million and $1.3 million, respectively, and classified in net loss from operation disposed in the consolidated statements of operations.

Total interest expense, net of capitalized interest, from operations disposed amounted to $0 million and $16.1 million for the three months ended June 30, 2016 and 2015.

Total interest expense, net of capitalized interest, from operations disposed amounted to $0 million and $23.5 million for the six months ended June 30, 2016 and 2015.

Note 10 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $0 and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.

The Company paid income tax amounted to $0 and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, the Company increased additional paid-in capital of $45.6 million result from gain on sale of subsidiary to a related party. As of June 30, 2016, the unpaid receivable resulted from this transaction amounted to $23.1 million.

During the six months ended June 30, 2016, the Company incurred $0.1 million share-based compensation expense to prepay for future services.

During the six months ended June 30, 2016, the Company incurred $0.4 million share-based compensation expense to pay off its accrued liabilities.

The Company offset $10.6 million of other receivable – related parties with other payable – related parties for the six months ended June 30, 2016.

During the six months ended June, 2016, the Company incurred $0.04 million share-based compensation expense for consulting services.

During the six months ended June 30, 2015, the Company converted $0.3 million of equipment into inventory productions.

During the six months ended June 30, 2015, the Company consumed $1.2 million inventory in plant and equipment constructions.

During the six months ended June 30, 2015, the Company incurred $5.5 million of accounts payable to be paid for the purchase of equipment and construction in progress.

The Company had $0.7 million of notes receivable from financing sales loans to be converted to cash as of June 30, 2015.

The Company reclassified $7.4 million of purchase deposits - related parties that carried interest to loan receivable - related parties as of June 30, 2015.

The Company offset $92.9 million of customer deposits – related parties with loan receivables – related parties for the six months ended June 30, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 - Capital lease obligations – operations disposed

Iron and steel production facilities

On April 29, 2011, Longmen Joint Venture entered into a Unified Management Agreement with Shaanxi Steel and Shaanxi Coal under which Longmen Joint Venture used new iron and steel making facilities including one sintering machine, two converters, two blast furnaces and other auxiliary systems constructed by Shaanxi Steel. As the 20-year term of the agreement exceeded 75% of the assets’ useful lives, this arrangement was accounted for as a capital lease. The ongoing lease payments were comprised of two elements: (1) a monthly payment based on Shaanxi Steel’s cost to construct the assets of $2.3 million (RMB 14.6 million) to be paid over the term of the Unified Management Agreement of 20 years and (2) 40% of any remaining pre-tax profits from the Asset Pool which includes Longmen Joint Venture and the newly constructed iron and steel making facilities. In February 2014, Shaanxi Steel agreed that it will not demand capital lease payment from Longmen Joint Venture until February 2017. For purposes of determining the value of the leased asset and obligation at the inception of the lease, the lease liability was then reduced by the value of the profit sharing component, which was recognized as a derivative liability, which was carried at fair value. See Note 12 – “Profit sharing liability – operations disposed”.

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

Interest expense for the three months ended June 30, 2016 and 2015 on the capital lease obligations from operations disposed was $0 million and $5.2 million, respectively.

Interest expense for the six months ended June 30, 2016 and 2015 on the capital lease obligations from operations disposed was $0 million and $10.4 million, respectively.

Note 12– Profit sharing liability – operations disposed

The profit sharing liability component of the capital lease obligation was recognized initially at its estimated fair value at the lease commencement date and included in the initial measurement and recognition of the capital lease, in addition to the fixed payment component of the minimum lease payments. The profit sharing liability was accounted for separately from the fixed portion of the capital lease obligation (see Note 11 - “Capital lease obligation – operations disposed”) and was accounted for as a derivative instrument in accordance with ASC 815-10-15-83. The estimated fair value of the profit sharing liability was reassessed at the end of each reporting period, with any change in fair value charged or credited to income as “Change in Fair Value of Profit Sharing Liability”. As of December 30, 2015, date of disposal of GS China, the profit sharing liability was reduced to $0. See Note 2(g) – “Financial instruments” for details.

Payments to Shaanxi Steel for the profit sharing liability are not required until net cumulative profits are achieved. Based on the performance of the Asset Pool, no profit sharing payment was made from inception through ultimate disposition in December 30, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months and the six months ended June 30, 2016 and 2015 are as follows:

(In thousands)	The three months ended June 30, 2016	The three months ended June 30, 2015
Current	$86	$-
Total provision for income taxes	$86	$-

(In thousands)	The six months ended June 30, 2016	The six months ended June 30, 2015
Current	$194	$-
Total provision for income taxes	$194	$-

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. However, these balance were all disposed after the disposed operations in Longman Joint Venture on December 30, 2015 and after the disposed operations in Maoming Hengda on March 21, 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of June 30, 2016 and December 31, 2015 was $0 million and $4.1 million, respectively.

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2016. The net operating loss carry forwards for United States income taxes amounted to $7.75 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2016 was $2.7 million. The net change in the valuation allowance for the six months ended June 30, 2016 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of June 30, 2016. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue to related parties for the three months and six months ended June 30, 2016 and 2015.

Name of related parties	Relationship	For the three months ended June 30, 2016	For the three months ended June 30, 2015
		(in thousands)	(in thousands)
Long Steel Group*	Noncontrolling shareholder of Longmen Joint Venture	$-	$38,260
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	18,822
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	860
Shaanxi Steel	Majority shareholder of Long Steel Group	-	238
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	15,746
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	25	-
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	169	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	148
Total		$342	$73,926
Less: Sales to related parties from operations disposed		-	(73,926)
Sales–related parties – continuing operations		$342	$-

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Henry Yu.

Name of related parties	Relationship	For the six months ended June 30, 2016	For the six months ended June 30, 2015
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$49,530
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	28,400
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	16,858
Shaanxi Steel	Majority shareholder of Long Steel Group	-	719
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	35,814
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	45	-
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	277	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	326	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	148	-
Total		$796	$131,321
Less: Sales to related parties from operations disposed		-	(131,321)
Sales–related parties – continuing operations		$796	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and 104.0 million for the three months ended June 30, 2016 and 2015, respectively.

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and 195.0 million for the six months ended June 30, 2016 and 2015, respectively.

b. The following charts summarize purchases from related parties for the three months and six months ended June 30, 2016 and 2015.

Name of related parties	Relationship	For the three months ended June 30, 2016		For the three months ended June 30, 2015
		(in thousands)		(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-		$176,807
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		8,919
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		2
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	12,044	*	6,283
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-		8,140
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-		1,146
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-		37,472
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	-		14,794
Tianjin General Quigang Pipe co., Ltd	Partially owned by CEO through indirect shareholding	-		5,198
Others	Entities either owned or have significant influence by our affiliates or management	-		380
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	12,282	*	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,404	*	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	23,618	*	-
Total		$52,348		$259,141
Less Purchases from related parties from operations disposed		-		(259,141)
Purchases–relatedparties–continuing operations		$52,348		$-

* For the three months ended June 30, 2016, purchases were netted with revenue.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	For the six months ended June 30, 2016		For the six months ended June 30, 2015
		(in thousands)		(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-		$182,800
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		57,066
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		1,074
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	12,044	*	6,283
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-		14,100
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-		2,651
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-		73,646
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	-		14,794
Tianjin General Quigang Pipe co., Ltd	Partially owned by CEO through indirect shareholding	-		8,485
Others	Entities either owned or have significant influence by our affiliates or management	-		711
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	12,282	*	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	4,611	*	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	23,740	*	-
Total		$52,677		$361,610
Less Purchases from related parties from operations disposed		-		(361,610)
Purchases–related parties–continuing operations		$52,677		$-

* For the six months ended June 30, 2016, purchases were netted with revenue.

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

Related party balances

a.	Accounts receivable – related party:

Name of related parties	Relationship	June 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$13,050	$-
Total		$13,050	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	June 30, 2016		December 31, 2015
		(in thousands)		(in thousands)
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	$23,138	*	$-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	$29,378		$-
Maoming Hengda	Wholly owned by Tianwu Tongyong	19,454	*	-
Total		71,970		-
Less: long term other receivable – related party				-
Other receivable – related party		$71,970		$-

* The Company is expected to collect the balance by June 2017.

c.	Accounts payable – related party:

Name of related parties	Relationship	June 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	$5,251	$-
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$6,599	$-
Total		$11,850	$-

d.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$31	$28
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	48	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	483
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	-	1,405
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	38,987
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	50,562	23,660

Zuosheng Yu	CEO	520	-
Total		51,161	64,563
Less: other payables – related parties - held for sale		-	(21,807)
Other payables – related parties – continuing operations		$51,161	$42,756

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

f.	Customer deposit – related parties:

Name of related parties	Relationship	June 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$14,445	$-
Total		$14,445	$-

g.	Deferred lease income – operation disposed

For the three months ended June 30, 2016 and 2015, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $0 million and $0.5 million, respectively.

For the six months ended June 30, 2016 and 2015, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $0 million and $1.1 million, respectively.

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

2016 Equity Transactions

On December 17 and 18, 2015, the Company entered into one year service contracts for investor relation consulting services. 60,000 shares were valued at $0.90 and 60,000 shares were valued at $0.91, respectively, based on the closing price of the ordinary shares on issuance date.

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

Following the acquisition, the Company became aware of some of the operations issues related to Catalon. It was determined that such issues impacted the ability to operate the business and obtain any value for the related intangibles might have affected the operations of Catalon, which the Company is expected to cancel the shares that we have issued to the 84.5% original owners of Catalon in accordance with the term of the agreement. Thus, the Company does not expect Catalon to be able to produce any products or generate sales in the future. Accordingly, the Company considered its assets’ carrying amounts may not be recoverable and took an impartment charge of $12.2 million for the year ended December 31, 2015. The Company disposed of Catalon in March 2016, see details in note 2 (o).

Tianjin Shuangsi Acquisition

On February 16, 2016, the Company received 100% equity interest for a consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive office of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products, which the Company would continue on its trading business after the disposition of General Steel (China) and Maoming Hengda.

Note 17 – Retirement plan - operations disposed

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the highest of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended June 30, 2016 and 2015 amounted to $0 million and $3.2 million, respectively. Total pension expense incurred by the Company for the six months ended June 30, 2016 and 2015 amounted to $0 and $6.0 million, respectively, which were included in the net loss from operation disposed.

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

The Company had two business segments, one consisting of Tianjin Shuangsi and one consisting of Maoming Hengda for the three months ended March 31, 2016. The Company had one business segment consisting of Tianjin Shuangsi for the three and six months ended June 30, 2016. The Group had two business segments, one consisting of General Shengyuan and one consisting of three different divisions including Longmen Joint Venture, Maoming Hengda and General Steel (China) for the six months ended June 30, 2015. These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level.

The following represents results of division operations for the three months ended June 30, 2016 and 2015:

(In thousands)
Sales:	2016	2015
Longmen Joint Venture – operation disposed	$-	$528,778
Maoming Hengda – operation disposed	-	3
Tianjin Shuangsi	365	-
Total sales	365	528,781
Interdivision sales	-	-
Consolidated sales	365	528,781
Less: operations disposed	-	528,781
Total from continuing operation	$365	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross profit (loss):	2016	2015
Longmen Joint Venture – operation disposed	$-	$(64,220)
Maaoming Hengda-operation disposed	-	(49)
Tianjin Shuangsi	365	-
Total gross loss	365	(64,269)
Interdivision gross profit	-	-
Consolidated gross (loss) profit	365	(64,269)
Less: operations disposed	-	64,269
Total from continuing operation	$365	$-

Income (loss) from operations:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(1,005,820)
Maoming Hengda – operation disposed	-	(270)
Tianjin Shuangsi	30	-
General Steel (China) – operation disposed	-	(849)
Catalon – operation to be disposed	-	-
Total income (loss) from operations	30	(1,006,939)
Reconciling item (1)	(324)	(1,083)
Consolidated income (loss) from operations	(294)	(1,008,022)
Less: operation disposed	-	(1,006,939)
Total from continuing operation	$(294)	$(1,083)

Net income (loss) attributable to General Steel Holdings, Inc.:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(613,117)
Maoming Hengda – operation disposed	-	(255)
Tianjin Shuangsi	30	-
General Steel (China) – operation disposed	-	(572)
Total net loss attributable to General Steel Holdings, Inc.	30	(613,944)
Reconciling item (1)	(324)	(1,083)
Consolidated net loss attributable to General Steel Holdings, Inc.	(294)	(615,027)
Less: operations disposed	-	(613,944)
Total from continuing operation	$(294)	$(1,083)

Depreciation, amortization and depletion:	2016	2015
Longmen Joint Venture – operation disposed	$-	$30,458
Maoming Hengda – operation disposed	-	304
General Steel (China) – operation disposed	-	670
Consolidated depreciation, amortization and depletion	-	31,432
Less: operations disposed	-	31,432
Total from continuing operation	$-	-

Finance/interest expenses:	2016	2015
Longmen Joint Venture – operation disposed	$-	$28,656
General Steel (China)– operation disposed	-	918
Reconciling item (1)	-	1
Consolidated interest expenses	-	29,575
Less: operations to be disposed	-	(1)
Less: operations disposed	-	29,574
Total from continuing operation	$-	$2

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital expenditures:	2016	2015
Longmen Joint Venture – operation disposed	$-	$8,583
Maoming Hengda – operation disposed	-	1
General Steel (China) – operation disposed	-	1
Consolidated capital expenditures	-	8,585
Less: operations disposed	-	8,585
Total from continuing operation	$-	$-

The following represents results of division operations for the six months ended June 30, 2016 and 2015:

(In thousands)
Sales:	2016	2015
Longmen Joint Venture – operation disposed	$-	$856,936
Maoming Hengda – operation disposed	-	9
Tianjin Shuangsi	819	-
Catalon – operation to be disposed	-	-
Consolidated sales	819	856,945
Less: operations disposed	-	856,945
Total from continuing operation	$819	$-

Gross profit (loss):	2016	2015
Longmen Joint Venture – operation disposed	$-	$(96,367)
Maaoming Hengda-operation disposed	-	(49)
Tianjin Shuangsi	819	-
Consolidated gross (loss) profit	819	(96,416)
Less: operations disposed	-	(96,416)
Total from continuing operation	$819	$-

Income (loss) from operations:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(1,059,318)
Maoming Hengda – operation disposed	(2,569)	(831)
Tianjin Shuangsi	237	-
General Steel (China) – operation disposed	-	(1,583)
Catalon – operation to be disposed	-	-
Total loss from operations	(2,332)	(1,061,732)
Reconciling item (1)	4,586	(2,002)
Consolidated (loss) income from operations	2,254	(1,063,734)
Less: operation disposed	(2,569)	(1,061,731)
Total from continuing operation	$4,823	$(2,003)

Net income (loss) attributable to General Steel Holdings, Inc.:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(655,522)
Maoming Hengda – operation disposed	(2,543)	(921)
Tianjin Shuangsi	237	-
General Steel (China) – operation disposed	-	(1,735)
Catalon – operation to be disposed	-	-
Total net loss attributable to General Steel Holdings, Inc.	(2,306)	(658,178)
Reconciling item (1)	4,586	(2,002)
Consolidated net loss attributable to General Steel Holdings, Inc.	2,280	(660,180)
Less: operations disposed	(2,543)	(658,178)
Total from continuing operation	$4,823	$(2,002)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation, amortization and depletion:	2016	2015
Longmen Joint Venture – operation disposed	$-	$54,644
Maoming Hengda – operation disposed	-	614
Tianjin Shuangsi	1	-
General Steel (China) – operation disposed	-	1,338
Consolidated depreciation, amortization and depletion	1	56,596
Less: operations disposed	-	56,596
Total from continuing operation	$1	-

Finance/interest expenses:	2016	2015
Longmen Joint Venture – operation disposed	$-	$47,804
General Steel (China)– operation disposed	-	2,339
Reconciling item (1)	1	2
Consolidated interest expenses	1	50,145
Less: operations disposed	-	50,143
Total from continuing operation	$1	$2

Capital expenditures:	2016	2015
Longmen Joint Venture – operation disposed	$-	$39,208
Maoming Hengda – operation disposed	-	297
Tianjin Shuangsi	2	-
General Steel (China) – operation disposed	-	669
Consolidated capital expenditures	2	40,174
Less: operations disposed	-	40,174
Total from continuing operation	$2	$-

Total Assets as of:	June 30, 2016	December 31, 2015
Maoming Hengda – operation disposed	$-	$20,202
Catalon – operation to be disposed	-	24
Tianjin Shuangsi	99,222	-
Reconciling item (2)	6	15,535
Total assets	99,228	35,761
Total assets held for sale	-	(20,227)
Total assets from continuing operations	$99,228	$15,534

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong Shengyuan for the three and six months ended June 30, 2016 and 2015, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong as of June 30, 2016 and December 31, 2015, which are non-operating entities.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 – Subsequent event

On August 10, 2016, the Company has signed two offset agreements with Tianwu Tongyuan and two of its debtors, GS China and Qiu Steel, to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $1.10 per share. As of today, the Company did not issue any shares to Oriental Ace Limited.

On September 30, 2016, the Company completed a private placement through the issuance of 1,500,000 shares of the Company’s common stock at $1.00 per shares and raised capital of RMB 10.0 million (approximately $1.5 million). These shares have not been issued as the date of the filing.

The Company extended the due date of its other payable to related parties till December, 2020. These agreements were executed in July 2017.

On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company has 32% equity interest in, a related party. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for the total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement.

In March 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

The Company amended the article of incorporation on October 14, 2016 to increase the authorized shares of Common Stock from 40,000,000 shares to 200,000,000 shares with the same par value of $0.001 per share.

On August 19, 2016, the Company signed a debt cancellation agreement with GS China, a related party, in conversion of the other payables – related party of approximately $21.6 million into 100,000 shares of Common Stock at $1.10 per share and 19,565,758 shares of Series B Preferred Stock at $1.10 per share, which Series B Stock. This agreement was subsequently cancelled and the board approved the cancellation in September 2017.

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

OVERVIEW

On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized our management to pursue the potential sale of all our ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure our steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned. As a result, General Steel (China) Co., Ltd. which included Longmen Joint Venture and subsidiaries’ financial information was presented as operation disposed and also Maoming Hengda’s financial information was presented as operations disposed for the six months ended June 30, 2016 and 2015 in the consolidated financial statements.

Our remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd, (“Tianjin Shuangsi”) a trading company in which we received 100% equity interest on February 16, 2016. Tianjin Shuangsi primarily continues in our trading business which trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

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

RESULTS OF OPERATIONS

Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, the Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company received 100% equity interest on February 16, 2016 for a consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

Statements of Operations for the three months ended June 30, 2016 and 2015:

(In thousands except share data)	2016	2015	Change	Percentage Change

Revenue	23	-	23	100.0%
Revenue – Related Parties	342	-	$342	100.0%
Total Revenue	365	-	$365	100.0%
Selling, General and Administrative Expenses	(342)	(1,084)	$(741)	(68.4)%
Income (Loss) from Operations	23	(1,084)	$1,106	(102.0)%
Other (Expense) Income, net	(231)	(1)	$(230)	23,000.0%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	(208)	(1,085)	$876	(80.7)%
Provision for Income Taxes	86	-	$86	100.0%
Loss from Continuing Operations	(294)	(1,085)	$790	(72.8)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(1,033,218)	$1,033,218	(100.0)%
Net Loss	(294)	(1,034,303)	$1,034,008	(100.0)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	(419,276)	$419,276	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$(294)	$(615,027)	$614,732	(100.0)%
Net Income (Loss)	$(294)	$(1,034,303)	$1,034,008	(100.0)%
Foreign Currency Translation Adjustments	(208)	(2,274)	$1,592	(70.0)%
Comprehensive Income (Loss)	(502)	(1,036,577)	$1,036,074	(100.0)%
Less Comprehensive Loss Attributable to noncontrolling interest	-	(420,128)	$420,128	(100.0)%
Comprehensive Loss Attributable to General Steel Holding, Inc.	$(502)	$(616,449)	$615,946	(99.9)%
Weighted Average Number of Shares	15,100	12,555	2,545	20.3%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.02)	$(0.09)	$0.07	(77.4)%
Operations disposed	0.00	(48.90)	$48.90	(100.0)%
Net Loss per share	$(0.02)	$(48.99)	$48.97	(100.0)%

Statements of Operations for the six months ended June 30, 2016 and 2015:

(In thousands except share data)	2016	2015	Change	Percentage Change

Revenue	23		23	100.0%
Revenue – Related Parties	796	-	796	100.0%
Total Revenue	819	-	819	100.0%
Selling, General and Administrative Expenses	(1,723)	(2,001)	(277)	(13.8)%
Loss from Operations	(904)	(2,001)	1,096	(54.8)%
Other Expense, net	5,921	(2)	5,923	(296150.0)%
Loss Before Provision for Income Taxes and Noncontrolling Interest	5,017	(2,003)	7,019	(350.4)%
Provision for Income Taxes	194	-	194	100.0%
Income (Loss) from Continuing Operations	4,823	(2,003)	6,825	(340.7)%
Net Loss from Operations Disposed, Net of Income Taxes	(2,569)	(1,106,409)	1,103,840	(99.8)%
Net Income (Loss)	2,254	(1,108,412)	1,100,665	(100.2)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	(26)	(448,232)	448,206	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$2,280	$(660,180)	$662,459	(100.3)%
Net Loss	$2,254	$(1,108,412)	$1,110,665	(100.2)%
Foreign Currency Translation Adjustments	(284)	(3,127)	2,843	(90.9)%
Comprehensive Income ( Loss)	1,970	(1,111,539)	1,113,508	(100.2)%
Less Comprehensive Income (Loss) Attributable to General Steel Holdings, Inc.	(34)	(449,456)	449,448	(100)%
Comprehensive Income (Loss) Attributable to General Steel Holding, Inc.	$2,004	$(662,083)	$664,060	(100.3)%
Weighted Average Number of Shares	16,334	12,477	3,857	(30.9)%
Loss Per Share – Basic and Diluted
Continuing Operations	$0.30	$(0.16)	$0.46	(284.5)%
Operations disposed	(0.17)	(52.75)	52.58	(99.7)%
Net Income (Loss) per share	$0.14	$(52.91)	$53.05	(100.3)%

Revenue, Cost of goods sold and gross profit

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	June 30, 2016	June 30, 2015	Change %

Revenue	23	-	100.0%
Revenue – Related Parties	342	-	100.0%
Total Revenue	365	-	100.0%

Revenue, Cost of goods Sold and Gross Profit for the three months ended June 30, 2016 increased by 100% compared to the same period in 2015. Those increases were due to trading iron ore, nickel-iron-manganese alloys, and other steel-related products starting in the first quarter of 2016 from our acquisition of 100% equity in Tianjin Shuangsi. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, there was no revenue generated during the three months ended March 31, 2015.

The Company is not the primary obligor in these trading transactions therefore revenue is reported net of purchases. For the three months ended June 30, 2016, the Company reported gross sales of $52.7 million, all of which $34.4 million was related party sales and the Company had $52.3 million in related party purchases resulting in net revenue of $0.02 million in revenue and $0.34 million in related parties revenue.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	June 30, 2016	June 30, 2015	Change %

Revenue	23	-	100.0%
Revenue – Related Parties	796	-	100.0%
Total Revenue	819	-	100.0%

Revenue, Cost of goods Sold and Gross Profit for the six months ended June 30, 2016 increased by 100% compared to the same period in 2015. Those increases were due to trading iron ore, nickel-iron-manganese alloys, and other steel-related products starting in the first quarter of 2016 from our Tianjin Shuangsi.

The Company is not the primary obligor in these trading transactions therefore revenue is reported net of purchases. For the six months ended June 30, 2016, the Company reported gross sales of $95.9 million, of which $77.6 million was related party sales and the Company had $95.1 million in purchases, of which $52.7 million were related party purchases resulting in net revenue of $0.02 million and $0.8 million for related party revenue.

General and Administrative Expenses (“G&A”)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	June 30, 2016	June 30, 2015	Change %

General and administrative expenses	$(343)	$(1,084)	(64.8)%

G&A expenses decrease by 64.8% to $(0.3) million for the three months ended June 30, 2016, compared to $(1.1) million for the same period in 2015. The decrease was mainly due to the decrease in professional expenses in related to our listing expenses as a public company as well as the decrease in corporate office expenses. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, the Company’s professional expenses in relation to the accounting and auditing of these entities were also be reduced accordingly. In addition, we were downsizing our corporate office in Beijing, as a result, our rental expense, salary expenses, office expense and travel expenses also reduced significantly.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	June 30, 2016	June 30, 2015	Change %

General and administrative expenses	$(1,724)	$(2,001)	(13.8)%

G&A expenses decrease by 13.8 % to $(1.72) million for the six months ended June 30, 2016, compared to $(2.0) million for the same period in 2015. The decrease was mainly due to the decrease in corporate office expenses. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively. We were downsizing our corporate office in Beijing, as a result our rental expense, salary expenses, office expense and travel expenses reduced significantly.

Income (Loss) from Operations

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Income (Loss) from operations	$22	$(1,084)	(102.0)%

Income from operations for the three months ended June 30, 2016 was $0.022 million as compared to a loss of $(1.1) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease in G&A expenses and the increase revenue as discussed above.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Loss from operations	$(905)	$(2,001)	(54.8)%

Loss from operations for the six months ended June 30, 2016 was $(0.9) million as compared to a loss of $(2.0) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease in G&A expenses and the increase revenue as discussed above.

Other Income (Expense)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Income (Loss) from equity investment	$(231)	$-	100.0%
Finance/interest expense	-	(1)	-%
Total other (expense) income, net	$(231)	$(1)	23000.0%

Total other income (expense), net, for the three months ended June 30, 2016 was $(0.2) million, a 100% increase compared to $0.001 million for the same period in 2015. The increase was mainly a result of the $0.2 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Loss from equity investment	$(347)	$-	(100.0)%
Finance/interest expense	(1)	(2)	(50.0)%
Gain from disposal of Catalon	6,269	-	100%
Total other (expense) income, net	$5,921	$(2)	(296150.0)%

Total other (expense), net, for the six months ended June 30, 2016 was $5.9 million, compared to $0.002 million other expense for the same period in 2015. The increase was mainly due to a $6.27 million gain from disposal of Catalon offset with $0.3 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd.

On March 31, 2016, the Company decided to dispose of Catalon. The net efficiency of Catalon at the time of disposal was $1.93 million, the cancellation of shares that were issued and valued at $4.3 million resulted in a gain of $6.27 million.

Income Taxes

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Provision for income taxes	$86	$-	100%

For the three months ended June 30, 2016, we had a total tax provision from our profitable subsidiary, Tianjin Shuangsi of $0.1 million, compared to $0 tax provision for the same period in 2015. No deferred income tax benefit was recorded for the three months ended June 30, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Provision for income taxes	$194	$-	100%

For the six months ended June 30, 2016, we had a total tax provision from our profitable subsidiary, Tianjin Shuangsi of $0.2 million, compared to $0 tax provision for the same period in 2015. No deferred income tax benefit was recorded for the three months ended June 30, 2016 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Net Loss from Continuing Operations

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Net loss from continuing operations	$(295)	$(1,085)	(72.8)%

Net loss from continuing operations for the three months ended June 30, 2016 was $0.3 million as compared to a loss of approximately $(1.1) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease of of G&A expenses and the increase revenue as discussed above.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Net income (loss) from continuing operations	$4,822	$(2,003)	(340.7)%

Net income from continuing operations for the six months ended June 30, 2016 was $4.8 million as compared to a loss of approximately $(2.0) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease of G&A expenses, the increase revenue and the gain from disposal of Catalon as discussed above.

Net Loss from Operations Disposed

Three months ended June 30, 2016 compared with three months ended June30, 2015

(in thousands)

	2016	2015	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(1,033,218)	(100.0)%

Net loss from operations disposed for the three months ended June 30, 2016 was approximately $0 as compared to a loss of approximately $(1.0) billion for the same period in 2015. The loss from our Longmen Joint Venture and Maoming Hengda disposed operations was a result of disposing its rebar business. We did not have such loss since Longmen Joint Venture operation was disposed in December 2015 and Maoming Hendga operations in March 2016. Net loss from Maoming Hengda operation was approximately $0 and $(0.3) million for the three months ended June 30, 2016 and 2015, respectively.

Six months ended June 30, 2016 compared with six months ended June30, 2015

(in thousands)

	2016	2015	Change %

Net loss from operations disposed, net of applicable income taxes	$(2,569)	$(1,106,409)	(99.8)%

Net loss from operations disposed for the six months ended June 30, 2016 was approximately $(2.6) million as compared to a loss of approximately $(1.1) billion for the same period in 2015. The loss from our Longmen Joint Venture and Maoming Hengda disposed operations was a result of disposing its rebar business as opposed to the disposed operations from Maoming Hengda for the current period. Net loss from Maoming Hengda operation was approximately $(2.6) million and $(0.8) million for the six months ended June 30, 2016 and 2015, respectively.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2016 compared with three months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Net loss	$(295)	$(1,034,303)	(100.0)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	(419,276)	(100.0)%
Net loss attributable to General Steel Holdings, Inc.	$(295)	$(615,027)	(100.0)%

Net loss attributable to us for the three months ended June 30, 2016 was $0.3 million as compared to $615.0 million net loss for the same period in 2015. The decrease in net loss attributable to us for the three months ended June 30, 2016 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015 and a result of the loss from our Maoming Hengda operations, which we disposed of on March 21, 2016.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

(in thousands)

	2016	2015	Change %

Net income (loss)	$2,253	$(1,108,412)	(100.2)%
Less: Net loss attributable to the noncontrolling interest from operations to be disposed	-	-	0%
Less: Net loss attributable to the noncontrolling interest from operations disposed	(26)	(448,232)	(100)%
Net income (loss) attributable to General Steel Holdings, Inc.	$2,279	$(660,180)	(100.3)%

Net income attributable to us for the six months ended June 30, 2016 was $2.3 million as compared to $(660.1) million for the same period in 2015. The decrease in net loss attributable to us for the six months ended June 30, 2015 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015 and a result of the loss from our Maoming Hengda operations, which we disposed of on March 21, 2016.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, our current liabilities exceeded the current assets by approximately $12.1 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

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

Short-term Loans – Other

As of June 30, 2016, we had $3.6 million in short-term loans – other.

We are able to convert our short-term loans - other upon maturity in August 2016.

For more details about our debt, see Note 9 in our Notes to the consolidated financial statements included in this report.

For more details about our related party debt financing, see Note 14 in our Notes to the consolidated financial statements included in this report.

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

Due to the restructuring, the Company’s working capital deficit has decreased to approximately $12.1 million as of June 30, 2016 from $75.9 million as of December 31, 2015. As of June 30, 2016 current assets are mainly composed of cash, accounts receivables and other receivables. In 2017, the Company has extended the payment terms of its payable to related parties untill end of 2020, therefore removing theses related parties payable, working capital is $39.0 million.

Management considers the historical experience, the economy, trends in the industry, the expected collectability of the accounts and other receivables and the realization of the prepayments and determined the Company is expected to realize the remaining balances.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet our working capital requirements and debt obligations as they become due. However, this opinion is based on the market and general economic conditions the Company’s operating results not continuing to deteriorate and the Company shareholders will be able to provide continued liquidity.

Cash-flow

Operating Activities

Net cash provided by and used in operating activities for the six months ended June 30, 2016 and 2015 was $29.3 million and $268.0 million, respectively. This change was mainly due to the combination of the following factors:

•	The net income from continuing operations of $2.3 million, net of some non-cash items for the six months ended June 30, 2016 compared to loss of $1.1 million in the same period in 2015. The non-cash items include the following

-	Stock issued for service and compensation
-	Loss from equity investment
-	Gain from disposal of Catalon
-	Bad debt expense

•	The primary reasons for material fluctuations in cash inflows were as follows:

-	Customer deposit, including related party: the increase in customer deposit mainly due to our customer made deposited prior to June 30, 2016 to pay for the products that we sold subsequently for our new trading business.
-	Accounts payable – related party: the increase in accounts payable enable us to have more cashflow to support our trading business

•	The primary reasons for material fluctuations in cash outflows were as follows:

-	Accounts receivable, including related party: the increase in accounts receivable mainly due to we made sales prior to June 30, 2016 that we have not be collected for our new trading business.

Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly because we incurred significant losses from our Longmen Joint Venture from January 1, 2015 to June 30, 2015. The cash outflow for the six months ended June 30, 2016 was mainly due to Hengda Steel which was disposed in March, 2016.

Investing activities

Net cash used in investing activities was approximately $29.9 million for the six months ended June 30, 2016 compared to net cash provided by investing activities of $188.3 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, we purchased immaterial amount of equipment and had other receivables from related parties in the amount of approximately 29.9 million. During the same period in 2015, the increase in cash from investing activities was mainly due to the net cash provided by the investing activities from operations to be disposed and from our disposed entity, Longmen Joint Venture, from January 1, 2015 to June 30, 2015 resulting in the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. During the period, Longmen Joint Venture had less note payable to settle with suppliers.

Financing activities

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2016 compared to $104.3 million used in financing activities for the six months ended June 30, 2015. During the six months ended June 30, 2016, we had borrowings from our related parties to pay for certain operating expenses on behalf of the Company. Compared to the same period in 2015, the increase of cash inflow from financing activities was mainly driven by our disposed entity, Longmen Joint Venture, from January 1, 2015 to June 30, 2015 as mainly due to repayment of short term notes payable and short term bank loans offset by the borrowing from short term unrelated parties loans.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the six months ended June 30, 2016. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the six months ended June 30, 2016 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

In the normal course of our trading business, we order directly the iron ore, nickel-iron-manganese alloys, and other steel-related products from our suppliers and drop ship the products directly to our customers. In these situations, we generally collect the sales proceed directly from our customers and pay for the inventory purchases to our suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on our assessment of whether we are the principal or an agent in the transaction. In determining whether we are the principal or an agent, we follow the accounting guidance for principal-agent considerations. Because we are the primary obligor and are responsible for (i) fulfilling the steel-related products delivery, (ii) establishing the selling prices for delivery of the steel-related products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from our customer, we have concluded that we are the principal in these arrangements, and therefore report revenues and cost of revenues on a gross basis.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes..

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the six months ended June 30, 2016 and 2015. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Recently issued accounting pronouncements

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are evaluating the effect, if any, on our consolidated financial statements.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2016 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2015 Form 10K filing and described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.
•	Ineffective due diligence procedure performed in our acquisition of Catalon.
•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

 Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2016.

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

