Form 10-Q
period 2016-09-30
GENERAL STEEL HOLDINGS INC
filed 2017-10-23
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands)

	September 30,	December 31,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$9	$4
Accounts receivables - related party	21,834	-
Other receivables, net	3	163
Other receivables - related party	65,226	-
Prepaid expense and other	-	481
Current assets held for sale	-	1,609
TOTAL CURRENT ASSETS	87,072	2,257

OTHER ASSETS:
Plant and equipment, net	1	-
Investment in unconsolidated entities	13,545	14,886
Other assets held for sale	-	18,618
TOTAL OTHER ASSETS	13,546	33,504

TOTAL ASSETS	$100,618	$35,761

LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term loan - other	$-	$3,600
Accounts payable - related party	11,972	-
Other payables and accrued liabilities	3,169	636
Other payables - related parties	51,024	42,756
Customer deposit	7,724	-
Customer deposit - related parties	20,945	-
Taxes payable	521	14
Current liabilities held for sale	-	31,155
TOTAL CURRENT LIABILITIES	95,355	78,161

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2016 and December 31, 2015	3	3
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 20,367,550 shares and 17,802,357 shares issued, and 19,873,088 shares and 17,307,895 shares outstanding as of September 30, 2016 and December 31, 2015, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	20	18
Treasury stock, at cost, 494,462 shares as of September 30 and December 31, 2015 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(840)
Paid-in-capital	1,253,234	1,208,667
Stock subscription receivable	(1,500)	-
Statutory reserves	1,107	1,107
Accumulated deficit	(1,248,446)	(1,252,810)
Accumulated other comprehensive income	1,685	2,009
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	5,263	(41,846)

NONCONTROLLING INTERESTS	-	(554)

TOTAL EQUITY (DEFICIENCY)	5,263	(42,400)

TOTAL LIABILITIES AND EQUITY	$100,618	$35,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

(In thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

REVENUE	$349	$-	$372	$-

REVENUE - RELATED PARTIES	77	-	873	-
TOTAL REVENUE	426	-	1,245	-

GENERAL AND ADMINISTRATIVE EXPENSES	85	2,663	1,808	4,664

INCOME (LOSS) FROM OPERATIONS	341	(2,663)	(563)	(4,664)

OTHER INCOME (EXPENSE)
Loss from equity investment	(609)	-	(956)	-
Finance/interest expense	-	(1)	(1)	(3)
Gain from debt settlement	2,455	-	2,455	-
Gain from disposal of Catalon	-	-	6,269	-
Other income (expense), net	1,846	(1)	7,767	(3)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	2,187	(2,664)	7,204	(4,667)

PROVISION FOR INCOME TAXES	103	-	297	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	2,084	(2,664)	6,907	(4,667)

DISCONTINUED OPERATIONS - Note 2(p):
NET LOSS FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	-	-	-	-
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	(91,833)	(2,569)	(1,198,242)

NET INCOME (LOSS)	2,084	(94,497)	4,338	(1,202,909)

Less: Net loss attributable to noncontrolling interest from operations to be disposed	-	-	-	-
Less: Net loss attributable to noncontrolling interest from operations disposed	-	(34,016)	(26)	(482,248)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,084	$(60,481)	$4,364	$(720,661)

NET INCOME (LOSS)	$2,084	$(94,497)	$4,338	$(1,202,909)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(48)	65,647	(332)	62,520

COMPREHENSIVE INCOME (LOSS)	2,036	(28,850)	4,006	(1,140,389)

Less: Comprehensive income (loss) attributable to noncontrolling interest	-	(11,310)	(34)	(460,766)

COMPREHENSIVE LOSS ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,036	$(17,540)	$4,040	$(679,623)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	16,646	13,788	16,439	12,919

LOSS PER SHARE - BASIC AND DILUTED
Continuing operations	$0.13	$(0.19)	$0.42	$(0.36)
Operations disposed	$-	$(4.19)	$(0.15)	$(55.42)

Net income (loss) per share	$0.13	$(4.39)	$0.27	$(55.78)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNADUITED)

(In thousands)

	For the nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$4,338	$(1,202,909)
Net loss from operations disposed	2,569	1,198,242
Net loss from continuing operations	6,907	(4,667)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses	169	-
Share-based compensation	697	2,637
Loss from equity investment	956	-
Gain from debt settlement	(2,455)	-
Gain from disposition of Catalon	(6,269)	-
Changes in operating assets and liabilities
Accounts receivable - related party	(22,128)	-
Other receivables	(7)	27
Customer deposit	7,828	-
Customer deposit - related parties	21,227	-
Prepaid expense and other	-	2,785
Accounts payables - related party	12,133	-
Other payables and accrued liabilities	2,930	(63)
Taxes payable	538	(5)
Net cash used in operating activities from operations to be disposed/ operations disposed	(12)	(125,295)
Net cash provided by (used in) operating activities	22,514	(124,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1)	-
Other receivables - related parties	(23,089)	-
Net cash provided by investing activities from operations to be disposed / operations disposed	-	91,737
Net cash provided by (used in) investing activities	(23,090)	91,737

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	609	(20,503)
Net cash provided by financing activities from operations to be disposed / operations disposed	-	36,810
Net cash provided by financing activities	609	16,307

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(43)	6,812

(DECREASE) INCREASE IN CASH	(10)	(9,725)

CASH, beginning of period	44	11,641

CASH, end of period	34	1,916

Less: cash from operations disposed, end of period	(25)	1,912

CASH FROM CONTINUING OPERATIONS, end of period	$9	$4

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

On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Henry Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture and subsidiaries at the disposal date. The disposed entities’ net loss through the disposal date were consolidated and presented as operations disposed for the three and nine months ended September 30, 2015 in the unaudited condensed consolidated financial statements. See Note 2(o) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

On March 21, 2016, the Company sold its interest in Maoming Hengda thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales for the nine months ended September 30, 2016 and 2015 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Notes 2(a) and 2(o) for details.

Other Business Operations:

The Company established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is the holding company for Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”).

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some operational issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Therefore the company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016, the Company decided to dispose of Catalon, so the result of operations of Catalon was presented as discontinued operations in September 30, 2016 in the consolidated financial statements. See Note 16 – Acquisitions.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for a consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company continued its trading business after the disposition of General Steel (China) and Maoming Hengda.

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

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of September 30, 2016:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)*	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”),	PRC	100.0%

* Tongyong Shengyuan is a holding company of Tianjin Shuangsi in which the Company holds a 100% equity interest.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company engages in trading of steel related products and the Company’s business is not capital intensive. Debt financing in the form of short term loans, loans from related parties, have been utilized to finance the working capital requirements of the Company. The main operating expenses are public Company maintenance costs which CEO Mr. Yu Zuo Sheng fully supports funding the Company’s operations.

Due to the restructuring, the Company’s working capital deficit has decreased to approximately $8.28 million as of September 30, 2016 from $75.9 million as of December 31, 2015. As of September 30, 2016 current assets are mainly composed of cash, accounts receivables and other receivables. In 2017, the Company extended the payment terms of its payable to related parties until the end of 2020, therefore removing theses related parties payable, working capital is $4 million.

Management considers the historical experience, the economy, trends in the industry, the expected collectability of the accounts and other receivables and the realization of the prepayments and determined the Company is expected to realize the remaining balances.

Based on the above considerations, the Company’s management is of the opinion that it has sufficient funds to meet its working capital requirements and debt obligations as they become due. However, this opinion is based on the market and general economic condition, the Company’s operating results not continuing to deteriorate and the Company shareholders continuing to provide liquidity.

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of September 30, 2016 and December 31, 2015, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on September 30, 2016 and December 31, 2015 amounted to $0.009 million and $0.004 million, respectively. As of September 30, 2016 and December 31, 2015, $0.002 million and $0.02 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Three of the Company’s customers, including related parties, individually accounted for 33.0%, 31.0% and 29.5% of total sales for the nine months ended September 30, 2016 respectively and two of the company’s customers individually accounted for 74% and 25% of total sales for the three months ended September 30, 2016, respectively. Two of the Company’s customers individually accounted for 15.0% and 13.9% of total sales from operations disposed for the three months ended September 30, 2015, while none of the Company’s customers individually accounted for more than 10% of total sales for the nine months ended September 30, 2015.

One of the Company’s customers, a related party, accounted for 100% of the total accounts receivable as of September 30, 2016. One of the Company’s customers from operation disposed individually accounted for 96.2% of total accounts receivable as of December 31, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Two of the Company’s suppliers, including related parties, individually accounted for37.0% and 34.9% of the total purchases for the nine months ended September 30, 2016. One of the Company’s suppliers, a related party, accounted for 80.3% of the total purchases for the three months ended September 30, 2016. None of the Company’s supplier individually accounted for more than 10% of the total purchases for the three months and nine months ended September 30, 2015, respectively.

One of the Company’s suppliers, a related party, individually accounted for 100% of total accounts payable as of September 30, 2016, while none of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2015.

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

Translation adjustments included in accumulated other comprehensive income amounted to $1.7 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively. The balance sheet amounts, with the exception of equity at September 30, 2016 and December 31, 2015 were translated at 6.67 RMB and 6.49 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2016 and 2015 were 6.58 RMB and 6.15 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Through their respective disposals long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that their carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.

Due to the recurring losses in the Longmen Joint Venture’s operations, the most recent economic down turn, the major sell off of the Chinese stock market and the lacking of government expansion in major infrastructure, the Company considered Longmen Joint Venture’s carrying amount for property and equipment not being recoverable. The Company used the undiscounted cash flow approach for the purpose of performing a recoverability test, which included future cash inflows less associated cash outflows that were directly associated with and that were expected to arise as a direct result of the use and eventual disposition of the assets. For purposes of assessment, the long lived assets were grouped at the lowest level for which there was identifiable cash flows. The major groupings analyses include Longmen Joint Venture, Maoming Hengda and General Steel (China). Further, the Company’s estimate of future cash flows included estimated future cash flows necessary to maintain our existing production potential over the entire period and within the various groups. The projections were based on a best estimate approach of likely outcomes. During the quarter ended September 30, 2015, the Company expected Longmen Joint Venture’s long-lived assets to be not fully recoverable and recognized an impairment loss of $973.9 million to reduce its carrying value to its fair value.

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

On December 28, 2015 General Steel (China) sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of our wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of September 30, 2016, Tongyong Shengyuan’s net investment in the unconsolidated entity was $13.5 million.

Total investment income (loss) in unconsolidated subsidiaries amounted to $(0.6) million and $0 for the three months ended September 30, 2016 and 2015, respectively, which was included in “Income (loss) from equity investment” in the condensed consolidated statements of operations and comprehensive loss. Total investment income (loss) in unconsolidated subsidiaries amounted to $(1.0) million and $0 for the nine months ended September 30, 2016 and 2015, respectively, which was included in “Income (loss) from equity investment” in the condensed consolidated statements of operations and comprehensive loss.

Total investment income (loss) in unconsolidated subsidiaries from operations disposed amounted to $0 for the three months ended September 30, 2016 and 2015, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss. Total investment income (loss) in unconsolidated subsidiaries from operations disposed amounted to $(3.0) million and $0 for the nine months ended September 30, 2016 and 2015, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss.

The Company performed a significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as a significant equity investee. The condensed income statement of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS
(In thousands)
	For the three months ended	For the nine months ended
	September 30, 2016	September 30, 2016
	(Unaudited)
REVENUE	$960	$2,407
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	818	1,813
FINANCE EXPENSES	2,099	3,695
TOTAL EXPENSES	2,917	5,508
OTHER INCOME	53	113
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,904)	(2,988)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(1,904)	$(2,988)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n)	Revenue recognition

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

Gross versus Net Revenue Reporting

Starting from January 1st, 2016, in the normal course of the Company’s trading business, the Company orders directly the iron ore, nickel-iron-manganese alloys, and other steel-related products from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceeds directly from its customers and pays for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor is not responsible for (i) fulfilling the steel-related products delivery, (ii) establishing the selling prices for delivery of the steel-related products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore report revenues and cost of revenues on a net basis.

For the three and nine months ended September 30, 2016, the Company reported gross sales of $26.6 million and $121.9 million, of which $7.0 million and $84.1 million were related party sales. The Company had $26.2 million and $120.6 million in purchases, respectively, of which $26.2 million and $78.5 million were related party purchases .Net revenue was $0.35million and $0.37 million for the three and nine months ended September 30, 2016, respectively and net revenue for related parties amounted to $0.08 million and $0.8 million for the three and nine months ended September 2016, respectively. See details of related party sales and purchases in Note 14.

(o)	Operations held for sale and operations disposed/to be disposed

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations to be disposed and operations disposed), less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of Discontinued Operations Classified as Held for Sale in the Consolidated Balance Sheet which include Maoming Hengda’s operations as of December 31, 2015, Catalon as of September 30, 2106 and December 31, 2015.

	September 30,	December 31,
(In thousands)	2016	2015

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$-	$38
Accounts receivable, net	-	342
Other receivables, net	-	11
Prepaid taxes	-	1,218
Total current assets held for sale	-	1,609

OTHER ASSETS:
Property and equipment, net	-	16,593
Long-term deferred expense	-	2
Intangible assets, net of accumulated amortization	-	2,023
Total other assets held for sale	-	18,618

Total assets of the disposal group classified as held for sale	$-	$20,227

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$-	$6,336
Short term loans - others	-	461
Other payables and accrued liabilities	-	2,551
Other payables - related parties	-	21,807
Total current liabilities held for sale	-	31,155

Total liabilities of the disposal group classified as held for sale	$-	$31,155

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations to be Disposed Classified as Held for Sale and Disposed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss which include Catalon and Maoming’soperation for the three and nine months ended September 30, 2016 and 2015 and Longmen Joint Venture’s operation for the three and nine months ended September 30, 2015.

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations Disposed Classified as Held for Sale and Disposed in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss which include Catalon and Maoming’s operation for the three and nine months ended September 30, 2016 and 2015 and Longmen Joint Venture’s operation for the three and nine months ended September 30, 2015.

	For the three months ended September 30,
Operations Disposed:	2016	2015

SALES	$-	$340,952
SALES - RELATED PARTIES	-	187,955
TOTAL SALES	-	528,907
COST OF GOODS SOLD	-	373,811
COST OF GOODS SOLD - RELATED PARTIES	-	202,675
TOTAL COST OF GOODS SOLD	-	576,486
GROSS LOSS	-	(47,579)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	(21,306)
LOSS FROM OPERATIONS	-	(68,885)

OTHER INCOME (EXPENSE)
Finance/interest expense	-	(23,746)
Income from equity investments	-	28
Foreign currency transaction loss	-	1,122
Lease income	-	532
Other non-operating income, net	-	1,198
Other expense, net	-	(20,866)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(89,751)
PROVISION FOR INCOME TAXES	-	79
NET LOSS FROM OPERATIONS DISPOSED	-	(89,830)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	(34,016)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$-	$(55,814)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the nine months ended September 30,
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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maoming Hengda

On March 21, 2016, the Company, along with its 1% minority interest holder, jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, in which the Company has a 32% equity interest. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive  its 99% ownership for total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital. The net deficiency of Maoming Hengda as of March 21, 2016 is as follows:

(In thousands)	March 21, 2016

CURRENT ASSETS:
Cash	$2
Accounts receivable, net	344
Other receivables, net	15
Prepaid taxes	-
Total current	361

OTHER ASSETS:
Property and equipment, net	16,321
Long-term deferred expense	2
Intangible assets, net of accumulated amortization	2,023
Total other assets	18,346

Total assets	$18,707

CURRENT LIABILITIES:
Accounts payable	6,378
Short term loans - other	464
Other payables and accrued liabilities	3,033
Other payables - related parties	430
Other payables - intercompany	30,650
Total current liabilities	40,955

NON-CONTROLLING INTEREST	(16)

Total net deficiency	(22,232)
Net consideration	(23,507)
Currency translation adjustment	(81)
Total addition to paid-in capital	$(45,658)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Catalon:

Due to operational issues, Catalon was not able to meet the Minimum Sales Target or Minimum Net Profit applicable as stipulated in the Stock Exchange agreement, therefore Management decided to cancel the shares that were placed in escrow for the selling shareholders. As such the Company deconsolidated Catalon as of March 31, 2016. The net deficiency of Catalon as of March 31, 2016 is as follows:

(In thousands)	March 31, 2016

CURRENT ASSETS:
Cash	$24
Total current	24

CURRENT LIABILITIES:
Other payables - related parties	2,335
Total current liabilities	2,335

NON-CONTROLLING INTEREST	(358)

Total net deficiency	(1,953)
Net consideration	(4,316)
Gain in disposal of subsidiary	$(6,269)

(p)	Reclassifications

Certain prior periods amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

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

As of both September 30, 2016 and December 31, 2015, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company’s income tax returns filed for December 31, 2015, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

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

(v)	Recently issued accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the effect, if any, on the Company’s consolidated financial statements.

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

Note 3 – Accounts receivable (including related party), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Accounts receivable	$-	$342
Accounts receivable – related party	21,834
Less: allowance for doubtful accounts	-	-
Net accounts receivable	21,834	342
Less: accounts receivables – held for sale	-	(342)
Net accounts receivables – continuing operations	$21,834	$-

Movement of allowance for doubtful accounts is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$609
Charge to expense	-	201
Less: recovery	-
Deconsolidation	-	(769)
Exchange rate effect	-	(41)
Ending balance	$-	$-

Note 4– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Other receivables	$170	$174
Other receivables – related party	65,226	-
Less: allowance for doubtful accounts	(167)	-
Net other receivables	65,229	174
Less: other receivables – held for sale	-	(11)
Net other receivables – continuing operations	$65,229	$163

Movement of allowance for doubtful accounts, including related parties, is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$10,262
Charge to expense	167	5,007
Less: recovery	-	(5)
Less: deconsolidation	-	(15,119)
Exchange rate effect	-	(145)
Ending balance	167	-
Less: balance – held for sale	-	-
Ending balance – continuing operations	$167	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Finished goods	-	-
Less: allowance for inventory valuation	-	-
Inventories	$-	$-

The cost of finished goods includes direct inventory purchase costs and indirect costs. Shipping and handling costs for purchasing are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a first-in, first-out method, or net realizable value.

Movement of allowance for inventory valuation is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$18,375
Addition	-	22,192
Less: write-off	-	(18,115)
Less: inventory disposed of - Note 2(p)	-	(22,192)
Exchange rate effect	-	(260)
Ending balance	$-	$-

Note 6– Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Advances on inventory purchases	$-	$439
Advances on inventory purchases – related party	-	-
Less: allowance for doubtful accounts	-	(439)
Net advances on inventory purchases	$-	$-

Movement of allowance for doubtful accounts, including related parties, is as follows:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$2,501
Charge to expense	-	-
Less recovery	-	(462)
Less deconsolidation	-	(1,927)
Exchange rate effect	-	(327)
Ending balance	$-	$439

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Buildings and improvements	$-	$21,895
Machinery	-	9,344
Machinery under capital lease	-	262
Transportation and other equipment	6	-
Subtotal	6	31,501
Less: accumulated depreciation	(5)	(14,908)
Plant and equipment, net – held for sale	$1	$16,593
Less: plant and equipment, net – held for sale	-	(16,593)
Net plant and equipment, net – continuing operations	$1	$-

Depreciation expense for the three months ended September 30, 2016 amounted to $0. Depreciation expense from operations disposed for the three months ended September 30, 2015 amounted to $15.2 million. These amounts include depreciation of assets held under capital leases for the three months ended September 30, 2015, which amounted to $7.5 million.

Depreciation expense for the nine months ended September 30, 2016 amounted to $0.001 million. Depreciation expense from operations disposed for the nine months ended September 30, 2015 amounted to $70.0 million. These amounts include depreciation of assets held under capital leases for the nine months ended September 30, 2015, which amounted to $23.5 million.

Note 8 – Intangible assets, net – held for sale

Intangible assets consist of the following:

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Land use rights	$-	$2,558
Mining right	-	-
Software	-	10
Subtotal	-	2,568
Less:
Accumulated amortization – land use rights	-	(535)
Accumulated amortization – mining right	-	-
Accumulated amortization – software	-	(10)
Subtotal	-	(545)
Intangible assets, net – held for sale	$-	$2,023

The gross amount of the intangible assets amounted to $0 and $2.6 million as of September 30, 2016 and December 31, 2015, respectively.

Total amortization expense from operations disposed for the three months ended September 30, 2016 and 2015 amounted to $0 million and $0.2 million, respectively.

Total amortization expense from operations disposed for the nine months ended September 30, 2016 and 2015 amounted to $0 and $0.6 million, respectively.

Total depletion expense from operations disposed for the three months ended September 30, 2016 and 2015 amounted to $0 million and $0.04 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total depletion expense from operations disposed for the nine months ended September 30, 2016 and 2015 amounted to $0 million and $0.1 million, respectively.

Note 9 – Debt

Short-term loans

Short-term loans represent amounts due to various banks, other companies and individuals, including related parties, normally due within one year. The principal of the loans is due at maturity but can be renewed at the bank’s option. Accrued interest is due either monthly or quarterly.

Short term loans due to banks, related parties and other parties consisted of the following as of:

Short-term Loan - other

	September 30, 2016	December 31, 2015
	(in thousands)	(in thousands)
Maoming Hengda: Loans from one unrelated party and one related party, due on demand, non-interest bearing.	$-	$461
General Steel Investment Co., Ltd.: Loan from one unrelatedparty, due to demand, the interest rate was 5% per annum as of September 30, 2016.	-	3,600
Total short-term loans – others	-	4,061
Less: short-term loans – others – held for sale	-	(461)
Short-term loans – others – continuing operations	$-	$3,600

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

Longmen Joint Venture’s total financing sales for the three months ended September 30, 2016 and 2015 amounted to $0 million and $105.8 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the three months ended September 30, 2016 and 2015 amounted to $0 million and $0.2 million, respectively, and classified in net loss from operation disposed included in the unaudited condensed consolidated statements of operations.

Longmen Joint Venture’s total financing sales for the nine months ended September 30, 2016 and 2015 amounted to $0 million and $331.6 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the nine months ended September 30, 2016 and 2015 amounted to $0 million and $1.5 million, respectively, and classified in net loss from operation disposed in the consolidated statements of operations.

Total interest expense, net of capitalized interest, from operations disposed amounted to $0 million and $14.0 million for the three months ended September 30, 2016 and 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Total interest expense, net of capitalized interest, from operations disposed amounted to $0 million and $36.0 million for the nine months ended September 30, 2016 and 2015.

Note 10 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized interest, amounted to $0 and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Income tax paid amounted to $0 and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, the Company increased additional paid-in capital of $45.6 million as a result of the gain on sale of subsidiary to a related party. As of September 30, 2016, the unpaid receivable resulted from this transaction amounted to $23.1 million.

During the nine months ended September 30, 2016, the Company incurred $0.1 million share-based compensation expense to prepay for future services.

During the nine months ended September 30, 2016, the Company incurred $0.4 million share-based compensation expense to pay off its accrued liabilities.

The Company offset $10.6 million of other receivable – related parties with other payable – related parties for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, the Company incurred $0.04 million share-based compensation expense for consulting services.

On August 10, 2016, the Company has signed two offset agreements with Tianwu Tongyuan and two of its debtors, GS China and Qiu Steel, to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong.

During the nine months ended September 30, 2015, the Company converted $0.3 million of equipment into inventory production.

During the nine months ended September 30, 2015, the Company used $1.1 million of inventory in plant and equipment construction.

During the nine months ended September 30, 2015, the Company incurred $5.5 million of accounts payable to be paid for the purchase of equipment and construction in progress.

The Company had $0.6 million notes receivable from financing sales loans to be converted to cash as of September 30, 2015.

The Company transferred $7.3 million purchase deposits - related parties from loan receivables – related parties as of September 30, 2015.

The Company offset $92.9 million of customer deposits – related parties with loan receivables – related parties for the six months ended September 30, 2015.

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

Interest expense for the three months ended September 30, 2016 and 2015 on the capital lease obligations from operations disposed was $0 million and $5.0 million, respectively.

Interest expense for the nine months ended September 30, 2016 and 2015 on the capital lease obligations from operations disposed was $0 million and $15.3 million, respectively.

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

Note 13 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months and the nine months ended September 30, 2016 and 2015 are as follows:

(In thousands)	The three months ended September 30, 2016	The three months ended September 30, 2015
Current	$103	$-
Total provision for income taxes	$103	$-

(In thousands)	The nine months ended September 30, 2016	The nine months ended September 30, 2015
Current	$297	$-
Total provision for income taxes	$297	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. However, the balance was disposed after the disposed operations in Longman Joint Venture on December 30, 2015 and after the disposed operations in Maoming Hengda on March 21, 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry is eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of September 30, 2016 and December 31, 2015 was $0 million and $4.1 million, respectively.

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2016 in the amount of $10.3 million. The net operating loss carry forwards for United States income taxes amounted to $10.3million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2016 was $3.5 million. The net change in the valuation allowance for the nine months ended September 30, 2016 was $0.8 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of September 30, 2016. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue to related parties for the three months and nine months ended September 30, 2016 and 2015.

Name of related parties	Relationship	For the three months ended September 30, 2016	For the three months ended September 30, 2015
		(in thousands)	(in thousands)
Long Steel Group*	Noncontrolling shareholder of Longmen Joint Venture	$-	$19,874
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group *	-	1,365
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	-	1,969
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	16,939
Shaanxi Shenganda Trading Co., Ltd	Partially owned by CEO through indirect shareholding**	-	7,280
Shaanxi Steel	Majority shareholder of Long Steel Group	-	79,702
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	31,746
Shaanxi Long Steel Group Baoji Group Co., Ltd	Subsidiary of Long Steel Group	-	29,080
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	$76	$-
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	1	-
Total		77	187,955
Less: Sales to related parties from operations disposed		-	(187,955)
Sales–related parties – continuing operations		$77	$-

*Long Steel Group has the ability to significantly influence the operating and financial decisions of the entity through equity ownership either directly or through key employees, commercial contractual terms, or the ability to assign management personnel.

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc., Mr. Henry Yu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$69,404
Sichuan Yutai Trading Co., Ltd	Significant influence by Long Steel Group*	-	1,365
Tianjin Dazhan Trade Co., Ltd	Partially owned by CEO through indirect shareholding	-	1,969
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	45,339
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	24,138
Shaanxi Steel	Majority shareholder of Long Steel Group	-	80,421
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	67,560
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	45	-

Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	353	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	328	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group		29,080
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	147	-
Total		$873	$319,276
Less: Sales to related parties from operations disposed		-	(319,276)
Sales–related parties – continuing operations		$873	$-

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and $58.1 million for the three months ended September 30, 2016 and 2015, respectively.

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and $253.1 million for the nine months ended September 30, 2016 and 2015, respectively.

b. The following charts summarize purchases from related parties for the three months and nine months ended September 30, 2016 and 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	For the three months ended September 30, 2016		For the three months ended September 30, 2015
		(in thousands)		(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-		$111,458
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		34,220
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		4,091
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-		5,442
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-		835
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	-
Tianjin General Quigang Pipe co., Ltd	Partially owned by CEO through indirect shareholding	-		9,716
Others	Entities either owned or have significant influence by our affiliates or management	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding			-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	5,145	*
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	21,018	*	-
Total		$26,163		$165,762
Less Purchases from related parties from operations disposed		-		(156,046)
Purchases–related parties–continuing operations		$26,163		$9,716

* For the three months ended September 30, 2016, purchases were netted with revenue

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
		(in thousands)		(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-		$294,258
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		91,286
Xi’an Pinghe Metallurgical Raw Material Co., Ltd	Noncontrolling shareholder of Long Steel Group	-		5,165
Shaanxi Steel	Majority shareholder of Long Steel Group			10,479
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	11,965	*	6,283
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-		19,542
Shaanxi Coal and Chemical Industry Group Co., Ltd	Shareholder of Shaanxi Steel	-		3,486
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	-		14,794
Tianjin General Quigang Pipe co., Ltd	Partially owned by CEO through indirect shareholding	-		18,201
Tianwu General Steel Material Trading Co., Ltd	Investee of General Steel (China)			73,646
Tianjin Daqiuzhuang Steel Plate Co., Ltd	Partially owned by CEO through indirect shareholding	12,202	*
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	9,726	*	711
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	44,603	*
Total		$78,496		$537,851
Less Purchases from related parties from operations disposed		-		(498,573)
Purchases–related parties–continuing operations		$78,496		$39,278

* For the nine months ended September 30, 2016, purchases were netted with revenue.

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

d. On March 21, 2016, the Company, along with its 1% minority interest holder, jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, in which the Company has 32% equity interest for RMB 331.3 million or approximately $51 million.

 Related party balances

a.	Accounts receivable – related party:

Name of related parties	Relationship	September 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$21,834	$-
Total		$21,834	$-

b.       Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	September 30, 2016		December 31, 2015
		(in thousands)		(in thousands)
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	$23,058	*	$-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	22,782	*	-
Maoming Hengda	Wholly owned by Tianwu Tongyong	19,386	*	-
Other receivable – related party		$65,226		$-

* The Company is expected to collect the balance by July 2017.

c.       Accounts payable – related party:

Name of related parties	Relationship	September 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$11,972	$-
Total		$11,972	$-

d.       Customer deposit – related parties:

Name of related parties	Relationship	September 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$20,945	$-
Total		$20,945	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

e.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$34	$28
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	82	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding		483
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	-	1,405
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding		38,987
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	50,387	23,660

Zuosheng Yu	CEO	521	-
Total		51,024	64,563
Less: other payables – related parties - held for sale		-	(21,807)
Other payables – related parties – continuing operations		$51,024	$42,756

On August 10, 2016, the Company has signed two offset agreements with Tianwu Tongyuan and two of its debtors, GA China and Qiu Steel, to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong.

e.	Deferred lease income – operation disposed

For the three months ended September 30, 2016 and 2015, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $0 million and $0.5 million, respectively.

For the nine months ended September 30, 2016 and 2015, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $0 million and $1.6 million, respectively.

Note 15 – Equity

2015 Equity Transactions

On April 14, 2015, the Company issued 100,000 shares of common stock for investor relations consulting services under a service agreements dated April 14, 2015. The shares were valued at $4.9 per share, the quoted market price at the time the services were provided.

On June 9, 2015, the Company issued 299,600 shares of common stock to senior management personnel. The shares were valued at $3.85 per share, the quoted market price at the time the shares were issued.

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

2016 Equity Transactions

On December 17 and 18, 2015, the Company entered into service contracts for investor relation consulting services. The shares were valued at $0.90 and $0.91, respectively per share, based on the closing price of the ordinary shares on issuance date.

On January 20, 2016, the Company issued 242,466 restricted shares of common stock for financial reporting consulting services. The shares were valued at $1.80 per share, based on the contract if the stock price is less than $1.80, the Company will pay the difference in one year.

On March 15, 2016, the Company issued 30,000 restricted shares of common stock for financial advisory and research coverage services. The shares were valued at $1.26 per share, based on the closing price at the date the Company signed the contract.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $1.10 per share. These stocks are to be issued.

On September 30, 2016, the Company completed a private placement through the issuance of 1,500,000 shares of the Company's common stock at $1.00 per shares and raised capital of RMB 10.0 million (approximately $1.5 million). The Company received proceeds in October 2016.

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

Following the acquisition, the Company became aware of some operational issues related to Catalon. It was determined that such issues impacted the ability to operate the business and obtain any value for the related intangibles might have affected the operations of Catalon, which the Company is expected to cancel the shares that we have issued to the 84.5% original owners of Catalon in accordance with the term of the agreement. Thus, the Company does not expect Catalon to be able to produce any products or generate sales in the future. Accordingly, the Company considered its assets’ carrying amounts may not be recoverable and took an impartment charge of $12.2 million for the year ended December 31, 2015. The Company disposed of Catalon in March 2016, see details in note 2 (o).

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

Note 17 – Retirement plan - operations disposed

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the highest of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the three months ended September 30, 2016 and 2015 amounted to $0 million and $3.3 million, respectively. Total pension expense incurred by the Company for the nine months ended September 30, 2016 and 2015 amounted to $0 and $9.3 million, respectively, which were included in the net loss from operation disposed.

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

The following represents results of division operations for the three months ended September 30, 2016 and 2015:

(In thousands)
Sales:	2016	2015
Longmen Joint Venture – operation disposed	$-	$528,903
Maoming Hengda – operation disposed	-	182
General Steel (China) – operation disposed		1,173
Tianjin Shuangsi	426	-
Total sales	426	530,258
Interdivision sales	-	-
Consolidated sales	426	530,258
Less: operations disposed	-	530,258
Total from continuing operation	$426	$-

Gross profit (loss):	2016	2015
Longmen Joint Venture – operation disposed	$-	$(48,748)
Maaoming Hengda-operation disposed	-	(4)
General Steel (China) – operation disposed		1,173
Tianjin Shuangsi	426
Total gross loss	426	(47,579)
Interdivision gross profit	-	-
Consolidated gross (loss) profit	426	(47,579)
Less: operations disposed	-	47,579
Total from continuing operation	$426	$-

Income (loss) from operations:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(71,083)
Maoming Hengda – operation disposed	-	(253)
Tianjin Shuangsi	(301)	-
General Steel (China) – operation disposed	-	456
Catalon – operation to be disposed	-	-
Total income (loss) from operations	(301)	(70,880)
Reconciling item (1)	(40)	(2,663)
Consolidated income (loss) from operations	(341)	(73,543)
Less: operation disposed	-	(70,880)
Total from continuing operation	$(341)	$(2,663)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) attributable to General Steel Holdings, Inc.:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(56,738)
Maoming Hengda – operation disposed	-	(292)
Tianjin Shuangsi	(301)	-
General Steel (China) – operation disposed	-	(779)
Total net loss attributable to General Steel Holdings, Inc.	(301)	(57,809)
Reconciling item (1)	2,385	2,664
Consolidated net loss attributable to General Steel Holdings, Inc.	2,084	(55,145)
Less: operations disposed	-	(57,809)
Total from continuing operation	$2,084	$2,664

Depreciation, amortization and depletion:	2016	2015
Longmen Joint Venture – operation disposed	$-	$14,465
Maoming Hengda – operation disposed	-	310
General Steel (China) – operation disposed	-	596
Consolidated depreciation, amortization and depletion	-	15,371
Less: operations disposed	-	15,371
Total from continuing operation	$-	-

Finance/interest expenses:	2016	2015
Longmen Joint Venture – operation disposed	$-	$21,282
General Steel (China)– operation disposed	-	752
Reconciling item (1)	-	1
Consolidated interest expenses	-	22,035
Less: operations to be disposed	-	-
Less: operations disposed	-	22,034
Total from continuing operation	$-	$1

Capital expenditures:	2016	2015
Longmen Joint Venture – operation disposed	$-	$45,737
Maoming Hengda – operation disposed	-
General Steel (China) – operation disposed	-
Consolidated capital expenditures	-	45,737
Less: operations disposed	-	45,737
Total from continuing operation	$-	$-

The following represents results of division operations for the nine months ended September 30, 2016 and 2015:

(In thousands)
Sales:	2016	2015
Longmen Joint Venture – operation disposed	$-	$1,385,661
Maoming Hengda – operation disposed	-	191
General Steel (China) – operation disposed		1,175
Tianjin Shuangsi	1,245	-
Catalon – operation to be disposed	-	-
Consolidated sales	1,245	1,387,027
Less: operations disposed	-	1,387,027
Total from continuing operation	$1,245	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Gross profit (loss):	2016	2015
Longmen Joint Venture – operation disposed	$-	$(145,117)
Maaoming Hengda-operation disposed	-	(53)
General Steel (China) – Operation disposed		1,175
Tianjin Shuangsi	1,245	-
Consolidated gross (loss) profit	1,245	(143,995)
Less: operations disposed	-	(143,995)
Total from continuing operation	$1,245	$-

Income (loss) from operations:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(1,130,403)
Maoming Hengda – operation disposed	(2,569)	(1,084)
Tianjin Shuangsi	-	-
General Steel (China) – operation disposed	-	(1,125)
Catalon – operation to be disposed	(65)	-
Total loss from operations	(2,634)	(1,132,612)
Reconciling item (1)	4,640	4,664
Consolidated (loss) income from operations	2,006	(1,127,948)
Less: operation disposed	(2,569)	(1,132,612)
Total from continuing operation	$(563)	$4,664

Net income (loss) attributable to General Steel Holdings, Inc.:	2016	2015
Longmen Joint Venture – operation disposed	$-	$(712,262)
Maoming Hengda – operation disposed	(2,569)	(1,213)
Tianjin Shuangsi	-	-
General Steel (China) – operation disposed	-	(2,512)
Catalon – operation to be disposed	(65)	-
Total net loss attributable to General Steel Holdings, Inc.	2,634	(715,987)
Reconciling item (1)	12,110	4,667
Consolidated net loss attributable to General Steel Holdings, Inc.	9,476	(711,320)
Less: operations disposed	(2,569)	(715,987)
Total from continuing operation	$6,907	$4,667

Depreciation, amortization and depletion:	2016	2015
Longmen Joint Venture – operation disposed	$-	$69,109
Maoming Hengda – operation disposed	-	924
Tianjin Shuangsi	1	-
General Steel (China) – operation disposed	-	1,939
Consolidated depreciation, amortization and depletion	1	71,972
Less: operations disposed	-	71,972
Total from continuing operation	$1	-

Finance/interest expenses:	2016	2015
Longmen Joint Venture – operation disposed	$-	$69,086
General Steel (China)– operation disposed	-	3,091
Reconciling item (1)	1	3
Consolidated interest expenses	1	72,180
Less: operations disposed	-	72,177
Total from continuing operation	$1	$3

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital expenditures:	2016	2015
Longmen Joint Venture – operation disposed	$-	$85,911
Maoming Hengda – operation disposed	-
Tianjin Shuangsi	1
General Steel (China) – operation disposed	-
Consolidated capital expenditures	1	85,911
Less: operations disposed	-	85,911
Total from continuing operation	$1	$-

Total Assets as of:	September 30, 2016	December 31, 2015
Maoming Hengda – operation disposed	$-	$20,202
Catalon – operation to be disposed	-	24
Tianjin Shuangsi	100,610	-
Reconciling item (2)	8	15,535
Total assets	100,618	35,761
Total assets held for sale	-	(20,227)
Total assets from continuing operations	$100,618	$15,534

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong Shengyuan for the three and nine ended September 30, 2016 and 2015, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong as of September 30, 2016 and December 31, 2015, which are non-operating entities.

Note 19 – Subsequent event

The Company extended the due date of its other payable to related parties till December, 2020. These agreements were executed in July 2017.

On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, in which the Company has a 32% equity interest. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for the total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement.

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

OVERVIEW

On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized our management to pursue the potential sale of all our ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure our steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned. As a result, General Steel (China) Co., Ltd. which included Longmen Joint Venture and subsidiaries’ financial information was presented as operation disposed and also Maoming Hengda’s financial information was presented as operations disposed for the nine months ended September 30, 2016 and 2015 in the consolidated financial statements.

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

RESULTS OF OPERATIONS

Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, the Company’s remaining business is primarily comprised of Tianjin Shuangsi, a trading company in which the Company received 100% equity interest on February 16, 2016 for a consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

Statements of Operations for the three months ended September 30, 2016 and 2015:

(In thousands except share data)	2016	2015	Change	Percentage Change

Revenue	349	-	349	100.0%
Revenue – Related Parties	77	-	$77	100.0%
Total Revenue	426	-	$426	100.0%
Selling, General and Administrative Expenses	(85)	(2,663)	$(2,578)	(96.8)%
Income (Loss) from Operations	341	(2,663)	$3,004	(112.8)%

Other (Expense) Income, net	1,846	(1)	$1,847	(184700.0)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	2,187	(2,664)	$4,851	(182.1)%
Provision for Income Taxes	103	-	$103	100.0%
Income (Loss) from Continuing Operations	2,084	(2,664)	$4,748	(178.2)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(91,833)	$91,833	(100.0)%
Net Income (Loss)	2,084	(94,497)	$96,581	(102.2)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	(34,016)	$34,016	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$2,084	$(60,481)	$62,565	(103.4)%
Net Income (Loss)	$2,084	$(94,497)	$96,581	(102.2)%
Foreign Currency Translation Adjustments	(48)	65,647	$(65,695)	(100.1)%
Comprehensive Income (Loss)	2,036	(28,850)	$30,886	(107.1)%
Less Comprehensive Loss Attributable to noncontrolling interest	-	(11,310)	$11,310	(100.0)%
Comprehensive Income (Loss) Attributable to General Steel Holding, Inc.	$2,036	$(17,540)	$19,576	(111.6)%

Weighted Average Number of Shares	16,646	13,788	2,858	20.7%
Loss Per Share – Basic and Diluted
Continuing Operations	$0.13	$(0.19)	$0.32	(164.8)%
Operations disposed	0.00	(4.19)	$4.19	(100.0)%
Net Income (Loss) per share	$0.13	$(4.39)	$4.51	(102.9)%

Statements of Operations for the nine months ended September 30, 2016 and 2015:

(In thousands except share data)	2016	2015	Change	Percentage Change
Revenue	372		372	100.0%
Revenue – Related Parties	873	-	873	100.0%
Total Revenue	1,245	-	1,245	100.0%
Selling, General and Administrative Expenses	(1,808)	(4,664)	(2,856)	(61.2)%
Loss from Operations	(563)	(4,664)	4,101	(87.9)%

Other Expense, net	7,767	(3)	7,770	(259000.0)%
Loss Before Provision for Income Taxes and Noncontrolling Interest	7,204	(4,667)	11,871	(254.4)%
Provision for Income Taxes	297	-	297	100.0%
Income (Loss) from Continuing Operations	6,907	(4,667)	11,574	(248.0)%
Net Loss from Operations Disposed, Net of Income Taxes	(2,569)	(1,198,242)	1,195,673	(99.8)%
Net Income (Loss)	4,338	(1,202,909)	1,207,247	(100.4)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	(26)	(482,248)	482,222	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$4,364	$(720,661)	$725,025	(100.6)%
Net Loss	$4,338	$(1,202,909)	$1,207,247	(100.4)%
Foreign Currency Translation Adjustments	(332)	62,520	(62,852)	(100.5)%
Comprehensive Income ( Loss)	4,006	(1,140,389)	1,144,395	(100.4)%
Less Comprehensive Income (Loss) Attributable to General Steel Holdings, Inc.	34	(460,766)	460,758	(100.0)%
Comprehensive Income (Loss) Attributable to General Steel Holding, Inc.	$4,040	$(679,623)	$683,637	(100.6)%

Weighted Average Number of Shares	16,439	12,919	3,520	27.2%
Loss Per Share – Basic and Diluted
Continuing Operations	$0.42	$(0.36)	$0.78	(216.7)%
Operations disposed	(0.15)	(55.42)	55.27	(99.7)%
Net Income (Loss) per share	$0.27	$(55.78)	$56.05	(100.5)%

Revenue, Cost of goods sold and gross profit

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	September 30, 2016	September 30, 2015	Change %

Revenue	349	-	100.0%
Revenue – Related Parties	77	-	100.0%
Total Revenue	426	-	100.0%

Revenue, Cost of goods Sold and Gross Profit for the three months ended September 30, 2016 increased by 100% compared to the same period in 2015. Those increases were due to trading iron ore, nickel-iron-manganese alloys, and other steel-related products starting in the first quarter of 2016 from our acquisition of 100% equity in Tianjin Shuangsi. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, the Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company received 100% equity interest on February 16, 2016.

The Company is not the primary obligor in these trading transactions therefore revenue is reported net of purchases. For the three months ended September 30, 2016, the Company reported gross sales of $26,6 million, all of which $7.0 million was related party sales and the Company had $26.2 million in related party purchases resulting in net revenue of $0.35 million in revenue and $0.08million in related parties revenue.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	September 30, 2016	September 30, 2015	Change %

Revenue	372	-	100.0%
Revenue – Related Parties	873	-	100.0%
Total Revenue	1,245	-	100.0%

Revenue, Cost of goods Sold and Gross Profit for the nine months ended September 30, 2016 increased by 100% compared to the same period in 2015. Those increases were due to trading iron ore, nickel-iron-manganese alloys, and other steel-related products starting in the first quarter of 2016 from our Tianjin Shuangsi.

The Company is not the primary obligor in these trading transactions therefore revenue is reported net of purchases. For the nine months ended September 30, 2016, the Company reported gross sales of $121.9 million, of which $84.1 million was related party sales and the Company had $120.6 million in purchases, of which $78.5 million were related party purchases resulting in net revenue of $0.4 million and $0.9 million for related party revenue.

General and Administrative Expenses (“G&A”)

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	September 30, 2016	September 30, 2015	Change %

General and administrative expenses	$(85)	$(2,663)	(96.8)%

G&A expenses decrease by 96.8% to $85 thousands for the three months ended September 30, 2016, compared to $(2.7) million for the same period in 2015. The decrease was mainly due to the decrease in professional expenses in related to our listing expenses as a public company as well as the decrease in corporate office expenses. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively, the Company’s professional expenses in relation to the accounting and auditing of these entities were also be reduced accordingly. In addition, we were downsizing our corporate office in Beijing, as a result, our rental expense, salary expenses, office expense and travel expenses also reduced significantly.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	September 30, 2016	September 30, 2015	Change %

General and administrative expenses	$(1,808)	$(4,664)	(61.2)%

G&A expenses decrease by 61.2 % to $(1.81) million for the nine months ended September 30, 2016, compared to $(4.66) million for the same period in 2015. The decrease was mainly due to the decrease in corporate office expenses. Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture and Maoming Hengda, respectively. We were downsizing our corporate office in Beijing, as a result our rental expense, salary expenses, office expense and travel expenses reduced significantly.

Income (Loss) from Operations

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Income (Loss) from operations	$341	$(2,663)	(112.8)%

Income from operations for the three months ended September 30, 2016 was $0.341 million as compared to a loss of $(2.66) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease in G&A expenses and the increase revenue as discussed above.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Loss from operations	$(563)	$(4,664)	(87.9)%

Loss from operations for the nine months ended September 30, 2016 was $(0.56) million as compared to a loss of $(4.66) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease in G&A expenses and the increase revenue as discussed above.

Other Income (Expense)

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Income (Loss) from equity investment	$(609)	$-	(100.0)%
Finance/interest expense	-	(1)	(100.0)%
Gain from debt settlement	2,455		100.0%
Total other (expense) income, net	$1,846	$(1)	(184700.0)%

Total other income (expense), net, for the three months ended September 30, 2016 was $1.8 million, a 184700.0% increase compared to $(0.001) million for the same period in 2015. The increase was mainly a result of the $2.5 million gain from $3.6 million debt settlement.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Loss from equity investment	$(956)	$-	(100.0)%
Finance/interest expense	(1)	(3)	(66.7)%
Gain from debt settlement	2,455	-	100%
Gain from disposal of Catalon	6,269	-	100%
Total other income (expense), net	$7,767	$(3)	(259000.0)%

Total other income (expense), net, for the nine months ended September 30, 2016 was $7.8 million, compared to $0.003 million other expense for the same period in 2015. The change was mainly the $2.5 million gain from $3.6 million debt settlement and disposal of subsidiary.

On March 31, 2016, the Company decided to dispose of Catalon. The net efficiency of Catalon at the time of disposal was $1.93 million, the cancellation of shares that were issued and valued at $4.3 million resulted in a gain of $6.27 million.

Income Taxes

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Provision for income taxes	$103	$-	100%

For the three months ended September 30, 2016, we had a total tax provision from our profitable subsidiary, Tianjin Shuangsi of $0.1 million, compared to $0 tax provision for the same period in 2015. No deferred income tax benefit was recorded for the three months ended September 30, 2015 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Provision for income taxes	$297	$-	100%

For the nine months ended September 30, 2016, we had a total tax provision from our profitable subsidiary, Tianjin Shuangsi of $0.3 million, compared to $0 tax provision for the same period in 2015. No deferred income tax benefit was recorded for the nine months ended September 30, 2016 as the resulting deferral of tax assets being fully reserved because the benefit was not considered to be realizable due to recent historical experience.

Net Loss from Continuing Operations

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Net income (loss) from continuing operations	$2,084	$(2,664)	(178.2)%

 Net income from continuing operations for the three months ended September 30, 2016 was $2.084 million as compared to a loss of approximately $(2.664) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease of of G&A expenses and the increase revenue as discussed above.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Net income (loss) from continuing operations	$6,907	$(4,667)	(248.0)%

Net income from continuing operations for the nine months ended September 30, 2016 was $6.9 million as compared to a loss of approximately $(4.7) million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease of G&A expenses, the increase revenue and the gain from disposal of Catalon as discussed above.

Net Loss from Operations Disposed

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(91,833)	(100.0)%

Net loss from operations disposed for the three months ended September 30, 2016 was approximately $0 as compared to a loss of approximately $(91.8) million for the same period in 2015. The loss from our Longmen Joint Venture and Maoming Hengda disposed operations was a result of disposing its rebar business. We did not have such loss since Longmen Joint Venture operation was disposed in December 2015 and Maoming Hendga operations in March 2016.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Net loss from operations disposed, net of applicable income taxes	$(2,569)	$(1,198,242)	(99.8)%

Net loss from operations disposed for the nine months ended September 30, 2016 was approximately $(2.6) million as compared to a loss of approximately $(1.2) billion for the same period in 2015. The loss from our Longmen Joint Venture and Maoming Hengda disposed operations was a result of disposing its rebar business as opposed to the disposed operations from Maoming Hengda for the current period. Net loss from Maoming Hengda operation was approximately $(2.6) million for the nine months ended September 30, 2016.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended September 30, 2016 compared with three months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Net income (loss)	$2,084	$(94,497)	(102.2)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	(34,016)	(100.0)%
Net loss attributable to General Steel Holdings, Inc.	$2,084	$(60,481)	(103.4)%

Net income attributable to us for the three months ended September 30, 2016 was $2.084 million as compared to $60.5 million net loss for the same period in 2015. The decrease in net loss attributable to us for the three months ended September 30, 2016 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015 and a result of the loss from our Maoming Hengda operations, which we disposed of on March 21, 2016.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

(in thousands)
	2016	2015	Change %

Net income (loss)	$4,338	$(1,202,909)	(100.4)%
Less: Net loss attributable to the noncontrolling interest from operations to be disposed	-	-	0%
Less: Net loss attributable to the noncontrolling interest from operations disposed	(26)	(482,248)	(100)%
Net income (loss) attributable to General Steel Holdings, Inc.	$4,364	$(720,661)	(100.6)%

Net income attributable to us for the nine months ended September 30, 2016 was $4.36 million as compared to $(720.7) million for the same period in 2015. The decrease in net loss attributable to us for the nine months ended September 30, 2015 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015 and a result of the loss from our Maoming Hengda operations, which we disposed of on March 21, 2016.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, our current liabilities exceeded the current assets by approximately $8.28 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Additional equity or debt financing

Substantially all of our operations are conducted in China and all of our revenues are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to PRC exchange control regulations that restrict its ability to convert RMB into U.S. Dollars.

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

Short-term Loans – Other

As of September 30, 2016, we had no short-term loans – other.

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

The Company engages in trading of steel related products and the Company’s business is not capital intensive. Debt financing in the form of short term loans, loans from related parties, have been utilized to finance the working capital requirements of the Company. The main operating expenses are public Company maintenance costs which our CEO, Mr. Yu Zuo Sheng, fully provides the operating funds.

Due to restructuring, the Company’s working capital deficit has decreased to approximately $8.28 million as of September 30, 2016 from $75.9 million as of December 31, 2015. As of September 30, 2016 current assets are mainly composed of cash, accounts receivables and other receivables. In 2017, the Company extended the payment terms of its payable to related parties until the end of 2020, therefore removing theses related parties payable, working capital is $4.0 million.

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

Cash-flow

Operating Activities

Net cash provided by and used in operating activities for the nine months ended September 30, 2016 and 2015 was $22.5 million and $124.6 million, respectively. This change was mainly due to the combination of the following factors:

•	The net income from continuing operations of $6.9 million, net of some non-cash items for the nine months ended September 30, 2016 compared to loss of $4.7 million in the same period in 2015. The non-cash items include the following

-	Stock issued for service and compensation
-	Loss from equity investment
-	Gain from disposal of Catalon
-	Bad debt expense

•	The primary reasons for material fluctuations in cash inflows were as follows:

-	Customer deposit, including related party: the increase in customer deposits mainly due to our customer deposits made prior to September 30, 2016 to pay for the products that we subsequently sold for our new trading business.
-	Accounts payable – related party: the increase in accounts payable enables us to have more cash flow to support our trading business

•	The primary reasons for material fluctuations in cash outflows were as follows:

-	Accounts receivable, including related party: the increase in accounts receivable was mainly due to sales made prior to September 30, 2016 that have not been collected for our new trading business.

Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly because we incurred significant losses from our Longmen Joint Venture from January 1, 2015 to September 30, 2015. The cash outflow for the nine months ended September 30, 2016 was mainly due to Hengda Steel which was disposed in March, 2016.

Investing activities

Net cash used in investing activities was approximately $23.1 million for the nine months ended September 30, 2016 compared to net cash provided by investing activities of $91.7 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we purchased an immaterial amount of equipment and had other receivables from related parties in the amount of approximately $23.1 million. During the same period in 2015, the increase in cash from investing activities was mainly due to the net cash provided by the investing activities from operations to be disposed and from our disposed entity, Longmen Joint Venture, from January 1, 2015 to September 30, 2015 resulting in the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. During the period, Longmen Joint Venture had less note payable to settle with suppliers.

Financing activities

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2016 compared to $16.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we had borrowings from our related parties to pay for certain operating expenses on behalf of the Company. Compared to the same period in 2015, the increase of cash inflow from financing activities was mainly driven by our disposed entity, Longmen Joint Venture, from January 1, 2015 to September 30, 2015 due to repayment of short term notes payable and short term bank loans offset by the borrowing from short term unrelated party loans.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the nine months ended September 30, 2016. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the nine months ended September 30, 2016 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the nine months ended September 30, 2016 and 2015. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2016 due to material weaknesses in our internal control over financial reporting previously identified in our December 31, 2015 Form 10K filing and described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.
•	Ineffective due diligence procedure performed in our acquisition of Catalon.
•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

 Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2016.

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

