Form 10-K
period 2016-12-31
GENERAL STEEL HOLDINGS INC
filed 2018-12-04
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most completed second fiscal quarter prior to December 31, 2016, based upon the price of $1.06 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $7.6 million. The registrant has no non-voting common equity.

As of November 15, 2018, 24,774,881 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

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

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment, we have been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Our main operation through December 30, 2015 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

On November 4, 2015, the Board authorized the Company's management to pursue the potential sale of all its ownership in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") and Longmen Joint Venture to divest from and restructure the steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned.

In October 2015, we completed our acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, we became aware of operational issues related to Catalon. It was determined that such issues might have affected Catalon’s prior operations, as well as its ability to conduct business in the future. As such, at the time weexpected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Because we have decided to dispose of Catalon in the near future, the Company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016 the Company has decided to dispose of Catalon, so the result of operations of Catalon was presented as discontinued operations in December 31, 2016 in the consolidated financial statements. On September 21, 2018, the shares issued to Catalon were cancelled.

Our remaining steel business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd, (“Tianjin Shuangsi”), a trading company that mainly sources overseas iron ore for steel mills. We acquired a 100% equity interest in Tianjin Shuangsi on February 16, 2016. On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the results of operations was presented as operations to be disposed in December 31, 2016 in the consolidated financial statements See Note 2(o) – Operations held for sale and operations disposed/to be disposed.

As a result of this restructuring, our former steel-related subsidiaries, including Longmen Joint Venture (prior to December 30, 2015), Maoming Hengda and our recently acquired non steel-related subsidiary, Catalon and Shuangsi, all of which represented a majority of our consolidated sales and operations, are presented as discontinued operations or operations held for sale in our Consolidated Balance Sheets and Consolidated Statements of Operations.

Recent Developments

On July 18, 2016, we received a notice from the staff of the New York Stock Exchange (the “NYSE”) stating that the NYSE had determined to commence proceedings to delist our common stock, and our common stock would be suspended at the close of trading on the same date.

In the notice and in a public announcement distributed by the NYSE on July 18, 2016, the NYSE stated that we were previously deemed below compliance with the NYSE’s continued listing standard requiring listed companies to maintain either (i) at least $50 million in stockholders’ equity or (ii) at least $50 million in total market capitalization on a 30 trading day average basis. The NYSE noted that they had previously accepted our 18-month plan to regain compliance with the listing standard. However, the NYSE stated that as of the expiration of the plan period on July 9, 2016, we were unable to demonstrate that we had regained compliance with the applicable continued listing standard. The NYSE also included in its public announcement that we were delayed in filing with the SEC of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter end March 31, 2016.

We appealed the delisting determination by submitting a request for review in writing to the NYSE Regulations, Inc., Board of Directors’ Committee for Review (the “CFR”)

Prior to the NYSE notice, we had presented to the NYSE the steps we intended to take to address the deficiencies raised by the staff at NYSE. We reached an agreement with a number of our current debt holders to forgive existing debt and/or exchange debt for equity, which when completed, would have increased our stockholders’ equity to at least $50 million thereby satisfying the NYSE’s continued listing standard.

On October 20, 2016, we received a letter from the CFR that our appeal was denied. On October 25, 2016, our common stock was delisted.

Change in Control

On August 24, 2018, the Company entered into a subscription agreement with Hummingbird Holdings Limited, a BVI entity . Pursuant to the Subscription Agreement, the Investor purchased 7,352,941 shares of the Company’s common stock, par value $0.001 per share, representing 29.7% of our issued and outstanding common stock at a purchase price of $0.034 per share for aggregate gross proceeds of $250,000. Victory New Holdings Limited, a British Virgin Islands entity controlled by our chief executive officer. Mr. Zuosheng Yu, entered into a stock purchase agreement with Hummingbird whereby it sold 3,092,899 of our Series A Preferred Stock, representing 100% of our Series A Preferred Stock. In addition, Mr. Yu sold to Hummingbird (i) 944,780 shares of common stock held in his name and (ii) 4,800,000 shares of common stock held in the name of Golden Eight Investments Limited (‘‘Golden Eight’’), of which Mr. Yu is the sole director of Golden Eight. As a result of the transactions, Hummingbird owns 52.9% of our issued and outstanding common stock and through ownership of our Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock.

Subsidiaries

We presently have controlling interests in one subsidiary under continuing operations:

•	Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) which is a holding company and its main operations is the 32% equity investment in in Tianwu General Steel Material Trading Co., Ltd.

Operations held for sale:

Our remaining steel business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd, (“Tianjin Shuangsi”), a trading company that mainly sources overseas iron ore for steel mills. We acquired a 100% equity interest in Tianjin Shuangsi on February 16, 2016. On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received.

Subsidiaries disposed:

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

On March 21, 2016, we sold our equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company already had 32% equity interest in, for RMB 328.0 million in cash or approximately $50.5 million and with this transaction completed the full divestiture of our steel manufacturing and distribution business was completed. The agreement was further amended in September 2016 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for the total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement.

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital.

Catalon Chemical Corp.

In October 2015, we acquired an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, we became aware of some operational issues related to Catalon. It was determined that such issues might have affected Catalon’s prior operations as well as its ability to conduct business in the future. As such, we are expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement at the end of 2016. Because we have decided to dispose of Catalon in the near future, we are presenting Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015 in the consolidated financial statements. Due to operational issues, Catalon was not able to meet the Minimum Sales Target or Minimum Net Profit applicable as stipulated in the Stock Exchange agreement, therefore the board has voted unanimously to cancel the shares that were placed in escrow for the selling shareholders. As such the Company deconsolidated Catalon on March 31, 2016. See Note 2(o) in the accompanying notes to consolidated financial statements.

Steel Production Capacity Information Prior to Disposal in 2016

Annual Production Capacity (metric tons)	Maoming Hengda (1)
Crude Steel	-
Processing	400,000

Main Products	Rebar

Main Application	Infrastructure and construction

Marketing and Customers

Since we completed the divestiture of our steel manufacturing business the Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% of the equity interest on February 16, 2016 for contract price of RMB19 million and debt assumed of RMB 18.8 million for a net purchase price of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of a related entity of the Company, and the CEO’s relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

Our revenue is dependent, in large part, on significant contracts with a limited number of large customers, including related parties. For the year ended December 31, 2016, three of the Company’s customers, including related parties, individually accounted for 33.0%, 29.5% and 6.3% of total sales for the year ended December 31, 2016.

Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions in China.

Industry Environment

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

In 2016, the state's efforts to promote the structural reform of the supply side, the steel industry was able to achieve the goals of steel production control and therefore demand steadily increased. Steel price and overall profitability of the industry was improved compared to 2016. However, due to weak demand growth, overall inventory level is still high. We therefore rely on the trading business of iron ore and steel, with the expectation that steel industry environment will gradually improve due to decrease in inventory level.

Employees

As of December 31, 2016, we had approximately 11 full-time employees.

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

We sold our entire equity interest in General Steel (China) Co., Ltd. together with Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) to Victory Energy Resource Limited, a HK registered company indirectly-owned by Zuosheng Yu, our Chairman, in December 2015. In addition, we sold our entire equity interest in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") to a non-related party and completed the divestiture of our steel manufacturing business due to certain near-term challenges in the steel sector. The majority of our operating assets and businesses were divested at the end of 2015 and in the first quarter of 2016 and our only operating entity, Tianjin Shuangsi, a trading company that primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products, which we acquired in February 2016, has a limited operating history. We are still in an early phase, and are just beginning to implement our business plan. The likelihood of our success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development, with low barriers to entry. We may not be successful in attaining the objectives necessary for us to overcome these risks and uncertainties. There can be no assurance that we can properly develop and operate our newly acquired entity and as a result our future growth and profitability may be adversely effected.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, bankruptcy, or criminal proceedings against us or our customers. Along with our subsidiaries, we are considered foreign persons or foreign funded enterprises under PRC law, and, as a result, we are required to comply with certain PRC laws and regulations. These laws and regulations are relatively new and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, the Chinese authorities retain broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business licenses and requiring actions necessary for compliance. In particular, licenses, permits and beneficial treatment issued or granted to us by relevant governmental bodies may be revoked at a later time under contrary findings of higher regulatory bodies. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. We may be subject to sanctions, including fines, and could be required to restructure our operations. Such restructuring may not be deemed effective or may encounter similar or other difficulties. As a result of these substantial uncertainties, there is a risk that we may be found in violation of current or future PRC laws or regulations..

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers, demand for our services and our business.

Substantially all of our assets, and the assets of our operating subsidiaries, are located in China and our revenue is derived from our operations in China. We anticipate that our revenues generated in China will continue to represent all of our revenues in the near future. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. In addition, the Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in reduced demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

In recent years, the government of China has undertaken various measures to alleviate the effects of inflation, especially with respect to key commodities. From time to time, the PRC National Development and Reform Commission announces national price controls on various products. The government of China has also encouraged local governments to institute price controls on products. Such price controls could adversely affect our future results of operations.

If relations between the United States and China continue to deteriorate, we may experience difficulties accessing the United States capital markets.

The United States and China have had disagreements over political and economic issues.. Any political or trade controversies between the United States and China could impact our ability to access United States capital markets.

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

In addition, all of our subsidiaries that are incorporated in China are subject to all applicable PRC laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and other foreign investors, including you, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. For example, according to current tax laws and regulations, we are responsible to pay business tax on a “Self-examination and Self-application” basis. However, since there is no clear guidance as to the applicability of certain preferential tax treatments, we may be found in violation of the interpretation of local tax authorities with regard to the scope of taxable services and the percentage of tax rate and therefore might be subject to penalties, including but not limited to, monetary penalties. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

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

As a result of the delisting of our common stock from the NYSE, our common stock is quoted on the OTC Pink, which is less efficient than, and not as broad as, the NYSE.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

After the disposition of Maoming Hengda in March 2016, we no longer have land use rights.

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

ITEM 4. MINE SAFETY DISCLOSURES.

The information required by Item 4 is not applicable to us, as we have no mining operations involved in our business

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until July 18, 2016, our common stock was listed on the NYSE under the symbol “GSI”. As of the close of trading on such date, our common stock was suspended from the NYSE. As of October 25, 2016 our common stock was delisted from the NYSE and is quoted on the OTC Pink.

The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2018
High	$0.04	$0.04	$0.04	$
Low	$0.04	$0.03	$0.03	$
2017
High	$0.11	$0.08	$0.06		$0.08
Low	$0.09	$0.08	$0.06		$0.06
2016
High	$1.85	$1.11	$0.30		$0.13
Low	$1.66	$1.05	$0.30		$0.11
2015
High	$5.15	$5.15	$4.15		$3.50
Low	$3.15	$3.45	$3.00		$0.83

As of September 11, 2018, there were approximately 336 holders of record of our common stock.

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

Recent Sales of Unregistered Sale Securities

We’ve had no sales of unregistered securities that have not been disclosed on a Current Report on Form 8-K.

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

OVERVIEW

On November 4, 2015, our Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized our management to pursue the potential sale of all our ownership interest in Maoming Hengda and Longmen Joint Venture in order to unlock the hidden value in Maoming Hengda's land assets, as well as divest from and restructure our steel business. On December 30, 2015, we sold our equity interest in General Steel (China) Co., Ltd and Longmen Joint Venture. On March 21, 2016, we sold our equity interest in Maoming Hengda and completed the divestiture of our steel business as planned. As a result, General Steel (China) Co., Ltd. which included Longmen Joint Venture and subsidiaries’ financial information was presented as operation disposed and Maoming Hengda’s financial information was presented as operations to be disposed and assets and liabilities held for sale for the year ended December 31, 2015. Maoming Hengda’s financial information was presented as disposed operations for the year ended December 31, 2016 in the consolidated financial statements.

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some operational issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Therefore the Company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016 the Company disposed of Catalon, so the result of operations of Catalon is being presented herein as discontinued operations.

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

RESULTS OF OPERATIONS

Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture, Maoming Hengda and Catalon, respectively, the Company’s remaining business is primarily comprised of Tianjin Shuangsi, a trading company in which the Company received a 100% equity interest on February 16, 2016 for contract price of RMB19 million and debt assumed of RMB 18.8 million for a net purchase price of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of an entity related to the Company and the chief executive officer’s relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Shuangsi for RMB 20,000,000 (approximately $2.88 million) so the result of operations was presented as operations to be disposed on December 31, 2016 in the consolidated financial statements

Statements of Operations for the years ended December 31, 2016 and 2015:

(In thousands except share data)	2016	2015	Change	Percentage Change

Selling, General and Administrative Expenses	$(2,710)	$(10,811)	8,101	(74.9)%
Loss from Operations	(2,710)	(10,811)	8,101	(74.9)%
Other Income (Loss)	7,380	(3)	7,383	(246100.0)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	4,670	(10,814)	15,484	(143.2)%
Provision for Income Taxes	-	-	-	-%
Income (Loss) from Continuing Operations	4,670	(10,814)	15,484	(143.2)%
Net Income (Loss) from Operations to Be Disposed, Net of Income Taxes	122	(13,680)	13,802	(100.9)%
Net Loss from Operations Disposed, Net of Income Taxes	(2,530)	(1,279,820)	1,277,290	(99.8)%
Net Income (Loss)	2,262	(1,304,314)	1,306,576	(100.2)%
Less: Net Income (Loss )Attributable to Noncontrolling Interest from Operations to Be Disposed	-	(1,933)	1,933	(100.0)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	(26)	(513,092)	513,066	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$2,288	$(789,289)	791,577	(100.3)%
Net Income (Loss)	$2,262	$(1,304,314)	1,306,576	(100.2)%
Foreign Currency Translation Adjustments	(645)	93,824	(94,469)	(100.7)%
Comprehensive Income (Loss)	1,617	(1,210,490)	1,212,107	(100.1)%
Less Comprehensive Loss Attributable to noncontrolling interest	(34)	(483,442)	483,408	(100.0)%
Comprehensive Income (Loss) Attributable to General Steel Holding, Inc.	$1,651	$(727,048)	728,699	(100.2)%
Weighted Average Number of Shares	17,302	13,749	3,553	25.8%
Income (Loss) Per Share – Basic and Diluted
Continuing Operations	$0.27	$(0.79)	1.06	(134.2)%
Operations to be disposed	0.00	(0.85)	0.85	(100.0)%
Operations disposed	(0.15)	(55.77)	55.62	(99.7)%
Net Income (Loss) per share	$0.13	$(57.41)	57.54	(100.2)%

General and Administrative Expenses (“G&A”)

Fiscal year ended December 31, 2016 compared with fiscal year ended December 31, 2015

(in thousands)	December 31, 2016	December 31, 2015	Change %

General and administrative expenses	$(2,710)	$(10,811)	(74.9)%

G&A expenses decreased by 74.9% to $(2.7) million for the year ended December 31, 2016, compared to $(10.8) million for the same period in 2015. The decrease was mainly due to the decrease in professional expenses related to our listing expenses as a public company due to the delisting, as well as the decrease in corporate office expenses. Since we completed the divestiture of our steel manufacturing business the Company’s professional expenses in relation to the accounting and auditing of these entities was also reduced. In addition, we downsized our corporate office in Beijing, and as a result, our rental expense, salary expenses, office expense and travel expenses also reduced significantly.

Loss from Operations

Fiscal year ended December 31, 2016 compared with fiscal year December 31, 2015

(in thousands)	2016	2015	Change %

Loss from operations	$(2,710)	$(10,811)	(74.9)%

Loss from operations for the year ended December 31, 2016 was $2.7 million as compared to a loss of $10.8 million for the same period in 2015. The decrease in loss from operations was predominantly due to the decrease in G&A expenses as discussed above.

Other Income (Expense)

Fiscal year ended December 31, 2016 compared with fiscal year ended December 31, 2015

(in thousands)	2016	2015	Change %

Loss from equity investment	(1,204)	-	(100.0)%
Gain from debt settlement	2,455	-	100.0%
Gain from disposal of Catalon	6,269	-	100.0%
Finance/interest expense	-	(3)	(100.0)%
Other expense	(140)	-	100.0%
Total other income (expense), net	$7,380	$(3)	(246,100.0)%

Total other income (expense), net, for the year ended December 31, 2016 was $7.4 million, a 246,100.0% increase compared to $0 million other expense for the same period in 2015. The increase in other income is mainly due to gain from debt settlement and disposal of Catalon. The Company also had a loss from its 32% equity investment in Tianwu of $1.2 million.

On March 31, 2016, the Company decided to dispose of Catalon. The net efficiency of Catalon at the time of disposal was $1.93 million, the cancellation of shares was valued at $4.3 million resulting in a gain of $6.27 million.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $0.35per share resulting in a gain on debt extinguishment of $2,454,546.

The Company has not filed its federal income taxes as of the date of filing and has accrued $140,000 in penalties for the year ended 2016.

Net Income (Loss) from Continuing Operations

Fiscal year ended December 31, 2016 compared with fiscal year ended December 31, 2015

(in thousands)	2016	2015	Change %

Net income (loss) from continuing operations	$4,670	$(10,814)	(143.2)%

 Net income from continuing operations for the year ended December 31, 2016 was $4.7 million as compared to a loss of approximately $(10.8) million for the same period in 2015. The increase income from operations was predominantly due to decreased general and administrative expenses and other income as discussed above.

Net Income (Loss) from Operations to be Disposed

Fiscal year ended December 31, 2016 compared with fiscal ended December 31, 2015

(in thousands)	2016	2015	Change %

Net income (loss)from operations to be disposed, net of applicable income taxes	$122	$(13,680)	(100.9)%

Net income of $0.12 million was from Tianjin Shuangsi at December 31, 2016 as compared to a loss of $(14.0) million for the same period in 2015. The loss from operations to be disposed was predominantly due to the impairment charge of $12.2 million from Catalon after we became aware of operational issues related to Catalon which was disposed of in March 2016.

Net Loss from Operations Disposed

Fiscal year ended December 31, 2016 compared with fiscal ended December 31, 2015

(in thousands)	2016	2015	Change %

Net loss from operations to be disposed, net of applicable income taxes	$(2,530)	$(1,279,820)	(99.8)%

Net loss from operations disposed for the year ended December 31, 2016 was approximately $(2.5) million as compared to a loss of approximately $(1.3) billion for the same period in 2015.

For the year ended 2016, loss from operations to be disposed mainly consist of Maoming Hengda’s loss of $(2.5) million compared with $(1.3) billion of loss from Longmen Joint Venture. There was no loss from operations of Catalon for the year ended December 31, 2016.

Net Loss attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2016 compared with the year ended December 31, 2015

(in thousands)	2016	2015	Change %

Net income (loss)	$2,262	$(1,304,314)	(100.2)%
Less: Net loss attributable to the noncontrolling interest from continuing operations	-	-	-
Less: Net loss attributable to the noncontrolling interest from operations to be disposed	-	(1,933)	(100.0)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	(26)	(513,092)	(100.0)%
Net income (loss) attributable to General Steel Holdings, Inc.	$2,288	$(789,289)	(100.3)%

Net income attributable to us for the year ended December 31, 2016 was $2.3 million as compared to loss $(789.3) million for the same period in 2015. The decrease in net loss attributable to us for the year ended December 31, 2016 was mainly a result of the loss from our Longmen Joint Venture operations, which we disposed of on December 30, 2015.

We have subsidiaries in which we do not have a 100% ownership interest. Allocation of income or loss to these non-controlling interests is based on the percentage of their equity investment times the subsidiaries’ net income or loss.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, our current liabilities exceeded the current assets by approximately $8.24 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Additional equity or debt financing

Based on the above considerations, our Board of Directors is of the opinion that are able to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due over the twelve months from the balance sheet date.  In addition, we have completed the divestiture of our steel manufacturing business as planned on terms favorable to the Company by reducing our net deficiency and although recently acquired businesses are not yet profitable or proven, they are not expected to result in net working capital deficiency as compared to our steel business.

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

Short-term Loans – Other

For the year ended December 31, 2016, we had no short term loans outstanding. On August 19, 2016, we signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, to convert short-term loans payable in the amount of $3.6 million into 3,272,727 shares of Common Stock at $0.35 per share resulting in a gain on debt extinguishment of $2,454,546.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary financing resources to continue operations, along with the market and general economic condition. Management anticipates that the Company will be dependent, for the near future, on debt financing in the form of short-term loans, loans from related parties, to finance the working capital requirements of the Company. However, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The Company had working capital deficit of $8.2 million for the year ended December 31, 2016 and working capital deficit $75.9 million for the year ended December 31, 2015. In addition, the Company had an accumulated deficit of $1.25 billion at December 31, 2016 and incurred negative cash flows from operating activities totaling $(2.9) million as of December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 and 2015 was $2.9 million compared to $16.6 million net cash used by operating activities, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income from continuing operations of $4.6 million for the year ended December 31, 2016, compared to $(10.8) million in the same period in 2015. The non-cash items include the following:

-	Stock issued for service and compensation decreased by $7 million. $6.3 million gain from disposal of Catalon , and $2.5 million gain from debt settlement of $3.6 million short term loan.

•	The primary reasons for the material fluctuations in cash inflow were as follows:

-	Other payables and accrued labilities: The increase in other payables and accrued labilities was mainly because we incurred more professional expense that we had not paid for prior to December 31, 2016; and

•	The primary reasons for material fluctuations in cash outflow were as follows:

-	Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly from Maoming Hengda from January 1, 2016 to March 15, 2016.

Investing activities

Net cash used by investing activities was $0.001 million for the year ended December 31, 2016 compared to net cash provided by investing activities of $151.2 million for the year ended December 31, 2015. Fluctuation in cash inflow between the two periods was mainly due to the net cash provided by the investing activities from operations to be disposed and from our disposed entity, Longmen Joint Venture, from January 1, 2015 to December 30, 2015 resulting in the decrease of restricted cash. Restricted cash was used as a pledge for our notes payable as required by the bank. During the period, Longmen Joint Venture needed less notes payable to settle with suppliers.

Financing activities

Net cash provided by financing activities was $3.0 million for the year ended December 31, 2016 compared to $148.7 million used in financing activities for the year ended December 31, 2015. Compared to the same period in 2015, the increase of cash inflow from financing activities was mainly due to issuance of 1.5 million shares of our common stock, resulting in cash inflow of $1.5 million and additional borrowing from related party of 1.5 million, mainly to fund operations and cost of public company maintenance.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2016. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2016 fiscal year that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations and Commercial Commitments

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. Throughout our operating history, we have funded our contractual obligations and commercial commitments through financing arrangements and operating cash flow, including, but not limited to, operating income, payments collected from customers in advance and stock issuances. Below, we have presented a summary of the most significant contractual obligations and commercial commitments in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2016 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Other payables - related parties	$49,832	$49,832	-	-	-
Total	$49,832	$49,832	$-	$-	$-

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

Principles of consolidation – subsidiaries

The accompanying consolidated financial statements include the financial statements of our Company and our subsidiaries.

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

On December 28, 2015 General Steel (China) sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of our wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of December 31, 2016, Tongyong Shengyuan’s net investment in the unconsolidated entity was $12.8 million

Operations held for sale

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

Income Taxes

We did not conduct any business and did not maintain any branch office in the United States during the years ended December 31, 2016 and 2015. Therefore, no provision for withholding of U.S. federal or state income taxes has been made. The tax impact from undistributed earnings from overseas subsidiaries is not recognized as there is no intention for future repatriation of these earnings.

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

Recently issued accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In April 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

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

/s/ Friedman LLP

New York, NY

August 30, 2016

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of General Steel Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of General Steel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from recurring working capital deficit, negative cash flows from operating activities, and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

December 4, 2018

We have served as the Company's auditor since 2017.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value per share data)

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$4	$4
Other receivables, net	1	163
Other receivables - related party	40,750	-
Prepaid expense and other	-	481
Current assets held for sale	30,581	1,609
TOTAL CURRENT ASSETS	71,336	2,257

OTHER ASSETS:
Investment in unconsolidated entities	12,759	14,886
Equipment, net	1	18,618
TOTAL OTHER ASSETS	12,760	33,504

TOTAL ASSETS	$84,096	$35,761

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term loan - other	$-	$3,600
Accounts payable - related party	-	-
Other payables and accrued liabilities	732	636
Other payables - related parties	49,832	42,756
Customer deposit - related parties	-	-
Taxes payable	-	14
Current liabilities held for sale	29,008	31,155
TOTAL CURRENT LIABILITIES	79,572	78,161

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2016 and December 31, 2015	3	3
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 200,000,000 and 40,000,000 shares authorized, 20,494,670 and 17,802,357 shares issued, and 20,000,208 shares and 17,307,895 shares outstanding as of December 31, 2016 and December 31, 2015, respectively (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	20	18
Treasury stock, at cost, 494,462 shares as of December 31, 2016 and December 31, 2015 (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	(840)	(840)
Additional-paid-in-capital	1,253,384	1,208,667
Statutory reserves	1,107	1,107
Accumulated deficit	(1,250,522)	(1,252,810)
Accumulated other comprehensive income	1,372	2,009
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	4,524	(41,846)

NONCONTROLLING INTERESTS	-	(554)

TOTAL EQUITY (DEFICIENCY)	4,524	(42,400)

TOTAL LIABILITIES AND EQUITY	$84,096	$35,761

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(In thousands, except per share data)

	2016	2015

GENERAL AND ADMINISTRATIVE EXPENSES	$(2,710)	$(10,811)

LOSS FROM OPERATIONS	(2,710)	(10,811)

OTHER INCOME (EXPENSE)
Income (loss) from equity investment	(1,204)	-
Finance/interest expense	-	(3)
Gain from debt settlement	2,455	-
Gain from disposal of Catalon	6,269	-
Other expense	(140)	-
Other income (expense), net	7,380	(3)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	4,670	(10,814)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4,670	(10,814)

DISCONTINUED OPERATIONS - Note 2(o):
NET INCOME FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	122	(13,680)
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	(2,530)	(1,279,820)

NET INCOME (LOSS)	2,262	(1,304,314)

Less: Net loss attributable to noncontrolling interest from operations to be disposed	-	(1,933)
Less: Net loss attributable to noncontrolling interest from operations disposed	(26)	(513,092)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$2,288	$(789,289)

NET INCOME (LOSS)	$2,262	$(1,304,314)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(645)	93,824

COMPREHENSIVE INCOME (LOSS)	1,617	(1,210,490)

Less: Comprehensive loss attributable to noncontrolling interest	(34)	(483,442)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$1,651	$(727,048)

WEIGHTED AVERAGE NUMBER OF SHARES
Basic and Diluted (given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015)	17,302	13,749

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.27	$(0.79)
Operations to be disposed	$0.00	$(0.85)
Operations disposed	$(0.15)	$(55.77)

Net income (loss) per share	$0.13	$(57.41)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

								Retained earnings / Accumulated deficits		Accumulated other
	Preferred stock		Common stock (1)		Treasury stock (1)		Additional- paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, December 31, 2014	3,093	$3	12,892	$13	(494)	$(840)	$112,186	$6,472	$(463,521)	$644	$(217,082)	$(562,125)

Net loss attributable to General Steel Holdings, Inc									(789,289)			(789,289)
Net loss attributable to noncontrolling interest											(515,025)	(515,025)
Addition to special reserve								427			416	843
Usage of special reserve								(252)			(283)	(535)
Common stock transferred by CEO for compensation							2,211					2,211
Common stock issued for services			1,300	1			4,088					4,089
Common stock issued to senior management			1,010	1			2,100					2,101
Common stock transferred by CEO for compensation												-
Contribution commitment from noncontrolling interest											489	489
Contribution receivable from noncontrolling interest											(489)	(489)
Acquisition of Catalon			2,600	3			8,317				1,526	9,846
Sale of Steel Operations to entity under common control							1,079,765	(5,540)		(60,876)	698,311	1,711,660
Foreign currency translation adjustments										62,241	31,583	93,824

BALANCE, December 31, 2015	3,093	$3	17,802	$18	(494)	$(840)	$1,208,667	$1,107	$(1,252,810)	$2,009	$(554)	$(42,400)

Net income attributable to General Steel Holdings, Inc									2,288			2,288
Net loss attributable to noncontrolling interest											(26)	(26)
Common stock issued			1,500	2			1,498					1,500
Common stock issued for services			521	-			732					732
Common stock issued for debt cancellation			3,273	3			1,142					1,145
Disposal of Catalon			(2,600)	(3)			(4,313)				359	(3,957)
Sale of Steel Operations to related party							45,658				229	45,887
Foreign currency translation adjustments										(637)	(8)	(645)
												-
BALANCE, December 31, 2016	3,093	$3	20,496	$20	(494)	$(840)	$1,253,384	$1,107	$(1,250,522)	$1,372	$-	$4,524

(1) Given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDEDS DECEMBER 31, 2016 AND 2015

(In thousands)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$2,262	$(1,304,314)
Net loss from operations to be disposed	122	(13,680)
Net loss from operations disposed	(2,530)	(1,279,820)
Net income (loss) from continuing operations	4,670	(10,814)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses	169	-
Share-based compensation	847	7,918
Loss from equity investment	1,204	-
Gain from debt settlement	(2,455)	-
Gain from disposal of Catalon	(6,269)	-
Changes in operating assets and liabilities
Other receivables	(7)	(27)
Prepaid expense and other	-	29
Other payables and accrued liabilities	462	610
Other payables - related party	-	(6,463)
Taxes payable	-	13
Net cash used in operating activities from operations to be disposed/ operations disposed	(1,524)	(7,847)
Net cash used in operating activities	(2,903)	(16,581)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1)	-
Net cash provided by investing activities from operations to be disposed / operations disposed	-	151,249
Net cash (used in) provided by investing activities	(1)	151,249

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	1,454	-
Proceed from private placement	1,500	-
Net cash provided by financing activities from operations to be disposed / operations disposed	-	(148,737)
Net cash provided by financing activities	2,954	(148,737)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	(38)	2,470

INCREASE (DECREASE) IN CASH	12	(11,599)

CASH, beginning of year	44	11,641

CASH, end of year	56	42

Less: cash from operations disposed, end of year	(52)	(38)

CASH FROM CONTINUING OPERATIONS, end of year	$4	$4

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

In view of the near-term challenges for the steel manufacturing sector, the Company strategically accelerated its business transformation between 2016 and 2017. The Company’s transformation strategy is to pursue opportunities that offer compelling benefits to the Company’s organization and shareholders, and includes:

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

On November 4, 2015, the Company's Board of Directors (the "Board"), including the audit committee, committed to a plan and authorized the Company's management to pursue the potential sale of all its ownership interest in Maoming Hengda Steel Company, Ltd. ("Maoming Hengda") and Shaanxi Longmen Iron and Steel Co., Ltd. (“Longmen Joint Venture”) in order to unlock the value in Maoming Hengda's land assets, as well as divest from and restructure the steel business. The results of operations for Maoming Hengda were classified in net loss from operations to be disposed and assets and liabilities held for sale for the year ended December 31, 2015.

On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Zuosheng Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture and subsidiaries at disposal date. The disposed entities’ net loss through the disposal date were consolidated and presented as operations disposed for the year ended December 31, 2015 in the consolidated financial statements. See Note 2(o) “Summary of significant accounting policies – operations held for sale and operations disposed/to be disposed” for details.

On March 21, 2016, the Company sold its interest in Maoming Hengda thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales for the years ended December 31, 2016 and 2015 in the consolidated financial statements.

Other Business Operations:

The Company established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is the holding company for Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”).

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some operational issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company is expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Therefore the Company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016 the Company decided to dispose of Catalon, so the result of operations of Catalon was presented as operations disposed in December 31, 2016 in the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed in December 31, 2016 in the consolidated financial statements See Note 2(o) – Operations held for sale and operations disposed/to be disposed.

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

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of December 31, 2016:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)	PRC	100.0%

(b)	Principles of consolidation

Subsidiaries:

The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries.

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

VIE:

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

For the year ended December 31, 2015 through date of disposal (December 30, 2015)
(in thousands)
Sales	$1,541,564
Gross loss	$(188,153)
(Loss) income from operations	$(1,189,740)
Net loss attributable to controlling interest	$(763,512)

(c)	Going concern

Pursuant to ASU 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company currently has an accumulated deficit, working capital deficit, and incurred negative cash flows from operating activities. These conditions raise substantial doubt as to its ability to continue as a going concern. These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. However, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable to continue as a going concern.

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

The Company has significant exposure to the price fluctuation of raw materials and energy prices as part of its normal operations. As of December 31, 2016 and 2015, the Company did not have any open commodity contracts to mitigate such risks.

Cash includes demand deposits in accounts maintained with banks within the PRC, Hong Kong and the United States. Total cash (including restricted cash balances) in these banks on December 31, 2016 and 2015 amounted to $0.03 million and $0.04 million, respectively. As of December 31, 2016, $0.03 million cash in the bank was covered by insurance. The Company has not experienced any losses in other bank accounts and believes it is not exposed to any risks on its cash in bank accounts.

Three of the Company’s customers from operations held for sales, including related parties, individually accounted for 33.0%, 29.5% and 6.3% of total gross sales for the year ended December 31, 2016 respectively. One of the Company’s customers individually accounted for 15.1% total sales from operations disposed for the year ended December 31, 2015.

One of the Company’s customers, a related party, accounted for 100% of the total customer deposit as of December 31, 2016 from operations held for sale. One of the Company’s customers from operation held for sale individually accounted 96.2% of total accounts receivable, including related parties as of December 31, 2015.

Three of the Company’s suppliers, including two related parties, individually accounted for 29.6%, 15.0% and 40.1% of the total purchases for the year ended December 31, 2016 from operations held for sale. None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2015.

Three of the Company’s suppliers, all related parties, individually accounted for 46.8%, 16.0% and 37.2% of total accounts payable as of December 31, 2016 from operations held for sale, while none of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2015.

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

Translation adjustments included in accumulated other comprehensive income amounted to $1.37 million and $2.0 million as of December 31, 2016 and 2015, respectively. The balance sheet amounts, with the exception of equity at December 31, 2016 and 2015 were translated at 6.94 RMB and 6.49 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2016 and 2015 were 6.64 RMB and 6.23 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The following is a reconciliation of the beginning and ending balance of the assets and liabilities measured at fair value on a recurring basis in operations disposed for the year ended December 31, 2015:

December 31, 2015
(in thousands)
Beginning balance	$70,422
Change in fair value of profit sharing liability:
Change in preset value of estimate of future operating profits	(71,395)
Change in discount rate	5,012
Interest expense - present value discount amortization	2,443
Difference between the previously estimated operating results for the current period and actual results	(6,483)
Exchange rate effect	1
Ending balance	$-

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

(h)	Cash

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

Through their respective disposals long lived assets, including buildings and improvements, equipment and intangible assets are reviewed if events and changes in circumstances indicate that their carrying amount may not be recoverable, to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Impairment loss of $973.9 million to reduce its carrying value to its fair value has been recognized for the year ended December 31, 2015 in operations disposed. No impairment was recognized in 2016.

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

On December 28, 2015 General Steel (China) sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”) to Tongyong Shengyuan, one of our wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of December 31, 2016, Tongyong Shengyuan’s net investment in the unconsolidated entity was $12.8 million

Total investment loss in unconsolidated subsidiaries from continuing operations amounted to $1.2 million and $0 for the years ended December 31, 2016 and 2015, respectively, which was included in “Income (loss) from equity investment” in the consolidated statements of operations and comprehensive loss.

Total investment income (loss) in unconsolidated subsidiaries from operations disposed amounted to $0 and $0.3 million for the years ended December 31, 2016 and 2015, respectively, which was included in net loss from operations disposed in the consolidated statements of operations and comprehensive loss.

The Company performed a significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as a significant equity investee for the year ended December 31, 2016. Tianwu was not deemed a significant investee for 2015 due to insignificant operating results from acquisition date of December 28, 2015. The condensed financial statements of Tianwu is presented as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

(In thousands)

December 31,2016
CURRENT ASSETS:
Cash	$207
Other receivables, net	4,828
Prepayments	80,243
Inventory	1,713
Total current assets	86,991

OTHER ASSETS:
Property and equipment, net	98
Operations held for sale	20,355
Total other assets	20,453

TOTAL ASSETS	$107,444

CURRENT LIABILITIES:
Accounts payable	$4,133
Short term loans	2,880
Other payables and accrued liabilities	24,594
Taxes payable	56
Total current liabilities	31,663

NON-CURRENT LIABILITIES
Long term loans	35,998

TOTAL LIABILITIES	67,661

CAPITAL	48,860
RETAINED DEFICIT	(9,077)

TOTAL EQUITY AND LIABILITIES	$107,444

CONDENSED STATEMENT OF OPERATIONS

(In thousands)

NET SALES	$2,818

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	570
FINANCE EXPENSES	3,905
OTHER EXPENSES (INCOME)	(74)
TOTAL EXPENSES	4,401

INCOME BEFORE PROVISION FOR INCOME TAXES	(1,583)

PROVISION FOR INCOME TAXES	19

NET LOSS FOR CONTINUING OPERATIONS	(1,602)

NET LOSS FROM OPERATIONS HELD FOR SALE	(2,160)

NET LOSS	$(3,762)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(n)	Revenue recognition

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

Gross versus Net Revenue Reporting

In the normal course of the Company’s trading business, the Company orders directly the iron ore, nickel-iron-manganese alloys, and other steel-related products from its suppliers and drop ships the products directly to its customers. In these situations, the Company generally collects the sales proceeds directly from its customers and pays for the inventory purchases to its suppliers separately. The determination of whether revenues should be reported on a gross or net basis is based on the Company’s assessment of whether it is the principal or an agent in the transaction. In determining whether the Company is the principal or an agent, the Company follows the accounting guidance for principal-agent considerations. Because the Company is not the primary obligor and is not responsible for (i) fulfilling the steel-related products delivery, (ii) establishing the selling prices for delivery of the steel-related products, (iii) performing all billing and collection activities including retaining credit risk and (iv) baring the back-end risk of inventory loss with respect to any product return from its customer, the Company has concluded that it is the agent in these arrangements, and therefore report revenues and cost of revenues on a net basis.

Sales in trading transactions, which were netted against corresponding cost of goods sold, amounted to $336.6 million for the years ended December 31, 2015. The net gain (loss) included in either net sales or cost of sales from operations disposed amounted to $1.0 million for the year ended December 31, 2015.

For the year ended December 31, 2016, the Company had gross sales of $140.9 million, of from operations held for sale which $89.2 million were related party sales. Net revenue for related party sales were $0.01 million and $0.22 million for non related party. See details of related party sales and purchases in Note 14.

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

Reconciliation of the Carrying Amounts of Major Classes of Assets and Liabilities of Discontinued Operations Classified as Held for Sale in the Consolidated Balance Sheet which include Shuangsi’ operations as of December 31, 2016, Catalon and Maoming Hengda’s operations as of December 31, 2015, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
(In thousands)	2016	2015

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$26	$38
Accounts receivable, net	1	342
Other receivables, net	-	11
Other receivables - related parties, net	30,554	-
Prepaid taxes	-	1,218
Total current assets held for sale	30,581	1,609

OTHER ASSETS:
Property and equipment, net	1	16,593
Long-term deferred expense	-	2
Intangible assets, net of accumulated amortization	-	2,023
Total other assets held for sale	1	18,618

Total assets of the disposal group classified as held for sale	$30,582	$20,227

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable	$-	$6,336
Accounts payable - related parties	13,448	-
Short term loans - others	-	461
Other payables and accrued liabilities	2,448	2,551
Other payables - related parties	773	21,807
Customer deposits - related parties	12,242	-
Taxes payable	97	-
Total current liabilities held for sale	29,008	31,155

Total liabilities of the disposal group classified as held for sale	$29,008	$31,155

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations to be Disposed Classified as Held for Sale and Disposed in the Consolidated Statements of Operations and Comprehensive Loss.

	For the years ended December 31,
	2016	2015
Operations to be disposed:

SALES	$218	$125
SALES – RELATED PATIES	12	-
TOTAL SALES	230	125

COST OF GOODS SOLD	-	242
GROSS (LOSS) PROFIT	230	(117)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(60)	(13,394)*

INCOME (LOSS) FROM OPERATIONS	170	(13,511)

OTHER INCOME (EXPENSE)
Finance/interest expense	(8)	-
(Loss) gain on disposal of equipment and intangible assets	-	(9)
Other non-operating expense, net	-	(160)
Other expense, net	(8)	(169)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	162	(13,680)
PROVISION FOR INCOME TAXES	40	-
NET LOSS FROM OPERATIONS TO BE DISPOSED	122	(13,680)
Less: Net loss attributable to noncontrolling interest from operations to be disposed	-	(1,933)
NET LOSS FROM OPERATIONS TO BE DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$122	$(11,747)

*Included an impairment charge of $12.2 million in December 2015 associated with Catalon intangible assets (See Note 16)

	For the years ended December 31,
	2016	2015
Operations Disposed:

SALES	$-	$993,744
SALES - RELATED PARTIES	-	549,197
TOTAL SALES	-	1,542,941
COST OF GOODS SOLD	-	1,123,690
COST OF GOODS SOLD - RELATED PARTIES	-	606,414
TOTAL COST OF GOODS SOLD	-	1,730,104
GROSS LOSS	-	(187,163)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(2,530)	(72,827)
EXCESS OVERHEAD DURING MAINTENANCE	-	(27,701)
IMPAIRMENT CHARGE	-	(973,860)
CHANGE IN FAIR VALUE OF PROFIT SHARING LIABILITY	-	70,423
(LOSS) INCOME FROM OPERATIONS	(2,530)	(1,191,128)

OTHER INCOME (EXPENSE)
Interest income	-	7,242
Finance/interest expense	-	(97,734)
Loss on disposal of equipment and intangible assets	-	(29)
Government grant	-	2,056
Income from equity investments	-	342
Foreign currency transaction (loss) gain	-	(3,174)
Lease income	-	2,145
Gain on deconsolidated of a subsidiary	-	-
Other non-operating income (expense), net	-	1,063
Other expense, net	-	(88,089)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(2,530)	(1,279,217)
PROVISION FOR INCOME TAXES	-	603
NET LOSS FROM OPERATIONS DISPOSED	(2,530)	(1,279,820)
Less: Net loss attributable to noncontrolling interest from operations disposed	(26)	(513,092)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(2,504)	$(766,728)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Steel (China)

On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Zuosheng Yu, the Company's Chairman. As Victory Energy Resource Limited is a related party under common control with the Company under Mr. Zuosheng Yu, the net consideration has recognized as a contribution to capital as opposed to a gain. As of December 30, 2015, the net deficiency of GS China amounted to $1.0 billion and a net consideration of $1.0 million. Accordingly, the Company recorded the total amount of net consideration of $1.0 billion in additional-paid-in capital. The net deficiency of GS China as of December 30, 2015 is as follows:

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

Maoming Hengda

On March 21, 2016, the Company, along with its 1% minority interest holder, jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), a related party, in which the Company has a 32% equity interest. The Company expects to receive its 99% ownership for the total proceeds of RMB 328.0 million (approximately $50.5 million), of which RMB 262.3 million (approximately $40.4 million) will be paid within five days after the signing of the Agreement, and the remainder RMB 65.7 million (approximately $10.1 million) will be paid within one year.  On August 10, 2016, the Company has signed two offset agreements with Tianwu Tongyuan and two of its debtors to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong. The agreement was amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company received total proceeds of RMB 154.0 million (approximately $23.9 million), the full amount was collected in April 2017.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital. The net deficiency of Maoming Hengda as of March 21, 2016 is as follows:

(In thousands)	March 21, 2016
(Unaudited)
CURRENT ASSETS:
Cash	$2
Accounts receivable, net	344
Other receivables, net	15
Total current	361

OTHER ASSETS:
Property and equipment, net	16,321
Long-term deferred expense	2
Intangible assets, net of accumulated amortization	2,023
Total other assets	18,346

Total assets	$18,707

CURRENT LIABILITIES:
Accounts payable	6,377
Short term loans - other	464
Other payables and accrued liabilities	3,033
Other payables - related parties	430
Other payables - intercompany	30,650
Total current liabilities	40,954

NON-CONTROLLING INTEREST	(16)

Total net deficiency	(22,232)
Net consideration	(23,507)
Currency translation adjustment	81
Total addition to paid-in capital	$(45,658)

Catalon:

Due to operational issues, Catalon was not able to meet the Minimum Sales Target or Minimum Net Profit applicable as stipulated in the Stock Exchange agreement, therefore the board has voted unanimously to cancel the shares that were placed in escrow for the selling shareholders. As such the Company deconsolidated Catalon on March 31, 2016. The net deficiency of Catalon as of March 31, 2016 is as follows:

(In thousands)	March 31, 2016

CURRENT ASSETS:
Cash	$24
Total current	24

CURRENT LIABILITIES:
Other payables - related parties	2,279
Total current liabilities	2,279

NON-CONTROLLING INTEREST	(358)

Total net deficiency	(1,953)
Net consideration	(4,316)
Gain in disposal of subsidiary	$(6,269)

(p)	Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of both December 31, 2016 and 2015, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of December 31, 2016, the Company’s income tax returns filed for December 31, 2015, 2014, 2013 and 2012 remain subject to examination by the taxing authorities. The Company has not filed its 2016 federal tax return as of the date of the filing and has accrued $140,000 in estimated penalty for the year.

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

(v)	Shipping and handling

Shipping and handling for raw materials purchased are included in cost of goods sold. Shipping and handling cost incurred to ship finished products to customers are included in selling expenses. Shipping and handling expenses for finished goods for the years ended December 31, 2016 and 2015 amounted to $0 and $26.9million, respectively, from operations disposed.

(w)	Recently issued accounting pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In April 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The company has evaluated and determined that the adoption would not have a material effect on the company’s financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Management plans to adopt this ASU during the year ending December 2019. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Accounts receivable (including related party), net

Accounts receivable, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Accounts receivable	$1	$342
Accounts receivable – related party	-	-
Net accounts receivable	1	342
Less: accounts receivables – held for sale	(1)	(342)
Net accounts receivables – continuing operations	$-	$-

Movement of allowance for doubtful accounts is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$609
Charge to expense	-	201
Less: recovery	-	-
Deconsolidation	-	(769)
Exchange rate effect	-	(41)
Ending balance	$-	$-

Note 4 – Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31,2016	December 31, 2015
	(in thousands)	(in thousands)
Other receivables	$170	$174
Other receivables – related party	71,304	-
Less: allowance for doubtful accounts	(169)	-
Net other receivables	71,305	174
Less: other receivables – held for sale	(30,554)	(11)
Net other receivables – continuing operations	$40,751	$163

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$10,262
Charge to expense	169	5,007
Less: recovery	-	(5)
Less: deconsolidation	-	(15,119)
Exchange rate effect	-	(145)
Ending balance	169	-
Less: balance – held for sale	-	-
Ending balance – continuing operations	$169	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Inventories

Inventories consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Finished goods	-	-
Less: allowance for inventory valuation	-	-
Inventories	$-	$-

The cost of finished goods includes direct inventory purchase costs and indirect costs. Shipping and handling costs for purchasing are also included in the cost of inventory.

The Company values its inventory at the lower of cost or market, determined on a first-in, first-out method, or net realizable value.

Movement of allowance for inventory valuation is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$-	$18,375
Addition	-	22,192
Less: write-off	-	(18,115)
Less: inventory disposed of - Note 2(p)	-	(22,192)
Exchange rate effect	-	(260)
Ending balance	$-	$-

Note 6 – Advances on inventory purchases

Advances on inventory purchases, including related party, net of allowance for doubtful accounts consists of the following:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Advances on inventory purchases	$-	$439
Advances on inventory purchases – related party	-	-
Less: allowance for doubtful accounts	-	(439)
Net advances on inventory purchases	$-	$-

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	$439	$2,501
Charge to expense	-	-
Less recovery	-	(462)
Less deconsolidation	(439)	(1,927)
Exchange rate effect	-	327
Ending balance	$-	$439

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Plant and equipment, net

Plant and equipment consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Buildings and improvements	$-	$21,895
Machinery	-	9,344
Machinery under capital lease	-	262
Transportation and other equipment	7	-
Subtotal	7	31,501
Less: accumulated depreciation	(6)	(14,908)
Equipment, net – held for sale	$1	$16,593
Less: equipment, net – held for sale	(1)	(16,593)
Net equipment, net – continuing operations	$-	$-

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $0. Depreciation expense from operations disposed for the year ended December 31, 2015 amounted to $78.2 million. These amounts include depreciation of assets held under capital leases for the year ended December 31, 2015, which amounted to $31.0 million.

Note 8 – Intangible assets, net – held for sale

Intangible assets consist of the following:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Land use rights	$-	$2,558
Mining right	-	-
Software	-	10
Subtotal	-	2,568
Less:
Accumulated amortization – land use rights	-	(535)
Accumulated amortization – mining right	-	-
Accumulated amortization – software	-	(10)
Subtotal	-	(545)
Intangible assets, net – held for sale	$-	$2,023

The gross amount of the intangible assets amounted to $0 and $2.6 million as of December 31, 2016 and 2015, respectively.

Total amortization expense from operations disposed for the years ended December 31, 2016 and 2015 amounted to $0 million and $0.8 million, respectively.

Total depletion expense from operations disposed for the years ended December 31, 2016 and 2015 amounted to $0 million and $0.2 million, respectively.

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

Short term loans due to banks, related parties and other parties consisted of the following as of:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Loan – other

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Maoming Hengda: Loans from one unrelated party and one related party, due on demand, non-interest bearing.	$-	$461
General Steel Investment Co., Ltd.: Loan from one unrelated party, due to demand, the interest rate was 5% per annum as of December 31, 2016.	-	3,600
Total short-term loans – others	-	4,061
Less: short-term loans – others – held for sale	-	(461)
Short-term loans – others – continuing operations	$-	$3,600

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $0.35per share resulting in a gain on debt extinguishment of $2.45 million.

All short term loans from unrelated companies are payable on demand and unsecured.

As part of its working capital management until the disposition of Longmen Joint Venture on December 30, 2015, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies, Longmen Joint Venture entered into a number of sale and purchase back contracts ("contracts") with third party companies and Yuxin and Yuteng. According to the contracts, Longmen Joint Venture would sell rebar to the third party companies at a certain price, and within the same month, Yuxin and Yuteng would purchase back the rebar from the third party companies at a price of 4.6% to 12.0% higher than the original selling price from Longmen Joint Venture. Based on the contract terms, Longmen Joint Venture would be paid in advance for the rebar sold to the third party companies and Yuxin and Yuteng would be given a credit for a period of several months to one year from the third party companies. There was no physical movement of the inventory during the sale and purchase back arrangement. The margin of 4.6% to 12.0% was determined by reference to the bank loan interest rates at the time when the contracts were entered into, plus an estimated premium based on the financing sale amount, which represented the interest charged by the third party companies for financing Longmen Joint Venture through the above sale and purchase back arrangement. The revenue and cost of goods sold arising from the above transactions were eliminated and the incremental amounts paid by Yuxin and Yuteng to purchase back the goods were treated as financing costs included in the unaudited consolidated financial statements.

Longmen Joint Venture’s total financing sales for the years ended December 31, 2016 and 2015 amounted to $0 million and $329.3 million, respectively, which were eliminated in the Company’s consolidated financial statements. The financial cost related to financing sales for the years ended December 31, 2016 and 2015 amounted to $0 million and $1.5 million, respectively, and classified in net loss from operation disposed included in the consolidated statements of operations.

Total interest expense, net of capitalized interest, from operations disposed amounted to $0 million and $55.6 million for the years ended December 31, 2016 and 2015. Capitalized interest from operations disposed amounted to $0 and $8.8 million for the years ended December 31, 2016 and 2015.

Note 10 - Supplemental disclosure of cash flow information

Interest paid, net of capitalized interest, amounted to $0 and $9.1 million for the years ended December 31, 2016 and 2015, respectively.

Income tax paid amounted to $0 and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the Company increased additional paid-in capital of $45.6 million as a result of the gain on sale of subsidiary to a related party. As of December 31, 2016, the unpaid receivable resulted from this transaction amounted to $23.8 million.

During the year ended December 31, 2016, the Company incurred $0.61 million share-based compensation expense to pay off its accrued liabilities.

On August 10, 2016, the Company signed two offset agreements with Tianwu Tongyuan and two of its debtors, GS China and Qiu Steel, to offset its payables of RMB 262.3 million (approximately $40.4 million) to its debtors with Tianwu Tongyong.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offset $10.6 million of other receivable – related parties with other payable – related parties for the year ended December 31, 2016.

On August 19, 2016, the Company signed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $0.35 per share resulting in a gain on debt extinguishment of $2,454,546.

During the year ended December 31, 2016, the Company incurred $0.24 million share-based compensation expense for consulting services.

During the years ended December 31, 2015, the Company used $21.3 million inventory in plant and equipment constructions for the disposed operation.

The Company had $24.4 million notes receivable from financing sales loans to be converted to cash as of December 31, 2015.

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

Note 11 - Deferred lease income – operations disposed

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

The deferred lease income from operations disposed is amortized to income over the remaining term of the 40-year land sub-lease. For the years ended December 31, 2015, the Company recognized $2.1 million. As of December 31, 2015, the balance of deferred lease income held for sale amounted to $0.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Capital lease obligations/ Profit sharing liability – operations disposed

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

Interest expense for the years ended December 31, 2016 and 2015 on the capital lease obligations from operations disposed was $0 million and $20.2 million, respectively.

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

Note 13 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2016 and 2015 are as follows:

(In thousands)	For the year ended December 31, 2016	For the year ended December 31, 2015
Current	$40	$603
Total provision for income taxes – Discontinued operations	$40	$603

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2016 and 2015 are as follows:

	December 31, 2016	December 31, 2015

U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)%	(34.0)%
China income tax rate	25.0%	25.0%
Effect of tax rate differential of subsidiaries/VIE	-	(9.1)%
Effect of change in deferred tax assets valuation allowance	(25)%	(15.3)%
Effect of permanent difference – change in fair value of profit sharing liability	-	0.9%
Effect of permanent difference – capital lease obligation for iron and steel production facilities	-	(1.1)%
Nondeductible expenses	-	(0.4)%
Total provision for income taxes	0.0%	0.0%

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. However, the balance was disposed after the disposed operations in Longman Joint Venture on December 30, 2015 and after the disposed operations in Maoming Hengda on March 21, 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry is eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of December 31, 2016 and December 31, 2015 was $0 million and $4.1 million, respectively. Management will review this valuation allowance periodically and make adjustments as warranted. Temporary differences represent tax and book differences in various items, such as receivable allowances, inventory allowances, impairments on fixed assets and deferred lease income.

The movement of the deferred income tax assets arising from carried forward losses is as follows:

	December 31, 2015
	(in thousands)
Beginning balance	$-	(A)
(Tax assets realized) net operating losses carried forward for subsidiaries subject to a 25% tax rate	7,140
Effective tax rate	25%
Addition (deduction) in deferred tax asset	1,785	(B)
Net operating losses carried forward for Longmen Joint Venture and subsidiaries subject to a 15% tax rate	317,027
Effective tax rate	15%
Addition in deferred tax asset	47,554	(C)
Temporary difference carried forward for subsidiaries subject to a 25% tax rate	(991)
Effective tax rate	25%
Addition (deduction) in deferred tax asset	(248	)(D)
Temporary difference carried forward for subsidiaries subject to a 15% tax rate	893,881
Effective tax rate	15%
Addition (deduction) in deferred tax asset	134,082	(E)
Addition in valuation allowance	(190,899	)(F)
Exchange difference	7,726	(H)
Total (A+B+C+D+E+F+G+H)	$-

Movement of valuation allowance:

December 31, 2015
(in thousands)
Beginning balance	$114,820
Current period addition	192,182
Current period reversal	(1,283)
Disposal and sale of subsidiaries	(299,499)
Exchange difference	(2,148)
Ending balance – held for sale	$4,072

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2016. The net operating loss carry forwards for United States income taxes amounted to $6.4 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2034. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2016 was $2.3 million. The net change in the valuation allowance for the year ended December 31, 2016 was $0.4 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of December 31, 2016 and 2015, respectively. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with PRC laws. The value added tax (“VAT”) standard rates are 13% to 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. As of December 31, 2015, the Company had $0 million in value added tax credit which are available to offset future VAT payables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government for VAT collection. VAT on sales and VAT on purchases from disposed operations amounted to $654.4 million and $635.8 million, respectively, for the year ended December 31, 2015.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Taxes payable consisted of the following:

	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
VAT taxes payable	$58	$-
Income taxes payable	39	-
Misc. taxes	-	14
Totals	97	14
Less: taxes payable held for sale	(97)	-
Taxes payable – continuing operations	$-	$14

Note 14 – Related party transactions and balances

Related party transactions

a. The following chart summarized sales to related parties for the years ended December 31, 2016 and 2015.

Name of related parties	Relationship	For the year ended December 31, 2016	For the year ended December 31, 2015
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$76,939
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	18	1,956
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	45,031
Shaanxi Shenganda Trading Co., Ltd	Partially owned by CEO through indirect shareholding**	-	23,974
Shaanxi Steel	Majority shareholder of Long Steel Group	-	304,086
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	67,293
Shaanxi Long Steel Group Baoji Group Co., Ltd	Subsidiary of Long Steel Group		28,882
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	(558)	763
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	178	-
Tianwu General Steel International Trading Co., Ltd	Investee of Tongyong Shengyuan	-	273
Wendlar Tianjin Industry Co., Ltd. (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	374	$-
Total		12	549,197
Less: Sales to related parties from operations disposed/held for sale		(12)	(549,197)
Sales–related parties – continuing operations		$-	$-

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. The following charts summarize purchases from related parties for the years ended December 31, 2016 and 2015.

Name of related parties	Relationship	For the year ended December 31, 2016	For the year ended December 31, 2015
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$177,436
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	89,755
Xi’an Pinghe Metallurgical Raw Material Co., Ltd ,	Noncontrolling shareholder of Long Steel Group	-	3,446
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	5,871
Shaanxi Steel	Majority shareholder of Long Steel Group	-	131,822
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	44,848
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-	8,049
Tianwu General Steel Material Trading Co., Ltd	Investee of General Steel (China)	-	95,261
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	21,192	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	9,579	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group		-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	56,515	-
Tianjin DazhenTrading Co., Ltd	Partially owned by CEO through indirect shareholding	11,855	-
Others	Entities either owned or have significant influence by our affiliates or management	-	701
Total		$99,141	$557,189
Less: Purchases from related parties from operations disposed/held for sale		(99,141)	(557,189)
Purchases–related parties – continuing operations		$-	$-

c. On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Zuosheng Yu, the Company's Chairman.

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

e. For the year ended December 31, 2015, the Company’s operations disposed realized lease income from Shaanxi Steel, a related party, amounting to $2.1 million.

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

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$43	$-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	22,137	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	30,396	-
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	116	-
Maoming Hengda	Wholly owned by Tianwu Tongyong	18,612	-
Other receivable – related party		71,304	-
Less: other receivable – related parties - held for sale		(30,554)	-
Other receivable – related parties – continuing operations		$40,750	$-

b.	Accounts payable – related party:

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$6,289	$-
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	2,171	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	4,988	-
Total		13,448	-
Less: accounts payable – related parties - held for sale		(13,448)	-
Accounts payable – related party – continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$32	$28
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	483
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	-	1,405
Wendlar Tianjin Industry Co., Ltd (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	38,987
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	48,376	23,660
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	773	-
Zuosheng Yu	CEO	1,329	-
Total		50,605	64,563
Less: other payables – related parties - held for sale		(773)	(21,807)
Other payables – related parties – continuing operations		$49,832	$42,756

d.	Customer deposit – related parties- operations held for sale

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$12,242	$-
Customer deposit – related parties- operations held for sale		$12,242	$-

e.	Deferred lease income – operation disposed

Deferred lease income	December 31, 2016	December 31, 2015
	(in thousands)	(in thousands)
Beginning balance	-	74,889
Less: Lease income realized	-	(2,145)
Exchange rate effect	-	(2,278)
Disposed on December 30, 2015	$-	$(70,466)
Ending balance	$-	$-

Note 15 – Equity

2015 Equity Transactions

On April 14, 2015, the Company granted 100,000 shares of common stock for investor relations consulting services under a service agreement dated April 14, 2015. The shares were valued at $4.9 per share, the quoted market price at the time the services were provided.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 30, 2015, the Company entering into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Zuosheng Yu, the Company's Chairman. As a result of this transaction, the Company met the criteria under ASC 810-10-40-4 to deconsolidate General Steel (China), General Shengyuan, Yangpu Shengtong, Qiu Steel, and Longmen Joint Venture at disposal date. Since the transaction was between related parties under common control, the net gain from the disposal of $1.1 billion was recorded as an addition in paid-in capital.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 16, 2016, the Company issued 30,000 restricted shares of common stock for financial advisory and research coverage services. The shares were valued at $1.26 per share, based on a negotiated price between the Company and the consultant.

On March 16, 2016, the Company issued 127,120 restricted shares of common stock for financial reporting services. The shares were valued at $1.18 per share, based on a negotiated price between the Company and the consultant.

On August 19, 2016, the Company executed a debt cancellation agreement with Oriental Ace Limited, an unrelated third party, in conversion of short-term loan payable of $3.6 million into 3,272,727 shares of Common Stock at $0.35 per share resulting in a gain on debt extinguishment of $2,454,546. These shares have not been issued as the date of the filing.

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

Following the acquisition, the Company became aware of some operational issues related to Catalon. It was determined that such issues impacted the ability to operate the business and obtain any value for the related intangibles might have affected the operations of Catalon, which the Company is expected to cancel the shares that we have issued to the 84.5% original owners of Catalon in accordance with the term of the agreement. Thus, the Company does not expect Catalon to be able to produce any products or generate sales in the future. Accordingly, the Company considered its assets’ carrying amounts may not be recoverable and took an impairment charge of $12.2 million for the year ended December 31, 2015. The Company subsequently disposed Catalon on March 31, 2016, refer to Note 2(o) for details.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tianjin Shuangsi

On February 16, 2016, the Company received 100% equity interest for contract price of RMB19 million and debt assumed of RMB 18.8 million for a net purchase price of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products.

On December 31, 2017, the Company sold Shuangsi to Wandelar Investment , a related party, so the result of operations was presented as operations to be disposed in December 31, 2016 in the consolidated financial statements See Note 2(o) – Operations held for sale and operations disposed/to be disposed.

Note 17 – Retirement plan - operations disposed

Regulations in the PRC require the Company to contribute to a defined contribution retirement plan for all employees. All the employees of the Company’s entities in China are entitled to a retirement pension amount calculated based upon their salary at their date of retirement and their length of service in accordance with a government managed pension plan. The PRC government is responsible for the pension liability to the retired staff. The Company’s entities in China are required to contribute based on the higher of 20% of the employees’ monthly base salary or 12% of the minimum social average salary of the city where the facilities are located. Employees are required to contribute 8% of their base salary to the plan. The minimum social average salary is announced by the local Social Security bureau and updated annually. Total pension expense incurred by the Company for the years ended December 31, 2016 and 2015 amounted to $0 million and $4.5 million, respectively.

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. For the years ended December 31, 2016 and 2015, the Company did not make any contributions to these reserves.

Special reserve

Longmen Joint Venture is required by the PRC government to reserve safety and maintenance expense to the cost of production based on the actual quantity of mineral exploited.  The amount of reserves is determined within the unit price range provided by Ministry of Finance of PRC. For the years ended December 31, 2015, Longmen Joint Venture made contributions of $0.8 million to these reserves and used $0.5 million of safety and maintenance expense.

Note 19– Other income (expense) – operations disposed

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease income

The deferred lease income from the reimbursement from Shaanxi Steel for the net book value of the fixed assets that were demolished and for the inefficiency costs caused by the construction and loss incurred in the beginning stages of the system production is amortized to income over the remaining sub-lease term. For the years ended December 31, 2015, the Company recognized lease income of $2.1 million from operation disposed.

Note 20 – Segments

Prior to January 1, 2016, The Company’s chief operating decision maker evaluates performance and determines resource allocations based on a number of factors, the primary measure being income from operations of the Group’s divisions in the PRC: Longmen Joint Venture in Shaanxi province, Maoming Hengda in Guangdong province, Baotou Steel Pipe Joint Venture in Inner Mongolia province and General Steel (China) & General Shengyuan in Tianjin City. The Group had two business segments, one consisting of General Shengyuan and one consisting of three different divisions including Longmen Joint Venture, Maoming Hengda and General Steel (China). Starting 2016, since the Company has discontinued most of its operations, the chief operation decision maker believes the Company operates in one reportable segment.

These reportable divisions are consistent with the way the Company manages its business, each division operates under separate management groups and produces discrete financial information. The accounting principles applied at the operating division level in determining income (loss) from operations is generally the same as those applied at the consolidated financial statement level

(In thousands)
Sales:	2015
Longmen Joint Venture – operation disposed	$1,541,564
Maoming Hengda – held for sale	125
General Steel (China) – operation disposed	1,377
Catalon – operation to be disposed	-
Consolidated sales	1,543,066
Less: operation to be disposed	(125)
Less: operations disposed	(1,542,941)
Total from continuing operation	$-

Gross profit (loss):	2015
Longmen Joint Venture – operation disposed	$(188,153)
Maoming Hengda – held for sale	(117)
General Steel (China) – operation disposed	990
Catalon – operation to be disposed	-
Consolidated gross (loss) profit	(187,280)
Less: operation to be disposed	117
Less: operations disposed	187,163
Total from continuing operation	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) from operations:	2015
Longmen Joint Venture – operation disposed	$(1,189,740)
Maoming Hengda – held for sale	(1,351)
General Steel (China) – operation disposed	(1,380)
Catalon – operation to be disposed	(12,157)
Total loss from operations	(1,204,628)
Reconciling item (1)	(10,825)
Consolidated (loss) income from operations	(1,215,453)
Less: operation to be disposed	13,511
Less: operation disposed	1,191,128
Total from continuing operation	$(10,814)

Net income (loss) attributable to General Steel Holdings, Inc.:	2015
Longmen Joint Venture – operation disposed	$(763,512)
Maoming Hengda – held for sale	(1,471)
General Steel (China) – operation disposed	(3,208)
Catalon – operation to be disposed	(10,273)
Total net loss attributable to General Steel Holdings, Inc.	(778,464)
Reconciling item (1)	(10,825)
Consolidated depreciation, amortization and depletion	(789,289)
Less: operation to be disposed	11,744
Less: operations disposed	766,731
Total from continuing operation	$(10,814)

Finance/interest expenses:	2015
Longmen Joint Venture – operation disposed	$93,937
Maoming Hengda – held for sale	-
General Steel (China)– operation disposed	3,798
Catalon – operation to be disposed	-
Reconciling item (1)	2
Consolidated interest expenses	97,737
Less: operation to be disposed	-
Less: operations disposed	(97,734)
Total from continuing operation	$3

Capital expenditures:	2015
Longmen Joint Venture – operation disposed	$104,499
Maoming Hengda – held for sale	-
General Steel (China) – operation disposed	-
Catalon – operation to be disposed	-
Consolidated capital expenditures	104,499
Less: operation to be disposed	-
Less: operations disposed	(104,499)
Total from continuing operation	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Assets as of:	December 31, 2015
Longmen Joint Venture – operation disposed	$-
Maoming Hengda – held for sale	20,202
General Steel (China) – operation disposed	-
Catalon – operation to be disposed	24
Reconciling item (2)	15,535
Total assets	35,761
Total assets held for sale	(20,227)
Total assets from continuing operations	$15,534

(1)	Reconciling item represents income or expenses of the Company, arising from General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong Shengyuan for the years ended December 31, 2015, which are non-operating entities.

(2)	Reconciling item represents assets held at General Steel Holdings, Inc., General Steel Investment Co., Ltd, Yangpu Shengtong Investment Co., Ltd, Qiu Steel and Tongyong as of December 31, 2015, which are non-operating entities.

Note 21 – Subsequent events

The Company extended the due date of its other payable to related parties until December, 2018. These agreements were executed in July 2017.

On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company has 32% equity interest in, a related party. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million, the full amount was collected on April 2017.

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

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The Company does not believe the Act will have any material effect on the Company’s financials as the Company has sufficient NOL to offset any tax impact and has provided full valuation allowance to its deferred tax assets.

On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed in December 31, 2016 in the consolidated financial statements See Note 2(o) – Operations held for sale and operations disposed/to be disposed.

On August 24, 2018, the Company entered into a subscription agreement with Hummingbird Holdings Limited, a BVI entity. Pursuant to the Subscription Agreement, the Investor purchased 7,352,941 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.034 per share for aggregate gross proceeds of $250,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 7, 2017, we engaged Simon & Edward, LLP (“S&E”) as our principal accountant and dismissed Friedman LLP (“Friedman”) from that role. The change in accountants was approved by our Audit Committee. The audit report of Friedman on our financial statements for the fiscal years ended December 31, 2015 and 2014 contained no adverse opinion or disclaimer of opinion, but the report raised substantial doubt about our ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2015 and 2014, which were audited by Friedman, and for the year ended December 31, 2016 and the subsequent interim period through April 7, 2017, we had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference in connection with its opinion to the subject matter of the disagreements.

During the two most recent fiscal years ended December 31, 2015 and 2014, which were audited by Friedman, and for the year ended December 31, 2016 and the subsequent interim period through April 7, 2017, there was no “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The retention of S&E was approved by the Audit Committee. During the two most recent fiscal years ended December 31, 2015 and 2014 and for the year ended December 31, 2016 and the subsequent interim period through April 7, 2017, neither we, nor anyone on behalf of us consulted with S&E regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the our financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2016 due to the material weaknesses in our internal control over financial reporting described below:

•	Ineffective review process in our accounting department
•	Ineffective due diligence procedure performed in our acquisition of Catalon
•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of such material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2016.

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

We have taken a number of remediation actions that we believe will improve the effectiveness of our internal control over financial reporting including the following:

•	Implement an internal review process over financial reporting to review all recent accounting pronouncements and to verify that the accounting treatment identified in such report have been fully implemented and confirmed by our internal control department. In the future, we will continue to improve our ongoing review and supervision of our internal control over financial reporting;

•	Hire a full-time individual that possesses the requisite U.S. GAAP experience and education.

•	Revise our internal control over financial reporting procedure on potential acquisition.

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

Our directors and executive officers as of December 31, 2016, are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	52	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	45	Director/Chief Financial Officer	03/07/05
James Hu	44	Independent Director	02/15/10
Tong Yin	43	Independent Director	02/28/16
Zhongkui Cao	67	Independent Director	04/13/07

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

Biographical information

Mr. Zuosheng Yu, age 53, Chairman of the Board of Directors and Chief Executive Officer.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 46, Director and Chief Financial Officer.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Lending Corporation (NASDAQ: CLDC), China Carbon Graphite Group, Inc. (OTCBB: CHGI), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. James Hu, age 45, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Tong Yin , age 44, Independent Director.   Ms. Yin was appointed as an independent director in February 2016. Ms. Yin served as the Corporate Controller and subsequently VP Corporate Development of RB Energy Inc. (formerly Canada Lithium Corp., a TSX listed lithium producer) from 2011 to 2015. She served as the Corporate Controller of Torex Gold Resources Inc., a TSX listed gold producer, from 2010 to 2011. Prior to that, Ms. Yin practiced public accounting serving public and private audit clients in the industrial, automotive and energy sectors. She was Staff Accountant, Senior Auditor and Audit Manager with KPMG Toronto office from 2001 to 2010. Ms. Yin also has experience in the management and finance of Sino-foreign joint venture companies and has 20 years of accounting, finance and management experience in the manufacturing and mining sectors. Ms. Yin is a Canadian Chartered Public Accountant (CPA, CA) and holds a Master of Management and Professional Accounting degree from the University of Toronto and a Bachelor of Science degree from Qingdao University.

Mr. Zhongkui Cao, age 68, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

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

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. Our Board of Directors met once during the fiscal year ended December 31, 2016.  Our Board of Directors acted by written consent ten times during the fiscal year ended December 31, 2015.

It is our policy to encourage all directors to attend the Annual Meeting.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

During fiscal 2016, the members of our Audit Committee were James Hu who served as the Chairman of the Audit Committee, Angela He, and Zhongkui Cao. On February 15, 2016, Ms. He resigned from her positions as a member of the Board of Directors and as a member of the Audit Committee. On February 28, 2016, the Board of Directors appointed Ms. Tong Yin as member of the Board of Directors and a member of the Audit Committee to replace Ms. He. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2016.

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

Compensation Committee

During fiscal 2016, the members of our Compensation Committee were Angela He who served as the Chairman of the Compensation Committee, James Hu, and Zhongkui Cao. On February 15, 2016, Ms. He resigned from her positions as a member of the Board of Directors and as a member of the Compensation Committee. On February 28, 2016, the Board of Directors appointed Ms. Tong Yin as member of the Board of Directors and the Chair of the Compensation Committee to replace Ms. He. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee met once during the fiscal year ended December 31, 2016.

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

Governance and Nominating Committee

During fiscal 2016, the members of our Governance and Nominating Committee were Zhongkui Cao who served as the Chairman of the Governance and Nominating Committee, James Hu, Angela He. On February 15, 2016, Ms. He resigned from her positions as a member of the Board of Directors and as a member of the Governance and Nominating Committee. On February 28, 2016, the Board of Directors appointed Ms. Tong Yin as member of the Board of Directors and a member of the Governance and Nominating Committee to replace Ms. He.  All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee held one meeting during the fiscal year ended December 31, 2016.

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

The Governance and Nominating Committee considers nominees for the Board recommended by stockholders if such recommendations are submitted in writing to our Secretary, John Chen, at Suite 106, Tower H, Phoenix Place, Shuguangxili, Chaoyang District, Beijing, China 100028.  At this time, no additional specific procedures to propose a candidate for consideration by the Governance and Nominating Committee or minimum criteria for consideration of a proposed candidate for nomination to the Board of Directors have been adopted as the Company believes that the procedures currently in place will continue to serve the needs of the Board and stockholders. Our Board of Directors has adopted a written charter for the Nominating Committee which may be accessed and reviewed through our website: http://www.gshi-steel.com. This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing.

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

Each of the directors, other than Mr. Yu and Mr. Chen, are independent and our Board of Directors believes that the independent directors provide effective oversight of management.  Moreover, in addition to feedback provided during the course of Board meetings, the independent directors provide the Chairman with regular input regarding agenda items for Board of Directors and committee meetings and coordinate with the Chairman regarding information to be provided to the independent directors in performing their duties. Our Board of Directors believes that this approach appropriately and effectively complements the combined Chairman/Chief Executive Officer structure.

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

Communications with the Board of Directors

Stockholders and all interested parties who wish to communicate with our Board of Directors, or specific individual directors, may do so by directing correspondence to our Secretary, John Chen, at Suite 106, Tower H, Phoenix Place, Shuguangxili, Chaoyang District, Beijing, China 100028.   Such correspondence should prominently display the fact that it is a stockholder-director communication and indicate whether the correspondence should be forwarded to the entire Board of Directors or to particular directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of copies of such forms received with respect to fiscal year 2016 and the written representations received from certain reporting persons that no other reports were required, we believe that all Section 16(a) filings were timely made by our directors, executive officers and persons who own more than 10% of our common stock and other equity securities.

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

Executive Compensation

No director compensation was granted for the year ended December 31, 2016.

Director Compensation

No director compensation was granted for the year ended December 31, 2016.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2016, the members of the Compensation Committee were Angela He, James Hu and Zhongkui Cao.  Ms. He resigned as a member of our Board of Directors on February 15, 2016 and she was replaced by Ms. Tong Yin. In fiscal 2016, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2016, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Suite 106, Tower H, Phoenix Place, Shuguangxili, Chaoyang District, Beijing, China 100028.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
		Common	Series A
Directors and Named Executive Officers		Stock	Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	944,780	5.6%		5.6%
John Chen Chief Financial Officer and Director	203,000	1.2%		1.2%
James Hu Independent Director	23,000	*		*
Angela He(3) Independent Director	-	*		*
Zhongkui Cao Independent Director	4,100	*		*
Tong Yin (4) Independent Director	-
Executive Officers and Directors as a group	1,174,880	6.9%		6.9%

5% Owners
Golden Eight Investments Limited (2)	4,800,000	28.7%		28.7%

Series A Preferred Stock
Victory New Holdings Limited (5)	3,092,899		100%	30.0%

* Less than 1%

(1) Percentages based on 16,800,361 (excluding 494,462 shares of treasury stock) shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of August 19, 2016.

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

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2016, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Plans approved by stockholders	-	$-	1,243,866
Plans not approved by stockholders	-	-	-
Total	-	$-	1,243,866

(1)	We grant fully vested, unregistered shares of our common stock to employees under our 2008 Equity Incentive Plan. Our stock grants are not restricted and therefore there are no securities to be issued upon exercise of outstanding options, warrants and rights.

(2)	Represents the number of securities remaining available for issuance under our 2008 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set for below are our related party transactions.

Related party transactions

a. The following chart summarized sales to related parties for the years ended December 31, 2016 and 2015.

Name of related parties	Relationship	For the year ended December 31, 2016	For the year ended December 31, 2015
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$76,939
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	18	1,956
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	45,031
Shaanxi Shenganda Trading Co., Ltd	Partially owned by CEO through indirect shareholding**	-	23,974
Shaanxi Steel	Majority shareholder of Long Steel Group	-	304,086
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	67,293
Shaanxi Long Steel Group Baoji Group Co., Ltd	Subsidiary of Long Steel Group	-	28,882
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	(558)	763
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	178	-
Tianwu General Steel International Trading Co., Ltd	Investee of Tongyong Shengyuan	-	273
Wendlar Tianjin Industry Co., Ltd. (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	374	$-
Total		12	549,197
Less: Sales to related parties from operations disposed/held for sale		(12)	(549,197)
Sales–related parties – continuing operations		$-	$-

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

b. The following charts summarize purchases from related parties for the years ended December 31, 2016 and 2015.

Name of related parties	Relationship	For the year ended December 31, 2016	For the year ended December 31, 2015
		(in thousands)	(in thousands)
Long Steel Group	Noncontrolling shareholder of Longmen Joint Venture	$-	$177,436
Hancheng Haiyan Coking Co., Ltd	Noncontrolling shareholder of Long Steel Group	-	89,755
Xi’an Pinghe Metallurgical Raw Material Co., Ltd ,	Noncontrolling shareholder of Long Steel Group	-	3,446
Shaanxi Haiyan Trade Co., Ltd	Significant influence by Long Steel Group*	-	-
Shaanxi Shenganda Trading Co., Ltd	Significant influence by Long Steel Group	-	5,871
Shaanxi Steel	Majority shareholder of Long Steel Group	-	131,822
Shaanxi Coal and Chemical Industry Group Co., Ltd.	Shareholder of Shaanxi Steel	-	44,848
Shaanxi Huafu New Energy Co., Ltd	Significant influence by the Long Steel Group	-	8,049
Tianwu General Steel Material Trading Co., Ltd	Investee of General Steel (China)	-	95,261
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	21,192	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	9,579	-
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	56,515	-
Tianjin DazhenTrading Co., Ltd	Partially owned by CEO through indirect shareholding	11,855	-
Others	Entities either owned or have significant influence by our affiliates or management	-	701
Total		$99,141	$557,189
Less: Purchases from related parties from operations disposed/held for sale		(99,141)	(557,189)
Sales–related parties – continuing operations		$-	$-

c. On December 30, 2015, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries for $1 million to Victory Energy Resource Limited, a HK registered company indirectly-owned by Zuosheng Yu, the Company's Chairman.

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

 Related party balances

a.       Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$43	$-
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	22,137	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	30,396	-
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	116	-
Maoming Hengda	Wholly owned by Tianwu Tongyong	18,612	-
Other receivable – related party		71,304	-
Less: other receivable – related parties - held for sale		(30,554)	-
		$40,750	$-

b.       Accounts payable, related parties – operations held for sale:

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$6,289	$-
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	2,171	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	4,988	-
Total		13,448	-
Less: accounts payable – related parties - held for sale		(13,448)	-
		$-	$-

c.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$32	$28
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	-
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	483
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	-	1,405
Wendlar Tianjin Industry Co., Ltd (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	38,987
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	48,376	23,660
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	773	-
Zuosheng Yu	CEO	1,329	-
Total		50,604	64,563
Less: other payables – related parties - held for sale		(773)	(21,807)
Other payables – related parties – continuing operations		$49,832	$42,756

d.       Customer deposit, related parties – operations held for sale:

Name of related parties	Relationship	December 31, 2016	December 31, 2015
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$12,242	$-
Total		$12,242	$-

e.	Deferred lease income – operation disposed

Deferred lease income	December 31, 2016		December 31, 2015
		(in thousands)	(in thousands)
Beginning balance		-	74,889
Less: Lease income realized		-	(2,145)
Exchange rate effect		-	(2,278)
Disposed on December 30, 2015		$-	$(70,466)
Ending balance	$		$-

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2016	2015
Audit fees	$286,896	$1,010,000
Audit-related fees	$-	$-
Tax fees	$-	$29,000
All other fees	$-	$-

Audit fees were for the audit of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with the statutory and regulatory filings. Our former auditor, Friedman LLP, fees were $1,010,000 for fiscal year 2015 and $199,896 for fiscal year 2016. Fees for our current auditor Simon and Edward, LLP was $66,000 for fiscal year 2016.

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

The Audit Committee discussed with Simon and Edward, LLP, our independent registered public accounting firm (independent auditors) who is responsible for expressing an opinion on the conformity of those audited financial statements with U.S. generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the independent registered public accounting firm under generally accepted auditing standards including Statement on Auditing Standards No. 61, as amended by Statement on Auditing Standards No. 90 (Communication with Audit Committees), other standards of the Public Company Accounting Oversight Board (United States), rules of the SEC and other applicable regulations.  In addition, the Audit Committee has discussed with the independent registered public accounting firm the auditors’ independence from management and our Company, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, which the Audit Committee received from the independent registered public accounting firm, and considered the compatibility of non-audit services with the independent registered public accounting firm’s independence.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2) – LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES set forth below

(3) See Item 15(b) below.

(b)	The following financial statements are included herein under Part II, Item 8, Financial Statements and Supplementary Data:

•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets —December 31, 2016 and 2015
•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015
•	Consolidated Statements of Changes in Deficiency for the years ended December 31, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
•	Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.7	Debt Cancellation Agreement, by and among the Registrant, General Steel Investment Co., Ltd. and Oriental Ace Limited, dated August 19, 2016 (included as Exhibit 10.2 to the Form 8-K filed with the Commission on August 25, 2016 and incorporated herein by reference).

10.8	Debt Cancellation Agreement, by and among the Registrant, Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. and General Steel (China) Co., Ltd., dated August 19, 2016 (included as Exhibit 10.1 to the Form 8-K filed with the Commission on August 25, 2016 and incorporated herein by reference).

21*	Subsidiaries of the registrant as of December 31, 2016 (filed herewith).

23.1*	Consent of FRIEDMAN LLP (filed herewith).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date: December 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	December 4, 2018
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	December 4, 2018
CHEN, John	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	December 4, 2018
HU, James

/s/ Tong Yin	Independent Director	December 4, 2018
Tong Yin

/s/ Zhong Kui Cao	Independent Director	December 4, 2018
CAO, Zhong Kui