Form 10-Q
period 2017-03-31
GENERAL STEEL HOLDINGS INC
filed 2018-12-06
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of November 15, 2018, 24,774,881 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$11,514	$3,797
Other receivables, net	3,100	598
Other receivables - related parties	41,081,505	40,749,746
Current assets held for sale	21,759,395	30,581,807
TOTAL CURRENT ASSETS	62,855,514	71,335,948

EQUIPMENT, NET	217	214
INVESTMENT IN UNCONSOLIDATED ENTITIES	12,160,625	12,758,610

TOTAL ASSETS	$75,016,356	$84,094,772

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	1,990,385	732,054
Other payables - related parties	50,258,510	49,830,622
Current liabilities held for sale	23,875,730	29,006,872
TOTAL CURRENT LIABILITIES	76,124,625	79,569,548

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2017 and December 31, 2016	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,694,670 and 20,494,670 shares issued, 20,200,208 and 20,000,208 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	20,695	20,495
Treasury stock, at cost, 494,462 shares as of March 31, 2017 and December 31, 2016	(839,686)	(839,686)
Additional paid-in-capital	1,253,624,014	1,253,384,214
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,257,824,958)	(1,250,521,814)
Accumulated other comprehensive income	2,801,563	1,371,912
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	(1,108,269)	4,525,224

TOTAL EQUITY (DEFICIENCY)	(1,108,269)	4,525,224

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$75,016,356	$84,094,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31

	2017	2016

GENERAL AND ADMINISTRATIVE EXPENSES	$94,243	$1,358,197

LOSS FROM OPERATIONS	(94,243)	(1,358,197)

OTHER INCOME (EXPENSE)
Loss from equity investment	(701,757)	(115,621)
Finance/interest expense	(2,010)	(50)
Gain from disposal of Catalon		6,268,930
Other income (expense), net	(703,767)	6,153,259

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(798,010)	4,795,062

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(798,010)	4,795,062

DISCONTINUED OPERATIONS - Note 2(n):
NET LOSS FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	(6,505,134)	322,990
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	(2,568,936)

NET INCOME (LOSS)	(7,303,144)	2,549,116

Less: Net loss attributable to noncontrolling interest from operations disposed	-	(25,689)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(7,303,144)	$2,574,805

NET INCOME (LOSS)	$(7,303,144)	$2,549,116

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	1,429,651	(76,930)

COMPREHENSIVE INCOME (LOSS)	(5,873,493)	2,472,186

Less: Comprehensive loss attributable to noncontrolling interest	-	(33,689)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(5,873,493)	$2,505,875

WEIGHTED AVERAGE NUMBER OF SHARES	20,000,208	17,568,611

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.04)	$0.27
Operations to be disposed	$(0.33)	$0.02
Operations disposed	$-	$(0.14)

Net income (loss) per share	$(0.37)	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(7,303,144)	$2,549,116
Net loss from operations to be disposed	(6,505,134)	322,990
Net loss from operations disposed	-	(2,568,936)
Net income (loss) from continuing operations	(798,010)	4,795,062
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses	-	167,055
Share-based compensation	-	440,838
Loss from equity investment	701,757	115,621
Gain from disposal of Catalon	-	(6,268,930)
Changes in operating assets and liabilities
Other receivables	(2,502)	(6,300)
Other payables and accrued liabilities	46,598	524,045
Taxes payable	-	(214)
Net cash used in operating activities from operations to be disposed/ operations disposed	(4,939,858)	16,676
Net cash used in operating activities	(4,992,015)	(216,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,000)
Net cash used in investing activities	-	(1,000)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	61,331	249,501
Net cash provided by financing activities from operations to be disposed / operations disposed	4,972,827	-
Net cash provided by financing activities	5,034,158	249,501

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	24,324	(12,587)

INCREASE (DECREASE) IN CASH	66,467	19,767

CASH, beginning of period	3,797	42,391

CASH, end of period	70,264	62,158

Less: cash from operations disposed, end of period	(58,750)	(57,102)

CASH FROM CONTINUING OPERATIONS, end of period	$11,514	$5,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets at December 31, 2016 and the disposal of its final steel producing operating assets on March 21, 2016, has been its trading business in iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

In view of the challenges for the steel manufacturing sector, the Company strategically accelerated its business transformation. The Company’s transformation strategy was to pursue opportunities that offer compelling benefits to the Company’s organization and shareholders, including:

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

On March 21, 2016, the Company sold its interest in Maoming Hengda Steel Co., Ltd, thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales for the three months ended March 31, 2017 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Notes 2(a) and 2(n) for details.

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co., Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Tianjin Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed on March 31, 2017 in the consolidated financial statements See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly, indirectly owned subsidiaries and the variable interest entity listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2016 annual report on Form 10-K filed on December 4, 2018.

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of March 31, 2017:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)*	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)	PRC	100.0%

*	Tongyong Shengyuan is a holding company of Tianjin Shuangsi that the Company received 100% equity interest on February 16, 2016.

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

One of the Company’s customers, a related party individually accounted for 99.6% of total sales from operation disposed for the three months ended March 31, 2017, and two of the Company’s customers, both of which are related parties, accounted for 95% of total sales for the three months ended March 31, 2016, respectively.

One of the Company’s customer, a related party from operation disposed individually accounted for 99.8% of total accounts receivable as of March 31, 2017 and one of the Company’s customers, a related parties, accounted for 100.0% of the total accounts receivable as of December 31, 2016.

Three of the Company’s suppliers, all related parties accounted for more than 99.7% of the total purchases for the three months ended March 31, 2017 and one of the Company’s suppliers, a non related party, individually accounted for 99.2% of the total purchases for the three months ended March 31, 2016.

One of the Company’s suppliers individually accounted for more than 100.0% of total accounts payable as of March 31, 2017 and three of the Company’s suppliers, all related parties accounted for 100.0% of total accounts payable as of December 31, 2016.

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

Translation adjustments included in accumulated other comprehensive income amounted to $2.80 million and $1.37 million as of March 31, 2017 and December 31, 2016, respectively. The balance sheet amounts, with the exception of equity at March 31, 2017 and December 31, 2016 were translated at 6.89 RMB and 6.94 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2017 and 2016 were 6.89 RMB and 6.54 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(g)	Financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, other receivables, other payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

(k)	Equipment, net

Equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. The estimated useful lives are as follows:

Office equipment	5 Years

The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.

(l)	Investments in unconsolidated entities

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”) to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of March 31, 2017, Tongyong Shengyuan’s net investment in the unconsolidated entity was $12.1 million.

Total investment income (loss) in unconsolidated subsidiaries amounted to $0.7 million and $0.12 million for the three months ended March 31, 2017 and 2016, respectively, which was included in “Loss from equity investment” in the consolidated statements of operations and comprehensive loss.

The Company performed significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS
(In thousands)

March 31, 2017
NET SALES	$574

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	38
FINANCE EXPENSES	1,681
OTHER EXPENSES (INCOME)	10
TOTAL EXPENSES	1,729

INCOME BEFORE PROVISION FOR INCOME TAXES	(1,155)

PROVISION FOR INCOME TAXES	1

NET LOSS FOR CONTINUING OPERATIONS	(1,156)

NET LOSS FROM OPERATIONS HELD FOR SALE	(1,041)

NET LOSS	$(2,197)

(m)	Revenue recognition

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2017, the Company reported gross sales of $13.0 million, 99.6% of which was related party sales and the Company had $19.5 million in purchases, of which 99.7% were related party purchases resulting in net cost of sales of $6.5 million in operations held for sale. See details of related party sales and purchases in Note 6.

For the three months ended March 31, 2016, the Company reported gross sales of $43 million, all of which was related party sales and the Company had $42 million in purchases, of which $0.33 million were related party purchases resulting in net revenue of $0.45 million in operations held for sale. See details of related party sales and purchases in Note 6.

(n)	Operations held for sale and operations disposed/to be disposed

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

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets which include Tianjin Shuangsi’ operations as of March 31, 2017 and December 31, 2016.

Carrying amounts of major classes of assets included as part of discontinued operations:

	March 31,	December 31,
(In thousands)	2017	2016
CURRENT ASSETS:
Cash	$59	$26
Accounts receivable, net	26	1
Accounts receivable related parties, net	2,807	-
Other receivables, net	15	-
Other receivables – related parties, net	3,172	30,554
Advance on inventory purchase	10	-
Advance on inventory purchase – related parties	14,588	-
Prepaid taxes	1,082	-
Property and equipment, net	1	1
Total current assets held for sale	21,760	30,582

Total assets of the disposal group classified as held for sale	$21,760	$30,582

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable, related parties	$14,892	$13,448
Other payables and accrued liabilities	3,194	2,448
Other payables - related parties	5,751	773
Customer deposits- related parties	-	12,242
Taxes payable	39	97
Total current liabilities held for sale	23,876	29,008

Total liabilities of the disposal group classified as held for sale	$23,876	$29,008

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Tianjin Shuangsi’s operations for the three months ended March 31, 2017 and Catalon and Maoming’s operation for the three months ended March 31, 2016.

Operations Disposed – Catalon and Maoming:	For the three months ended March 31,
(In thousands)	2017	2016

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$-	$(949)
(LOSS) INCOME FROM OPERATIONS	-	(949)

OTHER INCOME (EXPENSE)
Finance/interest expense	-	(414)
Other non-operating income (expense), net	-	(1,206)
Other expense, net	-	(1,620)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(2,569)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	(2,569)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	(26)
NET LOSS FROM OPERATIONS DISPOSED	$-	$(2,543)

Operations held for sale – Tianjin Shuangsi:	For the three months ended March 31,
(In thousands)	2017	2016

NET PROFIT/(LOSS)	(6,499)	454

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6	23
(LOSS) INCOME FROM OPERATIONS	(6,505)	431

OTHER INCOME (EXPENSE)
Finance/interest expense	-	1
Other expense, net	-	1
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	430
PROVISION FOR INCOME TAXES	-	107
NET LOSS FROM OPERATIONS TO BE DISPOSED	(6,505)	323
Less: Net loss attributable to noncontrolling interest from operations to be disposed	-	-
NET LOSS FROM OPERATIONS TO BE DISPOSED	$(6,505)	$323

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maoming Hengda

On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong, for which the Company has 32% equity interest in, a related party. The agreement was further amended in April 2017 to set the sale price at RMB 155.3 million or approximately $23.9 million. The Company expected to receive its 99% ownership for the total proceeds of RMB 154.0 million (approximately $23.8 million), of which the full amount would be paid within one year after the signing of the Agreement.

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital. The net deficiency of Maoming Hengda as of March 21, 2016 is as follows:

(In thousands)	March 21, 2016

CURRENT ASSETS:
Cash	$2
Accounts receivable, net	344
Other receivables, net	15
Total current assets	361

PROPERTY AND EQUIPMENT, NET	16,321
LONG-TERM DEFERRED EXPENSE	2
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION	2,023

Total assets	$18,707

CURRENT LIABILITIES:
Accounts payable	6,377
Short-term loans - other	464
Other payables and accrued liabilities	3,033
Other payables - related parties	430
Other payables - intercompany	30,650
Total current liabilities	40,954

NON-CONTROLLING INTEREST	(16)

Total net deficiency	(22,232)
Net consideration	(23,507)
Currency translation adjustment	81
Total addition to paid-in capital	$(45,658)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Catalon:

Due to operational issues, Catalon was not able to meet the minimum sales target or minimum net profit applicable as stipulated in the Stock Exchange agreement, therefore Management decided to cancel the shares that were placed in escrow for the selling shareholders. As such the Company deconsolidated Catalon as of March 31, 2016. The net deficiency of Catalon as of March 31, 2016 is as follows:

(In thousands)	March 31, 2016

CURRENT ASSETS:
Cash	$24
Total current	24

CURRENT LIABILITIES:
Other payables - related parties	2,279
Total current liabilities	2,279

NON-CONTROLLING INTEREST	(358)

Total net deficiency	(1,953)
Net consideration	(4,316)
Gain in disposal of subsidiary	$(6,269)

(o)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

(p)	Non-controlling interest

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

(q)	Earnings (loss) per share

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

(r)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of both March 31, 2017 and December 31, 2016, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

(s)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of March 31, 2017, the Company’s income tax returns filed for December 31, 2015, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

(t)	Share-based compensation

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

(u)	Recently issued accounting pronouncements

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

Note 3– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Other receivables	$141	$170
Other receivables – related party	44,253	71,304
Less: allowance for doubtful accounts	(122)	(169)
Net other receivables	44,272	71,305
Less: other receivables – held for sale	(3,187)	(30,554)
Net other receivables – continuing operations	$41,085	$40,751

Movement of allowance for doubtful accounts, including related parties, is as follows:

	March 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Beginning balance	$169	$-
Write off	(47)	169
Ending balance	122	169
Less: balance – held for sale	-	-
Ending balance – continuing operations	$122	$169

Note 4 - Supplemental disclosure of cash flow information

During the three months ended March 31, 2016, the Company increased additional paid-in capital of $45.6 million result from gain on sale of subsidiary to a related party. As of March 31, 2016, the unpaid receivable resulted from this transaction amounted to $23.8 million.

During the three months ended March 31, 2016, the Company incurred $0.2 million share-based compensation expense to prepay for future services.

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

During the three months ended March 31, 2017, the Company incurred $0.2 million share-based compensation expense to pay off its accrued liabilities.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5– Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended March 31, 2017 and 2016 are as follows:

(In thousands)	The three months ended March 31, 2017	The three months ended March 31, 2016
Current	$-	$108
Total provision for income taxes	$-	$108
Less: Income taxes from operations disposed	-	(108)
Income taxes – continuing operations	$-	$-

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. Management took into consideration its operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets.

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2017. The net operating loss carry forwards for United States income taxes amounted to $7.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2017 was $2.5 million. The net change in the valuation allowance for the three months ended March 31, 2017 was $0.1 million. Management will review this valuation allowance periodically and make adjustments as warranted

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of March 31, 2017. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 6 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue from related parties for the three months ended March 31, 2017 and 2016.

Name of related parties	Relationship	For the three months ended March 31, 2017	For the three months ended March 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding*	(44)	21
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	276
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	12,969	157
Total		$12,925	$454
Less: Sales to related parties from operations disposed		(12,925)	(454)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $6.5 million net cost of sales and $0.5 million net revenue for the three months ended March 31, 2017 and 2016, respectively.

b. The following charts summarize purchases from related parties for the three months ended March 31, 2017 and 2016.

Name of related parties	Relationship	For the three months ended March 31, 2017	For the three months ended March 31, 2016
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	2,998	-
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	7,035	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	207
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	9,427	122
Total		$19,460	$329
Less Purchases from related parties from operations disposed		(19,460)	(329)
Purchases–related parties–continuing operations		$-	$-

c. On March 21, 2016, the Company, along with its 1% minority interest holder, have jointly signed an equity transfer agreement (the "Agreement") to sell 100% of the equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company has 32% equity interest in, a related party, for RMB 331.3 million or approximately $51.0 million.

 Related party balances

a.	Accounts receivable – related party:

Name of related parties	Relationship	March 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$-
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	2,807	-
Accounts receivable – related party		2,807	-
Less: account receivable – related parties - held for sale		(2,807)	-
Total		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b.	Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	March 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$2,855	$43
Tianwu General Steel Material Trading Co., Ltd.*	Investee of General Steel (China)	22,137	22,137
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	30,396
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	115	116
Maoming Hengda	Wholly owned by Tianwu Tongyong	19,146	18,612
Other receivable – related party		44,253	71,304
Less: other receivable – related parties - held for sale		(3,172)	(30,554)
Other receivable – related parties – continuing operations		$41,081	$40,750

* The Company collected the balance in April 2017.

c.	Accounts payable – related parties:

Name of related parties	Relationship	March 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$14,892	$6,289
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	2,171
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,988
Total		14,892	13,448
Less: accounts payable – related parties - held for sale		(14,892)	(13,448)
Accounts payable – related parties - continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$2,791	$32
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
Tianjin Jingqiu Steel Co., Ltd	Partially owned by CEO through indirect shareholding	55	-
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	2,905	-
Wendlar Tianjin Industry Co., Ltd (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	9	-
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	773
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	48,746	48,376
Zuosheng Yu	CEO	1,409	1,329
Total		56,010	50,605
Less: other payables – related parties - held for sale		(5,751)	(773)
Other payables – related parties – continuing operations		$50,259	$49,832

e.	Customer deposit – related parties:

Name of related parties	Relationship	March 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$-	$12,242
Total		-	12,242
Less: customer deposit – related parties - held for sale		-	(12,242)
Customer deposits – related parties – continuing operations		$-	$-

Note 7 – Equity

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

On September 30, 2016, the Company issued 127,120 restricted shares of common stock for financial reporting services. The shares were valued at $1.18 per share, based on a negotiated price between the Company and the consultant.

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

Note 8 – Acquisition

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

Note 9 – Subsequent event

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

On December 31, 2017, the Company sold Tianjin Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed on the consolidated financial statements for the year ended December 31, 2016. See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

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

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment Co., Ltd., we have been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Our main operation through December 31, 2015 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes while we mainly engaged in trading starting 2016.

Our remaining steel business is primarily comprised of Tianjin Shuangsi Trading Co., Ltd., (“Tianjin Shuangsi”), a trading company that mainly sources overseas iron ore for steel mills. We acquired a 100% equity interest in Tianjin Shuangsi on February 16, 2016. On December 31, 2017, the Company sold Shuangsi for RMB 20,000,000 (approximately $2.88 million) so the result of operations was presented as operations to be disposed in the consolidated financial statements. See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

As a result of this restructuring, our former subsidiaries, Maoming Hengda Steel Company, Ltd. ("Maoming Hengda"), Catalon Chemical Corp. (“Catalon”), and Tianjin Shuangsi, all of which represented a majority of our consolidated sales and operations, are presented as discontinued operations or operations held for sale in our Consolidated Balance Sheets and Consolidated Statements of Operations.

RESULTS OF OPERATIONS

Since we completed the divestiture of our steel manufacturing business as planned through December 31, 2016 and further planned disposal of Tianjin Shuangsi, a trading company in which the Company received 100% equity interest on February 16, 2016. The Company’s remaining business mainly consisted of its 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("TianwuTongyong").

Statements of Operations for the three months ended March 31, 2017 and 2016:

(In thousands except share data)	2017	2016	Change	Percentage Change
Selling, General and Administrative Expenses	$(94)	$(1,358)	$1,264	(93.1)%
Loss from Operations	(94)	(1,358)	$1,264	(93.1)%

Other Income (Expense)	(704)	6,153	$(6,857)	(111.4)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	(798)	4,795	$(5,593)	(116.6)%
Provision for Income Taxes	-	-	$-	-%
Income (Loss) from Continuing Operations	(798)	4,795	$(5,593)	(116.6)%
Net Loss from Operations to be Disposed, Net of Income Taxes	(6,505)	323	(6,828)	(2,113.9)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(2,569)	$2,569	(100.0)%
Net Income (Loss)	(7,303)	2,549	$(9,852)	(386.5)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	(26)	$26	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$(7,303)	$2,575	$(9,878)	(383.6)%
Net Income (Loss)	$(7,303)	$2,549	$(9,852)	(386.5)%
Foreign Currency Translation Adjustments	1,430	(77)	$1,507	(1,957.1%
Comprehensive Income (Loss)	(5,873)	2,472	$(8,345)	(337.6)%
Less Comprehensive Loss Attributable to noncontrolling interest	-	(34)	$34	(100.0)%
Comprehensive Income(Loss) Attributable to General Steel Holding, Inc.	$(5,873)	$2,506	$(8,379)	(334.4)%

Weighted Average Number of Shares	20,000	17,569	2,431	13.8%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.04)	$0.27	$(0.31)	(114.6)%
Operations to be disposed	(0.33)	0.02	$(0.35)	(1,726.3)%
Operations disposed	-	(0.14)	$0.14	(100.0)%
Net Loss	$(0.37)	$0.15	$0.52	(346.7)%

General and Administrative Expenses (“G&A”)

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	March 31, 2017	March 31, 2016	Change %

General and administrative expenses	$(94)	$(1,358)	(93.1)%

G&A expenses decreased by 93.1% to $(0.1) million for the three months ended March 31, 2017, compared to $(1.4) million for the same period in 2016. The increase was mainly due to the disposed of major operations and decrease in professional expenses.

Loss from Operations

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	2017	2016	Change %

Loss from operations	$(94)	$(1,358)	(93.1)%

Loss from operations for the three months ended March 31, 2017 was $(0.1) million as compared to a loss of $(1.4) million for the same period in 2016. The increase was mainly due to the disposed of major operations and decrease in professional expenses.

Other Expense

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	2017	2016	Change %

Loss from equity investment	(702)	(116)	(505.2)%
Gain from disposal of Catalon	-	6,269	(100.0)%
Finance/interest expense	(2)	-	(100.0)%
Total other (expense)income	$(704)	$6,153	(111.4)%

Total other expenses for the three months ended March 31, 2017 was $(0.7) million, as compared to $6.2 other income for the same period in 2016. The decreased in other income was mainly due to a $0.7 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd compared to a gain from disposal of Catalon in the same period 2016.

Net Income (Loss) from Continuing Operations

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	2017	2016	Change %

Net Income (loss) from continuing operations	$(798)	$4,795	(116.6)%

Net loss from continuing operations for the three months ended March 31, 2017 was $(0.8) million as compared to an income of approximately $4.8 million for the same period in 2016. The decrease in net income from operations was predominantly due to the reasons stated above.

Net Loss from Operations to be Disposed

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	2017	2016	Change %

Net (loss) income from operations to be disposed, net of applicable income taxes	$(6,505)	$323	(2,113.9)%

Net loss from operations to be disposed for the three months ended March 31, 2017 was approximately $(6.5) million as compared to a gain of approximately $0.3 million for the same period in 2016. Net loss from operations to be disposed was mainly from Tianjin Shuangsi as it had operating losses in its trading business.

Net Loss from Operations Disposed

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	2017	2016	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(2,569)	(100.0)%

Net loss from operations disposed for the three months ended March 31, 2016 was approximately $2.6 million as a result of disposing its operations of Maoming Hengda.

Net Income (Loss) attributable to General Steel Holdings, Inc.

Three months ended March 31, 2017 compared with three months ended March 31, 2016

(in thousands)
	2017	2016	Change %

Net Income (loss)	$(7,303)	$2,549	(386.5)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	(26)	(100.0)%
Net Income (loss) attributable to General Steel Holdings, Inc.	$(7,303)	$2,575	(383.6)%

Net loss attributable to us for the three months ended March 31, 2017 was $(7.3) million as compared to $2.6 million for the same period in 2016. The decrease in net income attributable to us for the three months ended March 31, 20156 was mainly a result of the loss from our our operations to be disposed and loss from our equity investment for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, our current liabilities exceeded the current assets by approximately $13.3 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Additional equity or debt financing

Based on the above considerations, our Board of Directors is of the opinion that we are able to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due over the twelve months from the balance sheet date.  In addition, we have completed the divestiture of our steel manufacturing business as planned on terms favorable to the Company by reducing our net deficiency and although recently acquired businesses are not yet profitable or proven, they are not expected to result in net working capital deficiency as compared to our steel manufacturing business.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to repay its debt obligations, to obtain necessary financing resources to continue operations, along with the market and general economic condition. Management anticipates that the Company will be dependent, for the near future, on equity financing and debt financing in the form of short-term loans, loans from related parties, to finance the working capital requirements of the Company. However, there is no assurance that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

The Company had working capital deficit of $13.3 million as of March 31, 2017 and working capital deficit of $8.2 million as of December 31, 2016. In addition, the Company had accumulated deficit of $1.3 billion as of March 31, 2017 and incurred negative cash flows from operating activities totaling $(5.0) million for three-month ended March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to seek equity financing and obtain financial support and credit guarantee from the Company’s related parties or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2017 and 2016 was $5.0 million and $0.2 million, respectively. This change was mainly due to the combination of the following factors:

The net loss from continuing operations of $0.8 million, mainly from non-cash loss from equity investment for the three months ended March 31, 2017 compared to net income of $4.8 million in the same period in 2016 which were mainly due to gain from disposal of Catalon.

Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly because we incurred significant losses from our Tianjin Shuangsi for the first quarter of 2017 due to loss from the trading business while cash inflow for the three months ended March 31, 2016 was mainly due to Hengda Steel which was disposed in March, 2016.

Investing activities

We did not use any cash for investing activities for the three months ended March 31, 2017 while during the three months ended March 31, 2016, we purchased immaterial amount of equipment.

Financing activities

Net cash provided by financing activities was $5.0 million for the three months ended March 31, 2017 compared to $0.2 million provided by financing activities for the three months ended March 31, 2016. The increase of cash inflow from financing activities was mainly driven by our entity to be disposed, Tianjin Shuangsi, as mainly due to borrowing from parties loans while during the three months ended March 31, 2016, we had borrowings from our related parties to pay for certain operating expenses on behalf of the Company.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the three months ended March 31, 2017. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with US GAAP. These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

There have been no other material changes during the quarter ended March 31 2017 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2016. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2017 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2016 Form 10K filing and described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.
•	Ineffective due diligence procedure performed in our acquisition of Catalon.
•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on December 4, 2018.

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

General Steel Holdings, Inc.

Date: December 4, 2018	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: December 4, 2018	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

