Form 10-Q
period 2017-06-30
GENERAL STEEL HOLDINGS INC
filed 2018-12-07
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of November 15, 2018, 24,774,881 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$5,165	$3,797
Other receivables, net	3,100	598
Other receivables - related parties	-	40,749,746
Current assets held for sale	23,803,717	30,581,807
TOTAL CURRENT ASSETS	23,811,982	71,335,948

EQUIPMENT, NET	217	214
INVESTMENT IN UNCONSOLIDATED ENTITIES	11,588,084	12,758,610

TOTAL ASSETS	$35,400,283	$84,094,772

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$2,028,529	$732,054
Other payables - related parties	9,296,039	49,830,622
Current liabilities held for sale	25,860,585	29,006,872
TOTAL CURRENT LIABILITIES	37,185,153	79,569,548

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2017 and December 31, 2016	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,694,670 and 20,494,670 shares issued, 20,200,208 and 20,000,208 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	20,695	20,495
Treasury stock, at cost, 494,462 shares as of June 30, 2017 and December 31, 2016	(839,686)	(839,686)
Additional paid-in-capital	1,253,624,014	1,253,384,214
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,258,520,847)	(1,250,521,814)
Accumulated other comprehensive income	2,820,851	1,371,912
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	(1,784,870)	4,525,224

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$35,400,283	$84,094,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	For the three months ended		For the six months ended
	2017	2016	2017	2016
GENERAL AND ADMINISTRATIVE EXPENSES	19,314	324,400	113,557	1,682,597

LOSS FROM OPERATIONS	(19,314)	(324,400)	(113,557)	(1,682,597)

OTHER INCOME (EXPENSE)
Loss from equity investment	(757,438)	(231,682)	(1,459,195)	(347,303)
Finance/interest expense	1,143	(15)	(867)	(64)
Gain from disposal of Catalon	-	-	-	6,268,930
Other income (expense), net	(756,295)	(231,697)	(1,460,062)	5,921,563

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(775,609)	(556,097)	(1,573,619)	4,238,966

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(775,609)	(556,097)	(1,573,619)	4,238,966

DISCONTINUED OPERATIONS - Note 2(n):
NET INCOME (LOSS) FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	79,720	260,236	(6,425,414)	583,226
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	-	-	(2,568,935)

NET INCOME (LOSS)	(695,889)	(295,861)	(7,999,033)	2,253,257

Less: Net loss attributable to noncontrolling interest from operations disposed	-	-	-	(25,706)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(695,889)	$(295,861)	$(7,999,033)	$2,278,963

NET INCOME (LOSS)	$(695,889)	$(295,861)	$(7,999,033)	$2,253,257

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	19,288	(207,228)	1,448,939	(284,159)

COMPREHENSIVE INCOME (LOSS)	(676,601)	(503,089)	(6,550,094)	1,969,098

Less: Comprehensive loss attributable to noncontrolling interest	-	(355)	-	(34,044)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(676,601)	$(502,734)	$(6,550,094)	$2,003,142

WEIGHTED AVERAGE NUMBER OF SHARES	20,200,208	15,100,361	20,101,319	16,334,486

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.04)	$(0.04)	$(0.08)	$0.26
Operations to be disposed	$0.00	$0.02	$(0.32)	$0.04
Operations disposed	$-	$-	$-	$(0.16)

Net income (loss) per share	$(0.03)	$(0.02)	$(0.40)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,999,033)	$2,253,257
Net income (loss) from operations to be disposed	(6,425,414)	583,226
Net loss from operations disposed	-	(2,568,935)
Net income (loss) from continuing operations	(1,573,619)	4,238,966
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses	-	167,055
Share-based compensation	-	696,838
Loss from equity investment	1,459,195	347,303
Gain from disposal of Catalon	-	(6,268,930)
Changes in operating assets and liabilities
Other receivables	(4,002)	(6,300)
Other payables and accrued liabilities	1,474	269,855
Taxes payable	-	1,390
Net cash used in operating activities from operations to be disposed/ operations disposed	(35,931,727)	29,854,873
Net cash (used in) provided by operating activities	(36,048,679)	29,301,050

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,000)
Net cash provided by investing activities from operations to be disposed / operations disposed	61,598	(29,864,338)
Net cash used in investing activities	61,598	(29,865,338)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	-	570,674
Net cash provided by financing activities from operations to be disposed / operations disposed	36,030,062	-
Net cash provided by financing activities	36,030,062	570,674

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	25,740	(15,008)

INCREASE (DECREASE) IN CASH	68,721	(8,622)

CASH, beginning of period	3,797	42,391

CASH, end of period	72,518	33,769

Less: cash from operations to be disposed and disposed, end of period	(67,353)	(29,972)

CASH FROM CONTINUING OPERATIONS, end of period	$5,165	$3,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd., has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets at December 31, 2016 and the disposal of its final steel producing operating assets on March 21, 2016, has been its trading business in iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

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

On March 21, 2016, the Company sold its interest in Maoming Hengda Steel Co., Ltd thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales for the three and six months ended June 30, 2017 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Notes 2(a) and Notes 2(n) for details.

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Tianjin Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed on June 30, 2017 in the consolidated financial statements. See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

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

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of June 30, 2017:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)	PRC	100.0%

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Unaudited

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

One of the Company’s customers, a related party individually accounted for 97.9% of total sales from operation disposed for the six months ended June 30, 2017, and none of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the three months ended June 30, 2017. Three of the Company’s customers, including two related parties accounted for 91.8% of the total sales for the six months ended June 30, 2016 respectively and three of the company’s customers accounted for 99.9% of total sales for the three months ended June 30, 2016, respectively.

One of the Company’s customer, a related party from operation disposed individually accounted for 99.0% of total accounts receivable, including related parties as of June 30, 2017. One of the Company’s customers, a related party, accounted for 100% of the total customer deposit as of December 31, 2016 from operations held for sale.

Three of the Company’s suppliers accounted for 99.1% of the total purchases for the six months ended June 30, 2017. None of the Company’s suppliers, all related parties accounted for more than 99.7% of the total purchases for the three months ended June 30, 2017. Three of the Company’s suppliers, all related parties accounted for 89.0% of the total purchases for the six months June 30, 2016.

None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of June 30, 2017. Three of the Company’s suppliers, all related parties accounted for 100% of total accounts payable as of December 31, 2016 from operations held for sale.

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

Translation adjustments included in accumulated other comprehensive income amounted to $2.82 million and $1.37 million as of June 30, 2017 and December 31, 2016, respectively. The balance sheet amounts, with the exception of equity at June 30, 2017 and December 31, 2016 were translated at 6.78 RMB and 6.94 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2017 and 2016 were 6.88 RMB and 6.54 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Unaudited

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of June 30, 2017, Tongyong Shengyuan’s net investment in the unconsolidated entity was $11.6 million

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Total investment loss in unconsolidated subsidiaries, which was included in “Loss from equity investment” in the consolidated statements of operations and comprehensive loss, amounted to $0.8 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively and amounted to $1.5 million and $0.3 million for six months ended June 30, 2017 and 2016, respectively.

The Company performed a significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as a significant equity investee. The condensed financial statements of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS

(In thousands)
June 30, 2017
NET SALES	$932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	85
FINANCE EXPENSES	3,494
OTHER INCOME	(68)
TOTAL EXPENSES	3,511

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,579)

PROVISION FOR INCOME TAXES	1

NET LOSS FOR CONTINUING OPERATIONS	(2,580)

NET LOSS FROM OPERATIONS HELD FOR SALE	(1,981)

NET LOSS	$(4,561)

(m)	Revenue recognition

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

For the three and six months ended June 30 2017, the Company reported gross sales of $0.2 million and $13.3 million, of which 38.5% and 98.2% were related party sales and the Company had $0.1 million and $19.7 million in purchases, of which 5.6% and 99.1% were related party purchases resulting in net profit of $0.1 million and net cost of sales of $6.4 million in operations held for sale. See details of related party sales and purchases in Note 6.

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

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets which include Tianjin Shuangsi’ operations as of June 30, 2017 and December 31, 2016.

Carrying amounts of major classes of assets included as part of discontinued operations:

	June 30,	December 31,
(In thousands)	2017	2016
ASSETS:
Cash	$6	$26
Accounts receivable, net	41	1
Accounts receivable related parties, net	2,872	-
Other receivables, net	15	-
Other receivables – related parties, net	19,807	30,554
Advance on inventory purchase	19	-
Prepaid taxes	1,043	-
Property and equipment, net	1	1
Total assets held for sale	23,084	30,582

Total assets of the disposal group classified as held for sale	$23,804	$30,582

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable, related parties	$-	$13,448
Other payables and accrued liabilities	2,950	2,448
Other payables - related parties	22,871	773
Customer deposits - related parties	-	12,242
Taxes payable	40	97
Total current liabilities held for sale	25,861	29,008

Total liabilities of the disposal group classified as held for sale	$25,861	$29,008

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Shuangsi’s operations for the three and six months ended June 30, 2017 and Catalon and Maoming’s operation for the six months ended June 30, 2016.

	For the six months ended June 30,
Operations Disposed – Catalon and Maoming:	2017	2016
(In thousands)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	(949)
LOSS FROM OPERATIONS	-	(949)
		-
OTHER EXPENSE
Finance/interest expense	-	(414)
Other non-operating expense, net	-	(1,206)
Other expense, net	-	(1,620)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(2,569)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	(2,569)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	(26)
NET LOSS FROM OPERATIONS DISPOSED	$-	$(2,543)

	For the three months ended June 30,
Operations held for sale– Tianjin Shuangsi:	2017	2016
(In thousands)
NET PROFIT	86	365

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6	18
INCOME FROM OPERATIONS	80	347

OTHER EXPENSE
Finance/interest expense	1	-
Other expense, net	1	-
INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	347
PROVISION FOR INCOME TAXES	-	87
NET INCOME FROM OPERATIONS DISPOSED	79	260
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS TO BE DISPOSED	$79	$260

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

	For the six months ended June 30,
Operations held for sale– Tianjin Shuangsi:	2017	2016
(In thousands)
NET PROFIT (LOSS)	(6,413)	819

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12	41
(LOSS) INCOME FROM OPERATIONS	(6,425)	778

OTHER EXPENSE
Finance/interest expense	1	1
Other expense, net	1	1
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(6,426)	777
PROVISION FOR INCOME TAXES	-	194
NET LOSS FROM OPERATIONS DISPOSED	(6,426)	-
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS TO BE DISPOSED	$(6,426)	$583

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

Unaudited

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

(r)	Treasury Stock

Treasury stock consists of shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method.

As of both June 30, 2017 and December 31, 2016, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of June 30, 2017, the Company’s income tax returns filed for December 31, 2015, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

Unaudited

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

Unaudited

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

Note 3– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2017	December 31, 2016
	(in thousands)	(in thousands)
Other receivables	$140	$170
Other receivables – related party	19,807	71,304
Less: allowance for doubtful accounts	(122)	(169)
Net other receivables	19,825	71,305
Less: other receivables – held for sale	(19,822)	(30,554)
Net other receivables – continuing operations	$3	$40,751

Movement of allowance for doubtful accounts, including related parties, is as follows:

	June 30, 2017	December 31, 2016
	(in thousands)	(in thousands)
Beginning balance	$169	$-
Charge to expense	-	169
Write off	(47)	-
Ending balance	122	169
Less: balance – held for sale	-	-
Ending balance – continuing operations	$122	$169

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

During the six months ended June 30, 2016, the Company incurred $0.2 million share-based compensation expense to prepay for future services.

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

During the six months ended June 30, 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

Note 5– Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the three months ended June 30, 2017 and 2016 are as follows:

(In thousands)	The three months ended June 30, 2017	The three months ended June 30, 2016
Current	$-	$87
Total provision for income taxes	$-	$87
Less: Income taxes from operations disposed	-	(87)
Income taxes – continuing operations	$-	$-

(In thousands)	The six months ended June 30, 2017	The six months ended June 30, 2016
Current	$-	$194
Total provision for income taxes	$-	$194
Less: Income taxes from operations disposed	-	(194)
Income taxes – continuing operations	$-	$-

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. However, these balance were all disposed after the disposed operations in Longman Joint Venture on December 30, 2015 and after the disposed operations in Maoming Hengda on March 21, 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of June 30, 2017 and December 31, 2016 was $0 million and $0 million, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended June 30, 2017. The net operating loss carry forwards for United States income taxes amounted to $7.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2017 was $0 million. The net change in the valuation allowance for the nine months ended June 30, 2017 was $0 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of June 30, 2017. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 6 – Related party transactions and balances

Related party transactions

a. The following chart summarized gross sales to related parties for the three months and six months ended June 30, 2017 and 2016.

Name of related parties	Relationship	For the three months ended June 30, 2017	For the three months ended June 30, 2016
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding*	15	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	24	26,642
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,720
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	76	-
Total		$115	$34,362
Less: Sales to related parties from operations disposed		(115)	(34,362)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $6.4 million net cost of sales and $0.8 million net revenue for the six months ended June 30, 2017 and 2016, respectively.

Name of related parties	Relationship	For the six months ended June 30, 2017	For the six months ended June 30, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$(44)	$167
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	15	29,644
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	12,993	40,072
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,720
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	76	-
Total		$13,040	$77,603
Less: Sales to related parties from operations disposed		(13,040)	(77,603)
Sales–related parties – continuing operations		$-	$-

b. The following charts summarize purchases from related parties three months and six months ended June 30, 2017 and 2016.

Name of related parties	Relationship	For the three months ended June 30, 2017	For the three months ended June 30, 2016
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$13	$12,044
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	13	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	12,282
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,404
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	17	23,618
Total		$43	$52,348
Less: Purchases from related parties from operations disposed		(43)	(52,348)
Purchases–related parties–continuing operations		$-	$-

Name of related parties	Relationship	For the six months ended June 30, 2017	For the six months ended June 30, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$7,048	$12,044
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	3,011	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	12,282
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,611
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	9,444	23,740
Total		$19,503	$52,677
Less: Purchases from related parties from operations disposed		(19,503)	(52,677)
Purchases–related parties–continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

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

 Related party balances

a.	Accounts receivable – related party:

Name of related parties	Relationship	June 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$2,872	$-
Less: Accounts receivable – related party - held for sale		(2,872)	-
Accounts receivable – related party - continuing operations		$-	$-

b.	Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	June 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$1,159	$43
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	22,137
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	14,027	30,396
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	75	116
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	4,340	-
Maoming Hengda	Wholly owned by Tianwu Tongyong	206	18,612
Total		19,807	71,304
Less: other receivable – related parties - held for sale		(19,807)	(30,554)
Other receivable – related parties - continuing operations		$-	$40,750

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

c.	Accounts payable – related party:

Name of related parties	Relationship	June 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$6,289
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	2,171
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,988
Total		-	13,448
Less: accounts payable – related parties - held for sale		-	(13,448)
Accounts payable – related parties - continuing operations		$-	$-

d.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	June 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$-	$32
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
Tianjin Jingqiu Steel Co., Ltd	Partially owned by CEO through indirect shareholding	59	-
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	22,812	-
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	773
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	7,783	48,376
Zuosheng Yu	CEO	1,418	1,329
Total		32,167	50,605
Less: other payables – related parties - held for sale		(22,871)	(773)
Other payables – related parties – continuing operations		$9,296	$49,832

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

e.	Customer deposit – related party:

Name of related parties	Relationship	June 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$-	$12,424
Less: customer deposit – related party - held for sale		-	(12,424)
Customer deposits – related party – continuing operations		-	-

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

On December 31, 2017, the Company sold Tianjin Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed in December 31, 2016 in the consolidated financial statements for the year ended December 31, 2016. See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

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

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment Co., Ltd, we have been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Our main operation through December 31, 2016 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes.

Our remaining steel business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd, (“Tianjin Shuangsi”), a trading company that mainly sources overseas iron ore for steel mills. We acquired a 100% equity interest in Tianjin Shuangsi on February 16, 2016. On December 31, 2017, the Company sold Shuangsi for RMB 20,000,000 (approximately $2.88 million) so the result of operations was presented as operations to be disposed in the consolidated financial statements See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

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

Statements of Operations for the three months ended June 30, 2017 and 2016:

(In thousands except share data)	2017	2016	Change	Percentage Change
Selling, General and Administrative Expenses	(19)	(324)	$305	(94.1)%
Loss from Operations	(19)	(324)	$305	(94.1)%

Other Expense, net	(756)	(232)	$(524)	225.9%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(775)	(556)	$(220)	39.6%
Provision for Income Taxes	-	-	$-	-%
Loss from Continuing Operations	(775)	(556)	$(220)	39.6%
Net Income from Operations to be Disposed, Net of Income Taxes	80	260	$(180)	(69.2)%
Net Loss	(695)	(296)	$(400)	135.1%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	-	$	%
Net Loss Attributable to General Steel Holdings, Inc.	$(695)	$(296)	$(400)	135.1%
Net Loss	$(695)	$(296)	$(400)	135.1%
Foreign Currency Translation Adjustments	19	(207)	$226	(109.2)%
Comprehensive Loss	(676)	(503)	$(174)	34.6%
Less Comprehensive Loss Attributable to noncontrolling interest	-	-	$-	-%
Comprehensive Loss Attributable to General Steel Holdings, Inc.	$(676)	$(503)	$(174)	34.6%
Weighted Average Number of Shares	20,200	15,100	(5,100)	(33.8)%
Income (Loss) Per Share – Basic and Diluted
Continuing Operations	$(0.04)	$(0.04)	$-	-%
Operations to be disposed	-	0.02	(0.02)	100%
Operations disposed	-	-	$-	-%
Net Loss per share	$(0.03)	$(0.02)	$0.01	50.0%

Statements of Operations for the six months ended June 30, 2017 and 2016:

(In thousands except share data)	2017	2016	Change	Percentage Change
Selling, General and Administrative Expenses	(114)	(1,683)	1,569	(93.2)%
Loss from Operations	(114)	(1,683)	1,569	(93.2)%

Other Expense, net	(1,460)	5,922	(7,382)	(124.7)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	(1,574)	4,239	(5,813)	(137.1)%
Provision for Income Taxes	-	-	-	-%
Income (Loss) from Continuing Operations	(1,574)	4,239	(5,813)	(137.1)%
Net Income (Loss) from Operations to be Disposed, Net of Income Taxes	(6,425)	583	(7,008)	(1,202.1)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(2,569)	2,569	(100.0)%
Net Income (Loss)	(7,999)	2,253	(10,252)	(455.0)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	(26)	26	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$(7,999)	$2,279	$(10,278)	(451.0)%
Net Income (Loss)	$(7,999)	$2,253	$(10,252)	(455.0)%
Foreign Currency Translation Adjustments	1,449	(284)	1,733	(610.2)%
Comprehensive Income ( Loss)	(6,550)	1,969	(8,519)	(432.7)%
Less Comprehensive Loss Attributable to General Steel Holdings, Inc.	-	(34)	34	(100)%
Comprehensive Income (Loss) Attributable to General Steel Holding, Inc.	$(6,550)	$2,003	$(8,553)	(427.0)%

Weighted Average Number of Shares	20,101	16,334	3,767	23.1%
Income (Loss) Per Share – Basic and Diluted
Continuing Operations	$(0.08)	$0.26	$(0.34)	(130.2)%
Operations to be disposed	(0.32)	0.04	(0.36)	(995.3)%
Operations disposed	-	(0.16)	0.16	(100.0)%
Net Income (Loss) per share	$(0.40)	$0.14	$(0.54)	(385.7)%

General and Administrative Expenses (“G&A”)

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	June 30, 2017	June 30, 2016	Change %

General and administrative expenses	$(19)	$(324)	(94.1)%

G&A expenses decrease by 94.1% to $(0.02) million for the three months ended June 30, 2017, compared to $(0.3) million for the same period in 2016. The increase was mainly due to the disposed of major operations and decrease in professional expenses.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	June 30, 2017	June 30, 2016	Change %

General and administrative expenses	$(114)	$(1,683)	(93.2)%

G&A expenses decrease by 93.2 % to $(0.1) million for the six months ended June 30, 2017, compared to $(1.7) million for the same period in 2016. The increase was mainly due to the disposed of major operations and decrease in professional expenses.

Loss from Operations

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Loss from operations	$(19)	$(324)	(94.1)%

Loss from operations for the three months ended June 30, 2017 was $(0.02) million as compared to a loss of $(0.3) million for the same period in 2016. The increase was mainly due to the disposed of major operations and decrease in professional expenses.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Loss from operations	$(114)	$(1,683)	(93.2)%

Loss from operations for the six months ended June 30, 2017 was $(0.1) million as compared to a loss of $(1.7) million for the same period in 2016. The increase was mainly due to the disposed of major operations and decrease in professional expenses.

Other Income (Expense)

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Loss from equity investment	$(757)	$(232)	226.3%
Finance/interest expense	1	-	100.0%
Total other expense, net	$(756)	$(232)	225.9%

Total other expense, net, for the three months ended June 30, 2017 was $(0.8) million, a 225.9% increase compared to $(0.2) million for the same period in 2016. The increase in other expense was mainly due to a $0.8 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Loss from equity investment	$(1,459)	$(347)	320.5%
Finance/interest expense	(1)	-	(100.0)%
Gain from disposal of Catalon	-	6,269	(100.0)%
Total other (expense) income, net	$(1,460)	$5,922	(124.7)%

Total other (expense) income, net, for the six months ended June 30, 2017 was $(1.5) million, compared to $5.9 million other income for the same period in 2016. The decreased in other income was mainly due to a $1.5 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd compared to a gain from disposal of Catalon in amount of 6.3 million the same period 2016.

Net Income (Loss) from Continuing Operations

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net loss from continuing operations	$(775)	$(556)	39.6%

 Net loss from continuing operations for the three months ended June 30, 2017 was $(0.8) million as compared to a loss of approximately $(0.6) million for the same period in 2016. The decrease in net income from operations was predominantly due to the reasons stated above.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net income (loss) from continuing operations	$(1,574)	$4,239	(137.1)%

 Net loss from continuing operations for the six months ended June 30, 2017 was $(1.6) million as compared to an income of approximately $4.2 million for the same period in 2016. The decrease in net income from operations was predominantly due to the reasons stated above.

Net income from Operations to be Disposed

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net income from operations to be disposed, net of applicable income taxes	$80	$260	(69.2)%

Net income from operations to be disposed for the three months ended June 30, 2017 was approximately $0.1 million compared to approximately $0.3 million for the same period in 2016. Net income from operations to be disposed was mainly from Tianjin Shuangsi as it had operating losses in its trading business.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net (loss) income from operations disposed, net of applicable income taxes	$(6,425)	$583	(1,202.1)%

Net loss from operations disposed for the six months ended June 30, 2017 was approximately $(6.4) million as compared to a gain of approximately $0.6 million for the same period in 2016. Net loss from operations to be disposed was mainly from Tianjin Shuangsi as it had operating losses in its trading business.

Net Loss from Operations Disposed

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$-	-%

There was no operations to be disposed for the three months ended June 30, 2017 and 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(2,569)	(100.0)%

Net loss from operations disposed for the three months ended June 30, 2016 was approximately $(2.6) million as a result of disposing its operations of Maoming Hengda.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended June 30, 2017 compared with three months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net loss	$(695)	$(296)	135.1%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	-	-%
Net loss attributable to General Steel Holdings, Inc.	$(695)	$(296)	135.1%

Net loss attributable to us for the three months ended June 30, 2017 was $(0.7) million as compared to $(0.3) million net loss for the same period in 2016. The decrease in net income attributable to us for the six months ended June 30, 2016 was mainly a result of the loss from our operations to be disposed and loss from our equity investment for the three months ended June 30, 2017.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

(in thousands)
	2017	2016	Change %

Net income (loss)	$(7,999)	$2,253	(455.0)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	(26)	(100)%
Net income (loss) attributable to General Steel Holdings, Inc.	$(7,999)	$2,279	(451.0)%

Net loss attributable to us for the six months ended June 30, 2017 was $(8.0) million as compared net income of $2.3 million for the same period in 2016. The decrease in net income attributable to us for the three months ended June 30, 2016 was mainly a result of the loss from our operations to be disposed and loss from our equity investment for the six months ended June 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, our current liabilities exceeded the current assets by approximately $13.4 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

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

The Company had working capital deficit of $13.4 million for the six-month ended June 30, 2017 and working capital deficit $8.2 million for the year ended December 31, 2016. In addition, the Company had an accumulated deficit of $1.26 billion at June 30, 2017 and incurred negative cash flows from operating activities totaling $(36.0) million as of June 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities was approximately $36.0 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $29.3 million for the six months ended June 30, 2016. This change was mainly due to the combination of the following factors:

The net loss from continuing operations of $1.6 million, mainly from non-cash loss from equity investment for the six months ended June 30, 2017 compared to net income of $4.3 million in the same period in 2016 which were mainly due to gain from disposal of Catalon.

Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly because we incurred significant losses from our Tianjin Shuangsi for the first quarter of 2017 due to loss from the trading business while cash inflow for the six months ended June 30, 2016 was mainly due to Hengda Steel which was disposed in March, 2016.

Investing activities

We did not use any cash for investing activities for the three months ended June 30, 2017 while during the six months ended June 30, 2016, we purchased immaterial amount of equipment. Net cash used in investing activities was approximately $29.9 million for the six months ended June 30, 2016 which are mainly other receivables from related parties in the amount of approximately 29.9 million.

Financing activities

Net cash provided by financing activities was $36.0 million for the six months ended June 30, 2017 compared to $0.6 million used in financing activities for the six months ended June 30, 2016. The increase of cash inflow from financing activities was mainly driven by our entity to be disposed, Tianjin Shuangsi, as mainly due to borrowing from parties loans while during the six months ended June 30, 2016, we had borrowings from our related parties to pay for certain operating expenses on behalf of the Company.

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

Recently issued accounting pronouncements

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

There have been no other material changes during the three and six months ended June 30 2017 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2016. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2017 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2016 Form 10K filing and described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.

•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2017.

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

General Steel Holdings, Inc.

Date: December 6, 2018	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: December 6, 2018	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

