Form 10-Q
period 2017-09-30
GENERAL STEEL HOLDINGS INC
filed 2018-12-10
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of December 10, 2018, 39,060,596 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,778	$3,797
Other receivables, net	3,100	598
Other receivables - related parties	-	40,749,746
Current assets held for sale	25,696,276	30,581,807
TOTAL CURRENT ASSETS	25,704,154	71,335,948

EQUIPMENT, NET	217	214
INVESTMENT IN UNCONSOLIDATED ENTITIES	11,101,548	12,758,610

TOTAL ASSETS	$36,805,919	$84,094,772

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$2,084,334	$732,054
Other payables - related parties	9,467,701	49,830,622
Current liabilities held for sale	27,785,694	29,006,872
TOTAL CURRENT LIABILITIES	39,337,729	79,569,548

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIENCY):
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2017 and December 31, 2016	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,694,670 and 20,494,670 shares issued, 20,200,208 and 20,000,208 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	20,695	20,495
Treasury stock, at cost, 494,462 shares as of September 30, 2017 and December 31, 2016	(839,686)	(839,686)
Additional Paid-in-capital	1,253,624,014	1,253,384,214
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,259,361,780)	(1,250,521,814)
Accumulated other comprehensive income	2,914,844	1,371,912
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY (DEFICIENCY)	(2,531,810)	4,525,224

TOTAL LIABILITIES AND EQUITY (DEFICIENCY)	$36,805,919	$84,094,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

GENERAL AND ADMINISTRATIVE EXPENSES	$52,404	$70,920	$165,961	$1,753,517

LOSS FROM OPERATIONS	(52,404)	(70,920)	(165,961)	(1,753,517)

OTHER INCOME (EXPENSE)
Loss from equity investment	(729,314)	(608,737)	(2,188,509)	(956,040)
Finance/interest expense	(520)	(432)	(1,387)	(496)
Gain from debt settlement	-	2,454,546	-	2,454,546
Gain from disposal of Catalon	-	-	-	6,268,930
Other income (expense), net	(729,834)	1,845,377	(2,189,896)	7,766,940

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(782,238)	1,774,457	(2,355,857)	6,013,423

PROVISION FOR INCOME TAXES				-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(782,238)	1,774,457	(2,355,857)	6,013,423

DISCONTINUED OPERATIONS - Note 2(n):
NET INCOME (LOSS) FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	(58,695)	309,312	(6,484,109)	892,538
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	-	-	(2,568,935)

NET INCOME (LOSS)	(840,933)	2,083,769	(8,839,966)	4,337,026

Less: Net loss attributable to noncontrolling interest from operations disposed	-	-	-	(25,540)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(840,933)	$2,083,769	$(8,839,966)	$4,362,566

NET INCOME (LOSS)	$(840,933)	$2,083,769	$(8,839,966)	$4,337,026

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	93,993	(48,194)	1,542,932	(332,353)

COMPREHENSIVE INCOME (LOSS)	(746,940)	2,035,575	(7,297,034)	4,004,673

Less: Comprehensive income (loss) attributable to noncontrolling interest	-	166	-	(33,878)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(746,940)	$2,035,409	$(7,297,034)	$4,038,551

WEIGHTED AVERAGE NUMBER OF SHARES	20,200,208	16,646,309	20,133,541	16,439,186

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.04)	$0.11	$(0.12)	$0.37
Operations to be disposed	$(0.00)	$0.02	$(0.32)	$0.05
Operations disposed	$-	$-	$-	$(0.15)

Net income (loss) per share	$(0.04)	$0.13	$(0.44)	$0.27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,839,966)	$4,337,026
Net income (loss) from operations to be disposed	(6,484,109)	892,538
Net loss from operations disposed	`	(2,568,935)
Net income (loss) from continuing operations	(2,355,857)	6,013,423
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses		169,055
Share-based compensation	-	697,080
Loss from equity investment	2,188,509	956,040
Gain from debt settlement	-	(2,454,546)
Gain from disposal of Catalon	-	(6,268,930)
Changes in operating assets and liabilities
Other receivables	11,523	(6,300)
Other payables and accrued liabilities	91,141	343,753
Net cash (used in) provided by operating activities from operations to be disposed/ operations disposed	(22,292,043)	23,064,000
Net cash (used in) provide by operating activities	(22,356,727)	22,513,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,000)
Net cash used in investing activities from operations to be disposed / operations disposed	-	(23,087,686)
Net cash used in investing activities	-	(23,088,686)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	81,455	609,085
Net cash provided by financing activities from operations to be disposed / operations disposed	22,286,292	-
Net cash provided by financing activities	22,367,747	609,085

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	10,299	(46,348)

INCREASE (DECREASE) IN CASH	21,319	(12,374)

CASH, beginning of period	3,797	42,391

CASH, end of period	25,116	30,017

Less: cash from operations to be disposed and disposed, end of period	(20,338)	(25,342)

CASH FROM CONTINUING OPERATIONS, end of period	$4,778	$4,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co.,Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets at December 31, 2016 and the disposal of its final steel producing operating assets on March 21, 2016, has been its trading business in iron ore, nickel-iron-manganese alloys, and other steel-related products. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

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

On March 21, 2016, the Company sold its interest in Maoming Hengda Steel Co., Ltd thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales for the three and nine months ended September 30, 2017 in the unaudited condensed consolidated financial statements. Certain prior period data has been reclassified to conform to the current year presentation and to reflect the results of operations disposed. See Notes 2(a) and 2(n) for details.

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Tianjin Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed on September 30, 2017 in the consolidated financial statements See Note 2(n) – Operations held for sale and operations disposed/to be disposed.

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

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of September 30, 2017:

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

One of the Company’s customers, a related party individually accounted for 97.6% of total sales from operation disposed for the nine months ended September 30, 2017, and none of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the three months ended September 30, 2017. Three of the Company’s customers, including related parties accounted for more than 93.5% of the total sales for the nine months ended September 30, 2016 and two of the company’s customers accounted for 100% of total sales for the three months ended September 30, 2016, respectively.

One of the Company’s customer, a related party from operation disposed individually accounted for 99.9% of total accounts receivable, including related parties as of September 30, 2017. One of the Company’s customers, a related party, accounted for 100% of the total customer deposit as of December 31, 2016 from operations held for sale.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three of the Company’s suppliers, all related parties accounted for more than 98.9% of the total purchases for the nine months ended September 30, 2017. None of the Company’s suppliers individually accounted for more than 10% of total purchases for the three months ended September 30, 2017. Two of the Company’s suppliers, including related parties accounted for 71.9% of the total purchases for the nine months September 30, 2016. One of the Company’s suppliers, a related party, accounted for 80.3% of the total purchases for the three months ended September 30, 2016.

None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of September 30, 2017. Three of the Company’s suppliers, all related parties accounted for 100% of total accounts payable as of December 31, 2016 from operations held for sale.

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

Translation adjustments included in accumulated other comprehensive income amounted to $2.91 million and $1.37 million as of September 30, 2017 and December 31, 2016, respectively. The balance sheet amounts, with the exception of equity at September 30, 2017 and December 31, 2016 were translated at 6.65 RMB and 6.94 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the nine months ended September 30, 2017 and 2016 were 6.81 RMB and 6.58 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of September 30, 2017, Tongyong Shengyuan’s net investment in the unconsolidated entity was $11.1 million.

Total investment loss in unconsolidated subsidiaries, which was included in “Loss from equity investment” in the consolidated statements of operations and comprehensive loss, amounted to $0.7 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively and amounted to $2.2 million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company performed significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED STATEMENT OF OPERATIONS

(In thousands)
September 30, 2017
NET SALES	$2,343

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	136
FINANCE EXPENSES	5,864
OTHER EXPENSE	10
TOTAL EXPENSES	6,010

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,667)

PROVISION FOR INCOME TAXES	1

NET LOSS FOR CONTINUING OPERATIONS	(3,668)

NET LOSS FROM OPERATIONS HELD FOR SALE	(3,171)

NET LOSS	$(6,839)

(m)	Revenue recognition

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

For the three and nine months ended September 30 2017, the Company reported gross sales of $0 million and $13.5 million, of which 0% and 97.9% were related party sales and the Company had $0 million and $19.9 million in purchases, of which 0% and 98.9% were related party purchases resulting in net cost of sales of $0.1 million and $6.5 million in operations held for sale. See details of related party sales and purchases in Note 6.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations classified as held for sale in the consolidated balance sheets which include Tianjin Shuangsi’ operations as of September 30, 2017 and December 31, 2016.

Carrying amounts of major classes of assets included as part of discontinued operations:

	September 30	December 31,
(In thousands)	2017	2016
ASSETS:
Cash	$6	$26
Accounts receivable, net	2	1
Accounts receivable related parties, net	2,980	-
Other receivables, net	15	-
Other receivables – related parties, net	21,672	30,554
Advance on inventory purchase	5	-
Prepaid taxes	1,015	-
Property and equipment, net	1	1
Total assets held for sale	25,696	30,582

Total assets of the disposal group classified as held for sale	$25,696	$30,582

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable, related parties	$-	$13,448
Other payables and accrued liabilities	3,005	2,448
Other payables - related parties	24,781	773
Customer deposits - related parties	-	12,242
Taxes payable	-	97
Total current liabilities held for sale	27,786	29,008

Total liabilities of the disposal group classified as held for sale	$27,786	$29,008

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Tianjin Shuangsi’s operations for the three and nine months ended September 30, 2017 and Catalon and Maoming’s operation for the nine months ended September 30, 2016.

	For the nine months ended September 30,
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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the three months ended September 30,
Operations held for sale – Tianjin Shuangsi:	2017	2016
(In thousands)
NET PROFIT (LOSS)	(55)	426

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3	13
(LOSS) INCOME FROM OPERATIONS	(58)	413

OTHER EXPENSE
Finance/interest expense	-	-
Other expense, net	-	-
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(58)	413
PROVISION FOR INCOME TAXES	-	103
NET (LOSS) INCOME FROM OPERATIONS DISPOSED	(58)	310
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET (LOSS) INCOME FROM OPERATIONS TO BE DISPOSED	$(58)	$310

	For the nine months ended September 30,
Operations held for sale – Tianjin Shuangsi:	2017	2016
(In thousands)
NET PROFIT/(LOSS)	(6,468)	1,245

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15	54
(LOSS) INCOME FROM OPERATIONS	(6,483)	1,191

OTHER EXPENSE
Finance/interest expense	1	1
Other expense, net	1	1
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(6,484)	1,190
PROVISION FOR INCOME TAXES	-	297
NET (LOSS) INCOME FROM OPERATIONS DISPOSED	(6,484)	893
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET (LOSS) INCOME FROM OPERATIONS TO BE DISPOSED	$(6,484)	$893

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

As of both September 30, 2017 and December 31, 2016, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of September 30, 2017, the Company’s income tax returns filed for December 31, 2015, 2014, 2013, 2012 and 2011 remain subject to examination by the taxing authorities.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2017	December 31, 2016
	(in thousands)	(in thousands)
Other receivables	$140	$170
Other receivables – related party	20,491	71,304
Less: allowance for doubtful accounts	(122)	(169)
Net other receivables	20,509	71,305
Less: other receivables – held for sale	(20,506)	(30,554)
Net other receivables – continuing operations	$3	$40,751

Movement of allowance for doubtful accounts, including related parties, is as follows:

	September 30, 2017	December 31, 2016
	(in thousands)	(in thousands)
Beginning balance	$169	$-
Charge to expense	-	169
Write off	(47)	-
Ending balance	122	169
Less: balance – held for sale	-	-
Ending balance – continuing operations	$122	$169

Note 4 - Supplemental disclosure of cash flow information

During the nine months ended September 30, 2016, the Company increased additional paid-in capital of $45.6 million result from gain on sale of subsidiary to a related party. As of September 30, 2016, the unpaid receivable resulted from this transaction amounted to $23.1 million.

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

During the nine months ended September 30, 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

Note 5– Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the nine months and three months ended September 30, 2017 and 2016 are as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)	The three months ended September 30, 2017	The three months ended September 30, 2016
Current	$-	$103
Total provision for income taxes	$-	$103
Less: Income taxes from operations disposed	-	(103)
Income taxes – continuing operations	$-	$-

(In thousands)	The nine months ended September 30, 2017	The nine months ended September 30, 2016
Current	$-	$297
Total provision for income taxes	$-	$297
Less: Income taxes from operations disposed	-	(297)
Income taxes – continuing operations	$-	$-

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. However, these balances were all disposed after the disposed operations in Longman Joint Venture on December 30, 2015 and after the disposed operations in Maoming Hengda on March 21, 2016. The Chinese government recently announced several policies to curb the real estate price increases across the country which led to a slowdown in demand for construction steel products. Additionally, due to the continued global economic slowdown and the overcapacity issues in China's steel market, management expected there would be a sustained increase in margin pressure in the next five years until all the existing but outdated steel capacity across the whole industry are eliminated. Management took into consideration this potential negative impact on average selling price and gross margin of its products, re-performed an operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income to be available in the next 5 years. Management therefore decided to provide 100% valuation allowance for the deferred tax assets. The valuation allowance for operations held for sale as of September 30, 2017 and December 31, 2016 was $0 million and $0 million, respectively.

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2017. The net operating loss carry forwards for United States income taxes amounted to $7.0 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2017 was $0 million. The net change in the valuation allowance for the nine months ended September 30, 2017 was $0 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of September 30, 2017. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Related party transactions and balances

Related party transactions

a. The following chart summarized gross sales to related parties for the three months and nine months ended September 30, 2017 and 2016.

Name of related parties	Relationship	For the three months ended September 30, 2017	For the three months ended September 30, 2016
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding*	-	6,545
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	131	432
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	1	-
Total		$132	$6,977
Less: Sales to related parties from operations disposed		(132)	(6,977)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $6.4 million net cost of sales and $1.2 million net revenue for the nine months ended September 30, 2017 and 2016, respectively.

Name of related parties	Relationship	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$(44)	$166
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	15	35,996
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	13,124	40,243
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	76	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,669
Total		$13,171	$84,074
Less: Sales to related parties from operations disposed		(13,171)	(84,074)
Sales–related parties – continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b. The following charts summarize purchases from related parties for the three months and nine months ended September 30, 2017 and 2016.

Name of related parties	Relationship	For the three months ended September 30, 2017	For the three months ended September 30, 2016
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$71	$-
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	30	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	5,145
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	95	21,018
Total		$196	$26,163
Less: Purchases from related parties from operations disposed		(196)	(26,163)
Purchases–related parties–continuing operations		$-	$-

Name of related parties	Relationship	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$7,119	$11,965

Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	3,042	-
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	12,202
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,726
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	9,540	44,603
Total		$19,701	$78,496
Less: Purchases from related parties from operations disposed		(19,701)	(78,496)
Purchases–related parties–continuing operations		$-	$-

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related party balances

a.	Accounts receivable – related party:

Name of related parties	Relationship	September 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$2,980	$-
Less: Accounts receivable – related parties - held for sale		(2,980)	-
Accounts receivable – related party - continuing operations		$-	$-

b.	Other receivable – related parties:

Other receivables - related parties are those nontrade receivables arising from transactions through the sales of its subsidiary, which was bought by its related party or arising from transactions through accumulated intercompany payable upon the disposal of its subsidiary.

Name of related parties	Relationship	September 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$1,181	$43
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	22,137
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	14,340	30,396
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	116
Maoming Hengda	Wholly owned by Tianwu Tongyong	210	18,612
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	1,216	-
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	4,725	-
Total		21,672	71,304
Less: other receivable – related parties - held for sale		(21,672)	(30,554)
Other receivable – related parties - continuing operations		$-	$40,750

c.	Accounts payable – related parties:

Name of related parties	Relationship	September 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$6,289
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	2,171
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,988
Total		-	13,448
Less: accounts payable – related parties - held for sale		-	(13,448)
Accounts payable – related parties - continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

d.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$-	$32
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
Tianjin Jingqiu Steel Co., Ltd	Partially owned by CEO through indirect shareholding	60	-
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	23,243	-
Wendlar Beijing Investment Co., Ltd	Partially owned by CEO through indirect shareholding	301	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	7,932	48,376
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding		773
Zuosheng Yu	CEO	1,442	1,328
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	1,176	-
Total		34,249	50,604
Less: other payables – related parties - held for sale		(24,781)	(773)
Other payables – related parties – continuing operations		$9,468	$49,831

e.	Customer deposit – related party:

Name of related party	Relationship	September 30, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co, Ltd	Partially owned by CEO through indirect shareholding	$-	$12,424
Less: customer deposit – related party - held for sale		-	(12,424)
Customer deposits – related party – continuing operations		$-	$-

f. On August 19, 2016, the Company signed a debt cancellation agreement with GS China, a related party, in conversion of the other payables – related party of approximately $21.6 million into 100,000 shares of Common Stock at $1.10 per share and 19,565,758 shares of Series B Preferred Stock at $1.10 per share, which Series B Stock. This agreement was subsequently cancelled and the board approved the cancellation in September 2017.

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

On November 30, 2018, the Company entered into another subscription agreement with Hummingbird Holdings Limited, a BVI entity. Pursuant to the Subscription Agreement, the Investor purchased 14,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.035 per share for aggregate gross proceeds of $500,000.

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

Statements of Operations for the three months ended September 30, 2017 and 2016:

(In thousands except share data)	2017	2016	Change		Percentage Change

Selling, General and Administrative Expenses	(52)	(71)		$19	(26.8)%
Loss from Operations	(52)	(71)		$19	(26.8)%

Other Expense, net	(730)	(1,845)		$(2,575)	(139.6)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	(782)	1,774		$(2,556)	(114.1)%
Provision for Income Taxes	-	-		$-	-%
Income (Loss) from Continuing Operations	(782)	1,774		$(2,556)	(114.1)%
Net Income (Loss) from Operations to be Disposed, Net of Income Taxes	(59)	309		$(368)	(119.1)%
Net Income (Loss)	(841)	(2,084)		$(2,925)	(140.4)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	-	$		%
Net Loss Attributable to General Steel Holdings, Inc.	$(841)	$(2,084)		$(2,925)	(140.4)%
Net Loss	$(841)	$(2,084)		$(2,925)	(140.4)%
Foreign Currency Translation Adjustments	94	(48)		$142	(295.8)%
Comprehensive Income (Loss)	(747)	2,036		$(2,783)	(136.7)%
Less Comprehensive Loss Attributable to noncontrolling interest	-	-		$-	-%
Comprehensive Income (Loss) Attributable to General Steel Holdings, Inc.	$(747)	$2,036		$(2,783)	(136.7)%

Weighted Average Number of Shares	20,200	16,646		3,554	21.4%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.04)	$0.11		$(0.15)	(135.1)%
Operations to be disposed	-	0.02		(0.02)	(115.1)%
Operations disposed	-	-		$-	-%
Net Loss per share	$(0.04)	$0.13		$(0.17)	(130.8)%

Statements of Operations for the nine months ended September 30, 2017 and 2016:

(In thousands except share data)	2017	2016	Change	Percentage Change

Selling, General and Administrative Expenses	(166)	(1,754)	1,588	(90.5)%
Loss from Operations	(166)	(1,754)	1,588	(90.5)%

Other Income (Expense), net	(2,190)	7,767	(9,957)	(128.2)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	(2,356)	6,013	(8,369)	(139.2)%
Provision for Income Taxes	-	-	-	-%
Income (Loss) from Continuing Operations	(2,356)	6,013	(8,369)	(139.2)%
Net Income (Loss) from Operations to be Disposed, Net of Income Taxes	(6,484)	893	(7,377)	(826.1)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(2,569)	2,569	(100.0)%
Net Income (Loss)	(8,840)	4,337	(13,177)	(303.8)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	(26)	26	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$(8,840)	$4,363	$(13,203)	(302.6)%
Net Income (Loss)	$(8,840)	$4,337	$(13,177)	(303.8)%
Foreign Currency Translation Adjustments	1,543	(332)	1,875	(564.8)%
Comprehensive Income (Loss)	(7,297)	4,005	(11,302)	(282.2)%
Less Comprehensive Loss Attributable to General Steel Holdings, Inc.	-	(34)	34	(100.0)%
Comprehensive Income (Loss) Attributable to General Steel Holdings, Inc.	$(7,297)	$4,039	$(11,336)	(280.7)%

Weighted Average Number of Shares	20,134	16,439	3,695	22.5%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.12)	$0.37	$(0.49)	(134.7)%
Operations to be disposed	(0.32)	0.05	(0.37)	(674.8)%
Operations disposed	-	(0.15)	0.15	(100.0)%
Net Income (Loss) per share	$(0.44)	$0.27	$(0.71)	(263.0)%

General and Administrative Expenses (“G&A”)

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	September 30, 2017	September 30, 2016	Change %

General and administrative expenses	$(52)	$(71)	(26.8)%

G&A expenses decrease by 26.8% to $(0.05) million for the three months ended September 30, 2017, compared to $(0.07) million for the same period in 2016. The decrease was mainly due to the disposed of major operations and decrease in professional expenses.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

(in thousands)
	September 30, 2017	September 30, 2016	Change %

General and administrative expenses	$(166)	$(1,754)	(90.5)%

G&A expenses decrease by 90.5 % to $(0.2) million for the nine months ended September 30, 2017, compared to $(1.8) million for the same period in 2016. The decrease was mainly due to the disposed of major operations and decrease in professional expenses.

Loss from Operations

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Loss from operations	$(52)	$(71)	(26.8)%

Loss from operations for the three months ended September 30, 2017 was $(0.05) million as compared to a loss of $(0.07) million for the same period in 2016. The increase was mainly due to the reasons above.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Loss from operations	$(166)	$(1,754)	(90.5)%

Loss from operations for the nine months ended September 30, 2017 was $(0.2) million as compared to a loss of $(1.8) million for the same period in 2016. The increase was mainly due to the reasons above.

Other Income (Expense)

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Loss from equity investment	$(729)	$(609)	19.7%
Finance/interest expense	(1)	-	(100.0)%
Gain from debt settlement	-	2,454	(100.0)%
Total other (expense) income, net	$(730)	$1,845	(139.6)%

Total other income (expense), net, for the three months ended September 30, 2017 was $(0.7) million, a 139.6% decrease compared to $1.8 million for the same period in 2016. The increase in other expense was mainly due to a $0.7 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Loss from equity investment	$(2,189)	$(956)	129.0%
Finance/interest expense	(1)	(1)	-%
Gain from debt settlement	-	2,455	(100.0)%
Gain from disposal of Catalon	-	6,269	(100.0)%
Total other (expense) income, net	$(2,190)	$7,767	(128.27)%

Total other (expense) income, net, for the nine months ended September 30, 2017 was $(2.2) million, compared to $7.8 million other income for the same period in 2016. The decreased in other income was mainly due to a $ 2.2 million loss from our 32% equity investment in Tianwu General Steel Material Trading Co., Ltd compared to a gain from disposal of Catalon in amount of 6.3 million and gain from debt settlement of $2.5 million in the same period 2016.

Net Income (Loss) from Continuing Operations

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net income (loss) from continuing operations	$(782)	$1,774	(144.1)%

 Net loss from continuing operations for the three months ended September 30, 2017 was $(0.8) million as compared to an income of approximately $1.8 million for the same period in 2016. The decrease in net income from operations was predominantly due to the reasons stated above.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net income (loss) from continuing operations	$(2,356)	$6,013	(139.2)%

 Net loss from continuing operations for the nine months ended September 30, 2017 was $(2.4) million as compared to an income of approximately $6.0 million for the same period in 2016. The decrease in net income from operations was predominantly due to the reasons stated above.

Net income from Operations to be Disposed

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net (loss) income from operations to be disposed, net of applicable income taxes	$(59)	$309	(119.1)%

Net loss from operations to be disposed for the three months ended September 30, 2017 was approximately $(0.06) million compared to net income approximately $0.3 million for the same period in 2016. Net income from operations to be disposed was mainly from Tianjin Shuangsi as it had operating losses in its trading business.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net (loss) income from operations disposed, net of applicable income taxes	$(6,484)	$893	(826.1)%

Net loss from operations disposed for the nine months ended September 30, 2017 was approximately $(6.4) million as compared to net income of approximately $0.6 million for the same period in 2016. Net loss from operations to be disposed was mainly from Tianjin Shuangsi as it had operating losses in its trading business.

Net Loss from Operations Disposed

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$-	-%

There was no operations to be disposed for the three months ended September 30, 2017 and 2016.

Nine months ended September 30, 2017 compared with nine months ended September30, 2016

(in thousands)
	2017	2016	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(2,569)	(100.0)%

Net loss from operations disposed for the three months ended September 30, 2016 was approximately $(2.6) million as a result of disposing its operations of Maoming Hengda.

Net Loss attributable to General Steel Holdings, Inc.

Three months ended September 30, 2017 compared with three months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net (loss) income	$(841)	$2,084	(140.4)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	-	-%
Net (loss) income attributable to General Steel Holdings, Inc.	$(841)	$2,084	(140.4)%

Net loss attributable to us for the three months ended September 30, 2017 was $(0.8) million as compared to $2.1 million net income for the same period in 2016. The decrease in net income attributable to us for the nine months ended September 30, 2016 was mainly a result of the loss from our operations to be disposed and loss from our equity investment for the three months ended September 30, 2017.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

(in thousands)
	2017	2016	Change %

Net income (loss)	$(8,840)	$4,337	(303.8)%
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	(26)	(100)%
Net income (loss) attributable to General Steel Holdings, Inc.	$(8,840)	$4,363	(302.6)%

Net loss attributable to us for the nine months ended September 30, 2017 was $(8.8) million as compared net income of $4.4 million for the same period in 2016. The decrease in net income attributable to us for the three months ended September 30, 2016 was mainly a result of the loss from our operations to be disposed and loss from our equity investment for the nine months ended September 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, our current liabilities exceeded the current assets by approximately $13.6 million. Given our expected expenditures in the foreseeable future together with our cash flow from trading operations, we have comprehensively considered our available sources of funds as follows:

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

(c)	Going concern

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

The Company had working capital deficit of $13.6 million at September 30, 2017 and working capital deficit $8.2 million at December 31, 2016. In addition, the Company had an accumulated deficit of $1.26 billion at September 30, 2017 and incurred negative cash flows from operating activities totaling $(22.4) million as of September 30, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities was approximately $22.4 million for the nine months ended September 30, 2017 compared to net cash provided by operating activities of $22.5 million for the nine months ended September 30, 2016. This change was mainly due to the combination of the following factors:

The net loss from continuing operations of $2.4 million, mainly from non-cash loss from equity investment for the nine months ended September 30, 2017 compared to net income of $6.0 million in the same period in 2016 which were mainly due to gain from disposal of Catalon.

Net cash used in operating activities from operations to be disposed/operations disposed: The cash outflow was mainly because we incurred significant losses from our Tianjin Shuangsi for the nine months of 2017 due to loss from the trading business while cash inflow for the nine months ended September 30, 2016 was mainly due to Hengda Steel which was disposed in March, 2016.

Investing activities

We did not use any cash for investing activities for the three months ended September 30, 2017 while during the nine months ended September 30, 2016, we purchased immaterial amount of equipment. Net cash used in investing activities was approximately $23.1 million for the nine months ended September 30, 2016 which are from our discontinued operations.

Financing activities

Net cash provided by financing activities was $22.4 million for the nine months ended September 30, 2017 compared to $0.6 million used in financing activities for the nine months ended September 30, 2016. The increase of cash inflow from financing activities was mainly driven by our entity to be disposed, Tianjin Shuangsi, as mainly due to borrowing from parties loans while during the nine months ended September 30, 2016, we had borrowings from our related parties to pay for certain operating expenses on behalf of the Company.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the nine months ended September 30, 2017. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

There have been no other material changes for the three and nine months ended September 30, 2017 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2016. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2017 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2016 Form 10K filing and described below:

•	Ineffective review process in our accounting department relating unusual and complex transactions.

•	Lack of a qualified full-time accountant who possess U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2017.

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

General Steel Holdings, Inc.

Date: December 10, 2018	By:	/s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: December 10, 2018	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer

