Form 10-K
period 2017-12-31
GENERAL STEEL HOLDINGS INC
filed 2018-12-17
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2017, the last business day of the registrant’s most completed second fiscal quarter prior to December 31, 2017, based upon the price of $0.08 that was the closing price of the common stock as reported on the New York Stock Exchange under the symbol “GSI” on such date, was approximately $0.9 million. The registrant has no non-voting common equity.

As of December 10, 2018, 41,838,864 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

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

 As a result of these transactions, Hummingbird owns 51.7% of our outstanding common stock and through ownership of our Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock.

Subsidiaries

We presently have controlling interests in one internet-of-things subsidiary under continuing operations:

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

On March 21, 2016, we sold our equity interest in Maoming Hengda to Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong"), for which the Company already had 32% equity interest in, for RMB 328.0 million in cash or approximately $50.5 million and with this transaction completed the full divestiture of our steel manufacturing and distribution business was completed. The agreement was further amended in September 2016 to set the sale price at RMB 155.3 million or approximately $23.9 million. The amount was collected in April 2017.

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

Tianjin Shuangsi

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

Employees

As of December 31, 2017, we had approximately 5 full-time employees.

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

Our officers, directors and affiliates beneficially own approximately 13.0% of our common stock. Mr. Zuosheng Yu, our major stockholder, Chief Executive Officer and Chairman of the Board, beneficially owns approximately 13.0% of our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES.

The information required by Item 4 is not applicable to us, as we have no mining operations involved in our business

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Until July 18, 2016, our common stock was listed on the NYSE under the symbol “GSI”. As of the close of trading on such date, our common stock was suspended from the NYSE. As of the date of our filing, our common stock was delisted from the NYSE and is quoted on the OTC Pink.

The high and low closing common stock price for each quarter of the last two years is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2018
High	$0.04	$0.04	$0.04	$-
Low	$0.04	$0.03	$0.03	$-
2017
High	$0.11	$0.08	$0.06	$0.08
Low	$0.09	$0.08	$0.06	$0.06
2016
High	$1.85	$1.11	$0.30	$0.13
Low	$1.66	$1.05	$0.30	$0.11

As of December 10, 2018, there were approximately 334 holders of record of our common stock.

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

OVERVIEW

After disposing all steel related operations, our growth strategy is a expanding into other high-growth and high-margin non-steel industries. We aim to drive profitability through improved operational efficiencies and optimization of our cost structure and continual cooperation and partnerships with leading state-owned enterprises (SOEs).We also intend to expand into other high-growth and high-margin non-steel industries.

RESULTS OF OPERATIONS

Since we completed the divestiture of our steel manufacturing business as planned through the December 30, 2015 and the March 21, 2016 sale and disposition of Longmen Joint Venture, Maoming Hengda and Catalon, respectively, the Company’s remaining business is primarily comprised of Tianjin Shuangsi, a trading company in which the Company received a 100% equity interest on February 16, 2016 for contract price of RMB19 million and debt assumed of RMB 18.8 million for a net purchase price of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of an entity related to the Company and the chief executive officer’s relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as  operations disposed for the year ended December 31, 2017 while the result of operations was presented as operations to be disposed on December 31, 2016 in the consolidated financial statements

Statements of Operations for the years ended December 31, 2016 and 2017:

(In thousands except per share data)	2017	2016	Change	Percentage Change

Selling, General and Administrative Expenses	(238)	(2,710)	2,472	(91.2)%
Loss from Operations	(238)	(2,710)	2,472	(91.2)%

Other Income (Loss)	1,047	7,380	(6,333)	(85.8)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	809	4,670	(3,861)	(82.7)%
Provision for Income Taxes	-	-	-	-%
Income (Loss) from Continuing Operations	(809)	4,670	(3,861)	(82.7)%
Net Income from Operations to Be Disposed, Net of Income Taxes	-	122	(122)	(100.0)%
Net Loss from Operations Disposed, Net of Income Taxes	(6,332)	(2,530)	(3,802)	150.3%
Net Income (Loss)	(5,523)	2,262	(7,785)	(344.2)%
Less: Net Loss Attributable to Noncontrolling Interest from Operations Disposed	-	(26)	26	(100.0)%
Net Income (Loss) Attributable to General Steel Holdings, Inc.	$(5,523)	$2,288	(7,811)	(341.4)%
Net Income (Loss)	$(5,523)	$2,262	(7,785)	(344.2)%
Foreign Currency Translation Adjustments	1,568	(645)	2,213	(343.1)%
Comprehensive Income (Loss)	(3,955)	1,617	(5,572)	(344.6)%
Less Comprehensive Loss Attributable to noncontrolling interest	-	(34)	34	(100.0)%
Comprehensive Income (Loss) Attributable to General Steel Holdings, Inc.	$(3,955)	$1,651	$(5,606)	(339.6)%

Weighted Average Number of Shares	20,150	17,302	2,848	16.5%
Income (Loss) Per Share – Basic and Diluted
Continuing Operations	$0.04	$0.27	$(0.23)	(85.1)%
Operations to be disposed	-	0.00	(0.00)	-%
Operations disposed	(0.31)	(0.15)	(0.16)	109.5%
Net Income (Loss) per share	$(0.27)	$0.13	$(0.40)	(307.7)%

General and Administrative Expenses (“G&A”)

Fiscal year ended December 31, 2017 compared with fiscal year ended December 31, 2016

(in thousands)

	2017	2016	Change %

General and administrative expenses	$(238)	$(2,710)	(91.2)%

G&A expenses decreased by 91.2% to $(0.2) million for the year ended December 31, 2017, compared to $(2.7) million for the same period in 2016. The decrease was mainly due to the decrease in professional expenses related to our listing expenses as a public company as well as the decrease in corporate office expenses. Since we completed the divestiture of our steel manufacturing business the Company’s professional expenses in relation to the accounting and auditing of these entities was also reduced. In addition, we continued downsized our corporate office in Beijing, and as a result, our rental expense, salary expenses, office expense and travel expenses also reduced significantly.

Loss from Operations

Fiscal year ended December 31, 2017 compared with fiscal year December 31, 2016

(in thousands)
	2017	2016	Change %

Loss from operations	$(238)	$(2,710)	(91.2)%

Loss from operations for the year ended December 31, 2017 was $(0.2) million as compared to a loss of $(2.7) million for the same period in 2016. The decrease in loss from operations was predominantly due to the decrease in G&A expenses as discussed above.

Other Income (Expense)

Fiscal year ended December 31, 2017 compared with fiscal year ended December 31, 2016

(in thousands)
	2017	2016	Change %

Income/(Loss) from equity investment	1,048	(1,204)	(187.0)%
Gain from debt settlement	-	2,455	(100.0)%
Gain from disposal of Catalon	-	6,269	(100.0)%
Finance/interest expense	(1)	-	(100.0)%
Other expense	-	(140)	(100.0)%
Total other (expense) income, net	$1,047	$7,380	(85.8)%

Total other income, net, for the year ended December 31, 2017 was $1.0 million, an 85.8% decrease compared to $7.4 million other income for the same period in 2016. The decrease in other income is mainly due to gain from debt settlement and disposal of Catalon from 2016 where for 2017 other income is only income of $1.05 million from equity investment.

Net Income (Loss) from Continuing Operations

Fiscal year ended December 31, 2017 compared with fiscal year ended December 31, 2016

(in thousands)
	2017	2016	Change %

Net income (loss) from continuing operations	$809	$4,670	(82.7)%

 Net income from continuing operations for the year ended December 31, 2017 was $0.81 million as compared to an income of approximately $4.7 million for the same period in 2016. The decrease income from operations was predominantly due to decrease in other income as stated above.

Net Income (Loss) from Operations to be Disposed

Fiscal year ended December 31, 2017 compared with fiscal ended December 31, 2016

(in thousands)
	2017	2016	Change %

Net income (loss)from operations to be disposed, net of applicable income taxes	$-	$122	(100.0)%

Net income of $0.12 million was from Tianjin Shuangsi at December 31, 2016, there is no operations to be disposed for the year ended December 31, 2017.

Net Loss from Operations Disposed

Fiscal year ended December 31, 2017 compared with fiscal ended December 31, 2016

(in thousands)
	2017	2016	Change %

Net loss from operations to be disposed, net of applicable income taxes	$(6,332)	$(2,530)	150.3%

Net loss from operations disposed for the year ended December 31, 2017 was approximately $(6.3) million as compared to a loss of approximately $(2.5) for the same period in 2016.

For the year ended December 31, 2017, loss from operations to be disposed mainly consist of Shuangsi’s loss of $(6.3) million while for the year ended December 31, 2016, loss from operations to be disposed were Maoming Hengda’s loss of $(2.5) million.

Net Income (Loss) attributable to General Steel Holdings, Inc.

Fiscal year ended December 31, 2017 compared with the year ended December 31, 2016

(in thousands)
	2017	2016	Change %

Net income (loss)	$(5,523)	$2,262	(344.2)%
Less: Net loss attributable to the noncontrolling interest from continuing operations	-	-	-
Less: Net loss attributable to the noncontrolling interest from operations disposed	-	(26)	(100.0)%
Net income (loss) attributable to General Steel Holdings, Inc.	$(5,523)	$2,288	(341.4)%

Net loss attributable to us for the year ended December 31, 2017 was $(5.5) million as compared to net income of $2.3 million for the same period in 2016. The increase in net loss attributable to us for the year ended December 31, 2017 was mainly a result of the loss from our Shuangsi operations, which we disposed of on December 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, our current liabilities exceeded the current assets by approximately $10.6 million. Given our expected expenditures in the foreseeable future, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Additional equity or debt financing

Based on the above considerations, our Board of Directors is of the opinion that we are able to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due over the twelve months from the balance sheet date.  In addition, we have completed the divestiture of our steel related business as planned on terms favorable to the Company by reducing our net deficiency.

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

The Company had working capital deficit of $10.6 million at December 31, 2017 and working capital deficit $8.2 million at December 31, 2016. In addition, the Company had an accumulated deficit of $1.26 billion at December 31, 2017 and incurred negative cash flows from operating activities totaling $1.3 million as of December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used operating activities for the years ended December 31, 2017 and 2016 was $1.3 million compared to $2.9 million net cash used by operating activities, respectively. This change was mainly due to the combination of the following factors:

•	The impact of some non-cash items included in net income from continuing operations of $1.05 million for the year ended December 31, 2017, compared to $4.6 million in the same period in 2016. The non-cash items for 2016 include the following which was not included in 2017.

-	$6.3 million gain from disposal of Catalon , and $2.5 million gain from debt settlement of $3.6 million short term loan.

Investing activities

The Company received $22.3 million proceed from sale of Maoming in April 2017 while in 2016 the Company purchased small amount of office equipment.

Financing activities

Net cash used in financing activities was $21.5 million for the year ended December 31, 2017 compared to $2.9 million provided by financing activities for the year ended December 31, 2016. The inflow was mainly from repayment from other payable - related parties in the amount of $19.2 million and short term advances from unrelated third party in our continuing operations and borrowing of $1.1 million from our related parties in our discontinued operations, outflow of $43.3 million was mainly to pay off our other payables owned to related parties, mainly GS China.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2017. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the 2017 fiscal year that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

The following tables summarize our contractual obligations as of December 31, 2017 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Principal due by period
		Less than
Contractual obligations	Total	1 year	1-3 years	3- 5 years	5 years after
	(in thousands)
Other payables - related parties	$8,445	$	8,445	-	-
Total	$8,445	$-	$8,445	$-	$-

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

There have been no other material changes during the year ended December 31 2017 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2017. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of General Steel Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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
December 17, 2018

We have served as the Company's auditor since 2017.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31
	2017	2016
ASSETS

CURRENT ASSETS:
Cash	$5,260	$3,797
Other receivables, net	2,500	598
Other receivables - related party	-	40,749,746
Current assets held for sale	-	30,581,807
TOTAL CURRENT ASSETS	7,760	71,335,948

OTHER ASSETS:
Equipment, net	217	214
Investment in unconsolidated entities	14,708,681	12,758,610
TOTAL OTHER ASSETS	14,708,898	12,758,824

TOTAL ASSETS	$14,716,658	$84,094,772

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$2,129,754	$732,054
Other payables - related parties	8,445,288	49,830,622
Current liabilities held for sale	-	29,006,872
TOTAL CURRENT LIABILITIES	10,575,042	79,569,548

COMMITMENTS AND CONTINGENCIES

EQUITY:
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2017 and 2016	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2017 and 2016	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,694,670 and 20,494,670 shares issued, and 20,200,208 and 20,000,208 shares outstanding as of and December 31, 2017 and 2016, respectively	20,695	20,495
Treasury stock, at cost, 494,462 shares as of December 31, 2017 and 2016	(839,686)	(839,686)
Additional paid-in-capital	1,256,955,395	1,253,384,214
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,256,044,414)	(1,250,521,814)
Accumulated other comprehensive income	2,939,523	1,371,912
TOTAL GENERAL STEEL HOLDINGS, INC. EQUITY	4,141,616	4,525,224

TOTAL LIABILITIES AND EQUITY	$14,716,658	$84,094,772

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	FOR THE YEAR ENDED DECEMBER 31
	2017	2016

GENERAL AND ADMINISTRATIVE EXPENSES	$238,414	$2,709,557

LOSS FROM OPERATIONS	(238,414)	(2,709,557)

OTHER INCOME (EXPENSE)
Income (loss) from equity investment	1,048,800	(1,203,890)
Finance/interest expense	(1,415)	(374)
Gain from debt settlement	-	2,454,546
Gain from disposal of Catalon	-	6,268,930
Other expense	-	(140,000)
Other income, net	1,047,385	7,379,212

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	808,971	4,669,655

PROVISION FOR INCOME TAXES	-	-

NET INCOME FROM CONTINUING OPERATIONS	808,971	4,669,655

DISCONTINUED OPERATIONS - Note 2(o):
NET INCOME FROM OPERATIONS TO BE DISPOSED, net of applicable income taxes	-	121,389
NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	(6,331,571)	(2,530,190)

NET INCOME (LOSS)	(5,522,600)	2,260,854

Less: Net loss attributable to noncontrolling interest from operations disposed	-	(25,300)

NET INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(5,522,600)	$2,286,154

NET INCOME (LOSS)	$(5,522,600)	$2,260,854

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	1,567,611	(645,640)

COMPREHENSIVE INCOME (LOSS)	(3,954,989)	1,615,214

Less: Comprehensive loss attributable to noncontrolling interest	-	(33,300)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(3,954,989)	$1,648,514

WEIGHTED AVERAGE NUMBER OF SHARES	20,150,208	17,302,352

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.04	$0.27
Operations to be disposed	$-	$0.00
Operations disposed	$(0.31)	$(0.15)

Net income (loss) per share	$(0.27)	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred stock		Common stock (1)		Treasury stock (1)		Additional-	Retained earnings / Accumulated deficits		Accumulated other
							paid-in	Statutory		comprehensive	Noncontrolling
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	interest	Total
BALANCE, January 1, 2016	3,092,889	$3,093	17,802,357	$17,802	(494,462)	$(839,686)	$1,208,666,677	$1,107,010	$(1,252,807,968)	$2,017,552	$(562,667)	$(42,398,187)
Net income attributable to General Steel Holdings, Inc									2,286,154			2,286,154
Net loss attributable to noncontrolling interest											(25,300)	(25,300)
Common stock issued			1,500,000	1,500			1,498,500					1,500,000
Common stock issued for services			519,586	520			732,325					732,845
Common stock issued for debt cancellation			3,272,727	3,273			1,142,814					1,146,087
Disposal of Catalon			(2,600,000)	(2,600)			(4,313,400)				236,740	(4,079,260)
Sale of Steel Operations to related party							45,657,298				359,227	46,016,525
Foreign currency translation adjustments										(645,640)	(8,000)	(653,640)
BALANCE, December 31, 2016	3,092,889	$3,093	20,494,670	$20,495	(494,462)	$(839,686)	$1,253,384,214	$1,107,010	$(1,250,521,814)	$1,371,912	$-	$4,525,224
Gain from disposal of subsidiary to related party							3,331,381					3,331,381
Stock compensation			200,000	200			239,800					240,000
Net loss									(5,522,600)			(5,522,600)
Foreign currency translation adjustments										1,567,611		1,567,611
BALANCE, December 31, 2017	3,092,889	$3,093	20,694,670	$20,695	(494,462)	$(839,686)	$1,256,955,395	$1,107,010	$(1,256,044,414)	$2,939,523	$-	$4,141,616

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(5,522,600)	$2,260,854
Net income from operations to be disposed	-	121,389
Net loss from operations disposed	(6,331,571)	(2,530,190)
Net income from continuing operations	808,971	4,669,655
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Bad debt expenses	-	169,055
Share-based compensation	-	847,446
Loss from equity investment	(1,048,800)	1,203,890
Gain from debt settlement	-	(2,454,546)
Gain from disposal of Catalon	-	(6,268,930)
Changes in operating assets and liabilities
Other receivables	-	(6,896)
Other receivables, related party	(534)	-
Other payables and accrued liabilities	131,524	462,497
Net cash used in operating activities from operations to be disposed/ operations disposed	(1,160,367)	(1,524,244)
Net cash used in operating activities	(1,269,206)	(2,902,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of subsidiary	22,785,784	-
Purchase of equipment	-	(1,413)
Net cash used in by investing activities	22,785,784	(1,413)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	19,196,997	1,454,473
Repayment to related parties	(43,344,792)	-
Proceed from short term borrowings	1,479,596
Proceed from private placement	-	1,500,000
Net cash provided by financing activities from operations to be disposed / operations disposed	1,139,451	-
Net cash provided by financing activities	(21,528,748)	2,954,473

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	18,992	(37,616)

INCREASE IN CASH	6,822	13,371

CASH, beginning of year	3,797	42,498

CASH, end of year	10,619	55,865

Less: cash from operations disposed/to be disposed, end of year	(5,359)	(52,068)

CASH FROM CONTINUING OPERATIONS, end of year	$5,260	$3,797

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd., has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets at December 31, 2016 and the disposal of its final steel producing operating assets on March 21, 2016, has been its trading business in iron ore, nickel-iron-manganese alloys, and other steel-related products until December 31, 2107. The Company, together with its subsidiaries, majority owned subsidiaries and variable interest entity, is referred to as the “Group”.

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

On March 21, 2016, the Company sold its interest in Maoming Hengda thereby fully completing the divestiture of its steel manufacturing business as planned. As a result, Maoming Hengda’s financial information was presented as operation disposed and assets and liabilities held for sales in the consolidated financial statements.

Other Business Operations:

The Company established a subsidiary wholly owned by General Steel Investment Co., Ltd., Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”) in June 2015. Tongyong Shengyuan is the holding company for Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”).

In October 2015, the Company completed its acquisition of an 84.5% equity interest in Catalon Chemical Corp. (“Catalon”), a Delaware corporation headquartered in Virginia that develops and manufactures De-NOx honeycomb catalysts and industrial ceramics.  Prior to December 31, 2015, the Company became aware of some operational issues related to Catalon. It was determined that such issues might have affected the prior operations of Catalon as well as the ability to conduct business in the future. As such, the Company is expected to cancel the shares issued to the 84.5% original owners of Catalon in accordance with the terms of the agreement. Therefore the Company presented Catalon’s remaining assets, after impairment charges, and liabilities as held for sale as of December 31, 2015. On March 31, 2016 the Company decided to dispose of Catalon, so the result of operations of Catalon was presented as discontinued operations in the consolidated financial statements.

The Company’s remaining business is primarily comprised of Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”), a trading company in which the Company acquired 100% equity interest on February 16, 2016 for consideration of $0.03 million as Tianjin Shuangsi was established by the chief executive officer of the Company’s related entity and his relative. Tianjin Shuangsi primarily trades iron ore, nickel-iron-manganese alloys, and other steel-related products. On December 31, 2017, the Company sold Tianjin Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Therefore the result of operations was presented as operations to be disposed in December 31, 2016 in the consolidated financial statements. See Note 2(o) – Operations held for sale and operations disposed/to be disposed.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements of the Company reflect the activities of the following major directly owned subsidiaries as of December 31, 2017 and 2016:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. *

*	Tianjin Shuangsi was disposed on December 31, 2017 and its results of operations were presented as operations disposed for 2017 and operations to be disposed for 2016.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and footnotes. Actual results could differ from these estimates.

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

One of the Company’s customers, a related party individually accounted for 96.7% of total sales of the Company, disposed for the year ended December 31, 2017. Three of the Company’s customers from operations to be disposed, all related parties, individually accounted for 33.0%, 29.5% and 6.3% of total gross sales for the year ended December 31, 2016 respectively.

None of the Company’s customers individually accounted for more than 10% of total accounts receivable as of December 31, 2017. One of the Company’s customers, a related party, accounted for 100% of the total customer deposit as of December 31, 2016 from operations to be disposed.

Three of the Company’s suppliers, all related parties, individually accounted for 47.7%, 35.6% and 15.2% of the total purchases for the year ended December 31, 2017 from operations to be disposed while three of the Company’s suppliers, including two related parties, individually accounted for 29.6%, 15.0% and 40.1% of the total purchases for the year ended December 31, 2016 from operations to be disposed.

None of the Company’s suppliers individually accounted for more than 10% of total accounts payable as of December 31, 2017. Three of the Company’s suppliers, all related parties, individually accounted for 46.8%, 16.0% and 37.2% of total accounts payable as of December 31, 2016 from operations to be disposed.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments included in accumulated other comprehensive income amounted to $2.94 million and $1.37 million as of December 31, 2017 and 2016, respectively. The balance sheet amounts, with the exception of equity at December 31, 2017 and 2016 were translated at 6.51 RMB and 6.94 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2017 and 2016 were 6.76 RMB and 6.64 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

The PRC government imposes significant exchange restrictions on fund transfers out of the PRC that are not related to business operations. These restrictions have not had a material impact on the Company because it has not engaged in any significant transactions that are subject to the restrictions.

(g)	Financial instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. The Company considers the carrying amount of cash, accounts receivable, other receivables, other payable and accrued liabilities, to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization.

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

On December 28, 2015, Tongyong Shengyuan acquired 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. (“Tianwu”)for $14.9 million (RMB 96.6 million). As of December 31, 2017 and 2016, Tongyong Shengyuan’s net investment in the unconsolidated entity amounted to $14.7 million and $12.8 million, respectively.

Total investment income in unconsolidated subsidiaries from continuing operations amounted to $1.0 million for the year ended December 31, 2017 and a loss of $1.2 million for the year ended December 31, 2016 which was included in “Income (loss) from equity investment” in the consolidated statements of operations and comprehensive income (loss).

The Company performed a significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as a significant equity investee. The condensed consolidated financial statements of Tianwu is presented as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	For the year ended December 31,
	2017	2016

CURRENT ASSETS:
Cash	$705	$207
Other receivables, net	26,855	4,828
Prepayments	40,058	80,243
Inventory	5	1,713
Total current assets	67,623	86,991

Property and equipment, net	8	98
Operations held for sale	30,081	20,355

TOTAL ASSETS	$97,704	$107,444

CURRENT LIABILITIES:
Accounts payable	$1,366	$4,133
Short term loans	3,074	2,880
Other payables and accrued liabilities	8,824	24,594
Taxes payable	49	56
Total current liabilities	13,313	31,663

NON-CURRENT LIABILITIES
Long term loans	38,426	35,998

Total liabilities	51,739	67,661

Capital	48,860	48,860
Retained deficit	(5,799)	(9,077)
Accumulated other comprehensive income	2,904	-
Total equity	45,965	39,783

TOTAL EQUITY AND LIABILITIES	$97,704	$107,444

CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS

(In thousands)
	For the years ended December 31
	2017	2016
NET REVENUE	2,614	2,818

OPERATING EXPENSES	239	570
FINANCE EXPENSES	7,087	3,905
OTHER EXPENSE /(INCOME), NET	(69)	(74)
TOTAL EXPENSES	7,257	4,401

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,643)	(1,583)

PROVISION FOR INCOME TAXES	18	19

NET LOSS FROM CONTINUING OPERATIONS	(4,661)	(1,602)

NET INCOME (LOSS) FROM OPERATIONS HELD FOR SALE	7,939	(2,160)

NET INCOME (LOSS)	$3,278	$(3,762)

(m)	Revenue recognition

Sales is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. Sales represent the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a value-added tax at a rate of 13% or 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

For the year ended December 31, 2017, the Company had gross sales of $13.81 million, of from operations disposed which $13.4 million were related party sales. Net loss for related party sales were $6.31 million and $0.17 million for non related party. For the year ended December 31, 2016, the Company had gross sales of $140.9 million, of from operations disposed which $89.2 million were related party sales. Net revenue for related party sales were $0.01 million and $0.22 million for non related party. See details of related party sales and purchases in Note 8.

(n)	Share-based compensation

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

On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Since Shuangsi’s net deficit as of December 31, 2017 was $3.33 million, the Company recorded a gain from disposal of $3.33 million in additional paid in capital since Wendler is a related party under common control of the Company’s CEO. The result of operations was presented as operations to be disposed on December 31, 2016 and operations disposed on December 31, 2017.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)	December 31, 2016

Carrying amounts of major classes of assets included as part of discontinued operations:

CURRENT ASSETS:
Cash	$26
Accounts receivable, net	1
Other receivables - related parties, net	30,554
Other assets	1
Total assets of the disposal group classified as held for sale	$30,582

Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Accounts payable - related parties	$13,448
Other payables and accrued liabilities	2,447
Other payables - related parties	773
Customer deposits - related parties	12,242
Taxes payable	97
Total current liabilities held for sale	29,007

Total liabilities of the disposal group classified as held for sale	$29,007

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of the Amounts of Major Classes of Income and Losses from Operations to be Disposed Classified as Held for Sale and Disposed in the Consolidated Statements of Operations and Comprehensive Loss.

	For the years ended December 31,
	2017	2016
Operations to be disposed:

SALES	$-	$218
SALES – RELATED PARTIES	-	12
TOTAL SALES	-	230

COST OF GOODS SOLD		-
GROSS (LOSS) PROFIT	-	230

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		(60)

INCOME (LOSS) FROM OPERATIONS	-	170

OTHER INCOME (EXPENSE)
Finance/interest expense	-	(8)
Other non-operating expense, net	-	-
Other expense, net	-	(8)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST		162
PROVISION FOR INCOME TAXES	-	40
NET LOSS FROM OPERATIONS TO BE DISPOSED	$-	$122

	For the years ended December 31,
	2017	2016
Operations Disposed:
COST OF GOODS SOLD	$6,311	$
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(20)		(2,530)
(LOSS) INCOME FROM OPERATIONS	(6,331)		(2,530)

Other expense, net	(1)		(2,530)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(6,332)		(2,530)
PROVISION FOR INCOME TAXES	-		-
NET LOSS FROM OPERATIONS DISPOSED	(6,332)		(2,530)
Less: Net loss attributable to noncontrolling interest from operations disposed	-		(26)
NET LOSS FROM OPERATIONS DISPOSED ATTRIBUTABLE TO GENERAL STEEL HOLDINGS, INC.	$(6,332)		$(2,504)

The net deficiency of Shuangsi as of December 31, 2017 is as follows:

(In thousands)	December 31, 2017

CURRENT ASSETS:
Cash	$6
Prepaid taxes	1,048
Receivables	147
Total current	1,201

CURRENT LIABILITIES:
Other payable and accrued liabilities	2,654
Other payables - related parties	2,008
Total current liabilities	4,662

Accumulated other comprehensive income	130
Total net deficiency	(3,331)
Net consideration	-
Gain in disposal of subsidiary	$3,331

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

Accordingly, the Company recorded the total amount of net consideration of $45.7 million in additional-paid-in capital. The net deficiency of Maoming Hengda as of March 21, 2016 is as follows:

(In thousands)	March 21, 2016

CURRENT ASSETS:
Cash	$2
Accounts receivable, net	344
Other receivables, net	15
Total currents	361

OTHER ASSETS:
Property and equipment, net	16,321
Long-term deferred expense	2
Intangible assets, net of accumulated amortization	2,023
Total other assets	18,346

Total assets	$18,707

CURRENT LIABILITIES:
Accounts payable	6,377
Short term loans - other	464
Other payables and accrued liabilities	3,033
Other payables - related parties	430
Other payables - intercompany	30,650
Total current liabilities	40,954

NON-CONTROLLING INTEREST	(16)

Total net deficiency	(22,232)
Net consideration	(23,507)
Currency translation adjustment	81
Total addition to paid-in capital	$(45,658)

Catalon

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2017 and 2016, the Company had repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company’s income tax returns filed for December 31, 2015, 2014, 2013 and 2012 remain subject to examination by the taxing authorities. The Company has not filed its 2016 federal tax return as of the date of the filing and has accrued $140,000 in estimated penalty for the year.

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

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

In April 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges for companies with significant share-based payment activities. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting”, The amendments rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016 Emerging Issues Task Force (EITF) meeting. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: 1) Revenue and Expense Recognition for Freight Services in Process, which is codified in paragraph 605-20-S99-2; 2) Accounting for Shipping and Handling Fees and Costs, which is codified in paragraph 605-45-S99-1; 3) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), which is codified in paragraph 605-50-S99-1; 4) Accounting for Gas-Balancing Arrangements (i.e., use of the "entitlements method"), which is codified in paragraph 932-10-S99-5, which is effective upon adoption of ASU 2014-09. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The object is to address certain issues identified by the FASB-IASB Joint Transition Resource Group for Revenue Recognition. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

In October 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has evaluated and determined that the adoption would not have a material effect on the Company’s financial statements

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business. The amendments in this ASU is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Management does not believe the adoption of this ASU would have a material effect on the Company’s consolidated financial statements.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3– Other receivables (including related parties), net

Other receivables, including related party receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Other receivables	$124	$169
Other receivables – related party	-	71,304
Less: allowance for doubtful accounts	(121)	(169)
Net other receivables	3	71,304
Less: other receivables – held for sale	-	(30,554)
Net other receivables – continuing operations	$3	$40,750

Movement of allowance for doubtful accounts, including related parties, is as follows:

	December 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Beginning balance	$169	$-
Charge to expense	-	169
Write off	(48)	-
Ending balance	121	169
Less: balance – held for sale	-	-
Ending balance – continuing operations	$121	$169

Note 4 – Equipment, net

Equipment consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Office equipment	$7	$7
Less: accumulated depreciation	(7)	(6)
Equipment, net – held for sale	$-	$1
Less: equipment, net – held for sale	-	(1)
Net equipment, net – continuing operations	$-	$-

Note 5 – Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)	(in thousands)
Salary payable	$142,404	$142,404
Short term payable, no interest due on demand	1,479,596	-
Professional fees	507,754	589,650
Net equipment, net – continuing operations	$2,129,754	$732,054

Note 6 - Supplemental disclosure of cash flow information

No cash was paid for interest or income tax for the years ended December 31, 2017 and 2016.

During the year ended December 31, 2017, the Company increased additional paid-in capital of $3.33 million as a result of the gain on sale of subsidiary to a related party.

During the year ended December 31, 2017, the Company issued 200,000 shares of restricted common stock to pay off $240,000 of accrued liability.

During the year ended December 31, 2016, the Company increased additional paid in capital of $45.6 million as a result of the gain on sale of subsidiary to a related party. As of December 31, 2016, the unpaid receivable resulted from this transaction amounted to $23.8 million.

During the year ended December 31, 2016, the Company incurred $0.61 million share-based compensation expense to pay off its accrued liabilities.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 – Taxes

Income tax

Significant components of the provision for income taxes on earnings and deferred taxes on net operating losses from operations for the years ended December 31, 2017 and 2016 are as follows:

(In thousands)	For the year ended December 31, 2017	For the year ended December 31, 2016
Current	$-	$40
Total provision for income taxes – operations held for sale	$-	$40

Under the Income Tax Laws of the PRC, Tianjin Shuangsi and Maoming Hengda (located in Guangdong province) are subject to income tax at a rate of 25%.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. The Company’s losses carried forward from operations disposed of $930.6 million has begun to expire in 2016. Management has provided 100% valuation allowance for the deferred tax assets. Since the Company has disposed major operations, deferred tax assets and valuation allowance amounted to $0 as of December 31, 2017.

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2017. The net operating loss carry forwards for United States income taxes amounted to $6.6 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2035. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2017 was $1.4 million. The net change in the valuation allowance for the year ended December 31, 2017 was $0.9 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of December 31, 2017. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The enactment of the ACT did not have material effect on the Company’s financials as the Company has accumulated deficits and has provided full valuation allowance to its deferred tax assets.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Related party transactions and balances

Related party transactions

a. The following chart summarized gross sales to related parties for the years ended December 31, 2017 and 2016.

Name of related parties	Relationship	For the year ended December 31, 2017	For the year ended December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	(45)	18
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	77	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	13,360	45,742
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,630
Wendlar Tianjin Industry Co., Ltd. (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	35,663
Total		13,392	89,053
Less: Sales to related parties from operations disposed/held for sale		(13,392)	(89,053)
Sales–related parties – continuing operations		$-	$-

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu. Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $6.4 million net cost of sales and $0.01 million net revenue for the years ended December 31, 2017 and 2016, respectively.

b. The following charts summarize purchases from related parties for the years ended December 31, 2017 and 2016.

Name of related parties	Relationship	For the year ended December 31, 2017	For the year ended December 31, 2016
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	3,063	21,192
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,579
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	9,607	56,515
Tianjin DazhenTrading Co., Ltd	Partially owned by CEO through indirect shareholding	7,169	11,855
Total		$19,839	$99,141
Less: Purchases from related parties from operations disposed/held for sale		(19,839)	(99,141)
Purchase–related parties – continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Since Shuangsi’s net deficit as of December 31, 2017 was $3.31 million, the Company recorded a gain from disposal of $3.31 million in additional paid in capital since Wendler is a related party under common control of the Company’s CEO.

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

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$-	$43
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	22,137
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	30,396
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	116
Maoming Hengda	Wholly owned by Tianwu Tongyong	-	18,612
Other receivable – related party		-	71,304
Less: other receivable – related parties - held for sale		-	(30,554)
Other receivable – related parties – continuing operations		$-	$40,750

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b.	Accounts payable – related party:

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$6,289
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	2,171
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,988
Total		-	13,448
Less: accounts payable – related parties - held for sale		-	(13,448)
Accounts payable – related party – continuing operations		$-	$-

c.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Company.

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$-	$32
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	6,881	48,376
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	773
Zuosheng Yu	CEO	1,469	1,329
Total		8,445	50,605
Less: other payables – related parties - held for sale		-	(773)
Other payables – related parties – continuing operations		$8,445	$49,832

d.	Customer deposit – related parties- operations held for sale

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$12,242
Customer deposit – related parties- operations held for sale		$-	$12,242

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Equity

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

In March 2017, the board approved to issue 200,000 shares to a consultant pursuant to consulting services performed in 2016.

Note 10 – Acquisition

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

On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. Since Shuangsi’s net deficit as of December 31, 2017 was $3.31 million, the Company recorded a gain from disposal of $3.31 million in additional paid in capital since Wendler is a related party under common control of the Company’s CEO.

Note 11 – Subsequent events

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

During the two most recent fiscal years ended December 31, 2017 and 2016, which were audited by S&E, and for the year ended December 31, 2016 and the subsequent interim period through April 7, 2017, we had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused it to make reference in connection with its opinion to the subject matter of the disagreements.

The retention of S&E was approved by the Audit Committee. During the two most recent fiscal years ended December 31, 2017 and 2016 and the subsequent interim period through April 7, 2017, neither we, nor anyone on behalf of us consulted with S&E regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the our financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2017 due to the material weaknesses in our internal control over financial reporting described below:

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of such material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2017.

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

Our directors and executive officers as of December 31, 2017, are as follows:

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

Mr. Zhongkui Cao, age 67, Independent Director. Mr. Cao was elected as a director in April 2007. From January 1994 to December 1998, Mr. Cao was President and Chairman of the Board at Baotou Metallurgy Machinery State-owned Asset Management Co. Mr. Cao graduated from Baotou Institute of Iron and Steel in 1974. Mr. Cao’s understanding and experience relating to the Chinese steel industry make him well suited to contribute to our Board of Directors.

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

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors, which meets during the year to review significant developments affecting us and acts upon matters requiring its approval. Our Board of Directors met once during the fiscal year ended December 31, 2017.

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

Executive Compensation

No director compensation was granted for the year ended December 31, 2017.

Director Compensation

No director compensation was granted for the year ended December 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2017, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Suite 106, Tower H, Phoenix Place, Shuguangxili, Chaoyang District, Beijing, China 100028.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	432,000	2.1%		2.1%
John Chen Chief Financial Officer and Director	203,000	1.0%		1.0%
James Hu Independent Director	23,000	*		*
Zhongkui Cao Independent Director	4,100	*		*
Tong Yin Independent Director	-
Executive Officers and Directors as a group	662,100	3.3%		6.9%

5% Owners
Golden Eight Investments Limited (2)	4,800,000	28.7%		28.7%

* Less than 1%

(1) Percentages based on 20,200,208 (excluding 494,462 shares of treasury stock) shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of December 31, 2017.

(2) Mr. Yu is the beneficial owner of 432,000 shares of common stock held in his name and 4,800,000 shares of common stock held in the name of Golden Eight Investments Limited (‘‘Golden Eight’’). Mr. Yu is the sole director of Golden Eight. Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the ‘‘Trust’’). Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight. Mr. Yu also has voting and investment control over 3,092,899 shares of Series A Preferred Stock held in the name of Victory New Holdings Limited, a British Virgin Islands registered company, which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2017, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

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

Related party transactions

a. The following chart summarized gross sales to related parties for the years ended December 31, 2017 and 2016.

Name of related parties	Relationship	For the year ended December 31, 2017	For the year ended December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhan Industry Co., Ltd	Partially owned by CEO through indirect shareholding**	(45)	18
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	77	-
Shaanxi Long Steel Group Baoji Group Co., Ltd	Subsidiary of Long Steel Group	-	-
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	13,360	45,742
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,630
Wendlar Tianjin Industry Co., Ltd. (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	35,663
Total		13,392	89,053
Less: Sales to related parties from operations disposed/held for sale		(13,392)	(89,053)
Sales–related parties – continuing operations		$-	$-

**The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

b. The following charts summarize purchases from related parties for the years ended December 31, 2017 and 2016.

Name of related parties	Relationship	For the year ended December 31, 2017	For the year ended December 31, 2016
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	3,063	21,192
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,579
Shaanxi Long Steel Group Baoji Steel Rolling Co., Ltd	Subsidiary of Long Steel Group	-	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	9,607	56,515
Tianjin DazhenTrading Co., Ltd	Partially owned by CEO through indirect shareholding	7,169	11,855
Others	Entities either owned or have significant influence by our affiliates or management	-	-
Total		$19,839	$99,141
Less: Purchases from related parties from operations disposed/held for sale		(19,839)	(99,141)
Purchase–related parties – continuing operations		$-	$-

c. On December 31, 2017, the Company entered into an agreement to sell its wholly-owned General Steel (China) and its entire equity interest in all of its subsidiaries to Wendler Investment & Management Group Co., Ltd, a Chinese registered company under common control of Zuosheng Yu, the Company's Chairman.

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

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendler Investment & Management Group Co., Ltd	Common control under CEO	$-	$43
Tianwu General Steel Material Trading Co., Ltd.	Investee of General Steel (China)	-	22,137
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	30,396
Beijing Shenghua Xinyuan Metal Materials Co., Ltd	Partially owned by CEO through indirect shareholding	-	116
Tianjin Shuangsi	Partially owned by CEO through indirect shareholding	-	-
Maoming Hengda	Wholly owned by Tianwu Tongyong	-	18,612
Other receivable – related party		-	71,304
Less: other receivable – related parties - held for sale		-	(30,554)
		$-	$40,750

b.	Accounts payable – related party:

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$6,289
Wendlar Tianjin Industry Co., Ltd.(Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-	2,171
Tianjin Daqiuzhuang Steel Plates Co., Ltd	Partially owned by CEO through indirect shareholding	-	4,988
Total		-	13,448
Less: accounts payable – related parties - held for sale		-	(13,448)
		$-	$-

c.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Company.

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$-	$32
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
Maoming Shengze Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	-
Lindenburg Investment & Management Group Co., Ltd	Minority Shareholder of Catalon Chemical	-	-
Wendlar Tianjin Industry Co., Ltd (Formerly known as Qiu Steel)	Partially owned by CEO through indirect shareholding	-
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	6,881	48,376
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	773
Zuosheng Yu	CEO	1,469	1,329
Total		8,445	50,605
Less: other payables – related parties - held for sale		-	(773)
Other payables – related parties – continuing operations		$8,445	$49,832

d.	Customer deposit – related parties:

Name of related parties	Relationship	December 31, 2017	December 31, 2016
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	$-	$12,242
Total		$-	$12,242

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2017	2016
Audit fees	$60,000	$66,000
Audit-related fees	$-	$-
Tax fees	$5,000	$5,000
All other fees	$-	$-

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

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2017 and related fees were approved in advance by our Audit Committee.

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

• Reports of Independent Registered Public Accounting Firms

• Consolidated Balance Sheets —December 31, 2017 and 2016

• Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, and 2016

• Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

• Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

• Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

10.1	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.7	Debt Cancellation Agreement, by and among the Registrant, General Steel Investment Co., Ltd. and Oriental Ace Limited, dated August 19, 2016 (included as Exhibit 10.2 to the Form 8-K filed with the Commission on August 25, 2016 and incorporated herein by reference).

10.8	Debt Cancellation Agreement, by and among the Registrant, Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. and General Steel (China) Co., Ltd., dated August 19, 2016 (included as Exhibit 10.2 to the Form 8-K filed with the Commission on August 25, 2016 and incorporated herein by reference).

21	Subsidiaries of the registrant as of December 31, 2016 (filed herewith).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) and CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	December 17, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	December 17, 2018
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	December 17, 2018
CHEN, John	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	December 17, 2018
HU, James

/s/ Tong Yin	Independent Director	December 17, 2018
Tong Yin

/s/ Zhong Kui Cao	Independent Director	December 17, 2018
CAO, Zhong Kui

