Form 10-Q
period 2018-03-31
GENERAL STEEL HOLDINGS INC
filed 2019-02-07
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 05, 2019, 41,838,864 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,778	$5,260
Other receivables, net	2,500	2,500
TOTAL CURRENT ASSETS	8,278	7,760

EQUIPMENT, NET	216	217
INVESTMENT IN UNCONSOLIDATED ENTITIES	18,762,663	14,708,681

TOTAL ASSETS	$18,771,157	$14,716,658

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Other payables and accrued liabilities	$620,417	$2,129,754
Other payables - related parties	10,683,941	8,445,288
TOTAL CURRENT LIABILITIES	11,304,358	10,575,042

COMMITMENTS AND CONTINGENCIES

EQUITY:
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of March 31, 2018 and December 31, 2017	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,694,670 and 20,694,670 shares issued, 20,200,208 and 20,200,208 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	20,695	20,695
Treasury stock, at cost, 494,462 shares as of March 31, 2018 and December 31, 2017	(839,686)	(839,686)
Additional paid-in-capital	1,256,955,395	1,256,955,395
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,252,604,065)	(1,256,044,414)
Accumulated other comprehensive income	2,824,357	2,939,523
TOTAL EQUITY	7,466,799	4,141,616

TOTAL LIABILITIES AND EQUITY	$18,771,157	$14,716,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31

	2018	2017

GENERAL AND ADMINISTRATIVE EXPENSES	$26,573	$94,243

LOSS FROM OPERATIONS	(26,573)	(94,243)

OTHER EXPENSE
Income(Loss) from equity investment	3,467,056	(701,757)
Finance/interest expense	(134)	(2,010)
Other expense, net	3,466,922	(703,767)

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	3,440,349	(798,010)

PROVISION FOR INCOME TAXES	-	-

NETINCOME (LOSS) FROM CONTINUING OPERATIONS	3,440,349	(798,010)

NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	(6,505,134)

NET INCOME (LOSS)	$3,440,349	$(7,303,144)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustments	(115,166)	1,429,651

COMPREHENSIVE INCOME (LOSS)	$3,325,183	$(5,873,493)

WEIGHTED AVERAGE NUMBER OF SHARES	20,200,208	20,000,208

INCOME(LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$0.16	$(0.04)
Operations disposed	$-	$(0.33)

Net income(loss) per share	$0.16	$(0.37)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,440,349	$(7,303,144)
Net loss from operations disposed	-	(6,505,134)
Net income (loss) from continuing operations	3,440,349	(798,010)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Loss (income) from equity investment	(3,467,056)	701,757
Changes in operating assets and liabilities
Other receivables	-	(2,502)
Other payables and accrued liabilities	(1,545,566)	46,598
Net cash used in operating activities from operations disposed	-	(4,939,858)
Net cash used in operating activities	(1,572,273)	(4,992,015)

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	1,572,599	61,331
Net cash provided by financing activities from operations disposed	-	4,972,827
Net cash provided by financing activities	1,572,599	5,034,158

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	192	24,324

INCREASE IN CASH	518	66,467

CASH, beginning of period	5,260	3,797

CASH, end of period	5,778	70,264

Less: cash from operations disposed, end of period	-	(58,750)

CASH FROM CONTINUING OPERATIONS, end of period	$5,778	$11,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets and trading business at December 31, 2017 has been the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”). The Company, together with its subsidiaries and majority owned subsidiary is referred to as the “Group”.

Note 2 – Summary of significant accounting policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements include the accounts of all directly and owned subsidiaries listed below. All material intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Interim results are not necessarily indicative of results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2017 annual report on Form 10-K filed on December 17, 2018.

(a)	Basis of presentation

The consolidated financial statements of the Company reflect the activities of the following directly owned subsidiaries as of March 31, 2018:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)*	PRC	-

*Tianjin Shuangsi was disposed on December 31, 2017 and its results of operations were presented as operations disposed for the three months ended March 31, 2017.

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

None of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the three months ended March 31, 2018, and one of the Company’s customers, a related party individually accounted for 99.6% of total sales from operation disposed for the three months ended March 31, 2017, respectively.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the three months ended March 31, 2018 and three of the Company’s suppliers, all related parties accounted for more than 99.7% of the total purchases for the three months ended March 31, 2017.

(f)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries in China use the local currency, Renminbi (“RMB”), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statement of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $2.82 million and $2.94 million as of March 31, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of equity at March 31, 2018 and December 31, 2017 were translated at 6.28 RMB and 6.51 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended March 31, 2018 and 2017 were 6.36 RMB and 6.89 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

(h)	Cash

 Cash includes cash on hand and demand deposits in banks with original maturities of less than three months.

(i)	Equipment, net

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with a 3%-5% residual value. The depreciation expense on assets acquired under capital leases is included with depreciation expense on owned assets. The estimated useful lives are as follows:

Office equipment	5 Years

The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations.

(j)	Investments in unconsolidated entities

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of March 31, 2018, Tongyong Shengyuan’s net investment in the unconsolidated entity was $15.0 million.

Total investment income(loss) in unconsolidated subsidiaries amounted to $3.5 million and $(0.7) million for the three months ended March 31, 2018 and 2017, respectively, which was included in “Income(loss) from equity investment” in the consolidated statements of operations and comprehensive income(loss).

The Company performed significance tests in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the three months ended March 31, 2018	For the three months ended March 31, 2017
NET SALES	$53	$574

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	103	38
FINANCE EXPENSES	1,305	1,681
OTHER EXPENSES	-	10
TOTAL EXPENSES	1,408	1,729

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,355)	(1,155)

PROVISION FOR INCOME TAXES	-	1

NET LOSS FOR CONTINUING OPERATIONS	(1,355)	(1,156)

NET INCOME(LOSS) FROM OPERATIONS HELD FOR SALE	12,190	(1,041)

NET INCOME(LOSS)	10,835	(2,197)

(k)	Revenue recognition

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

For the three months ended March 31, 2017, the Company reported gross sales of $13.0 million, 99.6% of which was related party sales and the Company had $19.5 million in purchases, of which 99.7% were related party purchases resulting in net cost of sales of $6.5 million in operations held for sale. See details of related party sales and purchases in Note 7.

(l)	Operations disposed

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management, having the authority to approve the action, commits to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations disposed), less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. The result of operations was presented as operations disposed in December 31, 2017 in the consolidated financial statements. The net deficiency of Shuangsi as of December 31, 2017 is as follows:

(In thousands)	December 31, 2017

CURRENT ASSETS:
Cash	$6
Prepaid taxes	1,048
Receivables	147
Total current assets	1,201

CURRENT LIABILITIES:
Other payable and accrued liabilities	2,654
Other payables - related parties	2,008
Total current liabilities	4,662

Accumulated other comprehensive income	130
Total net deficiency	(3,331)
Net consideration	-
Gain in disposal of subsidiary	$3,331

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Shuangsi’s operations for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
Operations Disposed – Tianjin Shuangsi:	2018	2017
(In thousands)
NET LOSS	$-	$(6,499)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	6
LOSS FROM OPERATIONS	-	(6,505)
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(6,505)
PROVISION FOR INCOME TAXES		-
NET LOSS FROM OPERATIONS DISPOSED	-	(6,505)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS DISPOSED	$-	$(6,505)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(m)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

(n)	Earnings (loss) per share

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

The Company has repurchased 494,462 total shares of its common stock, given retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

(p)	Income taxes

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of March 31, 2018, the Company’s income tax returns for December 31, 2016, 2015 and 2014 remain subject to examination by the taxing authorities.

(q)	Share-based compensation

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

(r)	Recently issued accounting pronouncements

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

Note 3– Other receivables, net

Other receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Other receivables	$124	$124
Less: allowance for doubtful accounts	(121)	(121)
Net other receivables	$3	$3

Movement of allowance for doubtful accounts, including related parties, is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Beginning balance	$169	$169
Write off	(48)	(48)
Ending balance	121	121

Note 4 - Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Salary payable	$142	$142
Short term payable, no interest due on demand	-	1,480
Professional fees	478	508
Other payable and accrued liabilities, net – continuing operations	$620	$2,130

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 - Supplemental disclosure of cash flow information

During the three months ended March 31, 2017, the Company incurred $0.2 million share-based compensation expense to pay off its accrued liabilities.

Note 6– Taxes

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

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2018. The net operating loss carry forwards for United States income taxes amounted to $6.6 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2018 was $2.5 million. The net change in the valuation allowance for the three months ended March 31, 2018 was $0.03 million. Management will review this valuation allowance periodically and make adjustments as warranted

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of March 31, 2018. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The enactment of the ACT did not have a material effect on the Company’s financials as the Company has accumulated deficits and has provided full valuation allowance to its deferred tax assets.

Note 7 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue from related parties for the three months ended March 31, 2018 and 2017.

Name of related parties	Relationship	For the three months ended March 31, 2018	For the three months ended March 31, 2017
		(in thousands)	(in thousands)
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding*	-	(44)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	12,969
Total		$-	12,925
Less: Sales to related parties from operations disposed		-	(12,925)

Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and $6.5 million net cost of sales for the three months ended March 31, 2018 and 2017, respectively.

b. The following charts summarize purchases from related parties for the three months ended March 31, 2018 and 2017.

Name of related parties	Relationship	For the three months ended March 31, 2018	For the three months ended March 31, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	2,998
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,035
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,427
Total		$-	$19,460
Less Purchases from related parties from operations disposed		-	(19,460)
Purchases–related parties–continuing operations		$-	$-

Related party balances

a.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	March 31, 2018	December 31, 2017
		(in thousands)	(in thousands)
Wendlar Investment & Management Group Co., Ltd	Common control under CEO	$2	$-
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	10,489	6,881
Zuosheng Yu	CEO	98	1,469
Total		$10,684	$8,445

Note 8 – Equity

In March 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Subsequent event

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

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“FH”) and Hummingbird Holdings Limited, the sole shareholder of FH (“Hummingbird”) holding one share of FH. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in FH for 4,175,095  shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, FH is now a wholly-owned subsidiary of the Company. FH was valued at $4,175,095.

The transactions contemplated by the Agreement are related party transactions. Hummingbird is a shareholder of the Company, holding 51.1% of the Company’s outstanding common stock and through ownership of the Company’s Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock, and as a result of the Exchange, Hummingbird now holds 55.5 % of the common stock of the Company.

FH is the sole shareholder of Tuotuo River HK Limited, a Hong Kong limited liability company, which through various contractual arrangements between Tuotuo’s wholly-owned subsidiary Beijing Qianhaitong Technology Development Co., Ltd. and Beijing Ouruixi Medical Technology Co., Ltd., a PRC entity and its shareholders is in the business of cell research, development, storage and cell culture service in the People’s Republic of China.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. and its subsidiaries is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on December 17, 2018.

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment Co., Ltd., we have been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Our main operation through December 31, 2015 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes while we commenced trading in 2016.

Our steel business after December 31, 2015 was primarily comprised of Tianjin Shuangsi Trading Co., Ltd., (“Tianjin Shuangsi”), a trading company that mainly sources overseas iron ore for steel mills. We acquired a 100% equity interest in Tianjin Shuangsi on February 16, 2016. On December 31, 2017, the Company sold Tianjin Shuangsi for RMB 20,000,000 (approximately $2.88 million) so the result of operations was presented as operations to be disposed in the consolidated financial statements. See Note 2(l) – Operations disposed.

Tianjin Shuangsi is presented as discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations.

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“FH”) and Hummingbird Holdings Limited, the sole shareholder of FH (“Hummingbird”) holding one share of FH. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in FH for 4,175,095  shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, FH is now a wholly-owned subsidiary of the Company. FH was valued at $4,175,095.

The transactions contemplated by the Agreement are related party transactions. Hummingbird is a shareholder of the Company, holding 51.1% of the Company’s outstanding common stock and through ownership of the Company’s Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock, and as a result of the Exchange, Hummingbird now holds 55.5 % of the common stock of the Company.

FH is the sole shareholder of Tuotuo River HK Limited, a Hong Kong limited liability company, which through various contractual arrangements between Tuotuo’s wholly-owned subsidiary Beijing Qianhaitong Technology Development Co., Ltd. and Beijing Ouruixi Medical Technology Co., Ltd., a PRC entity and its shareholders is in the business of cell research, development, storage and cell culture service in the People’s Republic of China.

RESULTS OF OPERATIONS

The Company’s remaining business consists of its 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("TianwuTongyong").

Statements of Operations for the three months ended March 31, 2018 and 2017:

(In thousands except share data)	2018	2017	Change	Percentage Change
Selling, General and Administrative Expenses	$(27)	$(94)	$67	(71.3)%
Loss from Operations	(27)	(94)	$67	(71.3)%

Other Income (Expense)	3,467	(704)	$4,171	(592.5)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	3,440	(798)	$4,238	(531.1)%
Provision for Income Taxes	-	-	$-	-%
Income (Loss) from Continuing Operations	3,440	(798)	$4,238	(531.1)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(6,505)	$6,505	(100.0)%
Net Income (Loss)	$3,440	$(7,303)	$(10,743)	(147.1)%
Foreign Currency Translation Adjustments	(115)	1,430	$(1,545)	(108.0)%
Comprehensive Income (Loss)	3,325	(5,873)	$9,198	(156.6)%

Weighted Average Number of Shares	20,200	20,000	200	1.0%
Loss Per Share – Basic and Diluted
Continuing Operations	$0.16	$(0.04)	$0.21	(526.8)%
Operations disposed	$-	$(0.33)	$0.33	(100.0)%
Net Loss	$0.16	$(0.37)	$0.54	(145.9)%

General and Administrative Expenses (“G&A”)

Three months ended March 31, 2018 compared with three months ended March 31, 2017

(in thousands)
	March 31, 2018	March 31, 2017	Change %

General and administrative expenses	$(27)	$(94)	(71.3)%

G&A expenses decreased by 71.3% to $(0.03) million for the three months ended March 31, 2018, compared to $(0.1) million for the same period in 2017. The increase was mainly due to the disposed major operations and decrease in professional expenses.

Loss from Operations

Three months ended March 31, 2018 compared with three months ended March 31, 2017

(in thousands)
	2018	2017	Change %

Loss from operations	$(27)	$(94)	(71.3)%

Loss from operations for the three months ended March 31, 2018 was $(0.03) million as compared to a loss of $(0.1) million for the same period in 2017. The increase was mainly due to the disposed major operations and decrease in professional expenses.

Other Income(Expense)

Three months ended March 31, 2018 compared with three months ended March 31, 2017

(in thousands)
	2018	2017	Change %

Income(Loss) from equity investment	3,467	(702)	(593.9)%
Finance/interest expense		(2)	(100.0)%
Total other (expense)income	$3,467	$(704)	(592.5)%

Total other income for the three months ended March 31, 2018 was $3.5 million, as compared to $(0.7) other expenses for the same period in 2017. The increase in other income was mainly due to a gain from equity investment.

Net Income (Loss) from Continuing Operations

Three months ended March 31, 2018 compared with three months ended March 31, 2017

(in thousands)
	2018	2017	Change %

Net Income (loss) from continuing operations	$3,440	$(798)	(531.1)%

Net income from continuing operations for the three months ended March 31, 2018 was $3.4 million as compared to a loss of approximately $(0.8) million for the same period in 2017. The increase in net income from operations was predominantly due to the reasons stated above.

Net Loss from Operations Disposed

Three months ended March 31, 2018 compared with three months ended March 31, 2017

(in thousands)
	2018	2017	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(6,505)	(100.0)%

Net loss from operations disposed for the three months ended March 31, 2017 was approximately $(6.5) million. Net loss from operations disposed was mainly from Tianjin Shuangsi as it had operating losses in its trading business.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, our current liabilities exceeded the current assets by approximately $11.3 million. Given our expected expenditures in the foreseeable future together with our cash flow from the trading operations, we have comprehensively considered our available sources of funds as follows:

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

The Company had working capital deficit of $11.3 million as of March 31, 2018 and working capital deficit of $10.6 million as of December 31, 2017. In addition, the Company had accumulated deficit of $1.3 billion as of March 31, 2018 and incurred negative cash flows from operating activities totaling $(1.6) million for three-month ended March 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to seek equity financing and obtain financial support and credit guarantee from the Company’s related parties or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2018 and 2017 was $1.5 million and $5.0 million, respectively. This change was mainly due to the combination of the following factors:

The net income from continuing operations of $3.4 million, mainly from non-cash income from equity investment for the three months ended March 31, 2018 compared to net loss of $0.8 million in the same period in 2017 which were mainly due to loss from equity investment.

The cash outflow was mainly due to the change in other payables and accrued liabilities.

Investing activities

We did not use any cash for investing activities for the three months ended March 31, 2018 or the three months ended March 31, 2017.

Financing activities

Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2018 compared to $5.0 million provided by financing activities for the three months ended March 31, 2017. The decrease of cash inflow from financing activities was because we had no borrowings from our related parties.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the three months ended March 31, 2018. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the three months ended March 31, 2018 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

There have been no other material changes during the quarter ended March 31 2018 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2017. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2018 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2017 Form 10K filing and described below:

•	Ineffective review process in our accounting department.

•	Lack of a qualified full-time accountant who possesses U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2018.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on December 17, 2018.

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

General Steel Holdings, Inc.

Date: February 07, 2019	By:	/s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: February 07, 2019	By:	/s/ John Chen
John Chen
Director and Chief Financial Officer

