Form 10-Q
period 2018-06-30
GENERAL STEEL HOLDINGS INC
filed 2019-02-08
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of February 05, 2019, 41,838,864 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,948	$5,260
Other receivables, net	2,500	2,500
TOTAL CURRENT ASSETS	7,448	7,760

EQUIPMENT, NET	216	217
INVESTMENT IN UNCONSOLIDATED ENTITIES	17,259,871	14,708,681

TOTAL ASSETS	$17,267,535	$14,716,658

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$647,613	$2,129,754
Other payables - related parties	9,659,774	8,445,288
TOTAL CURRENT LIABILITIES	10,307,387	10,575,042

COMMITMENTS AND CONTINGENCIES

EQUITY:
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of June 30, 2018 and December 31, 2017	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 20,694,670 shares issued, 20,200,208 and 20,200,208 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	20,695	20,695
Treasury stock, at cost, 494,462 shares as of June 30, 2018 and December 31, 2017	(839,686)	(839,686)
Additional paid-in-capital	1,256,955,395	1,256,955,395
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,253,189,136)	(1,256,044,414)
Accumulated other comprehensive income	2,902,777	2,939,523
TOTAL EQUITY	6,960,148	4,141,616

TOTAL LIABILITIES AND EQUITY	$17,267,535	$14,716,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	FOR THE THREE MONTHS ENDED JUNE 30		FOR THE SIX MONTHS ENDED JUNE 30
	2018	2017	2018	2017
GENERAL AND ADMINISTRATIVE EXPENSES	$26,874	$19,314	$53,447	$113,557

LOSS FROM OPERATIONS	(26,874)	(19,314)	(53,447)	(113,557)

OTHER INCOME(EXPENSE)
Income(Loss) from equity investment	(558,174)	(757,438)	2,908,882	(1,459,195)
Finance/interest expense	(23)	1,143	(157)	(867)
Other income(expense), net	(558,197)	(756,295)	2,908,725	(1,460,062)

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(585,071)	(775,609)	2,855,278	(1,573,619)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	(585,071)	(775,609)	2,855,278	(1,573,619)

NET INCOME(LOSS) FROM OPERATIONS DISPOSED, net of applicable income taxes	-	79,720	-	(6,425,414)

NET INCOME(LOSS)	$(585,071)	$(695,889)	2,855,278	(7,999,033)

OTHER COMPREHENSIVE INCOME(EXPENSE)
Foreign currency translation adjustments	78,420	19,288	(36,746)	1,448,939

COMPREHENSIVE INCOME (LOSS)	$(506,651)	$(676,601)	2,818,532	(6,550,094)

WEIGHTED AVERAGE NUMBER OF SHARES	20,200,208	20,200,208	20,200,208	20,101,319

INCOME(LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.04)	$0.14	$(0.08)
Operations disposed	$-	$0.00	$-	$(0.32)

Net income(loss) per share	$(0.03)	$(0.03)	$0.14	$(0.40)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$2,855,278	$(7,999,033)
Net loss from operations disposed	-	(6,425,414)
Net income(loss) from continuing operations	2,855,278	(1,573,619)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Loss (Income) from equity investment	(2,908,896)	1,459,195
Changes in operating assets and liabilities
Other receivables	-	(4,002)
Other receivables, related party	-	1,474
Other payables and accrued liabilities	(1,515,760)	-
Net cash used in operating activities from operations disposed	-	(35,931,727)
Net cash used in operating activities	(1,569,378)	(36,048,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities from operations disposed	-	61,598
Net cash provided by investing activities	-	61,598

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from related parties	1,568,849	-
Net cash provided by financing activities from operations disposed	-	36,030,062
Net cash provided by financing activities	1,568,849	36,030,062

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	217	25,741

INCREASE (DECREASE) IN CASH	(312)	68,721

CASH, beginning of period	5,260	3,797

CASH, end of period	4,948	72,518

Less: cash from operations disposed, end of period	-	(67,353)

CASH FROM CONTINUING OPERATIONS, end of period	$4,948	$5,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since disposal of its significant steel producing operating assets and trading business at December 31, 2017 has been the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”). The Company, together with its subsidiaries and majority owned subsidiary, is referred to as the “Group”.

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

The consolidated financial statements of the Company reflect the activities of the following directly owned subsidiaries as of June 30, 2018:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)*	PRC	-

*Tianjin Shuangsi was disposed on December 31, 2017 and its results of operations were presented as operations disposed for the six months ended June 30, 2017.

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

None of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the six and three months ended June 30, 2018. One of the Company’s customers, a related party individually accounted for 97.9% of total sales from operation disposed for the six months ended June 30, 2017, and none of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the three months ended June 30, 2017.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the six and three months ended June 30, 2018. Three of the Company’s suppliers accounted for 99.1% of the total purchases for the six months ended June 30, 2017. None of the Company’s suppliers, all related parties accounted for more than 99.7% of the total purchases for the three months ended June 30, 2017.

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

Translation adjustments included in accumulated other comprehensive income amounted to $2.90 million and $2.94 million as of June 30, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of equity at June 30, 2018 and December 31, 2017 were translated at 6.62 RMB and 6.51 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended June 30, 2018 and 2017 were 6.37 RMB and 6.88 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of June 30, 2018, Tongyong Shengyuan’s net investment in the unconsolidated entity was $15.0 million.

Total investment loss in unconsolidated subsidiaries which was included in “Income (Loss) from equity investment” in the consolidated statements of operations and comprehensive income (loss), amounted to $(0.6) million and $(0.8) million for the three months ended June 30, 2018 and 2017, respectively and amounted to $2.9 million and $(1.5) million for the six months ended June 30, 2018 and 2017, respectively.

The Company performed significance tests in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the three months ended
	June 30, 2018	June 30, 2017
NET SALES	$1	$358

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	84	47
FINANCE EXPENSES	1,309	1813
OTHER INCOME	-	(78)
TOTAL EXPENSES	(1,393)	1,782

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,392)	(1,424)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FOR CONTINUING OPERATIONS	(1,392)	(1,424)

NET INCOME(LOSS) FROM OPERATIONS HELD FOR SALE	(353)	(940)

NET INCOME(LOSS)	$(1,745)	(2,364)

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the six months ended
	June 30, 2018	June 30, 2017
NET SALES	$54	$932

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	187	85
FINANCE EXPENSES	2,614	3,494
OTHER INCOME	-	(68)
TOTAL EXPENSES	2,801	3,511

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,747)	(2,579)

PROVISION FOR INCOME TAXES	-	1

NET LOSS FOR CONTINUING OPERATIONS	(2,747)	(2,580)

NET INCOME(LOSS) FROM OPERATIONS HELD FOR SALE	11,837	(1,981)

NET INCOME(LOSS)	$9,090	(4,561)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(k)	Revenue recognition

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

On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. The result of operations was presented as operations disposed in December 31, 2017 in the consolidated financial statements. The net deficiency of Shuangsi as of December 31, 2017 is as follows:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)	December 31, 2017

CURRENT ASSETS:
Cash	$6
Prepaid taxes	1,048
Receivables	147
Total current assets	1,201

CURRENT LIABILITIES:
Other payable and accrued liabilities	2,654
Other payables - related parties	2,008
Total current liabilities	4,662

Accumulated other comprehensive income	130
Total net deficiency	(3,331)
Net consideration	-
Gain in disposal of subsidiary	$(3,331)

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Shuangsi’s operations for the three and six months ended June 30, 2018 and 2017.

	For the three months ended June 30,
Operations Disposed – Tianjin Shuangsi:	2018	2017
(In thousands)
NET PROFIT	$-	$86

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	6
INCOME FROM OPERATIONS	-	80

OTHER EXPENSE
Finance/interest expense	-	1
Other expense, net	-	1
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	79
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	79
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS DISPOSED	$-	$79

	For the six months ended June 30,
Operations Disposed – Tianjin Shuangsi:	2018	2017
(In thousands)
NET LOSS	$-	$(6,413)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	12
LOSS FROM OPERATIONS	-	(6,425)

OTHER EXPENSE
Finance/interest expense	-	1
Other expense, net	-	1
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(6,426)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	(6,426)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS DISPOSED	$-	$(6,426)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(m)	Reclassifications

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of June 30, 2018, the Company’s income tax returns for December 31, 2016, 2015 and 2014 remain subject to examination by the taxing authorities.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period for public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3– Other receivables, net

Other receivables, net of allowance for doubtful accounts consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Other receivables	$124	$124
Less: allowance for doubtful accounts	(121)	(121)
Net other receivables	$3	$3

Movement of allowance for doubtful accounts, including related parties, is as follows:

	June 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Beginning balance	$169	$169
Write off	(48)	(48)
Ending balance	121	121

Note 4 - Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Salary payable	$142	$142
Short term payable, no interest due on demand	-	1,480
Professional fees	506	508
Other payable and accrued liabilities, net – continuing operations	$648	$2,130

Note 5 - Supplemental disclosure of cash flow information

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

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2018. The net operating loss carry forwards for United States income taxes amounted to $6.65 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2018 was $2.6 million. The net change in the valuation allowance for the six months ended June 30, 2018 was $0.05 million. Management will review this valuation allowance periodically and make adjustments as warranted

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of June 30, 2018. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Note 7 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue from related parties for the three and six months ended June 30, 2018 and 2017.

Name of related parties	Relationship	For the three months ended June 30, 2018	For the three months ended June 30, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding*	-	15
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	24
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	76

Total		$-	$115
Less: Sales to related parties from operations disposed		-	(115)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and $6.4 million net cost of sales for the six months ended June 30, 2018 and 2017, respectively.

Name of related parties	Relationship	For the six months ended June 30, 2018	For the six months ended June 30, 2017
		(in thousands)	(in thousands)
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	(44)
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	-	15
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	12,993
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	76
Total		$-	$13,040
Less: Sales to related parties from operations disposed		-	(13,040)
Sales–related parties – continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

b. The following charts summarize purchases from related parties for the three and six months ended June 30, 2018 and 2017.

Name of related parties	Relationship	For the three months ended June 30, 2018	For the three months ended June 30, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	13
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	13
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	17
Total		$-	$43
Less Purchases from related parties from operations disposed		-	(43)
Purchases–related parties–continuing operations		$-	$-

Name of related parties	Relationship	For the six months ended June 30, 2018	For the six months ended June 30, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,011
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,048
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,444
Total		$-	$19,503
Less Purchases from related parties from operations disposed		-	(19,503)
Purchases–related parties–continuing operations		$-	$-

Related party balances

a. Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Name of related parties	Relationship	June 30, 2018	December 31, 2017
		(in thousands)	(in thousands)
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	9,467	6,881
Zuosheng Yu	CEO	98	1,469
Total		$9,660	$8,445

Note 8 – Equity

In March 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

Note 9 – Subsequent events

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

Our business after December 31, 2015 was primarily comprised of Tianjin Shuangsi Trading Co., Ltd., (“Tianjin Shuangsi”), a trading company that mainly sources overseas iron ore for steel mills. We acquired a 100% equity interest in Tianjin Shuangsi on February 16, 2016. On December 31, 2017, the Company sold Tianjin Shuangsi for RMB 20,000,000 (approximately $2.88 million) so the result of operations was presented as operations to be disposed in the consolidated financial statements. See Note 2(l) – Operations disposed.

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

RESULTS OF OPERATIONS

The Company’s remaining business consists of its 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("TianwuTongyong").

Statements of Operations for the three months ended June 30, 2018 and 2017:

(In thousands except share data)	2018	2017	Change	Percentage Change
Selling, General and Administrative Expenses	(27)	(19)	$(8)	42.1%
Loss from Operations	(27)	(19)	$(8)	42.1%

Other Expense, net	(558)	(756)	$198	(26.2)%
Loss Before Provision for Income Taxes and Noncontrolling Interest	(585)	(775)	$190	(24.5)%
Provision for Income Taxes	-	-	$-	-%
Loss from Continuing Operations	(585)	(775)	$190	(24.5)%
Net Income from Operations Disposed, Net of Income Taxes	-	80	$(80)	(100.0)%
Net Loss	(585)	(695)	$170	(25.1)%
Foreign Currency Translation Adjustments	78	19	$59	310.5%
Comprehensive Loss	(507)	(676)	$(169)	(25.0)%

Weighted Average Number of Shares	20,200	20,200	-	-%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.03)	$(0.04)	$0.01	(24.6)%
Operations disposed	-	-	$-	-%
Net Loss per share	$(0.03)	$(0.03)	$-	-%

Statements of Operations for the six months ended June 30, 2018 and 2017:

(In thousands except share data)	2018	2017	Change	Percentage Change
Selling, General and Administrative Expenses	(53)	(114)	61	(53.5)%
Loss from Operations	(53)	(114)	61	(53.5)%

Other Expense, net	2,909	(1,460)	4,369	(299.2)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	2,856	(1,574)	4,429	(281.4)%
Provision for Income Taxes	-	-	-	-%
Income (Loss) from Continuing Operations	2,856	(1,574)	4,429	(281.4)%
Net Income (Loss) from Operations Disposed, Net of Income Taxes	-	(6,425)	6,425	(100.0)%
Net Income (Loss)	2,856	(7,999)	10,854	(135.7)%
Foreign Currency Translation Adjustments	(37)	1,449	(1,486)	(102.6)%
Comprehensive Income ( Loss)	2,819	(6,550)	9,369	(143.0)%

Weighted Average Number of Shares	20,200	20,101	99	0.5%
Income (Loss) Per Share – Basic and Diluted
Continuing Operations	$0.14	$(0.08)	$0.22	(280.6)%
Operations disposed	-	(0.32)	$0.32	(100.0)%
Net Income (Loss) per share	$0.14	$(0.40)	$0.54	(135.0)%

General and Administrative Expenses (“G&A”)

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in thousands)
	June 30, 2018	June 30, 2017	Change %

General and administrative expenses	$(27)	$(19)	42.1%

G&A expenses increase by 42.1% to $(0.03) million for the three months ended June 30, 2018, compared to $(0.02) million for the same period in 2017. The increase was mainly due to the disposed major operations and decrease in professional expenses.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in thousands)
	June 30, 2018	June 30, 2017	Change %

General and administrative expenses	$(53)	$(114)	(53.5)%

G&A expenses decrease by 53.5 % to $(0.05) million for the six months ended June 30, 2018, compared to $(0.1) million for the same period in 2017. The decrease was mainly due to the disposed major operations and decrease in professional expenses.

Loss from Operations

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Loss from operations	$(27)	$(19)	42.1%

Loss from operations for the three months ended June 30, 2018 was $(0.03) million as compared to a loss of $(0.02) million for the same period in 2017. The decrease was mainly due to the disposed major operations and decrease in professional expenses.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Loss from operations	$(53)	$(114)	(53.5)%

Loss from operations for the six months ended June 30, 2018 was $(0.05) million as compared to a loss of $(0.1) million for the same period in 2017. The decrease was mainly due to the disposed major operations and decrease in professional expenses.

Other Income (Expense)

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Loss from equity investment	$(558)	$(757)	26.3%
Finance/interest expense	-	1	(100.0)%
Total other expense, net	$(558)	$(756)	26.2%

Total other expense, net, for the three months ended June 30, 2018 was $(0.6) million, a 26.2% decrease compared to $(0.8) million for the same period in 2017. The increase in other income was mainly due to a gain from equity investment.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Income(Loss) from equity investment	$2,909	$(1,459)	(299.4)%
Finance/interest expense	-	(1)	(100.0)%
Total other (expense) income, net	$2,909	$(1,460)	(299.2)%

Total other (expense) income, net, for the six months ended June 30, 2018 was $2.9 million, compared to $(1.5) million other income for the same period in 2017. The increase in other income was mainly due to a gain from equity investment.

Net Income (Loss) from Continuing Operations

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Net loss from continuing operations	$(585)	$(775)	(24.5)%

 Net loss from continuing operations for the three months ended June 30, 2018 was $(0.6) million as compared to a loss of approximately $(0.8) million for the same period in 2017. The decrease in net income from operations was predominantly due to the reasons stated above.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Net income (loss) from continuing operations	$2,856	$(1,574)	(281.4)%

Net income (loss) from continuing operations for the six months ended June 30, 2017 was $2.9 million as compared to an income of approximately $(1.6) million for the same period in 2017. The decrease in net income from operations was predominantly due to the reasons stated above.

Net income from Operations Disposed

Three months ended June 30, 2018 compared with three months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Net income from operations disposed, net of applicable income taxes	$-	$80	(100.0)%

Net income from operations disposed for the three months ended June 30, 2017 was approximately $0.1 million as a result of disposing its operations of Tianjin Shuangsi.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

(in thousands)
	2018	2017	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(6,425)	(100.0)%

Net loss from operations disposed for the three months ended June 30, 2017 was approximately $(6.4) million as a result of disposing its operations of Tianjin Shuangsi.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, our current liabilities exceeded the current assets by approximately $10.3 million. Given our expected expenditures in the foreseeable future together with our cash flow from the trading operations, we have comprehensively considered our available sources of funds as follows:

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

The Company had working capital deficit of $10.3 million for the six-month ended June 30, 2018 and working capital deficit $10.6 million for the year ended December 31, 2017. In addition, the Company had an accumulated deficit of $1.25 billion at June 30, 2018 and incurred negative cash flows from operating activities totaling $(1.6) million as of June 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities was approximately $1.6 million for the six months ended June 30, 2018 compared to net cash used in operating activities of $36.0 million for the six months ended June 30, 2017. This change was mainly due to the combination of the following factors:

The net income(loss) from continuing operations of $2.9 million, mainly from non-cash loss from equity investment for the six months ended June 30, 2018 compared to net income (loss) of $(1.5) million in the same period in 2017 which were mainly due to gain from disposal of Tianjin Shuangsi.

The cash outflow was mainly due to the change in other payables and accrued liabilities.

Investing activities

We did not use any cash for investing activities for the three months ended June 30, 2018 or six months ended June 30, 2017.

Financing activities

Net cash provided by financing activities was $0 million for the six months ended June 30, 2018 compared to $36.0 million used in financing activities for the six months ended June 30, 2017. The decrease of cash inflow from financing activities was because we had no borrowings from our related parties.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the six months ended June 30, 2018. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the six months ended June 30, 2018 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

There have been no other material changes during the three and six months ended June 30, 2018 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2017. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2018 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2017 Form 10K filing and described below:

•	Ineffective review process in our accounting department.

•	Lack of a qualified full-time accountant who possesses U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2018.

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

General Steel Holdings, Inc.

Date: February 8, 2019	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: February 8, 2019	By: /s/ John Chen
John Chen
Director and Chief Financial Officer

