Form 10-Q
period 2018-09-30
GENERAL STEEL HOLDINGS INC
filed 2019-02-08
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

As of February 5, 2019, 41,838,864 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,946	$5,260
Other receivables, net	2,500	2,500
TOTAL CURRENT ASSETS	7,446	7,760

EQUIPMENT, NET	217	217
INVESTMENT IN UNCONSOLIDATED ENTITIES	16,086,549	14,708,681

TOTAL ASSETS	$16,094,212	$14,716,658

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$422,459	$2,129,754
Other payables - related parties	8,981,230	8,445,288
TOTAL CURRENT LIABILITIES	9,403,689	10,575,042

COMMITMENTS AND CONTINGENCIES

EQUITY:
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of September 30, 2018 and December 31, 2017	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 28,047,611 and 20,694,670 shares issued, 27,553,149 and 20,200,208 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	28,048	20,695
Treasury stock, at cost, 494,462 shares as of September 30, 2018 and December 31, 2017	(839,686)	(839,686)
Additional paid-in-capital	1,257,198,042	1,256,955,395
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,253,949,529)	(1,256,044,414)
Accumulated other comprehensive income	3,143,545	2,939,523
TOTAL EQUITY	6,690,523	4,141,616

TOTAL LIABILITIES AND EQUITY	$16,094,212	$14,716,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30		FOR THE NINE MONTHS ENDED SEPTEMBER 30
	2018	2017	2018	2017
GENERAL AND ADMINISTRATIVE EXPENSES	$24,926	$52,404	$78,373	$165,961

LOSS FROM OPERATIONS	(24,926)	(52,404)	(78,373)	(165,961)

OTHER INCOME (EXPENSE)
Income(Loss) from equity investment	(735,477)	(729,314)	2,173,405	(2,188,509)
Finance/interest expense	10	(520)	(147)	(1,387)
Other income(expense), net	(735,467)	(729,834)	2,173,258	(2,189,896)

INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(760,393)	(782,238)	2,094,885	(2,355,857)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	(760,393)	(782,238)	2,094,885	(2,355,857)

NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	(58,695)	-	(6,484,109)

NET INCOME(LOSS)	$(760,393)	$(840,933)	$2,094,885	$(8,839,966)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	240,768	93,993	204,022	1,542,932

COMPREHENSIVE INCOME (LOSS)	$(519,625)	$(746,940)	$2,298,907	$(7,297,034)

WEIGHTED AVERAGE NUMBER OF SHARES	23,223,083	20,200,208	21,207,833	20,133,541

INCOME(LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.03)	$(0.04)	$0.10	$(0.12)
Operations disposed	$-	$(0.00)	$-	$(0.32)

Net income(loss) per share	$(0.03)	$(0.04)	$0.10	$(0.44)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$2,094,885	$(8,839,966)
Net loss from operations disposed	-	(6,484,109)
Net income(loss) from continuing operations	2,094,885	(2,355,857)
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Income(loss) from equity investment	(2,173,405)	2,188,509
Other receivables	-	11,523
Other payables and accrued liabilities	(1,642,070)	91,141
Net cash used in operating activities from operations disposed	-	(22,292,043)
Net cash used in operating activities	(1,720,590)	(22,356,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from related parties	1,470,005	81,455
Proceed from private placement	250,000	-
Net cash provided by financing activities from operations disposed	-	22,286,292
Net cash provided by financing activities	1,720,005	22,367,747

EFFECTS OF EXCHANGE RATE CHANGE IN CASH	271	10,299

INCREASE (DECREASE) IN CASH	(314)	21,319

CASH, beginning of period	5,260	3,797

CASH, end of period	4,946	25,116

Less: cash from operations disposed/to be disposed, end of period	-	(20,338)

CASH FROM CONTINUING OPERATIONS, end of period	$4,946	$4,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since its disposal of its significant steel producing operating assets and trading business at December 31, 2017 has been the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”). The Company, together with its subsidiaries and majority owned subsidiary and variable interest entity, is referred to as the “Group”.

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

The consolidated financial statements of the Company reflect the activities of the following directly owned subsidiaries as of September 30, 2018:

Subsidiary		Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)*	PRC	-

*Tianjin Shuangsi was disposed on December 31, 2017 and its results of operations were presented as operations disposed for the nine months ended September 30, 2017.

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

None of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the nine and three months ended September 30, 2018. One of the Company’s customers, a related party individually accounted for 97.6% of total sales from operation disposed for the nine months ended September 30, 2017, and none of the Company’s customers individually accounted for more than 10% of total sales from operation disposed for the three months ended September 30, 2017.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the nine and three months ended September 30, 2018. Three of the Company’s suppliers accounted for 98.9% of the total purchases for the nine months ended September 30, 2017. None of the Company’s suppliers, all related parties accounted for more than 10% of the total purchases for the three months ended September 30, 2017.

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

Translation adjustments included in accumulated other comprehensive income amounted to $3.14 million and $2.94 million as of September 30, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of equity at September 30, 2018 and December 31, 2017 were translated at 6.87 RMB and 6.51 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the three months ended September 30, 2018 and 2017 were 6.80 RMB and 6.81 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of September 30, 2018, Tongyong Shengyuan’s net investment in the unconsolidated entity was $15.0 million.

Total investment loss in unconsolidated subsidiaries which was included in “Income (Loss) from equity investment” in the consolidated statements of operations and comprehensive income (loss), amounted to $(0.7) million and $(0.7) million for the three months ended September 30, 2018 and 2017, respectively and amounted to $2.2 million and $(2.2) million for the nine months ended September 30, 2018 and 2017, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company performed significance test in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed income statement of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the three months ended
	September 30, 2018	September 30, 2017
NET SALES	$53	$1,411

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	40	51
FINANCE EXPENSES	1,007	2,370
OTHER INCOME	-	78
TOTAL EXPENSES	1,047	2,499

LOSS BEFORE PROVISION FOR INCOME TAXES	(994)	(1,088)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FOR CONTINUING OPERATIONS	(994)	(1,088)

NET INCOME(LOSS) FROM OPERATIONS HELD FOR SALE	(1,304)	(1,190)

NET INCOME(LOSS)	$(2,298)	(2,278)

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the nine months ended
	September 30, 2018	September 30, 2017
NET SALES	$107	$2,343

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	227	136
FINANCE EXPENSES	3,621	5,864
OTHER INCOME	-	10
TOTAL EXPENSES	3,848	6,010

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,741)	(3,667)

PROVISION FOR INCOME TAXES	-	1

NET LOSS FOR CONTINUING OPERATIONS	(3,741)	(3,668)

NET INCOME(LOSS) FROM OPERATIONS HELD FOR SALE	10,533	(3,171)

NET INCOME(LOSS)	$6,792	(6,839)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(k)	Revenue recognition

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

For the three and nine months ended September 30, 2017, the Company reported gross sales of $0 million and $13.5 million, of which 0% and 97.9% were related party sales and the Company had $0 million and $19.9 million in purchases, of which 0% and 98.9% were related party purchases resulting in net cost of sales of $0.1 million and $6.5 million in operations held for sale. See details of related party sales and purchases in Note 7.

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

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Shuangsi’s operations for the three and nine months ended September 30, 2018 and 2017.

	For the three months ended September 30,
Operations Disposed – Tianjin Shuangsi:	2018	2017
(In thousands)
NET PROFIT	$-	$(55)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	3
INCOME FROM OPERATIONS	-	(58)

OTHER EXPENSE
Finance/interest expense	-	-
Other expense, net	-	-
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(58)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	(58)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS DISPOSED	$-	$(58)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the nine months ended September 30,
Operations Disposed – Tianjin Shuangsi:	2018	2017
(In thousands)
NET LOSS	$-	$(6,468)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	15
LOSS FROM OPERATIONS	-	(6,483)

OTHER EXPENSE
Finance/interest expense	-	1
Other expense, net	-	1
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(6,484)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	(6,484)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS DISPOSED	$-	$(6,484)

(m)	Reclassifications

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of September 30, 2018, the Company’s income tax returns for December 31, 2016, 2015 and 2014 remain subject to examination by the taxing authorities.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3– Other receivables, net

Other receivables, net of allowance for doubtful accounts consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Other receivables	$124	$124
Less: allowance for doubtful accounts	(121)	(121)
Net other receivables	$3	$3

Movement of allowance for doubtful accounts, including related parties, is as follows:

	September 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Beginning balance	$169	$169
Write off	(48)	(48)
Ending balance	121	121

Note 4 - Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)	(in thousands)
Salary payable	$142	$142
Short term payable, no interest due on demand	-	1,480
Professional fees	280	508
Other payable and accrued liabilities, net – continuing operations	$422	$2,130

Note 5 - Supplemental disclosure of cash flow information

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended September 30, 2018. The net operating loss carry forwards for United States income taxes amounted to $6.7 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2018 was $2.6 million. The net change in the valuation allowance for the nine months ended September 30, 2018 was $0.08 million. Management will review this valuation allowance periodically and make adjustments as warranted

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of September 30, 2018. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Note 7 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue from related parties for the three and nine months ended September 30, 2018 and 2017.

Name of related parties	Relationship	For the three months ended September 30, 2018	For the three months ended September 30, 2017
		(in thousands)	(in thousands)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding*	-	131
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	1

Total		$-	$132
Less: Sales to related parties from operations disposed		-	(132)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sales to related parties in trading transactions from disposed operations, which were netted against the corresponding cost of goods sold, amounted to $0 million and $6.4 million net cost of sales for the nine months ended September 30, 2018 and 2017, respectively.

Name of related parties	Relationship	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
		(in thousands)	(in thousands)
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	(44)
Wendlar Tianjin Industry Co., Ltd.	Partially owned by CEO through indirect shareholding	-	15
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	13,124
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	76

Total		$-	$13,171
Less: Sales to related parties from operations disposed		-	(13,171)
Sales–related parties – continuing operations		$-	$-

b. The following charts summarize purchases from related parties for the three and nine months ended September 30, 2018 and 2017.

Name of related parties	Relationship	For the three months ended September 30, 2018	For the three months ended September 30, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	30
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	71
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	95
Total		$-	$196
Less Purchases from related parties from operations disposed		-	(196)
Purchases–related parties–continuing operations		$-	$-

Name of related parties	Relationship	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,042
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,119
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,540
Total		$-	$19,701
Less Purchases from related parties from operations disposed		-	(19,701)
Purchases–related parties–continuing operations		$-	$-

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Related party balances

a.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Group.

Name of related parties	Relationship	September 30, 2018	December 31, 2017
		(in thousands)	(in thousands)
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	8,788	6,881
Zuosheng Yu	CEO	98	1,469
Total		$8,981	$8,445

Note 8 – Equity

In March 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

On August 24, 2018, the Company entered into a subscription agreement with Hummingbird Holdings Limited, a BVI entity. Pursuant to the Subscription Agreement, the Investor purchased 7,352,941 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.034 per share for aggregate gross proceeds of $250,000. The Company received the proceeds in August 2018 and transaction costs was not significant.

Note 9 – Subsequent events

On November 30, 2018, the Company entered into another subscription agreement with Hummingbird Holdings Limited, a BVI entity. Pursuant to the Subscription Agreement, the Investor purchased 14,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.035 per share for aggregate gross proceeds of $500,000.

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“FH”) and Hummingbird Holdings Limited, the sole shareholder of FH (“Hummingbird”) holding one share of FH. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in FH for 4,175,095 shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, FH is now a wholly-owned subsidiary of the Registrant. FH was valued at $4,175,095.

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

RESULTS OF OPERATIONS

The Company’s remaining business consists of its 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("TianwuTongyong").

Statements of Operations for the three months ended September 30, 2018 and 2017:

(In thousands except share data)	2018	2017	Change	Percentage Change

Selling, General and Administrative Expenses	(25)	(52)	$27	(51.9)%
Loss from Operations	(25)	(52)	$27	(51.9)%

Other Expense, net	(735)	(730)	$(5)	0.7%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	(760)	(782)	$22	(2.8)%
Provision for Income Taxes	-	-	$-	-%
Income (Loss) from Continuing Operations	(760)	(782)	$22	(2.8)%
Net Income (Loss) from Operations Disposed, Net of Income Taxes	-	(59)	$59	(100.0)%
Net Income (Loss)	(760)	(841)	$81	(9.6)%
Foreign Currency Translation Adjustments	241	94	$147	156.4%
Comprehensive Income (Loss)	(519)	(747)	$228	(30.4)%

Weighted Average Number of Shares	23,223	20,200	3,023	15.0%
Loss Per Share – Basic and Diluted
Continuing Operations	$(0.03)	$(0.04)	$(0.01)	(25.0)%
Operations disposed	-	-	-	-%
Net Loss per share	$(0.03)	$(0.04)	$(0.01)	(25.0)%

Statements of Operations for the nine months ended September 30, 2018 and 2017:

(In thousands except share data)	2018	2017	Change	Percentage Change

Selling, General and Administrative Expenses	(78)	(166)	88	(53.0)%
Loss from Operations	(78)	(166)	88	(53.0)%

Other Income (Expense), net	2,173	(2,190)	4,363	(199.2)%
Income (Loss) Before Provision for Income Taxes and Noncontrolling Interest	2,095	(2,356)	4,451	(188.9)%
Provision for Income Taxes	-	-	-	-%
Income (Loss) from Continuing Operations	2,095	(2,356)	4,451	(188.9)%
Net Income (Loss) from Operations Disposed, Net of Income Taxes	-	(6,484)	6,484	(100.0)%
Net Income (Loss)	2,095	(8,840)	10,935	(123.7)%
Foreign Currency Translation Adjustments	204	1,543	(1,339)	(86.8)%
Comprehensive Income (Loss)	2,299	(7,297)	9,596	(131.5)%

Weighted Average Number of Shares	21,208	20,134	1,074	5.3%
Income (Loss) Per Share – Basic and Diluted
Continuing Operations	$0.10	$(0.12)	$0.22	(184.4)%
Operations disposed	-	(0.32)	0.32	(100.0)%
Net Income (Loss) per share	$0.10	$(0.44)	$0.54	(122.7)%

General and Administrative Expenses (“G&A”)

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in thousands)

	September 30, 2018	September 30, 2017	Change %

General and administrative expenses	$(25)	$(52)	(51.9)%

G&A expenses decrease by 51.9% to $(0.02) million for the three months ended September 30, 2018, compared to $(0.05) million for the same period in 2017. The decrease was mainly due to the disposed major operations and decrease in professional expenses.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in thousands)

	September 30, 2018	September 30, 2017	Change %

General and administrative expenses	$(78)	$(166)	(53.0)%

G&A expenses decrease by 53.0 % to $(0.08) million for the nine months ended September 30, 2018, compared to $(0.2) million for the same period in 2017. The decrease was mainly due to the disposed major operations and decrease in professional expenses.

Loss from Operations

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Loss from operations	$(25)	$(52)	(51.9)%

Loss from operations for the three months ended September 30, 2018 was $(0.03) million as compared to a loss of $(0.05) million for the same period in 2017. The decrease was mainly due to the reasons above.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Loss from operations	$(78)	$(166)	(53.0)%

Loss from operations for the nine months ended September 30, 2018 was $(0.08) million as compared to a loss of $(0.2) million for the same period in 2017. The decrease was mainly due to the reasons above.

Other Income (Expense)

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Loss from equity investment	$(735)	$(729)	0.8%
Finance/interest expense	-	(1)	(100.0)%
Total other (expense) income, net	$(735)	$(730)	0.7%

Total other income (expense), net, for the three months ended September 30, 2018 was $(0.7) million, a 0.7% increase compared to $(0.7) million for the same period in 2017. The increase in other income was mainly due to a gain from equity investment.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Income(Loss) from equity investment	$2,173	$(2,189)	(199.3)%
Finance/interest expense	-	(1)	(100.0)%
Total other (expense) income, net	$2,173	$(2,190)	(199.2)%

Total other (expense) income, net, for the nine months ended September 30, 2018 was $2.2 million, compared to $(2.2) million other income for the same period in 2017. The increase in other income was mainly due to a gain from equity investment.

Net Income (Loss) from Continuing Operations

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Net loss from continuing operations	$(760)	$(782)	(2.8)%

 Net loss from continuing operations for the three months ended September 30, 2018 was $(0.8) million as compared to an income of approximately $(0.8) million for the same period in 2017. The increase in net income from operations was predominantly due to the reasons stated above.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Net income (loss) from continuing operations	$2,095	$(2,356)	(188.9)%

 Net income (loss) from continuing operations for the nine months ended September 30, 2018 was $2.1 million as compared to an income of approximately $(2.4) million for the same period in 2017. The increase in net income from operations was predominantly due to the reasons stated above.

Net income from Operations Disposed

Three months ended September 30, 2018 compared with three months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(59)	(100.0)%

Net loss from operations disposed for the three months ended September 30, 2017 was approximately $0.06 million as a result of disposing its operations of Tianjin Shuangsi

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

(in thousands)

	2018	2017	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(6,484)	(100.0)%

Net loss from operations disposed for the three months ended September 30, 2017 was approximately $6.5 million as a result of disposing its operations of Tianjin Shuangsi

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, our current liabilities exceeded the current assets by approximately $9.4 million. Given our expected expenditures in the foreseeable future together with our cash flow from the trading operations, we have comprehensively considered our available sources of funds as follows:

•	Financial support and credit guarantee from related parties; and
•	Additional equity or debt financing

Based on the above considerations, the management is of the opinion that we are able to obtain sufficient funds to meet our working capital requirements and debt obligations as they become due over the twelve months from the balance sheet date.  In addition, we have completed the divestiture of our steel manufacturing business as planned on terms favorable to the Company by reducing our net deficiency.

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

The Company had working capital deficit of $9.4 million at September 30, 2018 and working capital deficit $10.6 million at December 31, 2017. In addition, the Company had an accumulated deficit of $1.3 billion at September 30, 2018 and incurred negative cash flows from operating activities totaling $(1.7) million as of September 30, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to obtain financial support and credit guarantee from the Company’s shareholders or other available resources from the PRC banks and other financial institutions given the Company’s credit history. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Cash-flow

Operating Activities

Net cash used in operating activities was approximately $1.7 million for the nine months ended September 30, 2018 compared to net cash used in operating activities of $22.4 million for the nine months ended September 30, 2017. This change was mainly due to the combination of the following factors:

The net income(loss) from continuing operations of $2.1 million, mainly from non-cash loss from equity investment for the nine months ended September 30, 2018 compared to net loss of $(2.4) million in the same period in 2017 which were mainly due to gain from disposal of Tianjin Shuangsi.

The cash outflow was mainly due to the change in other payables and accrued liabilities.

Investing activities

We did not use any cash for investing activities for the three months ended September 30, 2018 or the nine months ended September 30, 2017.

Financing activities

Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2018 compared to $22.4 million provided by financing activities for the nine months ended September 30, 2017. The decrease of cash inflow from financing activities was because we had less borrowings from our related parties.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the nine months ended September 30, 2018. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

 OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the nine months ended September 30, 2018 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

There have been no other material changes for the three and nine months ended September 30, 2018 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2017. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2017 Form 10K filing and described below:

•	Ineffective review process in our accounting department.

•	Lack of a qualified full-time accountant who possesses U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2018.

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

