Form 10-K
period 2018-12-31
GENERAL STEEL HOLDINGS INC
filed 2019-04-01
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2018, the last business day of the registrant’s most completed second fiscal quarter, based upon the price of $0.03 that was the closing price of the common stock as reported on the OTC Pink market under the symbol “GSI” on such date, was approximately $0.6 million.

As of March 29, 2019, 46,013,959 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

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

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment, we had been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Until December 30, 2015, our primary operations had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes. As a result of the sale and divestiture of many of our operating subsidiaries and assets, our remaining business as of the December 31, 2018 consisted mainly of our 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("Tianwu Tongyong") and 100% equity interest in Fresh Human Global Ltd., a Cayman Islands corporation (“Fresh Human”), which is in the business of cell research, development, storage and cell culture service in the PRC.

Recent Developments

Change in Control

On August 24, 2018, the Company entered into a subscription agreement with Hummingbird Holdings Limited, a BVI entity (“Hummingbird”). Pursuant to the Subscription Agreement, Hummingbird purchased 7,352,941 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.034 per share for aggregate gross proceeds of $250,000. In addition, Victory New Holdings Limited, a British Virgin Islands entity controlled by our chief executive officer. Mr. Zuosheng Yu, entered into a stock purchase agreement with Hummingbird whereby it sold 3,092,899 of our Series A Preferred Stock that it owned, representing 100% of our Series A Preferred Stock.

On November 30, 2018, the Company entered into another subscription agreement with Hummingbird. Pursuant to the Subscription Agreement, Hummingbird purchased 14,285,715 shares of the Company’s Common Stock at a purchase price of $0.035 per share for aggregate gross proceeds of $500,000.

As a result of the acquisition of our Common Stock, as of November 31, 2018 Hummingbird owned 55 % of our Common stock

Acquisition of New Line of Business

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human and Hummingbird, the sole shareholder of Fresh Human. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock (the “Shares”) of the Registrant (the “Exchange”). Fresh Human was valued at $4,175,095. As a result of the Exchange, Fresh Human is now our wholly-owned subsidiary and Hummingbird now holds 56.1% of our Common Stock.

Fresh Human is the sole shareholder of Tuotuo River HK Limited, a Hong Kong limited liability company Tuotuo River WFOE, which through various contractual arrangements described below between Tuotuo’s wholly-owned subsidiary Beijing Qianhaitong Technology Development Co., Ltd. and Beijing Ouruixi Medical Technology Co., Ltd., a PRC entity (“Beijing Ouruixi,”) and its shareholders is in the business of cell research, development, storage and cell culture service in the People’s Republic of China. Through Beijing Ouruixi,, we provide consulting and advisory services to third parties in connection with scientific research, technical development, technological renovation, promotion of development result, engineering design, technological management and other technical projects.

The contractual arrangements described below, which grant Tuotuo River WFOE effective control of Beijing Ouruixi, obligate Tuotuo River WFOE to absorb all of the risk of loss from their activities, and enable Tuotuo River WFOE to receive all of their expected residual returns, the Company accounts for Beijing Ouruixi as a variable interest entity (“VIE”).

Technical Consultation and Services Agreement

Pursuant to the Technical Consultation and Services Agreement dated December 19, 2018 between Tuotuo River WFOE and Beijing Ouruixi, Tuotuo River WFOE is engaged as exclusive provider of management consulting services to Beijing Ouruixi. For such services, the Beijing Ouruixi agrees to pay service fees determined based on all of their net income to Tuotuo River WFOE or Tuotuo River WFOE has obligation to absorb all of the losses Beijing Ouruixi.

The technical consultation and services agreement, remains in effect for 20 years until December 19, 2038. The agreement can be extended only if Tuotuo River WFOE gives its written consent of extension of the agreement before the expiration of the agreement and Beijing Ouruixi shall agree to the extension without reserve.

Equity Option Agreements

Pursuant to the equity option agreements dated December 19, 2018 among the shareholders who collectively owned all of Beijing Ouruixi and Tuotuo River WFOE, these shareholders jointly and severally granted Tuotuo River WFOE an option to purchase their equity interests in Beijing Ouruixi. The purchase price shall be the lowest price permitted under applicable PRC laws. If the purchase price is greater than the registered capital of Beijing Ouruixi, these shareholders of Beijing Ouruixi are required to immediately return any amount in excess of the registered capital to Tuotuo Ricer WFOE or its designee of Tuotuo River WFOE. Tuotuo River WOFE may exercise such option at any time until it has acquired all equity interests of Beijing Ouruixi. The agreements will terminate at the date on which all of these shareholders’ equity interests of Beijing Ouruixi has been transferred to Tuotuo River WFOE or its designee.

Equity Pledge Agreements

Pursuant to the equity pledge agreements dated December 19, 2018, the shareholders who collectively owned all of Beijing Ouruixi, pledge all of the equity interests in Beijing Ouruixi to Tuotuo River WFOE as collateral to secure the obligations of Beijing Ouruixi under the exclusive consulting services and operating agreement. These shareholders may not transfer or assign transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Tuotuo River WFOE’s interests, without Tuotuo River WFOE’s prior approval. In the event of default, Tuotuo River WFOE as the pledgee will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of Beijing Ouruixi. The agreement shall be continuously valid until these shareholders are no longer shareholders of Beijing Ouruixi or the satisfaction of all its obligations by the Beijing Ouruixi under the Technical Consultation and Services Agreement.

Voting Rights Proxy and Financial Supporting Agreements

Pursuant to the voting rights proxy and financial supporting agreements dated December 19, 2018, the shareholders of Beijing Ouruixi give Tuotuo River WFOE an irrevocable proxy to act on their behalf on all matters pertaining to Beijing Ouruixi and to exercise all of their rights as shareholders of Beijing Ouruixi, including the right to attend shareholders meeting, to exercise voting rights and to transfer all or a part of their equity interests in Beijing Ouruixi. In consideration of such granted rights, Tuotuo River WFOE agrees to provide the necessary financial support to Beijing Ouruixi whether or not Beijing Ouruixi incurs loss, and agrees not to request repayment if Beijing Ouruixi is unable to do so. The agreements shall remain in effect for 20 years until December 19, 2038.

Employees

As of December 31, 2018, we had approximately 5 full-time employees.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” this item is not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

We currently rent one facility in the PRC.

Office	Address	Rental Term	Space
Beijing, PRC	Rm120808 Unit 2 Floor 7 Building 3 No.1 East Futong Street Courtyard Chaoyang District Beijing, PRC 100102	Expires 11/02/2020	138.69 m2

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

ITEM 4. MINE SAFETY DISCLOSURES.

The information required by Item 4 is not applicable to us, as we have no mining operations involved in our business.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink under the symbol “GSI”. The high and low closing common stock price for each quarter of the last two years is and through the first quarter of fiscal year 2019 is as follows:

HIGH AND LOW SALES PRICES	1ST QTR	2ND QTR	3RD QTR	4TH QTR
2019
High	$0.14	$-	$-	$-
Low	$0.13	$-	$-	$-

2018
High	$0.04	$0.04	$0.04	$0.06
Low	$0.04	$0.03	$0.03	$0.04

2017
High	$0.11	$0.08	$0.06	$0.08
Low	$0.09	$0.08	$0.06	$0.06

As of February 21, 2019, there were approximately 343 holders of record of our common stock.

Dividend Policy

Our Board of Directors currently does not intend to declare dividends or make any other distributions to our shareholders. Any determination to pay dividends in the future will be at our board’s discretion and will depend upon our results of operations, financial condition and prospects as well as other factors deemed relevant by our Board of Directors.

EQUITY INCENTIVE PLAN INFORMATION

The following table provides information as of December 31, 2018, about compensation plans under which shares of our Common Stock may be issued to employees, consultants or non-employee directors upon exercise of options, warrants or rights.

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

Our main operation, since disposal of its significant steel producing operating assets and trading business at December 31, 2017 has been the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”).

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“Fresh Human”) and Hummingbird Holdings Limited, the sole shareholder of Fresh Human (“Hummingbird”) holding one share of Fresh Human. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, Fresh Human is now a wholly-owned subsidiary of the Company. Fresh Human was valued at $4,175,095.

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

Fresh Human is the sole shareholder of Tuotuo River HK Limited, a Hong Kong limited liability company, which through various contractual arrangements between Tuotuo’s wholly-owned subsidiary Beijing Qianhaitong Technology Development Co., Ltd. and Beijing Ouruixi Medical Technology Co., Ltd., a PRC entity and its shareholders is in the business of cell research, development, storage and cell culture service in the People’s Republic of China.

RESULTS OF OPERATIONS

The Company’s remaining business for the year ended December 31, 2018 consists mainly of our 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("TianwuTongyong").

Statements of Operations for the years ended December 31, 2018 and 2017:

(In thousands except share data)	2018	2017	Change	Percentage Change

Selling, General and Administrative Expenses	(224)	(238)	14	(5.9)%
Loss from Operations	(224)	(238)	14	(5.9)%

Other Income(loss), net	(978)	1,047	(2,025)	(193.4)%
Income(Loss) Before Provision for Income Taxes and Noncontrolling Interest	(1,202)	809	(2,011)	(248.6)%
Provision for Income Taxes	-	-	-	-%
Income(Loss) from Continuing Operations	(1,202)	809	(2,011)	(248.6)%
Net Loss from Operations Disposed, Net of Income Taxes	-	(6,332)	6,332	(100.0)%
Net Income (Loss)	(1,202)	(5,523)	4,321	(78.2)%
Foreign Currency Translation Adjustments	269	1,568	(1,299)	(82.8)%
Comprehensive Loss	(933)	(3,955)	3,022	(76.4)%

Weighted Average Number of Shares	24,024	20,150	3,874	19.2%
Income(Loss) Per Share – Basic and Diluted
Continuing Operations	$(0.05)	$0.04	$(0.09)	(224.7)%
Operations disposed	-	(0.31)	0.31	(100.0)%
Net Loss per share	$(0.05)	$(0.27)	$0.22	(81.5)%

General and Administrative Expenses (“G&A”)

Fiscal year ended December 31, 2018 compared with the year ended December 31, 2017

(in thousands)
	2018	2017	Change %

General and administrative expenses	$(224)	$(238)	(5.9)%

G&A expenses decrease by 5.9% to $(0.2) million for the year ended December 31, 2018, compared to $(0.2) million for the same period in 2017. The decrease was mainly due to the decrease in professional expenses.

Loss from Operations

Fiscal year ended December 31, 2018 compared with the year ended December 31, 2017

(in thousands)
	2018	2017	Change %

Loss from operations	$(224)	$(238)	(5.9)%

Loss from operations for the year ended December 31, 2018 was $(0.2) million as compared to a loss of $(0.2) million for the same period in 2017. The decrease was mainly due to the reasons above.

Other Income (Expense)

Fiscal year ended December 31, 2018 compared with the year ended December 31, 2017

(in thousands)
	2018	2017	Change %

Income(Loss) from equity investment	$(978)	$1,048	(193.3)%
Finance/interest expense	-	(1)	(100.0)%
Total other income(loss), net	$(978)	$1,047	(193.4)%

Total other income (loss), net, for the year ended December 31, 2018 was $(1.0) million, compared to $1.0 million other income for the same period in 2017. The decrease in other income was mainly due to a decrease in income from equity investment.

Net Income (Loss) from Continuing Operations

Fiscal year ended December 31, 2018 compared with the year ended December 31, 2017

(in thousands)
	2018	2017	Change %

Net income(loss) from continuing operations	$(1,202)	$809	(248.6)%

Net income from continuing operations for the year ended December 31, 2018 was $(1.2) million as compared to an income of approximately $0.8 million for the same period in 2017. The decrease in net income from operations was predominantly due to the reasons stated above.

Net loss from Operations Disposed

Fiscal year ended December 31, 2018 compared with the year ended December 31, 2017

(in thousands)
	2018	2017	Change %

Net loss from operations disposed, net of applicable income taxes	$-	$(6,332)	(100.0)%

Net loss from operations disposed for the year ended December 31, 2017 was approximately $(6.3) million as a result of disposing its operations of Tianjin Shuangsi.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, our current liabilities exceeded the current assets by approximately $4.8 million. Given our expected expenditures in the foreseeable future together with our cash flow from the trading operations, we have comprehensively considered our available sources of funds as follows:

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

Cash-flow

Operating Activities

Net cash used in operating activities was approximately $1.8 million for the year ended December 31, 2018 compared to net cash used in operating activities of $1.3 million for the year ended December 31, 2017. This change was mainly due to the combination of the following factors:

The net loss from continuing operations of $1.2 million, mainly from non-cash loss from equity investment for the year ended December 31, 2018 compared to net income of $0.8 million in the same period in 2017 which were mainly due to gain from disposal of Tianjin Shuangsi.

The cash outflow was mainly due to the change in other payables and accrued liabilities.

Investing activities

The company received $4.4 million cash from acquisition of Fresh Human Global for the year ended December 31, 2018. The Company received $22.8 million proceed from sale of Maoming for the year ended December 31, 2017.

Financing activities

Net cash provided by financing activities was $2.3 million for the year ended December 31, 2018 compared to $21.5 million used in financing activities for the year ended December 31, 2017. The decrease of cash inflow from financing activities was because we had less borrowings from our related parties.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the year ended December 31, 2018. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the year ended December 31, 2018 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

The discussion of our critical accounting policies contained in Note 2 to our consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

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

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of General Steel Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Steel Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Simon & Edward, LLP

Los Angeles, California

April 1, 2019

We have served as the Company's auditor since 2017.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,820,832	$5,260
Accounts receivables	55,246	-
Prepaid expense and other current assets	19,791	2,500
TOTAL CURRENT ASSETS	4,895,869	7,760

EQUIPMENT, NET	217	217
RENT DEPOSIT	10,058	-
INVESTMENT IN UNCONSOLIDATED ENTITIES	12,972,148	14,708,681

TOTAL ASSETS	$17,878,292	$14,716,658

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$542,692	$2,129,754
Other payables - related parties	9,187,882	8,445,288
Taxes payable	277	-
TOTAL CURRENT LIABILITIES	9,730,851	10,575,042

COMMITMENTS AND CONTINGENCIES

EQUITY:
Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares issued and outstanding as of December 31, 2018 and December 31, 2017	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 46,508,421 and 20,694,670 shares issued, 46,013,959 and 20,200,208 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	46,509	20,695
Treasury stock, at cost, 494,462 shares as of December 31, 2018 and December 31, 2017	(839,686)	(839,686)
Additional paid-in-capital	1,261,869,238	1,256,955,395
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,257,246,837)	(1,256,044,414)
Accumulated other comprehensive income	3,208,114	2,939,523
TOTAL EQUITY	8,147,441	4,141,616

TOTAL LIABILITIES AND EQUITY	$17,878,292	$14,716,658

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	FOR THE YEARS ENDED DECEMBER 31
	2018	2017
GENERAL AND ADMINISTRATIVE EXPENSES	$224,220	$238,414

LOSS FROM OPERATIONS	(224,220)	(238,414)

OTHER INCOME (EXPENSE)
Income(loss) from equity investment	(978,052)	1,048,800
Finance/interest expense	(151)	(1,415)
Other income(expense), net	(978,203)	1,047,385

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(1,202,423)	808,971

PROVISION FOR INCOME TAXES	-	-

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	(1,202,423)	808,971

NET LOSS FROM OPERATIONS DISPOSED, net of applicable income taxes	-	(6,331,571)

NET LOSS	$(1,202,423)	$(5,522,600)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	268,591	1,567,611

COMPREHENSIVE LOSS	$(933,832)	$(3,954,989)

WEIGHTED AVERAGE NUMBER OF SHARES	24,023,664	20,150,208

INCOME(LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.05)	$0.04
Operations disposed	$-	$(0.31)

Net loss per share	$(0.05)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock (1)		Treasury stock (1)			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2017	3,092,889	$3,093	20,494,670	$20,495	(494,462)	$(839,686)	$1,253,384,214	$1,107,010	$(1,250,521,814)	$1,371,912	$4,525,224
Gain from disposal of subsidiary to related party							3,331,381				3,331,381
Stock compensation			200,000	200			239,800				240,000
Net loss									(5,522,600)		(5,522,600)
Foreign currency translation adjustments										1,567,611	1,567,611
BALANCE, December 31, 2017	3,092,889	$3,093	20,694,670	$20,695	(494,462)	$(839,686)	$1,256,955,395	$1,107,010	$(1,256,044,414)	$2,939,523	$4,141,616
Proceed from private placement			4,175,095	4,175			4,185,482				4,189,657
Common stock issued			21,638,656	21,639			728,361				750,000
Net income									(1,202,423)		(1,202,423)
Foreign currency translation adjustments										268,591	268,591
BALANCE, December 31, 2018	3,092,889	$3,093	46,508,421	$46,509	(494,462)	$(839,686)	$1,261,869,238	$1,107,010	$(1,257,246,837)	$3,208,114	$8,147,441

The accompanying notes are an integral part of the consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,202,423)	$(5,522,600)
Net loss from operations disposed	-	(6,331,571)
Net income(loss) from continuing operations	(1,202,423)	808,971
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Loss from equity investment	978,052	(1,048,800)
Changes in operating assets and liabilities
Prepaid expense and other current assets	-	(534)
Other payables and accrued liabilities	(1,587,085)	131,524
Net cash used in operating activities from operations disposed	-	(1,160,367)
Net cash used in operating activities	(1,811,456)	(1,269,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from new acquired subsidiaries	4,364,582	-
Proceed from sale of subsidiary	-	22,785,784
Net cash provided by investing activities	4,364,582	22,785,784

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	1,512,173	19,196,997
Repayment to related parties	-	(43,344,792)
Proceed from short term borrowings	-	1,479,596
Proceed from private placement	750,000	-
Net cash provided by financing activities from operations disposed	-	1,139,451
Net cash provided by(used in) financing activities	2,262,173	(21,528,748)

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	273	18,992

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,815,572	6,822

CASH AND CASH EQUIVALENTS, beginning of year	5,260	3,797

CASH AND CASH EQUIVALENTS, end of year	4,820,832	10,619

Less: cash from operations disposed, end of year	-	(5,359)

CASH FROM CONTINUING OPERATIONS, end of year	$4,820,832	$5,260

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company through its 100% owned subsidiary, General Steel Investment Co., Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operation, since disposal of its significant steel producing operating assets and trading business at December 31, 2017 has been the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”). Beijing Ouruixi is in the business of cell research, development, and storage and cell culture service in the People’s Republic of China.

Recent Development

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“Fresh Human”) and Hummingbird Holdings Limited, the sole shareholder of Fresh Human (“Hummingbird”) holding one share of Fresh Human. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock of the Company. As a result of the Exchange, Fresh Human is now a wholly-owned subsidiary of the Company.

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

Fresh Human is a holding company incorporated on May 25, 2018, under the laws of Cayman Islands. Fresh Human has no substantive operations other than holding the outstanding share of Tuotuo River HK Limited (“Tuotuo River”). Tuotuo River, a Hong Kong Limited Liability Company, is a holding company incorporated on June 6, 2018. Tuotuo River holds all of the outstanding equity of Beijing Qianhaitong Technology Development Co., Ltd (“Tuotuo River WFOE”).

Fresh Human and Tuotuo River were established as the holding companies of Tuotuo River WFOE. Tuotuo River WFOE is the primary beneficiary of Beijing Ouruixi Medical Technology Co., Ltd. (“Beijing Ouruixi”). Beijing Ouruixi is in the business of cell research, development, and storage and cell culture service in the People’s Republic of China. All of these entities included in Fresh Human are under common control, which results in the consolidation of Beijing Ouruixi which have been accounted for as a reorganization of entities under common control at carrying value. The Company issued 4,175,095 shares of common stock at $.001 par value, the excess of $4,189,657 carrying value of assets acquired over fair value of shares issued is recorded as additional paid in capital.

Contractual Arrangements

Beijing Ouruixi’s PRC business license includes business activities of cell research, development, and storage and cell culture service and it is being included as social survey category, which is within the business category in which foreign investment is restricted pursuant to the current PRC regulations. As such, Beijing Ouruixi is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of four agreements (collectively the “Contractual Arrangements”). The significant terms of the Contractual Agreements are as follows:

Technical Consultation and Services Agreement

Pursuant to the Technical Consultation and Services Agreement dated December 19, 2018 between Tuotuo River WFOE and Beijing Ouruixi, Tuotuo River WFOE is engaged as exclusive provider of management consulting services to Beijing Ouruixi. For such services, the Beijing Ouruixi agrees to pay service fees determined based on all of their net income to Tuotuo River WFOE or Tuotuo River WFOE has obligation to absorb all of the losses Beijing Ouruixi.

The technical consultation and services agreement, remains in effect for 20 years until December 19, 2038. The agreement can be extended only if Tuotuo River WFOE gives its written consent of extension of the agreement before the expiration of the agreement and Beijing Ouruixi shall agree to the extension without reserve.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Option Agreements

Pursuant to the equity option agreements dated December 19, 2018 among the shareholders who collectively owned all of Beijing Ouruixi and Tuotuo River WFOE, these shareholders jointly and severally granted Tuotuo River WFOE an option to purchase their equity interests in Beijing Ouruixi. The purchase price shall be the lowest price permitted under applicable PRC laws. If the purchase price is greater than the registered capital of Beijing Ouruixi, these shareholders of Beijing Ouruixi are required to immediately return any amount in excess of the registered capital to Tuotuo Ricer WFOE or its designee of Tuotuo River WFOE. Tuotuo River WOFE may exercise such option at any time until it has acquired all equity interests of Beijing Ouruixi. The agreements will terminate at the date on which all of these shareholders’ equity interests of Beijing Ouruixi has been transferred to Tuotuo River WFOE or its designee.

Equity Pledge Agreements

Pursuant to the equity pledge agreements dated December 19, 2018, the shareholders who collectively owned all of Beijing Ouruixi, pledge all of the equity interests in Beijing Ouruixi to Tuotuo River WFOE as collateral to secure the obligations of Beijing Ouruixi under the exclusive consulting services and operating agreement. These shareholders may not transfer or assign transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Tuotuo River WFOE’s interests, without Tuotuo River WFOE’s prior approval. In the event of default, Tuotuo River WFOE as the pledgee will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of Beijing Ouruixi. The agreement shall be continuously valid until these shareholders are no longer shareholders of Beijing Ouruixi or the satisfaction of all its obligations by the Beijing Ouruixi under the Technical Consultation and Services Agreement.

Voting Rights Proxy and Financial Supporting Agreements

Pursuant to the voting rights proxy and financial supporting agreements dated December 19, 2018, the shareholders of Beijing Ouruixi give Tuotuo River WFOE an irrevocable proxy to act on their behalf on all matters pertaining to Beijing Ouruixi and to exercise all of their rights as shareholders of Beijing Ouruixi, including the right to attend shareholders meeting, to exercise voting rights and to transfer all or a part of their equity interests in Beijing Ouruixi. In consideration of such granted rights, Tuotuo River WFOE agrees to provide the necessary financial support to Beijing Ouruixi whether or not Beijing Ouruixi incurs loss, and agrees not to request repayment if Beijing Ouruixi is unable to do so. The agreements shall remain in effect for 20 years until December 19, 2038.

Based on the foregoing contractual arrangements, which grant Tuotuo River WFOE effective control of Beijing Ouruixi, obligate Tuotuo River WFOE to absorb all of the risk of loss from their activities, and enable Tuotuo River WFOE to receive all of their expected residual returns, the Company accounts for Beijing Ouruixi as a variable interest entity (“VIE”).

The Company consolidates the accounts of its subsidiaries and VIE, in accordance with Regulation S-X-3A-02 promulgated by the Securities Exchange Commission (“SEC”), and Accounting Standards Codification (“ASC”) 810-10, Consolidation.

The accompanying consolidated financial statements reflect the activities of the Company’s subsidiaries and VIEs:

Subsidiary/VIE	Place of incorporation	Percentage of Ownership
General Steel Investment Co., Ltd.	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)	PRC	100.0%
Tianjin Shuangsi Trading Co. Ltd. (“Tianjin Shuangsi”)*	PRC	-
Fresh Human Global Ltd. (“Fresh Human”)	Cayman	100.0%
Tuotuo River HK Limited (“Tuotuo River”)	Hong Kong	100.0%
Beijing Qianhaitong Technology Development Co., Ltd. (“Tuotuo River WFOE”)	PRC	100.0%
Beijing Ouruixi Medical Technology Co., Ltd. (“Beijing Ouruixi”)	PRC	VIE

*Tianjin Shuangsi was disposed on December 31, 2017 and its results of operations were presented as operations disposed for the year ended December 31, 2017.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of significant accounting policies

(a)	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

(b)	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which include the wholly-foreign owned enterprise ("WFOE") and variable interest entities ("VIEs") over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company transactions and balances have been eliminated upon consolidation.

(c)	Liquidity

Historically, the Company finances its operations through internally generated cash and payable from related parties. As of December 31, 2018, the Company had approximately $0.5 million in cash and primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use and are deposited with banks in China. Although the Company’s working capital deficit was $4.8 million, $9.2 million of which was payable to related parties. The related parties has agreed not to collect the amount due as long as the Company has working capital deficits, so the Company believes current working capital is sufficient to support its operations for the next twelve months.

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

The Company maintains cash with banks in People’s Republic of China (“PRC” or “China”). In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In US, a depositor has up to $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2018 and 2017, approximately $145,000 and $4,800 of the Company’s cash held by financial institutions were insured, and the remaining balance of approximately $4,670,000 and $nil were not insured.

None of the Company’s customers individually accounted for more than 10% of total sales for the year ended December 31, 2018. One of the Company’s customers, a related party individually accounted for 96.7% of total sales of the Company, disposed for the year ended December 31, 2017.

None of the Company’s suppliers individually accounted for more than 10% of the total purchases for the year ended December 31, 2018. Three of the Company’s suppliers, all related parties, accounted for 98.5% of the total purchases for the year ended December 31, 2017.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Translation adjustments included in accumulated other comprehensive income amounted to $3.21 million and $2.94 million as of December 31, 2018 and December 31, 2017, respectively. The balance sheet amounts, with the exception of equity at December 31, 2018 and 2017 were translated at 6.88 RMB and 6.51 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended December 31, 2018 and 2017 were 6.61 RMB and 6.76 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value.

(h)	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits and time deposit in banks with original maturities of three months or less than three months.

(i)	Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts is established and recorded based on managements’ assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

(j)	Prepaid Expenses

Prepaid expenses represents advance payments made to vendors for services such as rent, consulting and certification.

(k)	Equipment, net

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of December 31, 2018, Tongyong Shengyuan’s net investment in the unconsolidated entity was approximately $13.0 million.

Total investment income (loss) in unconsolidated subsidiaries which was included in “Income (Loss) from equity investment” in the consolidated statements of operations and comprehensive income, amounted to approximately $(1.0) million and $1.0 million for the years ended December 31, 2018 and 2017, respectively.

The Company performed significance tests in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed financial statements of Tianwu is presented as follows:

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
	For the year ended December 31,
	2018	2017

CURRENT ASSETS:
Cash	$243	$705
Other receivables, net	5,229	26,855
Other receivables - related party	64,825	-
Prepayments	1,060	40,058
Inventory	5	5
Total current assets	71,362	67,623

Property and equipment, net	5	-
Investment	605	-
Operations held for sale	27,519	30,081

TOTAL ASSETS	$99,491	$97,704

CURRENT LIABILITIES:
Accounts payable	$-	$1,366
Other payable - related party	3,965	-
Short term loans	39,254	3,074
Other payables and accrued liabilities	14,330	8,824
Customer deposits	1,146	-
Taxes payable	259	49
Total current liabilities	58,954	13,313

NON-CURRENT LIABILITIES
Long term loans	-	38,426

Total liabilities	58,954	51,739

Equity	40,537	45,965

TOTAL EQUITY AND LIABILITIES	$99,491	$97,704

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDTED STATEMENT OF INCOME

(In thousands)	For the year ended December 31,
	2018	2017
NET SALES	$69	$2,614

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	291	239
FINANCE EXPENSES	5,156	7,087
INTEREST INCOME	(3,278)	(69)
TOTAL EXPENSES	2,169	7,257

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,100)	(4,643)

PROVISION FOR INCOME TAXES	-	18

NET LOSS FOR CONTINUING OPERATIONS	(2,100)	(4,661)

NET INCOME(LOSS) FROM OPERATIONS HELD FOR SALE	(955)	7,939

NET INCOME(LOSS)	$(3,055)	3,278

(m)	Revenue recognition

For the year ended December 31 2017, sales is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, the Company has no other significant obligations and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.  Sales represent the invoiced value of goods, net of value-added tax (VAT). All of the Company’s products sold in the PRC are subject to a Chinese value-added tax at a rate of 13% or 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2017, the Company had gross sales of $13.81 million, of from operations disposed which $13.4 million were related party sales. Net loss for related party sales were $6.31 million and $0.17 million for non related party. See details of related party sales and purchases in Note 9.

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (FASB ASC Topic 606) using the modified retrospective method for contracts that were not completed as of January 1, 2018. This did not result in an adjustment to the retained earnings upon adoption of this new guidance as the Company’s revenue was recognized based on the amount of consideration expected to receive in exchange for satisfying the performance obligations.

The core principle underlying the revenue recognition ASU is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized over time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no difference in the pattern of revenue recognition.

(n)	Operations disposed

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

On December 31, 2017, the Company sold Shuangsi to Wendler Investment & Management Group Co., Ltd, a related party, no consideration was received. The result of operations was presented as operations disposed on December 31, 2017 in the consolidated financial statements. The net deficiency of Shuangsi as of December 31, 2017 is as follows:

(In thousands)	December 31, 2017

CURRENT ASSETS:
Cash	$6
Prepaid taxes	1,048
Receivables	147
Total current assets	1,201

CURRENT LIABILITIES:
Other payable and accrued liabilities	2,654
Other payables - related parties	2,008
Total current liabilities	4,662

Accumulated other comprehensive income	130
Total net deficiency	(3,331)
Net consideration	-
Gain in disposal of subsidiary	$(3,331)

Reconciliation of the amounts of major classes of income and losses from operations disposed in the unaudited condensed consolidated statements of operations and comprehensive loss which include Shuangsi’s operations for the years ended December 31, 2018 and 2017.

	For the years ended December 31,
Operations Disposed – Tianjin Shuangsi:	2018	2017
(In thousands)
NET PROFIT (LOSS)	$-	$(6,311)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	-	20
INCOME (LOSS) FROM OPERATIONS	-	(6,331)

OTHER EXPENSE
Finance/interest expense	-	1
Other expense, net	-	1
LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	-	(6,332)
PROVISION FOR INCOME TAXES	-	-
NET LOSS FROM OPERATIONS DISPOSED	-	(6,332)
Less: Net loss attributable to noncontrolling interest from operations disposed	-	-
NET LOSS FROM OPERATIONS DISPOSED	$-	$(6,332)

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on the accompanying consolidated statements of operations and cash flows.

(p)	Earnings (loss) per share

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

(q)	Treasury Stock

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

(r)	Income taxes

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of December 31, 2018, the Company’s income tax returns for December 31, 2017, 2016, 2015 and 2014 remain subject to examination by the taxing authorities.

(s)	Share-based compensation

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

(t)	Recently issued accounting pronouncements adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The update requires equity investments (except those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It eliminated the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value that is require to be disclosed for financial instruments measured at amortized cost on the balance sheet. For public entities, the ASU is effective for the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated and determined that the adoption did not have a material effect on the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The objective is to clarify the two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for these areas. The ASU affects the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by ASU 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of ASU 2014-09 by one year. The Company has evaluated and determined that the adoption did not have a material effect on the Company’s financial statements. See Note 2 (m) for details.

In August 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has evaluated and determined that the adoption did not have a material effect on the Company’s financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, this ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company has evaluated and determined that the adoption of this ASU did not have a material effect on the Company’s financial statements.

(u)	Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02 Amendments to the ASC 842 Leases. This update requires lessee to recognize the assets and liability (the lease liability) arising from operating leases on the balance sheet for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Within a twelve months or less lease term, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. If a lessee makes this election, it should recognize lease expense on a straight-line basis over the lease term. In transition, this update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of the adoption of this accounting standard to its consolidated financial statement.

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

Note 3 – Variable interest entity (“VIE”)

On December 19, 2018, Tuotuo River WFOE entered into Contractual Arrangements with Beijing Ouruixi and its shareholders who collectively owns 100% of Beijing Ouruixi. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Beijing Ouruixi as a VIE.

A VIE is an entity that has either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. Tuotuo River WFOE is deemed to have a controlling financial interest and be the primary beneficiary of Beijing Ouruixi because it has both of the following characteristics:

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	The power to direct activities at Beijing Ouruixi that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from Beijing Ouruixi that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, Beijing Ouruixi pays service fees equal to all of its net income to Tuotuo River WFOE. At the same time, Tuotuo River WFOE is obligated to absorb all of Beijing Ouruixi’s losses. The Contractual Arrangements are designed so that Beijing Ouruixi operate for the benefit of Tuotuo River WFOE and ultimately, the Company.

Accordingly, the accounts of Beijing Ouruixi is consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, its financial positions and results of operations are included in the Company’s financial statements.

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

	December 31, 2018	December 31, 2017

Current assets	$4,438,916	$17,781
Total assets	4,448,974	17,781
Total liabilities	(259,317)	(126,966)
Net assets	$4,189,657	$(109,185)

	December 31, 2018	December 31, 2017

Current liabilities:
Other payables and accrued liabilities	$25,667	$2,796
Other payable – related party	233,373	122,948
Taxes payable	277	1,222
Total current liabilities	259,317	126,966
Total liabilities	$259,317	$126,966

The summarized operating results of the VIE’s are as follows:

	For the year ended December 31, 2018	For the year ended December 31, 2017

Operating revenues	$59,959	$22,194
Operating expenses	$222,010	$45,934
Loss from operations	$(162,051)	$(23,740)
Net loss	$(162,093)	$(23,164)

Under the VIE Arrangements, the Company has the power to direct activities of Beijing Ouruixi and can have assets transferred out of Beijing Ouruixi. Therefore, the Company considers that there is no asset in Beijing Ouruixi that can be used only to settle obligations of Beijing Ouruixi, except for registered capital and PRC statutory reserves, if any. As Beijing Ouruixi is incorporated as limited liability company under the Company Law of the PRC, creditors of the Beijing Ouruixi do not have recourse to the general credit of the Company for any of the liabilities of Beijing Ouruixi.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Cash and cash equivalents

Cash and cash equivalents consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Cash and cash equivalents:
Cash in bank and on hand	$459	$5
Time deposit – with original maturities less than three months	4,362	-
Total Cash and cash equivalents:	$4,821	$5

As of December 31, 2018, and 2017, the Company had time deposits of approximately $4.4 million (RMB 30 million) and $nil, respectively, pledged as collateral to the bank for Tianjin Guangtai Changxin International Trading Co. See Note 11.

As of December 31, 2018, one of the Company’s bank account amounted totaling $453 thousands was under the third party trust account.

Note 5– Accounts receivable, net

Accounts receivables, net of allowance for doubtful accounts consists of the following:

	December 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Accounts receivable	$55	$-
Less: allowance for doubtful accounts	-	-
Net accounts receivable	$55	$-

Note 6 - Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)	(in thousands)
Salary payable	$142	$142
Short term payable, no interest due on demand	37	1,480
Professional fees	364	508
Other payable and accrued liabilities, net	$543	$2,130

Note 7 - Supplemental disclosure of cash flow information

During the year ended December 31, 2017, the Company increased additional paid-in capital of $3.33 million as a result of the gain on sale of subsidiary to a related party.

During the year ended December 31, 2017, the board approved to issue 200,000 restricted shares to a consultant pursuant to consulting services performed in 2016.

Note 8– Taxes

Income tax

Cayman Islands

Under the current laws of the Cayman Islands, Fresh Human is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hong Kong

Tuotuo River HK is incorporated in Hong Kong and are subject to Hong Kong Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Hong Kong tax laws. The applicable tax rate is 16.5% in Hong Kong. The Company did not make any provisions for Hong Kong profit tax as there were no assessable profits derived from or earned in Hong Kong since inception. Under Hong Kong tax law, Tuotuo River HK is exempted from income tax on its foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

PRC

The subsidiaries and VIEs incorporated in the PRC are governed by the income tax laws of the PRC and the income tax provision in respect to operations in the PRC is calculated at the applicable tax rates on the taxable income for the periods based on existing legislation, interpretations and practices in respect thereof. Under the Enterprise Income Tax Laws of the PRC (the “EIT Laws”), domestic enterprises and Foreign Investment Enterprises (the “FIE”) are usually subject to a unified 25% enterprise income tax rate.

Beijing Ouruixi’s operations have incurred a cumulative net operating loss (“NOL”) of approximately RMB 1,228,471 (USD 185,257) as of December 31, 2018 which may reduce future taxable income. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Since Beijing Ouruixi had continuing losses so the Company made a full allowance of related deferred tax assets.

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

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2018. The net operating loss carry forwards for United States income taxes amounted to $6.7 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2018 was $2.6 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of December 31, 2018. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related party transactions and balances

Related party transactions

a. The following chart summarized revenue from related parties for the years ended December 31, 2018 and 2017.

Name of related parties	Relationship	For the year ended December 31, 2018	For the years ended December 31, 2017
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding*	-	(45)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	13,360
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	77

Total		$-	$13,392
Less: Sales to related parties from operations disposed		-	(13,392)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

b. The following charts summarize purchases from related parties for the years ended December 31, 2018 and 2017.

Name of related parties	Relationship	For the year ended December 31, 2018	For the years ended December 31, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,063
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,169
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,607
Total		$-	$19,839
Less Purchases from related parties from operations disposed		-	(19,839)
Purchases–related parties–continuing operations		$-	$-

Related party balances

a.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Company.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Name of related parties	Relationship	December 31, 2018	December 31, 2017
		(in thousands)	(in thousands)
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	7,388	6,881
Zuosheng Yu	CEO	1,471	1,469
Baoning Shi	Major shareholder	173	-
Beijing Ronghuida Investment Consulting Co., Ltd.	Common control under major shareholder	60	-
Beijing Hanjiang International Investment Consulting Co., Ltd.	Common control under major shareholder	1	-
Total		$9,188	$8,445

Note 10 – Equity

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

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“Fresh Human”) and Hummingbird Holdings Limited, the sole shareholder of Fresh Human (“Hummingbird”) holding one share of Fresh Human. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, Fresh Human is now a wholly-owned subsidiary of the Company. Fresh Human was valued at $4,175,095. The transactions contemplated by the Agreement are related party transactions. Hummingbird is a shareholder of the Company, holding 51.1% of the Company’s outstanding common stock and through ownership of the Company’s Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock, and as a result of the Exchange, Hummingbird now holds 55.5 % of the common stock of the Company.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiary and VIE. Relevant PRC statutory laws and regulations permit payments of dividends only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries and VIE.

The Company’s subsidiaries and VIE are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company’s subsidiaries and VIE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion fund and staff bonus and welfare fund at its discretion. The Company’s subsidiaries and VIE may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by State Administration of Foreign Exchange.

As of December 31, 2018 and 2017, the Company’s subsidiaries and VIE collectively attributed none of retained earnings for their statutory reserves, respectively due to operation losses for both years.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and contingencies

Contingencies

From time to time, the Company’s VIE Ouruixi maybe a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2018, Beijing Ouruixi signed a bank acceptance pledge contract with Shengjing Bank—Tianjin Branch and pledged Beijing Ouruixi's 30 million RMB time deposit certificate to the bank for Tianjin Guangtai Changxin International Trading Co. which issued a 30 million RMB acceptance bill at the bank, and Beijing Ouruixi provided pledge guarantee. The maturity date of the bill is March 18 and March 25, 2019. After the maturity date, the company guarantees were automatically released.

The Company did not, however, accrue any liability in connection with such guarantee because the borrowers have been current in its repayment obligation and the Company has not experienced any losses from providing such guarantee. As of the date of this report, the Company has evaluated the guarantee and has concluded that the likelihood of having to make any payments under the guarantee agreement is remote.

Variable interest entity structure

In the opinion of management, (i) the corporate structure of the Company is in compliance with existing PRC laws and regulations; (ii) the Contractual Arrangements are valid and binding, and do not result in any violation of PRC laws or regulations currently in effect; and (iii) the business operations of the Company’s subsidiaries and VIE are in compliance with existing PRC laws and regulations in all material respects.

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Contractual Arrangements is found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing and new PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the Contractual Arrangements is remote based on current facts and circumstances.

Commitments

The Company has long term operating leases for its offices starting 2019. At December 31, 2018, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending December 31, 2019	$73,331
Twelve months ending December 31, 2020	52,308
Thereafter	-
Total	$125,639

Note 12 – Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

a)	Evaluation Disclosure Controls and Procedures

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2018 due to the material weaknesses in our internal control over financial reporting described below:

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

Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, management used the 2013 framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

As a result of such material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of December 31, 2018.

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

Our directors and executive officers as of December 31, 2018, are as follows:

Name	Age	Position	Date of appointment

Zuosheng Yu	54	Chairman of the Board of Directors and Chief Executive Officer	10/14/04
John Chen	47	Director/Chief Financial Officer	03/07/05
James Hu	46	Independent Director	02/15/10
Tong Yin	45	Independent Director	02/28/16
Zhongkui Cao	68	Independent Director	04/13/07

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

Biographical information

Mr. Zuosheng Yu, age 54, Chairman of the Board of Directors and Chief Executive Officer.  Mr. Yu joined our Company in October 2004 and became Chairman of the Board at that time. He also serves as our Chief Executive Officer. Since February 2001, he has been President and Chairman of the Board of Directors of Beijing Wendlar Investment Management Group, Beijing, China. Mr. Yu graduated in 1985 from Sciences and Engineering Institute, Tianjin, China. In July 1994, he received a Bachelor’s degree from Institute of Business Management for Officers. Mr. Yu received the title of “Senior Economist” from the Committee of Science and Technology of Tianjin City in 1994. In July 1997, he received an MBA degree from the Graduate School of Tianjin Party University. Since April 2003, Mr. Yu has held a position as a member of China’s APEC (Asia Pacific Economic Co-operation) Development Council.  Mr. Yu’s strong knowledge of, and experience in, the Chinese steel industry, as well as his extensive institutional knowledge of our Company make him well suited to contribute to our Board of Directors.

Mr. John Chen, age 47, Director and Chief Financial Officer.  Mr. Chen joined us in May 2004 and was elected as a director in March 2005. He also serves as our Chief Financial Officer. From August 1997 to July 2003, he served as a senior accountant at Moore Stephens, Wurth, Frazer and Torbet, LLP in Los Angeles, California. Mr. Chen graduated from Norman Bethune University of Medical Science, Changchun City, Jilin Province, China in September 1992. He received a B.S. degree in accounting from California State Polytechnic University, Pomona, California, U.S. in July 1997.  Mr. Chen’s accounting skills and experience make him well suited to contribute to our Board.  He currently also serves on the board of directors of China Lending Corporation (NASDAQ: CLDC), China Carbon Graphite Group, Inc. (OTCBB: CHGI), and China HGS Real Estate Inc. (NASDAQ: HGSH).

Mr. James Hu, age 46, Independent Director. Mr. Hu was elected as an independent director in February 2009. Since 2006, Mr. Hu has worked at Standard Chartered Bank (China) Limited. Previously, Mr. Hu was a Senior Auditor with Deloitte Touche Tohmatsu in the United States before moving on to hold management positions at both U.S. and China-based firms. His education includes a Bachelor’s degree in Economics from the University of California at Berkeley and a Masters degree in Business Administration from the Darden Graduate School at the University of Virginia. He is a California licensed certified public accountant. Mr. Hu’s auditing and consulting experience make him well suited to contribute to our Board of Directors.

Ms. Tong Yin , age 45, Independent Director.   Ms. Yin was appointed as an independent director in February 2016. Ms. Yin served as the Corporate Controller and subsequently VP Corporate Development of RB Energy Inc. (formerly Canada Lithium Corp., a TSX listed lithium producer) from 2011 to 2015. She served as the Corporate Controller of Torex Gold Resources Inc., a TSX listed gold producer, from 2010 to 2011. Prior to that, Ms. Yin practiced public accounting serving public and private audit clients in the industrial, automotive and energy sectors. She was Staff Accountant, Senior Auditor and Audit Manager with KPMG Toronto office from 2001 to 2010. Ms. Yin also has experience in the management and finance of Sino-foreign joint venture companies and has 20 years of accounting, finance and management experience in the manufacturing and mining sectors. Ms. Yin is a Canadian Chartered Public Accountant (CPA, CA) and holds a Master of Management and Professional Accounting degree from the University of Toronto and a Bachelor of Science degree from Qingdao University.

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

Board Committees and Meetings of the Board of Directors

Our business is managed under the direction of our Board of Directors. Our Board of Directors acted only by unanimous written consent on 6 occasions during the fiscal year ended met once during the fiscal year ended December 31, 2018.

It is our policy to encourage all directors to attend the Annual Meeting.

Our Board of Directors has three standing committees: the Compensation Committee, the Audit Committee and the Governance and Nominating Committee. A brief description of the composition and functions of each committee follows.

Audit Committee

The members of our Audit Committee were James Hu who served as the Chairman of the Audit Committee, Tong Yin, and Zhongkui Cao.. Each member of our Audit Committee is “independent” within the meaning of the NYSE listing standards and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and related federal law.  The Audit Committee held four meetings during the fiscal year ended December 31, 2018.

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

Compensation Committee

During fiscal 2018, the members of our Compensation Committee were Tong Yin, James Hu, and Zhongkui Cao. Each member of our Compensation Committee is a non-management director and each is (i) independent as defined under the NYSE listing standards and as determined by the Board of Directors, (ii) a “non-employee director” for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code.  The Compensation Committee did not meet during the year ended December 31, 2018.

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

Governance and Nominating Committee

During fiscal 2018, the members of our Governance and Nominating Committee were Zhongkui Cao who served as the Chairman of the Governance and Nominating Committee, James Hu and Tong Yin. All of the members of the Governance and Nominating Committee are considered “independent” within the meaning of the NYSE listing standards. The Governance and Nominating Committee did not meet during the fiscal year ended December 31, 2018.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on a review of copies of such forms received with respect to fiscal year 2018 and the written representations received from certain reporting persons that no other reports were required, we believe that all Section 16(a) filings were timely made by our directors, executive officers and persons who own more than 10% of our common stock and other equity securities.

Name	Form Type	Transaction
Yu Zuo Sheng	Late Form 4	Reflecting private sale of 3,092,899 shares of Series A Preferred Stock of Victory New Holdings Limited
	Late Form 4	Reflecting private sale of 478,000 shares of common stock
Golden Eight Investments Ltd.	Late Form 4	Reflecting private sale of 4,166,640 shares of common stock
Hummingbird Holdings Ltd.	Late Form 3	Reflecting purchase of 7,352,941 shares of common stock from the Company and a private purchase of 3,092,899 shares of Series A Preferred Stock of Victory New Holdings Limited
	Late Form 4	Reflecting acquisition of 4,175,095 shares of common stock in connection with a share exchange with the Company

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

Executive Compensation

No compensation was paid to our executive officers for the year ended December 31, 2018.

Director Compensation

No director compensation was granted for the year ended December 31, 2018.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2018, the members of the Compensation Committee were Tong Yin, James Hu and Zhongkui Cao.   In fiscal 2018, no member of the Compensation Committee was an officer or employee of our Company or any of our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 29, 2019, as to shares of common stock and preferred stock beneficially owned by: (i) each person who is known by our Company to own beneficially more than 5% of common stock and preferred stock, (ii) each of our current named executive officers, (iii) each of our current directors, and (iv) all of our current directors and named executive officers as a group. Unless otherwise stated below, the address of each beneficial owner listed on the table is c/o General Steel Holdings, Inc., Suite 106, Tower H, Phoenix Place, Shuguangxili, Chaoyang District, Beijing, China 100028.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficial Ownership of Class (1)		Percentage of Voting Power

Common Stock
Directors and Named Executive Officers		Common Stock	Series A Preferred Stock
Zuosheng Yu (2) Chief Executive Officer and Chairman of the Board of Directors	633,360	1.38%	--	1.38*	%
John Chen Chief Financial Officer and Director	203,000	*	--	*	%
James Hu Independent Director	23,000	*	--	*
Zhongkui Cao Independent Director	4,100	*	--	*
Tong Yin Independent Director	--	--	--	--
Executive Officers and Directors as a group	863,460	1.88%		1.88%

5% Owners

Hummingbird Holdings Limited (3) Start Chambers, Wickham’s Cay II Tortola, BVI	25,813,751	56.1%	3,092,899	86.1%

* Less than 1%

(1) Percentages based on 46,013,959 (excluding 494,462 shares of treasury stock) shares of Common Stock and 3,092,899 shares of Preferred Stock outstanding as of March 29, 2019.

(2) Mr. Yu is the beneficial owner of 633,360 shares of common stock held in the name of Golden Eight Investments Limited (‘‘Golden Eight’’). Mr. Yu is the sole director of Golden Eight. Golden Eight is wholly owned by The GSI Family Trust U/A/D 01/21/10 (the ‘‘Trust’’). Mr. Yu has sole power of revocation over the Trust and is the sole member of the Investment Committee of the Trust. As such, Mr. Yu has voting and investment control directly over the securities held by the Trust and indirectly over the securities held by Golden Eight.

(3) Mr. Bao Ning Shi is the sole director and officer of Hummingbird Holdings Limited (“Hummingbird”), a British Virgin Islands registered company, and has sole voting and investment power over the Shares. This amount is inclusive of 3,092,899 shares of Series A Preferred Stock which, while outstanding, have a voting power equal to 30% of the combined voting power of our common stock and Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Set for below are our related party transactions.

Related party transactions

a. The following chart summarized gross sales to related parties for the years ended December 31, 2018 and 2017.

Name of related parties	Relationship	For the year ended December 31, 2018	For the years ended December 31, 2017
		(in thousands)	(in thousands)
Tianjin Dazhen Industry Co., Ltd	Partially owned by CEO through indirect shareholding*	-	(45)
Tianjin Hengying Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	13,360
Tianjin Qiu Steel Investment Co., Ltd	Partially owned by CEO through indirect shareholding	-	77

Total		$-	$13,392
Less: Sales to related parties from operations disposed		-	(13,392)
Sales–related parties – continuing operations		$-	$-

*The CEO is referred to herein as the chief executive officer of General Steel Holdings, Inc. Mr. Zuosheng Yu.

b. The following charts summarize purchases from related parties for the years ended December 31, 2018 and 2017.

Name of related parties	Relationship	For the year ended December 31, 2018	For the years ended December 31, 2017
		(in thousands)	(in thousands)
Wendlar Tianjin Industry Co., Ltd	Partially owned by CEO through indirect shareholding	-	3,063
Tianjin Dazhen Trading Co., Ltd	Partially owned by CEO through indirect shareholding	-	7,169
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	-	9,607
Total		$-	$19,839
Less Purchases from related parties from operations disposed		-	(19,839)
Purchases–related parties–continuing operations		$-	$-

Related party balances

a.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Company.

Name of related parties	Relationship	December 31, 2018	December 31, 2017
		(in thousands)	(in thousands)
Yangpu Capital Automobile	Partially owned by CEO through indirect shareholding	95	95
General Steel (China) Co., Ltd	Partially owned by CEO through indirect shareholding	7,388	6,881
Zuosheng Yu	CEO	1,471	1,469
Baoning Shi	Major shareholder	173	-
Beijing Ronghuida Investment Consulting Co., Ltd.	Common control under major shareholder	60	-
Beijing Hanjiang International Investment Consulting Co., Ltd.	Common control under major shareholder	1	-
Total		$9,188	$8,445

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firms in each of the last two fiscal years, in each of the following categories are as follows:

	2018	2017
Audit fees	$80,000	$60,000
Audit-related fees	$-	$-
Tax fees	$5,000	$5,000
All other fees	$-	$-

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

All of the Audit fees and Tax fees provided by our independent registered public accounting firm in fiscal 2018 and related fees were approved in advance by our Audit Committee.

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

• Reports of Independent Registered Public Accounting Firms

• Consolidated Balance Sheets —December 31, 2018 and 2017

• Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017

• Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and2017

• Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

• Notes to Consolidated Financial Statements

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are not applicable, or information required is included in the financial statements or notes thereto and, therefore, have been omitted.

(c) – LIST OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of General Steel Holdings, Inc. (included as Exhibit 3.1 to the Form SB-2 filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2	Amendment to the Articles of Incorporation dated February 22, 2005 (included as Exhibit 3.2 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.3	Amendment to the Articles of Incorporation dated November 14, 2007 (included as Exhibit 3.3 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

3.4	Certificate of Designation of Series A Preferred Stock of the registrant (included as Exhibit 10.6 to the Form 10-K filed March 31, 2008 and incorporated herein by reference).

3.5	Bylaws of General Steel Holdings, Inc. (included as Exhibit 3.5 to the Form 10-K filed March 16, 2010 and incorporated herein by reference).

4.1	Subscription Agreement, dated as of August 24, 2018, by and between Hummingbird Holdings Limited and the Company (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2018)

4.2	Subscription Agreement, dated as of November 29, 2018, by and between Hummingbird Holdings Limited and the Company (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2018)

10.1	General Steel Holdings, Inc. 2008 Equity Incentive Plan (included as Appendix A to the Schedule 14A filed June 20, 2008 and incorporated herein by reference).

10.2	Share Exchange Agreement, dated as of December 31, 2018, by and among General Steel Holdings, Inc., Fresh Human Global Ltd., and its subsidiaries (the “FH”), and Hummingbird Holdings Limited, a British Virgin Island Corporation (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on January 31, 2019)

10.3*	Beijing Houses Renting Contract, by and between Meiman Shi and Beijing Ouruixi Medical Technology Co., Ltd.

10.4*	Technical Consultation and Service Agreement, dated December 19, 2018, by and between Beijing Qianhaitong Technology Development Co., Ltd. and Beijing Ouruixi Medical Technology Co., Ltd.

10.5*	Equity Option Agreement, dated December 19, 2018, by and among Beijing Qianhaitong Technology Development Co., Ltd., Shi, Baoning, Liu Zhenwei, Liu Zhiguang, and Beijing Ouruixi Medical Technology Co., Ltd.

10.6*	Equity Pledge Agreement, dated December 19, 2018 by Beijing Qianhaitong Technology Development Co., Ltd., Liu Zhiguang, and Beijing Ouruixi Medical Technology Co., Ltd.

10.7*	Equity Pledge Agreement, dated December 19, 2018 by Beijing Qianhaitong Technology Development Co., Ltd., Liu Zhenwei, and Beijing Ouruixi Medical Technology Co., Ltd.

10.8*	Equity Pledge Agreement, dated December 19, 2018 by Beijing Qianhaitong Technology Development Co., Ltd., Shi, Baoning, and Beijing Ouruixi Medical Technology Co., Ltd.

10.9*	Voting Rights Proxy and Financial Supporting Agreement, dated December 19, 2018 , by and among Beijing Qianhaitong Technology Development Co., Ltd., Shi, Baoning, Liu Zhenwei, Liu Zhiguang, and Beijing Ouruixi Medical Technology Co., Ltd.

10.10*	Technical Consulting Agreement, by and between Shandong Yuda Health Technology Company Limited and Beijing Ouruixi Medical Technology Co., Ltd.

10.11*	Technical Consulting Agreement, by and between Tianjin KaiXinMin International Trading Company Limited and Beijing Ouruixi Medical Technology Co., Ltd.

21	Subsidiaries of the registrant as of December 31, 2018 (filed herewith).

31.1*	Certification of the CEO (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

31.2*	Certification of the CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed herewith.

32.1*	Certification of the CEO (Principal Executive Officer) and CFO (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as filed herewith.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL STEEL HOLDINGS, INC

By:	/s/ Zuosheng Yu
Name: Zuosheng Yu
Title: Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ John Chen
Name: John Chen
Title: Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Zuosheng Yu	Chairman and Chief Executive Officer and Director	April 1, 2019
YU, Zuosheng	(Principal Executive Officer)

/s/ John Chen	Chief Financial Officer and Director	April 1, 2019
CHEN, John	(Principal Accounting and Financial Officer)

/s/ James Hu	Independent Director	April 1, 2019
HU, James

/s/ Tong Yin	Independent Director	April 1, 2019
Tong Yin

/s/ Zhong Kui Cao	Independent Director	April 1, 2019
CAO, Zhong Kui