Form 10-Q
period 2019-03-31
GENERAL STEEL HOLDINGS INC
filed 2019-05-15
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	N/A	N/A

As of May 13, 2019, 46,013,959 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,760,549	$4,820,832
Accounts receivables	-	55,246
Prepaid expense and other current assets	53,796	19,791
TOTAL CURRENT ASSETS	4,814,345	4,895,869

EQUIPMENT, NET	1,965	217
RENT DEPOSIT	10,308	10,058
RIGHT-OF-USE ASSETS	94,162	-
INVESTMENT IN UNCONSOLIDATED ENTITIES	12,837,819	12,972,148

TOTAL ASSETS	$17,758,599	$17,878,292

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Other payables and accrued liabilities	$453,041	$542,692
Other payables - related parties	9,813,177	9,187,882
Taxes payable	-	277
Lease liabilities - current	53,489	-
TOTAL CURRENT LIABILITIES	10,319,707	9,730,851

LEASE LIABILITIES - NON-CURRENT	35,519	-

TOTAL LIABILITIES	10,355,226	9,730,851

COMMITMENTS AND CONTINGENCIES

EQUITY:

Series A - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,889 shares issued and outstanding as of March 31, 2019 and December 31, 2018	3,093	3,093
Series B - Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 46,508,421 and 46,508,421 shares issued, 46,013,959 and 46,013,959 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	46,509	46,509
Treasury stock, at cost, 494,462 shares as of March 31, 2019 and December 31, 2018	(839,686)	(839,686)
Additional paid-in-capital	1,261,915,192	1,261,869,238
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,258,012,419)	(1,257,246,837)
Accumulated other comprehensive income	3,183,674	3,208,114
TOTAL EQUITY	7,403,373	8,147,441

TOTAL LIABILITIES AND EQUITY	$17,758,599	$17,878,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)INCOME

FOR THE THREE MONTHS ENDED MARCH 31

	2019	2018

GENERAL AND ADMINISTRATIVE EXPENSES	$280,885	$26,573

LOSS FROM OPERATIONS	(280,885)	(26,573)

OTHER INCOME (EXPENSE)
(Loss)Income from equity investment	(500,007)	3,467,056
Finance/interest income(expense)	15,310	(134)
Other (expense)income, net	(484,697)	3,466,922

(LOSS)INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(765,582)	3,440,349

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)INCOME	$(765,582)	$3,440,349

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments	(24,440)	(115,166)

COMPREHENSIVE (LOSS)INCOME	$(790,022)	$3,325,183

WEIGHTED AVERAGE NUMBER OF SHARES	46,013,959	20,200,208

(LOSS)INCOME PER SHARE	$(0.02)	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2017	3,092,889	3,093	20,694,670	20,695	(494,462)	(839,686)	1,256,955,395	1,107,010	(1,256,044,414)	2,939,523	4,141,616
Net income									3,440,349		3,440,349
Foreign currency translation adjustments										(115,166)	(115,166)
BALANCE, March 31, 2018 (Unaudited)	3,092,889	$3,093	20,694,670	$20,695	(494,462)	$(839,686)	$1,256,955,395	$1,107,010	$(1,252,604,065)	$2,824,357	$7,466,799

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
							Paid-in	Statutory		comprehensive
	Shares	Par value	Shares	Par value	Shares	At cost	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2018	3,092,889	$3,093	46,508,421	$46,509	(494,462)	$(839,686)	$1,261,869,238	$1,107,010	$(1,257,246,837)	$3,208,114	$8,147,441
Net loss									(765,582)		(765,582)
Foreign currency translation adjustments										(24,440)	(24,440)
Contribution from equity investee							45,954				45,954
BALANCE, March 31, 2019 (Unaudited)	3,092,889	$3,093	46,508,421	$46,509	(494,462)	$(839,686)	$1,261,915,192	$1,107,010	$(1,258,012,419)	$3,183,674	$7,403,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income	$(765,582)	$3,440,349
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations:
Depreciation	20	-
Loss(income) from equity investment	500,007	(3,467,056)
Amortization of right-of-use asset	14,577	-
Changes in operating assets and liabilities
Accounts receivable	56,297	-
Other receivables	(20,409)	-
Other receivables, related party	2,912	-
Prepaid expense and other current assets	(4,412)	-
Accounts payables	(8,563)	-
Other payables and accrued liabilities	(93,107)	(1,545,566)
Taxes payable	(282)	-
Lease liabilities	(19,702)	-
Net cash used in operating activities	(338,244)	(1,572,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,758)	-
Net cash used in investing activities	(1,758)	-

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	170,966	1,572,599
Net cash provided by financing activities	170,966	1,572,599

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	108,753	192

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,283)	518

CASH AND CASH EQUIVALENTS, beginning of period	4,820,832	5,260

CASH AND CASH EQUIVALENTS, end of period	$4,760,549	$5,778

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease labilities	$108,202	$-
Additional paid in capital contribute from equity investee	$45,954	$-

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

Fresh Human and Tuotuo River were established as the holding companies of Tuotuo River WFOE. Tuotuo River WFOE is the primary beneficiary of Beijing Ouruixi Medical Technology Co., Ltd. (“Beijing Ouruixi”). Beijing Ouruixi is in the business of cell research, development, and storage and cell culture service in the PRC. All of these entities included in Fresh Human are under common control, which results in the consolidation of Beijing Ouruixi which have been accounted for as a reorganization of entities under common control at carrying value. The Company issued 4,175,095 shares of common stock at $.001 par value, the excess of $4,189,657 carrying value of assets acquired over fair value of shares issued is recorded as additional paid in capital.

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

Historically, the Company finances its operations through internally generated cash and payable from related parties. As of March 31, 2019, the Company had approximately $4.8 million in cash and primarily consists of cash on hand and bank deposits, among which $0.3 million are unrestricted as to withdrawal and use and are deposited with banks in China. Although the Company’s working capital deficit was $5.5 million, $9.8 million of which was payable to related parties. The related parties agreed temporally not to collect the amounts due as long as the Company is currently experiencing working capital deficits, so the Company believes working capital is sufficient to support its operations for the next twelve months.

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

The Company maintains cash with banks in the PRC. In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In US, a depositor has up to $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2019 and December 31, 2018, approximately $152,000 and $145,000 of the Company’s cash held by financial institutions were insured, and the remaining balances of approximately $4,608,000 and $4,670,000 were not insured.

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

Translation adjustments included in accumulated other comprehensive income amounted to $3.19 million and $3.21 million as of March 31, 2019 and December 31, 2018, respectively. The balance sheet amounts, with the exception of equity at March 31, 2019 and December 31, 2018 were translated at 6.71 RMB and 6.88 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the years ended March 31, 2019 and 2018 were 6.75 RMB and 6.36 RMB, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Prepaid expenses represent advance payments made to vendors for services such as rent, consulting and certification.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(l)	Right-of-use Asset and Lease Liabilities

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 2016-02 since January 1, 2019. See note 11 for details.

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

On December 28, 2015 General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of March 31, 2019 and December 31, 2018, Tongyong Shengyuan’s net investment in the unconsolidated entity was $12.8 million and $13.0 million, respectively.

Total investment income (loss) in unconsolidated subsidiaries which was included in “Income (Loss) from equity investment” in the consolidated statements of operations and comprehensive income, amounted to $(0.5) million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

(In thousands)	For the three months ended March 31,
	2019	2018
Balance – beginning of period	$12,972	$14,709
Investment (loss)gain	(500)	3,467
Contribute from equity investee	46	-
Effect of exchange rate	319	587
Balance – end of period	$12,837	$18,763

The Company performed significance tests in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualify as significant equity investee, the condensed financial statements of Tianwu is presented as follows:

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the three months ended March 31,
	2019	2018
NET SALES	$7	$53

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	77	103
FINANCE EXPENSES	1,255	1,305
TOTAL EXPENSES	1,332	1,408

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,325)	(1,355)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FOR CONTINUING OPERATIONS	(1,325)	(1,355)

NET (LOSS) INCOME FROM OPERATIONS HELD FOR SALE	(239)	12,190

NET (LOSS) INCOME	$(1,564)	10,835

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n)	Revenue recognition

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

(o)	Earnings (loss) per share

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

(q)	Income taxes

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of March 31, 2019, the Company’s income tax returns for December 31, 2017, 2016, 2015 and 2014 remain subject to examination by the taxing authorities.

(r)	Share-based compensation

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

(s)	Recently issued accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company does not believe the adoption of ASU 2016-13 will have a material effect on the Company’s unaudited consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

The carrying amount of the VIE’s consolidated assets and liabilities are as follows:

March 31, 2019

Current assets	$4,559,551
Total assets	4,665,769
Total liabilities	(524,594)
Net assets	$4,141,175

March 31, 2019

Current liabilities:
Other payables and accrued liabilities	$24,463
Other payable – related party	411,123
Lease liabilities - current	53,489
Total current liabilities	489,075
Lease liabilities – non-current	35,519
Total liabilities	$524,594

The summarized operating results of the VIE’s are as follows:

For the three months ended March 31, 2019

Operating revenues	$-
Operating expenses	$167,901
Loss from operations	$(167,901)
Net loss	$(151,800)

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

Note 4 – Cash and cash equivalents

Cash and cash equivalents consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Cash and cash equivalents:
Cash in bank and on hand	$291	$459
Time deposit – with original maturities less than three months	4,470	4,362
Total Cash and cash equivalents:	$4,761	$4,821

As of December 31, 2018, the Company had time deposits of approximately $4.4 million (RMB 30 million), pledged as collateral for Tianjin Guangtai Changxin International Trading Co to its bank. The loan was maturated on March 18 and March 25, 2019.

As of March 31, 2019, the Company had time deposits of approximately $4.5 million (RMB 30 million), pledged as collateral for Langge (Tianjin) Trading Co to its bank. The maturity date of the loan was June 18 and June 25, 2019.See Note 10.

As of March 31, 2019, one of the Company’s bank account amounted totaling $249 thousands was under the third party trust account.

Note 5– Accounts receivable, net

Accounts receivables, net of allowance for doubtful accounts consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Accounts receivable	$-	$55
Less: allowance for doubtful accounts	-	-
Net accounts receivable	$-	$55

Note 6 - Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)	(in thousands)
Salary payable	$142	$142
Short term payable, no interest due on demand	41	37
Professional fees	270	364
Other payable and accrued liabilities, net	$453	$543

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7– Taxes

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

Beijing Ouruixi’s operations have incurred a cumulative net operating loss (“NOL”) of approximately RMB 2,254,000 (USD 337,000) as of March 31, 2019 which may reduce future taxable income. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Since Beijing Ouruixi had continuing losses so the Company made a full allowance of related deferred tax assets.

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

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended March 31, 2019. The net operating loss carry forwards for United States income taxes amounted to $6.8 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting from 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of March 31, 2019 was $2.9 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of March 31, 2019. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

Note 8 – Related party balances

 Related party balances

a.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Company.

Name of related parties	Relationship	March 31, 2019	December 31, 2018
		(in thousands)	(in thousands)
Yangpu Capital Automobile	Partially owned by CEO indirectly	95	95
General Steel (China) Co., Ltd	Partially owned by CEO indirectly	7,836	7,388
Zuosheng Yu	CEO	1,471	1,471
Baoning Shi	Major shareholder	348	173
Beijing Ronghuida Investment Consulting Co., Ltd.	Common control by major shareholder	62	60
Beijing Hanjiang International Investment Consulting Co., Ltd.	Common control by major shareholder	1	1
Total		$9,813	$9,188

Note 9 – Equity

On August 24, 2018, the Company entered into a subscription agreement with Hummingbird. Pursuant to the Subscription Agreement, the Investor purchased 7,352,941 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.034 per share for aggregate gross proceeds of $250,000.

On November 30, 2018, the Company entered into another subscription agreement with Hummingbird. Pursuant to the Subscription Agreement, the Investor purchased 14,285,715 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $0.035 per share for aggregate gross proceeds of $500,000.

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human and Hummingbird. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, Fresh Human is now a wholly owned subsidiary of the Company. Fresh Human was valued at $4,175,095. The transactions contemplated by the Agreement are related party transactions. Hummingbird is a shareholder of the Company, holding 51.1% of the Company’s outstanding common stock and through ownership of the Company’s Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock, and as a result of the Exchange, Hummingbird now holds 55.5 % of the common stock of the Company.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2019 and December 31, 2018, the Company’s subsidiaries and VIE collectively attributed none of retained earnings for their statutory reserves, respectively due to operation losses for both years.

Note 10 – Contingencies

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

In December 2018, Beijing Ouruixi signed a bank acceptance pledge contract with Tianjin Branch, Shengjing Bank in China and pledged its 30 million RMB time deposits in Shengjing Bank as collateral for the bank loan Tianjin Guangtai Changxin International Trading Co. borrowed. The maturity date of the loan was March 18 and March 25, 2019. After the maturity date, the time deposits was automatically released as well as the collateral obligation.

In March 2019, Beijing Ouruixi signed a bank acceptance pledge contract with Tianjin Branch, Shengjing Bank in China and pledged its 30 million RMB time deposits in Shengjing Bank as collateral for the bank loan Langge (Tianjin) Trading Co. borrowed. The maturity date of the loan is June 18 and June 25, 2019. After the maturity date, the time deposits will be automatically released as well as the collateral obligation.

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

Note 11 – Lease

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption of ASC 842, as of January 1, 2019, was approximately $109,000 to our assets, approximately $73,000 to our current liability and approximately $36,000 to our long-term liability.

Under the transition method selected by the Company, leases expiring at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company's historical accounting under ASC 840. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of January 1, 2019, with no related impact on the Company's Consolidated Statement of Stockholders' Equity or Consolidated Statement of Income (Loss).

The Company also leases a space on a month-to-month basis which classify as operating leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Short-term leases for the three months ended March 31, 2019 amounted to $3,449.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three months ended March 31, 2019, lease expenses under operating leases amounted to $15,374 under ASC 842 and recorded in the general and administrative expenses in the accompanying unaudited condensed statements of operations.

The two year and beyond maturity of the Company’s lease obligations is presented below:

Twelve months ended March 31,	Operating lease amount
2020	$61,850
2021	30,925
Total lease payments	92,775
Less: Interest	(3,767)
Present value of lease liabilities	$89,008

Note 12 – Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. and its subsidiaries is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Our main operation, since disposal of its significant steel producing operating assets and trading business at December 31, 2018 has been the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”).

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

RESULTS OF OPERATIONS

The Company’s remaining business for the year ended March 31, 2019 consists mainly of our 32% equity holding in Tianwu Tongyong (Tianjin) International Trade Co., Ltd, ("TianwuTongyong").

Statements of Operations for the three months ended March 31, 2019 and 2018:

(In thousands except share data)	2019	2018	Change		Percentage Change
Selling, General and Administrative Expenses	$(281)	$(27)		$(254)	940.7%
Loss from Operations	(281)	(27)		$(254)	940.7%

Other (Expense)Income	(485)	3,467		$(3,952)	(114.0)%
(Loss)Income Before Provision for Income Taxes and Noncontrolling Interest	(766)	3,440		$(4,206)	(122.3)%
Provision for Income Taxes	-	-	$		-%
Net (Loss)Income	$(766)	$3,440		$(4,206)	(122.3)%
Foreign Currency Translation Adjustments	(24)	(115)		$91	(79.1)%
Comprehensive (Loss)Income	(790)	3,325		$(4,115)	(123.8)%

Weighted Average Number of Shares	46,0140	20,200		25,814	127.8%
Net (Loss)Income	$(0.02)	$0.16		$(0.18)	(112.5)%

General and Administrative Expenses (“G&A”)

Three months ended March 31, 2019 compared with three months ended March 31, 2018

(in thousands)
	2019	2018	Change %

General and administrative expenses	$(281)	$(27)	940.7%

G&A expenses increased by 940.7% to $(0.3) million for the three months ended March 31, 2019, compared to $(0.03) million for the same period in 2018. The increase was mainly due to the increase in professional expenses.

Loss from Operations

Three months ended March 31, 2019 compared with three months ended March 31, 2018

(in thousands)
	2019	2018	Change %

Loss from operations	$(281)	$(27)	940.7%

Loss from operations for the three months ended March 31, 2019 was $(0. 3) million as compared to a loss of $(0.03) million for the same period in 2018. The increase was mainly due to increase in professional expenses.

Other Income(Expense)

Three months ended March 31, 2019 compared with three months ended March 31, 2018

(in thousands)
	2019	2018	Change %

(Loss) Income from equity investment	(500)	3,467	(114.4)%
Finance/interest expense	15	-	100.0%
Total other (expense)income, net	$(485)	$3,467	(114.0)%

Total other expenses for the three months ended March 31, 2019 was $(0.5) million, as compared to $3.5 million other income for the same period in 2018. The decrease in other income was mainly due to a loss from equity investment.

Net (Loss) Income

Three months ended March 31, 2019 compared with three months ended March 31, 2018

(in thousands)
	2019	2018	Change %

Net (loss)income	$(766)	$3,440	(122.3)%

Net loss for the three months ended March 31, 2019 was $(0.8) million as compared to an income of approximately $3.4 million for the same period in 2018. The decrease in net income from operations was predominantly due to the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, our current liabilities exceeded the current assets by approximately $5.5 million. Given our expected expenditures in the foreseeable future together with our cash flow from the financing activities, we have comprehensively considered our available sources of funds as follows:

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

Cash-flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and 2018 was $0.3 million and $1.6 million, respectively. This change was mainly due to the combination of the following factors:

The net loss of $0.8 million, mainly from non-cash loss from equity investment for the three months ended March 31, 2019 compared to net income of $3.4 million in the same period in 2018 which were mainly due to income from equity investment.

The cash outflow was mainly due to the change in other payables and accrued liabilities.

Investing activities

During the three months ended March 31, 2019, we purchased immaterial amount of equipment while we did not use any cash for investing activities for the three months ended March 31, 2018.

Financing activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2019 compared to $1.6 million provided by financing activities for the three months ended March 31, 2018. The decrease of cash inflow from financing activities was because we had less borrowings from our related parties.

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

We have never declared or paid any cash dividends to our shareholders. We do not plan to pay any dividends out of our retained earnings for the three months ended March 31, 2019. With respect to retained earnings accrued after such date, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

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

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the three months ended March 31, 2019 that have or that in the opinion of management are likely to have, a current or future material effect on our financial condition or results of operations.

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

There have been no other material changes during the quarter ended March 31 2019 in our significant accounting policies from those previously disclosed in the Company’s annual report for the fiscal year ended December 31, 2018. The discussion of our critical accounting policies contained in Note 2 to our unaudited condensed consolidated financial statements in this Report, “Summary of our Significant Accounting Policies”, is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2018 Form 10K filing and described below:

•	Ineffective review process in our accounting department.

•	Lack of a qualified full-time accountant who possesses U.S. GAAP knowledge to oversee the recording of our daily transaction.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2019.

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

Not Applicable

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

General Steel Holdings, Inc.

Date: May 15, 2019	By: /s/ Zuosheng Yu
Zuosheng Yu
Chief Executive Officer

Date: May 15, 2019	By: /s/ John Chen
John Chen
Director and Chief Financial Officer