Form 10-Q
period 2019-06-30
GENERAL STEEL HOLDINGS INC
filed 2019-08-14
CIK 1239188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-33717

General Steel Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	41-2079252
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Room 803, Tower1, Building B, Wangjing SOHO

Chaoyang District, Beijing, China 100102

(Address of Principal Executive Office, Including Zip Code)

+86 (10) 6470-9625

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

As of August 7, 2019, 46,013,959 (excluding 494,462 shares of treasury stock) shares of common stock, par value $0.001 per share, were outstanding.

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$866,990	$4,818,833
Accounts receivable	167,070	55,246
Loan receivable	3,641,289	-
Prepaid expense and other current assets	60,337	17,291

Current assets held for sale	9,300,658	12,976,864

TOTAL CURRENT ASSETS	14,036,344	17,868,234

OTHER ASSETS:
Equipment, net	1,964	-
Rent deposit	10,077	10,058
Right-of-use assets	77,968	-
TOTAL OTHER ASSETS	90,009	10,058

TOTAL ASSETS	$14,126,353	$17,878,292

LIABILITIES AND EQUITY
CURRENT LIABILITIES:

Other payables and accrued liabilities	$440,192	$506,174
Other payables - related parties	671,986	331,074
Taxes payable	-	277
Lease liabilities - current	52,970	-

Current liabilities held for sale	8,971,099	8,893,326

TOTAL CURRENT LIABILITIES	10,136,247	9,730,851

LEASE LIABILITIES - NONCURRENT	19,960	-

TOTAL LIABILITIES	10,156,207	9,730,851

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 3,092,899 shares of Series A Preferred Stock issued and outstanding as of June 30, 2019 and December 31, 2018	3,093	3,093
	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 46,508,421 shares issued, 46,013,959 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	46,509	46,509
Treasury stock, at cost, 494,462 shares as of June 30, 2019 and December 31, 2018	(839,686)	(839,686)
Additional paid-in-capital	1,261,915,192	1,261,869,238
Statutory reserves	1,107,010	1,107,010
Accumulated deficit	(1,261,513,916)	(1,257,246,837)
Accumulated other comprehensive income	3,251,944	3,208,114
TOTAL EQUITY	3,970,146	8,147,441

TOTAL LIABILITIES AND EQUITY	$14,126,353	$17,878,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)INCOME

	FOR THE THREE MONTHS ENDED JUNE 30		FOR THE SIX MONTHS ENDED JUNE 30
	2019	2018	2019	2018

REVENUES	$181,255	$-	$181,255	$-

COST OF REVENUES	64,088	-	64,088	-

GROSS PROFIT	117,167	-	117,167	-

GENERAL AND ADMINISTRATIVE EXPENSES	$276,767	$25,000	$555,107	$50,000
RESEARCH AND DEVELOPMENT EXPENSES	13,904	-	13,904	-

LOSS FROM OPERATIONS	(173,504)	(25,000)	(451,844)	(50,000)

OTHER INCOME (EXPENSE)
Finance/interest (expense)income	2,865	-	18,966	-
Other income, net	2,865	-	18,966	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(170,639)	(25,000)	(432,878)	(50,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(170,639)	(25,000)	(432,878)	(50,000)

NET (LOSS) INCOME FROM OPERATIONS HELD FOR SALE, NET OF APPLICABLE INCOME TAXES	(3,330,858)	(560,071)	(3,834,201)	2,905,278

NET (LOSS)INCOME	$(3,501,497)	$(585,071)	$(4,267,079)	$2,855,278

OTHER COMPREHENSIVE INCOME(LOSS)
Foreign currency translation adjustments	92,710	78,420	68,270	(36,746)

COMPREHENSIVE (LOSS)INCOME	$(3,408,787)	$(506,651)	$(4,198,809)	$2,818,532

WEIGHTED AVERAGE NUMBER OF SHARES	46,013,959	20,200,208	46,013,959	20,200,208

(LOSS)INCOME PER SHARE - BASIC AND DILUTED
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Operations held for sale	$(0.07)	$(0.03)	$(0.08)	$0.14

(LOSS)INCOME PER SHARE	$(0.08)	$(0.03)	$(0.09)	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
	Shares	Par value	Shares	Par value	Shares	At cost	Paid-in capital	Statutory reserves	Unrestricted	comprehensive income	Total
BALANCE, December 31, 2017	3,092,889	3,093	20,694,670	20,695	(494,462)	(839,686)	1,256,955,395	1,107,010	(1,256,044,414)	2,939,523	4,141,616
Net income									3,440,349		3,440,349
Foreign currency translation adjustments										(115,166)	(115,166)
BALANCE, March 31, 2018 (Unaudited)	3,092,889	$3,093	20,694,670	$20,695	(494,462)	$(839,686)	$1,256,955,395	$1,107,010	$(1,252,604,065)	$2,824,357	$7,466,799
Net income									(585,071)		(585,071)
Foreign currency translation adjustments										78,420	78,420
BALANCE, June 30, 2018 (Unaudited)	3,092,889	$3,093	20,694,670	$20,695	(494,462)	$(839,686)	$1,256,955,395	$1,107,010	$(1,253,189,136)	$2,902,777	$6,960,148

	Preferred stock		Common stock		Treasury stock			Retained earnings / Accumulated deficits		Accumulated other
	Shares	Par value	Shares	Par value	Shares	At cost	Paid-in capital	Statutory reserves	Unrestricted	comprehensive income	Total
BALANCE, December 31, 2018	3,092,889	$3,093	46,508,421	$46,509	(494,462)	$(839,686)	$1,261,869,238	$1,107,010	$(1,257,246,837)	$3,208,114	$8,147,441
Net loss									(765,582)		(765,582)
Foreign currency translation adjustments										(24,440)	(24,440)
Contribution from equity investee							45,954				45,954
BALANCE, March 31, 2019 (Unaudited)	3,092,889	$3,093	46,508,421	$46,509	(494,462)	$(839,686)	$1,261,915,192	$1,107,010	$(1,258,012,419)	$3,183,674	$7,403,373
Net loss									(3,501,497)		(3,501,497)
Foreign currency translation adjustments										68,270	68,270
BALANCE, June 30, 2019 (Unaudited)	3,092,889	$3,093	46,508,421	$46,509	(494,462)	$(839,686)	$1,261,915,192	$1,107,010	$(1,261,513,916)	$3,251,944	$3,970,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)income	$(4,267,079)	$2,855,278
Net (loss)income from operations held for sale	(3,834,201)	2,905,278
Net loss from continuing operations	(432,878)	(50,000)
Adjustments to reconcile net loss to cash used in operating activities from continuing operations:
Depreciation	161	-
Amortization of right-of-use asset	28,746	-
Changes in operating assets and liabilities
Accounts receivable	(113,049)	-
Other receivables	(7,960)	-
Prepaid expense and other current assets	(9,057)	-
Accounts payables	27,483	-
Other payables and accrued liabilities	(119,969)	50,000
Taxes payable	(280)	-
Lease liabilities	(33,844)	-
Net cash provided by (used in) operating activities from operations held for sale	3,834,163	(4,474,656)
Net cash used in operating activities	(660,685)	(1,569,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,147)	-
Net cash used in investing activities	(2,147)	-

CASH FLOWS FINANCING ACTIVITIES:
Borrowings from related parties	344,529	1,568,849
Loan receivables	(3,684,544)	-
Net cash (used in) provided by financing activities	(3,340,015)	1,568,849

EFFECTS OF EXCHANGE RATE CHANGE IN CASH AND CASH EQUIVALENTS	50,969	217

DECREASE IN CASH AND CASH EQUIVALENTS	(3,951,878)	(312)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,820,831	5,260

CASH AND CASH EQUIVALENTS, END OF PERIOD	868,953	4,948

Less: cash and cash equivalents from operations held for sale, end of period	(1,963)	(2,002)

CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS, END OF PERIOD	$866,990	$2,946

NON-CASH TRANSACTIONS OF INVESTING AND FINANCING ACTIVITIES
Initial recognition of right-of-use assets and lease labilities	$107,640	$-
Additional paid in capital contribute from equity investee	$45,954	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Operations

General Steel Holdings, Inc. (the “Company”) was incorporated on August 5, 2002 in the state of Nevada. The Company, through its 100% owned subsidiary, General Steel Investment Co., Ltd, has been operating steel companies serving various industries in the People’s Republic of China (“PRC”). The Company’s main operations, since disposal of its significant steel producing operating assets and trading business at December 31, 2017, have been its 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”). On July 31, 2019, the Company sold General Steel Investment Co., Ltd. (“GSI BVI”), GSI BVI’s wholly owned subsidiary Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong”) and Tongyong’s 32% ownership of Tianwu to Tianjin Shuangsi Trading Co. Ltd, a related party, for $300,000. Therefore the result of operations was presented as operations held for sale on June 30, 2019 in the consolidated financial statements. See Note 2(m) – Operations held for sale.

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“Fresh Human”) and Hummingbird Holdings Limited, the sole shareholder of Fresh Human (“Hummingbird”) holding one share of Fresh Human. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock of the Company (the “Exchange”). As a result of the Exchange, Fresh Human is now a wholly-owned subsidiary of the Company.

The transactions contemplated by the Agreement are related party transactions. Hummingbird was a shareholder of the Company, holding 51.1% of the Company’s outstanding common stock at the time of this transaction. Through ownership of the Company’s Series A Preferred Stock, Hummingbird also held 30% of the combined voting power of our common stock and preferred stock at that time. Immediately after Exchange, Hummingbird held 55.5% of the common stock of the Company. Currently Hummingbird holds 50.45% of common stock of the company

Fresh Human is a holding company incorporated on May 25, 2018, under the laws of Cayman Islands. Fresh Human has no substantive operations other than holding the outstanding shares of Tuotuo River HK Limited (“Tuotuo River”). Tuotuo River, a Hong Kong Limited Liability Company, is a holding company incorporated on June 6, 2018. Tuotuo River holds all of the outstanding equity of Beijing Qianhaitong Technology Development Co., Ltd (“Tuotuo River WFOE”).

Fresh Human and Tuotuo River were established as the holding companies of Tuotuo River WFOE. Tuotuo River WFOE is the primary beneficiary of Beijing Ouruixi Medical Technology Co., Ltd. (“Beijing Ouruixi”). All of these entities included in Fresh Human are under common control, which results in the consolidation of Beijing Ouruixi. This consolidation has been accounted for as a reorganization of entities under common control at carrying value. The Company issued 4,175,095 shares of common stock at $.001 par value for the Exchange. The $4,189,657 excess of carrying value of assets acquired over fair value of shares issued is recorded as additional paid in capital.

The Company’s main operation is Beijing Ouruixi’s business of cell research, development, processing and storage, and cell culture services, in the PRC.

Contractual Arrangements

Beijing Ouruixi’s PRC business license includes cell research, development, and storage and cell culture services and it is categorized as scientific research. This is a business category in which foreign investment is restricted pursuant to the current PRC regulations. As such, Beijing Ouruixi is controlled through contractual agreements in lieu of direct equity ownership by the Company or any of its subsidiaries. Such contractual arrangements consist of a series of four agreements (collectively the “Contractual Arrangements”). The significant terms of the Contractual Agreements are as follows:

Technical Consultation and Services Agreement

Pursuant to the Technical Consultation and Services Agreement dated December 19, 2018 between Tuotuo River WFOE and Beijing Ouruixi, Tuotuo River WFOE is engaged as exclusive provider of management consulting services to Beijing Ouruixi. For such services, Beijing Ouruixi agrees to pay service fees, which are determined based on all of its net income, to Tuotuo River WFOE. Alternatively, Tuotuo River WFOE has the obligation to absorb all of Beijing Ouruixi’s losses.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Technical Consultation and Services Agreement remains in effect for 20 years until December 19, 2038. The agreement can be extended only if Tuotuo River WFOE gives its written consent of extension of the agreement before the expiration of the agreement, and Beijing Ouruixi agrees to the extension without reserve.

Equity Option Agreements

Pursuant to the Equity Option Agreements dated December 19, 2018 among the shareholders who collectively own all of Beijing Ouruixi and Tuotuo River WFOE, these shareholders jointly and severally granted Tuotuo River WFOE an option to purchase their equity interests in Beijing Ouruixi. The purchase price shall be the lowest price permitted under applicable PRC laws. If the purchase price is greater than the registered capital of Beijing Ouruixi, the shareholders are required to immediately return any amount in excess of the registered capital to Tuotuo Ricer WFOE or its designee. Tuotuo River WOFE may exercise such option at any time until it has acquired all equity interests of Beijing Ouruixi. The agreements will terminate at the date on which all of the equity interests of Beijing Ouruixi have been transferred to Tuotuo River WFOE or its designee.

Equity Pledge Agreements

Pursuant to the Equity Pledge Agreements dated December 19, 2018, the shareholders who collectively own all of Beijing Ouruixi pledged all of the equity interests in Beijing Ouruixi to Tuotuo River WFOE as collateral to secure the obligations of Beijing Ouruixi under the exclusive Consulting Services and Operating Agreement. These shareholders may not transfer or assign the pledged equity interests, or incur or allow any encumbrance that would jeopardize Tuotuo River WFOE’s interests, without Tuotuo River WFOE’s prior approval. In the event of default, Tuotuo River WFOE as the pledgee will be entitled to certain rights and entitlements, including the priority in receiving payments by the evaluation or proceeds from the auction or sale of whole or part of the pledged equity interests of Beijing Ouruixi. The agreement shall be continuously valid until these shareholders are no longer shareholders of Beijing Ouruixi or until Beijing Ouruixi has satisfied all its obligations under the Technical Consultation and Services Agreement.

Voting Rights Proxy and Financial Supporting Agreements

Pursuant to the Voting Rights Proxy and Financial Supporting Agreements dated December 19, 2018, the shareholders of Beijing Ouruixi gave Tuotuo River WFOE an irrevocable proxy to act on their behalf on all matters pertaining to Beijing Ouruixi and to exercise all of their rights as shareholders of Beijing Ouruixi, including the right to attend shareholders meetings, to exercise voting rights and to transfer all or a part of their equity interests in Beijing Ouruixi. In consideration of such grant of rights, Tuotuo River WFOE agrees to provide the necessary financial support to Beijing Ouruixi, whether or not Beijing Ouruixi incurs losses, and agrees not to request repayment if Beijing Ouruixi is unable to do so. The agreements shall remain in effect for 20 years, until December 19, 2038.

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

The accompanying consolidated financial statements reflect the activities of the Company’s subsidiaries and VIEs:

Subsidiary/VIE	Place of incorporation	Percentage of Ownership
General Steel Investment Co., Ltd.*	British Virgin Islands	100.0%
Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong Shengyuan”)*	PRC	100.0%
Fresh Human Global Ltd. (“Fresh Human”)	Cayman	100.0%
Tuotuo River HK Limited (“Tuotuo River”)	Hong Kong	100.0%
Beijing Qianhaitong Technology Development Co., Ltd. (“Tuotuo River WFOE”)	PRC	100.0%
Beijing Ouruixi Medical Technology Co., Ltd. (“Beijing Ouruixi”)	PRC	VIE

*Operation held for sale, see Note 2 (m)

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries, which include the wholly-foreign owned enterprise (“WFOE”) and variable interest entities (“VIEs”) over which the Company exercises control and, when applicable, entities for which the Company has a controlling financial interest or is the primary beneficiary. All inter-company transactions and balances have been eliminated upon consolidation.

(c)	Liquidity

Historically, the Company finances its operations through internally generated cash and payables from related parties. As of June 30, 2019, the Company had approximately $0.9 million in cash, which primarily consists of cash on hand and bank deposits, which are unrestricted as to withdrawal and use and are deposited with banks in China. Although the Company’s working capital was $3.9 million, $0.3 million of this was operations to held for sale. After the operations are disposed, the Company believes working capital is sufficient to support its operations for the next twelve months.

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

The Company maintains cash with banks in the PRC. In China, a depositor can have up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In US, a depositor can have up to $250,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2019 and December 31, 2018, approximately $146,000 and $145,000 of the Company’s cash held by financial institutions were insured, respectively, and the remaining balances of approximately $721,000 and $4,670,000 were not insured.

Two of the Company’s customers accounted for 100% of total sales for the three and six months ended June 30, 2019, and none of the Company’s customers individually accounted for more than 10% of total sales for the three and six months ended June 30, 2018.

Two of the Company’s customers accounted for 100% of total accounts receivable as of June 30, 2019. None of the Company’s customers accounted for more than 10% of the total customer deposit as of December 31, 2018.

Two of the Company’s suppliers accounted for 79.9% of the total purchases for the three and six months ended June 30, 2019. None of the Company’s suppliers accounted for more than 10% of the total purchases for the three and six months ended June 30, 2018.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Two of the Company’s suppliers individually accounted for more than 69.5% of total accounts payable as of June 30, 2019. None of the Company’s suppliers accounted for more than 10% of total accounts payable as of December 31, 2018 from operations held for sale.

(f)	Foreign currency translation and other comprehensive income

The reporting currency of the Company is the U.S. dollar. The Company’s subsidiaries in China use the local currency, Renminbi (“RMB”), as their functional currency. Assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. The statements of operations accounts are translated at the average translation rates and the equity accounts are translated at historical rates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments included in accumulated other comprehensive income amounted to $3.25 million and $3.21 million as of June 30, 2019 and December 31, 2018, respectively. The balance sheet amounts, with the exception of equity at June 30, 2019 and December 31, 2018 were translated at 6.87 RMB and 6.88 RMB to $1.00, respectively. The equity accounts were stated at their historical rate. The average translation rates applied to statement of operations accounts for the six months ended June 30, 2019 and 2018 were 6.79 RMB and 6.37 RMB to $1.00, respectively. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The accounting standards define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The three levels are defined as follow:

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

Cash and cash equivalents include cash on hand, demand deposits and time deposits in banks, with original maturities of three months or fewer than three months.

(i)	Accounts receivable and allowance for doubtful accounts

Accounts receivable include trade accounts due from customers. An allowance for doubtful accounts is established and recorded based on management’s assessment of potential losses based on the credit history and relationships with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowances for doubtful accounts, after management has determined that the likelihood of collection is not probable. There was no allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842).” The new standard requires lessees to recognize lease assets (right of use) and lease obligations (lease liability) for leases previously classified as operating leases under generally accepted accounting principles on the balance sheet for leases with terms in excess of 12 months. The standard is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company has adopted ASC 2016-02 since January 1, 2019. See note 12 for details.

(m)	Operations held for sale

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management having the authority to approve the action and committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from the balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations held for sale), less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations are classified as held for sale in the consolidated balance sheets.

Carrying amounts of major classes of assets included as part of discontinued operations:

(In thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS:
Cash, prepaid expense and other current assets	$5	$5
Investment in unconsolidated entities	9,296	12,972
Total current assets held for sale	9,301	12,977

Total assets of the disposal group classified as held for sale	$9,301	$12,977
Carrying amounts of major classes of liabilities included as part of discontinued operations:
CURRENT LIABILITIES:
Other payables and accrued liabilities	$81	$37
Other payables - related parties	8,890	8,857
Total current liabilities held for sale	8,971	8,894

Total liabilities of the disposal group classified as held for sale	$8,971	$8,894

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the amounts of major classes of income and losses from operations held for sale in the unaudited condensed consolidated statements of operations and comprehensive loss, including General Steel Investment Co., Ltd. and its subsidiaries for the three and six months ended June 30, 2019.

	For the three months ended June 30, 2019	For the three months ended June 30, 2018
(In thousands)	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$41	$2

LOSS FROM OPERATIONS	(41)	(2)

OTHER EXPENSE
Loss from equity investment	(3,289)	(558)
Other expense, net	(3,289)	(558)

LOSS BEFORE PROVISION FOR INCOME TAXES	(3,330)	(560)

PROVISION FOR INCOME TAXES	-	-

NET LOSS FROM OPERATIONS HELD FOR SALE	$(3,330)	$(560)

	For the six months ended June 30, 2019	For the six months ended June 30, 2018
(In thousands)	(Unaudited)	(Unaudited)
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	$44	$3

LOSS FROM OPERATIONS	(44)	(3)

OTHER INCOME (EXPENSE)
Finance/interest expense	(1)	-
(Loss)Income from equity investment	(3,789)	2,909
Other expense, net	(3,790)	2,909

(LOSS)INCOME BEFORE PROVISION FOR INCOME TAXES	(3,834)	2,906

PROVISION FOR INCOME TAXES	-	-

NET LOSS (INCOME) FROM OPERATIONS HELD FOR SALE	$(3,834)	$2,906

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n)	Investments in unconsolidated entities - operations held for sale

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

On December 28, 2015, General Steel (China) Co., Ltd sold its 32% equity interest in Tianwu General Steel Material Trading Co., Ltd. to Tongyong Shengyuan, one of the Company’s wholly owned subsidiaries, for $14.9 million (RMB 96.6 million). As of June 30, 2019 and December 31, 2018, Tongyong Shengyuan’s net investment in the unconsolidated entity - operations held for sale was $9.3 million and $13.0 million, respectively.

Total investment income (loss) in unconsolidated subsidiaries, which was included in “Income (Loss) from equity investment” in the consolidated statements of operations and comprehensive income of discontinued operations, amounted to $(3.3) million and $(0.6) million for the three months ended June 30, 2019 and 2018, respectively, and amounted to $(3.8) million and $2.9 million for the six months ended June 30, 2019 and 2018, respectively.

The Company performed significance tests in accordance with SEC Rule 1-02(w) of Regulation S-X and determined Tianwu qualifies as significant equity investee. The condensed financial statements of Tianwu is presented as follows:

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
CURRENT ASSETS:
Cash	$2,341	$250
Purchase deposit	22	-
Other receivables, net	6,628	7,349
Other receivables - related party	67,288	64,825
Prepayments	-	1,060
Inventories	5	5
Total current assets	76,284	73,489

Property and equipment, net	19	6,080
Investment	606	605
Intangible asset	15,943	19,317
Total other assets	16,568	26,002

TOTAL ASSETS	$92,852	$99,491

CURRENT LIABILITIES:
Accounts payable	$3,234	$-
Accounts payable - related party	-	3,965
Short term loans	39,326	39,254
Other payables and accrued liabilities	16,934	14,330
Other payable - related party	3,613	-
Customer Deposits	-	1,146
Taxes payable	695	259
Total current liabilities	63,802	58,954

Total liabilities	63,802	58,954

Total equity	29,050	40,537

TOTAL LIABILITIES AND EQUITY	$92,852	$99,491

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED STATEMENT OF OPERATIONS

(In thousands)	For the six months ended June 30,
	2019	2018
NET SALES	$9	$54

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	149	187
FINANCE EXPENSES	2,496	2,614
TOTAL EXPENSES	2,645	2,801

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,636)	(2,747)

PROVISION FOR INCOME TAXES	721	-

NET LOSS FOR CONTINUING OPERATIONS	(3,357)	(2,747)

NET (LOSS) INCOME FROM OPERATIONS HELD FOR SALE	(8,485)	11,837

NET (LOSS) INCOME	$(11,842)	9,090

(o)	Revenue recognition

The Company receives fees for collecting, testing, freezing and storing stem cell units. Once the cell units are collected, tested, screened and successfully meet all of the required attributes, the Company freezes the units and stores them in a cryogenic freezer. Under the cell processing and storage agreement (the “Agreement”) signed with the customer, the Company charges separate processing fees and storage fees to the customer, and such Agreement provides a storage period of 5-20 years. Pursuant to the Agreement, the processing fee is non-refundable unless the cell is non-viable for storage, and no penalty is charged to customers for early termination of the cell storage service. The Company offers discounts to customers from time to time.

The core principle underlying revenue recognition ASU 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized over time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance, and confirmed that there were no differences in the pattern of revenue recognition.

According to ASC 606, the Company recognizes revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Agreement includes two promised services which are (i) the processing service of cell unit; and (ii) the storage service of cell unit. As the promise to provide the processing service to subscribers is distinct from the promise to provide the storage service in the contract, two performance obligations are identified in the Agreement. The consideration expected to be received is allocated at contract inception among the performance obligations based on their relative selling prices determined by prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each performance obligation. The Company considers all reasonably available information to allocate the overall arrangement fee to processing and storage services based on their relative selling prices. The Company recognizes processing fee revenue when the performance obligation is satisfied at a point in time, which is upon successful completion of processing services and when the cell unit meets all required attributes for storage, and recognizes the storage fee revenues ratably over the annual storage period as the performance obligation is satisfied over time. The Company believes the methodology of recognizing storage revenues over time meaningfully depicts the timing of storage services delivered to customers as it exerts the necessary efforts to deliver such services equally over time.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(p)	Cost of revenues

Cost of revenues consist primarily of costs related to processing materials, and salary and laboratory expenses directly attributable to the Company's revenues.

(q)	Research and development costs

Research and development costs are incurred for research activities conducted to enhance collection and storage technologies, and measures to improve the results in cell extraction and separation. Research and development costs are expensed as incurred.

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

The Company repurchased 494,462 total shares of its common stock between 2010 and 2012, giving retroactive effect to the 1-for-5 reverse stock split effective on October 29, 2015, under the share repurchase plan approved by the Board of Directors in December 2010.

(t)	Income taxes

The Company accounts for income taxes in accordance with the accounting principles generally accepted in the United States for income taxes. Under the asset and liability method as required by this accounting standard, the recognition of deferred income tax liabilities and assets accounts for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The accounting principles generally accepted in the United States for accounting for uncertainty in income taxes clarify the accounting and disclosure for uncertain tax positions.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of June 30, 2019, the Company’s income tax returns for December 31, 2017, 2016, 2015 and 2014 remain subject to examination by the taxing authorities.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company have adopted this ASU with no material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3 – Variable interest entity (“VIE”)

On December 19, 2018, Tuotuo River WFOE entered into Contractual Arrangements with Beijing Ouruixi and its shareholders who collectively own 100% of Beijing Ouruixi. The significant terms of these Contractual Arrangements are summarized in “Note 1 - Nature of business and organization” above. As a result, the Company classifies Beijing Ouruixi as a VIE.

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

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	The power to direct activities at Beijing Ouruixi that most significantly impact such entity’s economic performance, and

(2)	The obligation to absorb losses of, and the right to receive benefits from, Beijing Ouruixi that could potentially be significant to such entity.

Pursuant to the Contractual Arrangements, Beijing Ouruixi pays service fees equal to all of its net income to Tuotuo River WFOE. At the same time, Tuotuo River WFOE is obligated to absorb all of Beijing Ouruixi’s losses. The Contractual Arrangements are designed so that Beijing Ouruixi operates for the benefit of Tuotuo River WFOE and ultimately, the Company.

Accordingly, the accounts of Beijing Ouruixi are consolidated in the accompanying financial statements pursuant to ASC 810-10, Consolidation. In addition, its financial positions and results of operations are included in the Company’s financial statements.

The carrying amount of the VIE’s assets and liabilities are as follows:

(In thousands)	June 30, 2019

Current assets	$4625
Total assets	4715
Total liabilities	(675)
Net assets	$4040

(In thousands)	June 30, 2019

Current liabilities:
Account payable	$27
Other payables and accrued liabilities	1
Other payable – related party	574
Lease liabilities – current	53
Total current liabilities	655
Lease liabilities – non-current	20
Total liabilities	$675

The summarized operating results of the VIEs are as follows:

(In thousands)	For the three months ended June 30, 2019	For the six months ended June 30, 2019

Operating revenues	$117	$117
Operating expenses	$128	$296
Loss from operations	$(10)	$(178)
Net loss	$8	$(159)

Under the VIE Arrangements, the Company has the power to direct activities of Beijing Ouruixi and can have assets transferred out of Beijing Ouruixi. Therefore, the Company considers that there is no asset in Beijing Ouruixi that can be used only to settle obligations of Beijing Ouruixi, except for registered capital and PRC statutory reserves, if any. As Beijing Ouruixi is incorporated as limited liability company under the Company Law of the PRC, creditors of Beijing Ouruixi do not have recourse to the general credit of the Company for any of the liabilities of Beijing Ouruixi.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Cash and cash equivalents

Cash and cash equivalents consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Cash and cash equivalents:
Cash in bank and on hand	$867	$459
Time deposit – with original maturities less than three months	-	4,362
Total Cash and cash equivalents:	$867	$4,821

As of December 31, 2018, the Company had time deposits of approximately $4.4 million (RMB 30 million), pledged as collateral for a unrelated third party Tianjin Guangtai Changxin International Trading Co to its bank. The loan matured on March 18 and March 25, 2019 and the pledged collaterals were released. As of June 30, 2019, the Company had no time deposits. See Note 11.

As of June 30, 2019, one of the Company’s bank accounts, totaling approximately $111,000, was under the third party trust account.

Note 5– Accounts receivable

Accounts receivables, net of zero allowance for doubtful accounts, consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Accounts receivable	$167	$55
Less: allowance for doubtful accounts	-	-
Net accounts receivable	$167	$55

Note 6– Loan receivables

Loans receivables represents advances to Beijing Spark Cell Technology Co., Ltd. which is a third party. Loan receivables amounted to approximately $3,641,000 and nil as of June 30, 2019 and December 31, 2018, respectively. These advances carried an interest rate of 7.3% per annum. Interest income was approximately $3,000 for the three and six months ended June 30, 2019, respectively. Beijing Spark Cell Technology Co., Ltd. agreed to repay approximately $728,000 by September 30, 2019 and approximately $2,913,000 by December 20, 2019.

Note 7 - Other payable and accrued liabilities

Other payable and accrued liabilities consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)	(in thousands)
Salary payable	$142	$142
Short term payable, no interest due on demand	239	37
Professional fees	140	364
Net other payable and accrued liabilities	521	543
Less: other payable and accrued liabilities – held for sale	81	37
Net other payable and accrued liabilities – continuing operations	$440	$506

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

Beijing Ouruixi’s operations have incurred a cumulative net operating loss (“NOL”) of approximately RMB 2,310,000 (USD 345,000) as of June 30, 2019, which may reduce future taxable income. The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Since Beijing Ouruixi had continuing losses, the Company made a full allowance of related deferred tax assets.

Deferred taxes assets – China

According to Chinese tax regulations, net operating losses can be carried forward to offset operating income for the next five years. Management took into consideration its operating forecast for the next five years and concluded that the beginning-of-the-year balance of deferred tax assets mainly relating to the net operating loss carry forward may not be fully realizable due to the reduction in the projection of income available in the next 5 years. Management therefore decided to provide a 100% valuation allowance for the deferred tax assets.

Deferred taxes assets – U.S.

General Steel Holdings, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended June 30, 2019. The net operating loss carry forwards for United States income taxes amounted to $6.8 million, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2027 through 2037. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2019 was $3.0 million. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company has no cumulative proportionate retained earnings from profitable subsidiaries as of June 30, 2019. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Act”) was enacted. Under the provisions of the Act, the U.S. corporate tax rate decreased from 35% to 21%. Additionally, the Tax Act imposes a one-time transition tax on deemed repatriation of historical earnings of foreign subsidiaries, and future foreign earnings are subject to U.S. taxation. The enactment of the Act did not have a material effect on the Company’s financials, as the Company has accumulated deficits and has provided full valuation allowance to its deferred tax assets.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Related party transactions

a.	Other payables – related parties:

Other payables – related parties are those nontrade payables arising from transactions between the Company and its related parties, such as advances or payments from these related parties on behalf of the Company.

Name of related parties	Relationship	June 30, 2019	December 31, 2018
		(in thousands)	(in thousands)
Yangpu Capital Automobile	Partially owned by Zuosheng Yu indirectly	$95	$95
General Steel (China) Co., Ltd	Partially owned by Zuosheng Yu indirectly	7,519	7,388
Zuosheng Yu	Chief Executive Officer and Chairman of the Board of the Company until July 8, 2019	1,374	1,471
Baoning Shi	Major shareholder	510	173
Beijing Ronghuida Investment Consulting Co., Ltd.	Common control by major shareholder	63	60
Beijing Hanjiang International Investment Consulting Co., Ltd.	Common control by major shareholder	1	1
Total		9,562	9,188
Less: other payables – related parties - held for sale		8,890	8,857
Other payables – related parties - continuing operations		$672	$331

Note 10 – Equity

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

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human and Hummingbird. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, Fresh Human is now a wholly owned subsidiary of the Company. Fresh Human was valued at $4,175,095. The transactions contemplated by the Agreement are related party transactions. Hummingbird was a shareholder of the Company at the time of Exchange, holding 51.1% of the Company’s outstanding common stock, and through ownership of the Company’s Series A Preferred Stock has voting power of 30% of the combined voting power of our common stock and preferred stock, and immediately after the Exchange, Hummingbird held 55.5 % of the common stock of the Company. Currently, Hummingbird holds 50.45 % of the common stock of the Company.

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

The Company’s subsidiaries and VIE are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the Company’s subsidiaries and VIE may allocate a portion of its after-tax profits based on PRC accounting standards to enterprise expansion funds and staff bonus and welfare funds at its discretion. The Company’s subsidiaries and VIE may allocate a portion of its after-tax profits based on PRC accounting standards to a discretionary surplus fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends. Remittance of dividends by a wholly foreign-owned company out of China is subject to examination by the banks designated by the State Administration of Foreign Exchange.

As of June 30, 2019 and December 31, 2018, the Company’s subsidiaries and VIE collectively attributed none of retained earnings for their statutory reserves, respectively due to operation losses for both years.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Contingencies

Contingencies

From time to time, the Company’s VIE Beijing Ouruixi may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. The Company’s management does not expect any liability from the disposition of such claims and litigation individually or in the aggregate would have a material adverse impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2018, Beijing Ouruixi signed a bank acceptance pledge contract with the Tianjin Branch of Shengjing Bank in China and pledged its 30 million RMB time deposits in Shengjing Bank as collateral for the bank loans which Tianjin Guangtai Changxin International Trading Co. borrowed. The maturity date of the loans was March 18 and March 25, 2019. The time deposits were released, along with the collateral obligation. As of June 30, 2019, the Company had no time deposits outstanding.

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

However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to the foregoing opinion of its management. If the current corporate structure of the Company or the Contractual Arrangements are found to be in violation of any existing or future PRC laws and regulations, the Company may be required to restructure its corporate structure and operations in the PRC to comply with changing PRC laws and regulations. In the opinion of management, the likelihood of loss in respect of the Company’s current corporate structure or the Contractual Arrangements is remote based on current facts and circumstances.

Note 12 – Lease

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases” (Topic 842), and elected the package of practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases; (2) the lease classification for any expired or existing leases; and (3) initial direct costs for any expired or existing leases. The Company adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The impact of the adoption of ASC 842, as of January 1, 2019, was approximately $106,000 to our assets, approximately $86,000 to our current liability, and approximately $20,000 to our long-term liability.

Under the transition method selected by the Company, leases expiring at, or entered into after, January 1, 2019, were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company's historical accounting under ASC 840. The adoption of this standard resulted in the recording of operating lease assets and operating lease liabilities as of January 1, 2019, with no related impact on the Company's Consolidated Statement of Stockholders' Equity or Consolidated Statement of Income (Loss).

The Company also leases a space on a month-to-month basis which classifies as an operating lease. Leases with an initial term of 12 months or fewer are not recorded on the balance sheet. Short-term leases for the six months ended June 30, 2019 amounted to $7,659.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

For the three and six months ended June 30, 2019, lease expenses under operating leases amounted to $15,215 and $30,589 under ASC 842 and recorded in the general and administrative expenses in the accompanying unaudited condensed statements of operations, respectively.

GENERAL STEEL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The two year and beyond maturity of the Company’s lease obligations is presented below:

Twelve months ended June 30,	Operating lease amount
2020	$60,460
2021	15,115
Total lease payments	75,575
Less: Interest	(2,645)
Present value of lease liabilities	$72,930

Note 13 – Subsequent events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions statements that require recognition or disclosures in the consolidated financial except the follow:

On July 31, 2019, the Company entered into a Share Transfer Agreement (the “Agreement”) with Tianjin Shuangsi Trading Co. Limited, a company incorporated in China (“Tianjin Shuangsi” or “Buyer”).  Pursuant to the terms of the Agreement, the Company will sell all of the issued and outstanding shares of General Steel Investment Co., Ltd. (“GSI BVI”), a wholly owned subsidiary of the Company, to the Buyer for a total of $300,000 (the “Transaction”), which value is primarily derived from GSI BVI’s direct wholly-owned operating entity Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong”) and Tongyong’s 32% owned subsidiary Tianwu Tongyong (Tianjin) International Trade Co., Ltd (“Tianwu”). The $300,000 purchase price will be paid by cancellation of the payables owed by the Company to the Buyer, including its principal amount and interest accrued. The closing of the Transaction is subject to the approval by the shareholders of both parties..

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. General Steel Holdings, Inc. and its subsidiaries is referred to herein as “we,” “our,” “us” and “the Company.” The words or phrases “would be,” “will allow,” “expect to,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” or similar expressions are intended to identify forward-looking statements. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) those risks and uncertainties related to general economic conditions in the People’s Republic of China, including regulatory factors that may affect such economic conditions; (b) whether we are able to manage our planned growth efficiently and operate profitable operations, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to successfully manage and exploit existing and potential market opportunities; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations; and (d) whether we are able to successfully fulfill our primary requirements for cash which are explained below under “Liquidity and Capital Resources.” Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement. Additional information regarding certain factors which could cause actual results to differ from such forward-looking statements include, but are not limited to, those described in Item 1A, “Risk Factors”, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 1, 2019.

OVERVIEW

We were incorporated on August 5, 2002, in the State of Nevada. We are headquartered in Beijing, China and through our 100% owned subsidiary, General Steel Investment Co., Ltd., we have been operating steel companies serving various industries in the People’s Republic of China (“PRC”). Our main operation through December 31, 2015 had been the manufacturing and sales of steel products such as steel rebar, hot-rolled carbon and silicon sheets and spiral-weld pipes while we commenced trading in 2016. Our main operation from 2016 to 2017 had been the trading of steel related products. From 2017 to 2018, our main operations was the 32% equity holding in Tianwu General Steel Material Trading Co., Ltd (“Tianwu”). Our main operation, since disposal of our significant steel producing operating assets and trading business at December 31, 2017, had been the 32% equity holding in Tianwu. On July 31, 2019, the Company sold General Steel Investment Co., Ltd. (“GSI BVI”), GSI BVI’s wholly owned subsidiary Tongyong Shengyuan (Tianjin) Technology Development Co., Ltd. (“Tongyong”) and Tongyong’s 32% ownership of Tianwu to Tianjin Shuangsi Trading Co. Ltd, a related party, for $300,000. Therefore, the result of operations was presented as operations held for sale on June 30, 2019 in the consolidated financial statements.

On December 31, 2018, the Company entered into a Share Exchange Agreement (the “Agreement”) with Fresh Human Global Ltd., a Cayman Islands corporation (“Fresh Human”) and Hummingbird Holdings Limited, the sole shareholder of Fresh Human (“Hummingbird”), holding one share of Fresh Human. Pursuant to the terms of the Agreement, Hummingbird exchanged its equity interest in Fresh Human for 4,175,095 shares of restricted stock (the “Shares”) of the Company (the “Exchange”). As a result of the Exchange, Fresh Human is now a wholly-owned subsidiary of the Company. Fresh Human was valued at $4,175,095.

The transactions contemplated by the Agreement are related party transactions. Hummingbird was a shareholder of the Company at the time of Exchange, holding 51.1% of the Company’s outstanding common stock. Through ownership of the Company’s Series A Preferred Stock, Hummingbird holds 30% of the combined voting power of our common stock and preferred stock. Immediately after the Exchange, Hummingbird held 55.5% of the common stock of the Company. Currently, Hummingbird holds 50.45 % of the common stock of the Company.

Fresh Human is the sole shareholder of Tuotuo River HK Limited, a Hong Kong limited liability company, which through various contractual arrangements between Tuotuo’s wholly-owned subsidiary Beijing Qianhaitong Technology Development Co., Ltd. and Beijing Ouruixi Medical Technology Co., Ltd., a PRC entity and its shareholders, is in the business of cell research, development, processing, storage and cell culture service in the People’s Republic of China.

RESULTS OF OPERATIONS

Statements of Operations for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,			For the six months ended June 30,
(In thousands except share data)	2019	2018	Percentage Change	2019	2018	Percentage Change
Revenues	181	-	100.0%	181	-	100.0%
Cost of revenues	64	-	100.0%	64	-	100.0%
Gross profit	117	-	100.0%	117	-	100.0%
Selling, General and Administrative Expenses	277	25	1,008.0%	555	50	1,010.0%
Research and Development Expenses	14	-	100.0%	14	-	100.0%
Loss from Operations	(174)	(25)	596.0%	(452)	(50)	804.0%

Other Expense, net	3	-	100.0%	19	-	100.0%
Loss Before Provision for Income Taxes	(171)	(25)	584.0%	(433)	(50)	766.0%
Provision for Income Taxes	-	-	-%	-	-	-%
Loss from Continuing Operations	(171)	(25)	584.0%	(433)	(50)	766.0%
Net Loss from Operations held for sale, Net of Income Taxes	(3,331)	(560)	494.8%	(3,834)	2,905	(232.0)%
Net Loss	(3,502)	(585)	498.6%	(4,267)	2,855	(249.5)%
Foreign Currency Translation Adjustments	93	78	19.2%	68	(37)	(283.8)%
Comprehensive Loss	(3,409)	(507)	572.4%	(4,199)	2,818	(249.0)%

Weighted Average Number of Shares	46,014	20,200	127.8%	46,014	20,200	127.8%
Loss Per Share – Basic and Diluted
Continuing Operations	$-	$-	-%	$-	$-	-%
Operations held for sale	(0.07)	(0.03)	161.1%	(0.09)	0.14	(157.9)%
Net Loss per share	$(0.08)	$(0.03)	166.7%	$(0.09)	$0.14	(164.3)%

Revenues

Three and six months ended June 30, 2019 compared with three and six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Revenues	$181	$-	100.0%

Revenues increased by 100.0% to approximately $0.2 million for the three and six months ended June 30, 2019, compared to nil for the same period in 2018. The increase was mainly due to Beijing Orexi’s operations in cell processing and storage. Our revenue mainly consists of processing fees and storage fees. Processing fees represent the allocated consideration for the collecting, testing, freezing and processing of customers’ cell units. We recognize the processing fees as our revenue on a net of value-added tax basis.  Storage fees represent the allocated consideration for the storage of cell units at our facilities pursuant to customer contracts.  For the three and six months ended June 30, 2019, we had approximately $0.2 million in processing fees revenue and approximately $200 storage fees revenue.

Cost of revenue

Three and six months ended June 30, 2019 compared with three and six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Cost of revenue	$64	$-	100.0%

Cost of revenue increased by 100.0% to approximately $0.06 million for the three and six months ended June 30, 2019, compared to nil for the same period in 2018. The increase was mainly due to the increased materials and laboratory costs.

Gross profit

Three and six months ended June 30, 2019 compared with three and six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Gross profit	$117	$-	100.0%

Gross profit increased by 100.0% to approximately $0.1 million for the three and six months ended June 30, 2019, compared to nil for the same period in 2018. The increase was mainly due to the reasons stated above.

General and Administrative Expenses (“G&A”)

Three months ended June 30, 2019 compared with three months ended June 30, 2018

(in thousands)
	2019	2018	Change %

General and administrative expenses	$(277)	$(25)	1,008.0%

G&A expenses increased by 1,008.0% to approximately $(0.3) million for the three months ended June 30, 2019, compared to approximately $(0.03) million for the same period in 2018. The increase was mainly due to Company engaged in new business of cell research, development, processing, storage and cell culture service.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

General and administrative expenses	$(555)	$(50)	1,010.0%

G&A expenses increased by 1,010.0% to approximately $(0.6) million for the six months ended June 30, 2019, compared to approximately $(0.05) million for the same period in 2018. The increase was mainly due to the Company engaged in new business of cell research, development, processing, storage and cell culture service.

Research and Development Expenses (“R&D”)

Three and six months ended June 30, 2019 compared with three and six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Research and development expenses	$(14)	$-	100%

R&D expenses increased by 100.0% to approximately $(0.01) million for the three and six months ended June 30, 2019, compared to approximately nil for the same period in 2018. The increase was mainly due to expenses incurred reflecting the Company’s continued efforts in technology advancement related to cell processing and storage.

Other Income

Three months ended June 30, 2019 compared with three months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Finance/interest income	$3	$-	100%

Total other income for the three months ended June 30, 2019 was approximately $3,000, as compared to nil for the same period in 2018. The increase in other income was mainly due to an increase in interest income.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Finance/interest income	$19	$-	100%

Total other income for the six months ended June 30, 2019 was approximately $(0.02) million, as compared to nil for the same period in 2018. The increase in other income was mainly due to an increase in interest income.

Net Loss from Continuing Operations

Three months ended June 30, 2019 compared with three months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Net loss from continuing operations	$(171)	$(25)	(584.0)%

Net loss from continuing operations for the three months ended June 30, 2019 was approximately $0.2 million as compared to a loss of approximately $0.025 million for the same period in 2018. The decrease in net income from operations was predominantly due to the reasons stated above.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Net loss from continuing operations	$(433)	$(50)	(766.0)%

Net loss from continuing operations for the six months ended June 30, 2019 was approximately $0.4 million as compared to a loss of approximately $0.05 million for the same period in 2018. The decrease in net income from operations was predominantly due to the reasons stated above.

Net income (loss) from Operations held for sale

Three months ended June 30, 2019 compared with three months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Net loss from operations held for sale, net of applicable income taxes	$(3,331)	$(560)	(494.78)%

Net income from operations held for sale for the three months ended June 30, 2019 and 2018 was approximately $3.3 million and approximately $0.6 million as a result of disposing its operations of General Steel Investment Co., Ltd. and Tongyong Shengyuan.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

(in thousands)
	2019	2018	Change %

Net income(loss) from operations held for sale, net of applicable income taxes	$(3,834)	$2,905	(232.0)%

Net income(loss) from operations held for sale for the six months ended June 30, 2019 and 2018 was approximately $(3.8) million and approximately $2.9 million as a result of disposing its operations of General Steel Investment Co., Ltd. and Tongyong Shengyuan.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash and cash equivalents of approximately $0.9 million. Our working capital was approximately $3.9 million.

We believe our current working capital is sufficient to support our operations for the next twelve months. We may, however, need additional cash resources in the future if we experience changes in business conditions or other developments, or if we find and wish to pursue opportunities for investment, acquisition, capital expenditure or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain financial support and credit guarantee from related parties.

Substantially all our operations are conducted in China and all of our revenues are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may have difficulty distributing any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC law, RMB is currently convertible into U.S. Dollars under a company’s “current account,” which includes dividends, and trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE), but is not from a company’s “capital account,” which includes foreign direct investments and loans, without the prior approval of SAFE.

Cash-flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2019 and 2018 was approximately $0.7 million and approximately $1.6 million, respectively. This decrease in cash used in operating activities of approximately $0.9 million was mainly due to a combination of the following factors:

Decrease of approximately $0.3 million cash outflow was mainly due to the increase in other payables and accrued liabilities.

Increase of approximately $1.2 million cash inflow which was mainly from operations held for sale. The net loss of approximately $3.8 million, mainly from non-cash loss from equity investment for the six months ended June 30, 2019 compared to net income of approximately $2.9 million in the same period in 2018, which was mainly due to income from equity investment.

Investing activities

During the six months ended June 30, 2019, we purchased an immaterial amount of equipment while we did not use any cash for investing activities for the six months ended June 30, 2018.

Financing activities

Net cash used in financing activities was approximately $3.3 million for the six months ended June 30, 2019 compared to approximately $1.6 million provided by financing activities for the six months ended June 30, 2018. The decrease of cash inflow from financing activities was because we had less borrowing from our related parties.

Net cash used in financing activities for the six months ended June 30, 2019 and 2018 also included to loan receivables to Beijing Spark Cell Technology Co., Ltd. of approximately $3.7 million, respectively.

Restrictions on our ability to distribute dividends

Substantially all of our assets are located within the PRC. Under the laws of the PRC governing foreign invested enterprises, dividend distribution and other funds transfers are allowed but are subject to special procedures under relevant rules and regulations. Foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reaches 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. Under PRC regulations, RMB is currently convertible into U.S. Dollars under a company’s “current account” which includes dividends, trade and service-related foreign exchange transactions, without prior approval of the State Administration of Foreign Exchange (SAFE). Transfers from a company’s “capital account,” which includes foreign direct investments and loans, cannot be executed without the prior approval of SAFE.

There are no restrictions on distribution or transfer of other funds from General Steel Investment to us.

We have never declared or paid any cash dividends to our shareholders. We currently do not plan to pay any dividends as we plan to retain earnings for our business development. If we plan to pay any dividends, our Board of Directors may declare dividends after taking into account our operations, earnings, financial condition, cash requirements and availability and other factors as it may deem relevant at such time. Any declaration and payment, as well as the amount, of dividends will be subject to our By-Laws, charter and applicable Chinese and U.S. state and federal laws and regulations, including the approval from the shareholders of each subsidiary which intends to declare such dividends, if applicable.

We have previously raised money in the U.S. capital markets which has provided the capital needed for our operations and investment activities. Thus, the foreign currency restrictions and regulations in the PRC on the dividends distribution will not have a material impact on our liquidity, financial condition, and results of operation.

Impact of Inflation

Inflationary factors, such as increases in personnel and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and operating expenses as a percentage of sales revenue if the revenues from our products do not increase with such increased costs.

OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements for the six months ended June 30, 2019 that have or that in the opinion of management are likely to have a current or future material effect on our financial condition or results of operations.

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

Operations held for sale

In accordance with ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-1E to be classified as held for sale. When all of the criteria to be classified as held for sale are met, including management having the authority to approve the action committing to a plan to sell the entity, the major current assets, other assets, current liabilities, and noncurrent liabilities shall be reported as components of total assets and liabilities separate from the balances of the continuing operations. At the same time, the results of all discontinued operations (which we presented as operations held for sale), less applicable income taxes (benefits), shall be reported as components of net income (loss) separate from the net income (loss) of continuing operations in accordance with ASC 205-20-45.

Revenue recognition

The Company receives fees for collecting, testing, freezing and storing stem cell units. Once the cell units are collected, tested, screened and successfully meet all of the required attributes, the Company freezes the units and stores them in a cryogenic freezer. Under the cell processing and storage agreement (the “Agreement”) signed with the customer, the Company charges separate processing fees and storage fees to the customer and such Agreement provides a storage period of 5-20 years. Pursuant to the Agreement, the processing fee is non-refundable unless the cell is non-viable for storage, and no penalty is charged to customers for early termination of the cell storage service. The Company offers discounts to customers from time to time.

The core principle underlying revenue recognition ASU 606 is that the Company will recognize revenue to represent the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. This will require the Company to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfers to a customer. The Company’s revenue streams are recognized over time.

The ASU requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Upon adoption, the Company evaluated its revenue recognition policy for all revenue streams within the scope of the ASU under previous standards and using the five-step model under the new guidance and confirmed that there were no differences in the pattern of revenue recognition.

According to ASC 606, the Company recognizes revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Agreement includes two promised services which are (i) the processing service of cell units; and (ii) the storage service of cell units. As the promise to provide the processing service to subscribers is distinct from the promise to provide the storage service in the contract, two performance obligations are identified in the Agreement. The consideration expected to be received is allocated at contract inception among the performance obligations based on their relative selling prices determined based on prices of these elements as sold on a stand-alone basis, and the applicable revenue recognition criteria are applied to each of the performance obligation. The Company considers all reasonably available information to allocate the overall arrangement fee to processing and storage services based on their relative selling prices. The Company recognizes processing fee revenue when the performance obligation is satisfied at a point in time, which is upon successful completion of processing services and when the cell unit meets all the required attributes for storage, and recognizes the storage fee revenues ratably over the annual storage period as the performance obligation is satisfied over time. The Company believes the methodology of recognizing storage revenues over time meaningfully depicts the timing of storage services delivered to customers as it exerts the necessary efforts to deliver such services equally over time.

Cost of revenues

Cost of revenues consist primarily of cost related to processing materials, salary and laboratory expenses directly attributable to the Company's revenues.

Research and development costs

Research and development costs are incurred for research activities conducted to enhance collection and storage technologies, and measures to improve the results in cells extraction and separation. Research and development costs are expensed as incurred.

ITEM 4. CONTROLS AND PROCEDURES

Our Company, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019. Our Company’s disclosure controls and procedures are designed: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluations, our Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2019 due to the material weaknesses in our internal control over financial reporting previously identified in our December 31, 2018 Form 10K filing and described below:

•	Ineffective review process in our accounting department.
•	Lack of a qualified full-time accountant who possesses U.S. GAAP knowledge to oversee the recording of our daily transactions.

Based on the above material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2019.

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

•

We have hired an internal CPA with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements to ensure that our financial statements are prepared in accordance with U.S. GAAP.

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

ITEM 1A. RISK FACTORS

To our knowledge and to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors, there have been no other changes in the risk factors described in “ITEM 1A. RISK FACTORS” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on April 1, 2019.

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

General Steel Holdings, Inc.

Date: August 14, 2019	By:	/s/ Baoning Shi
Baoning Shi
Chief Executive Officer

Date: August 14, 2019	By:	/s/ Zhiguang Liu
Zhiguang Liu
Chief Financial Officer

